Form 10-Q
period 1996-09-30
METRIS COMPANIES INC
filed 1996-12-10
CIK 1021061

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             _______________________

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      FOR THE QUARTER ENDED                        001-12351
       September 30, 1996                   Commission File Number

                           ___________________________


                              METRIS COMPANIES INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                       41-1849591
(State of Incorporation)           (I.R.S. Employer Identification No.)


       600 South Highway 169, Suite 1800, St. Louis Park, Minnesota  55426
                    (Address of principal executive offices)


                                 (612) 525-5020
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes                          No   X
                    -----                       -----

As of November 30, 1996, 19,225,000 shares of the Registrant's Common
                         ----------
Stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


          ------------------------------------------------------------
                               SEPTEMBER 30, 1996

                                                                    Page
                                                                    ----

PART I.   FINANCIAL INFORMATION


     ITEM 1.    Consolidated Financial Statements (unaudited):
                Consolidated Balance Sheets..........................3
                Consolidated Statements of Income....................4
                Consolidated Statements of Changes
                  in Stockholder's Equity............................5
                Consolidated Statements of Cash Flows................6
                Notes to Consolidated Financial Statements...........7

     ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations..........................................11


PART II.    OTHER INFORMATION


     ITEM 6.    Exhibits and Reports on Form 8-K....................29

            Signatures..............................................30

Item 1.
-------

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(DOLLARS IN THOUSANDS) (UNAUDITED)



                                              SEPTEMBER 30, DECEMBER 31,
                                                 1996            1995
                                              ------------- ------------
ASSETS
Cash and due from banks                    $     13,013    $     4,185
Federal funds sold                               14,653         29,144
Short-term investments                                2          1,414
                                            -----------    -----------
   Cash and cash equivalents                     27,668         34,743
Credit card loans:
   Loans held for securitization                  4,193         15,337
   Retained interests in loans securitized      149,884         79,727
      Less: Allowance for loan losses             8,540          3,679
                                            -----------    -----------
   Net credit card loans                        145,537         91,385
Premises and equipment, net                       3,902          1,476
Accrued interest and fees receivable              1,700          2,223
Other receivables due from credit card
   securitizations, net                                         31,597
Prepaid expenses and deferred charges             3,993          4,517
Deferred income taxes                            19,192          4,306
Other assets                                      6,217          4,181
                                            -----------    -----------
   TOTAL ASSETS                             $   208,209    $   174,428
                                            -----------    -----------
                                            -----------    -----------
LIABILITIES
Interest-bearing deposit from affiliate     $     1,000    $     1,000
Short-term borrowings                            53,385         63,482
Accounts payable                                 15,434         21,334
Other payables due to credit card
   securitizations, net                          25,485
Current income taxes payable to FCI               2,290          5,178
Deferred income                                  15,057         10,087
Accrued expenses and other liabilities            9,544          2,029
                                            -----------    -----------
   TOTAL LIABILITIES                            122,195        103,110
                                            -----------    -----------
STOCKHOLDER'S EQUITY
Preferred Stock, par value $.01 per share;
   authorized 10,000,000 shares, none issued
   or outstanding
Common Stock, par value $.01; authorized
   100,000,000 shares, issued and outstanding
   15,966,667 shares                                160
Paid-in/Contributed capital                      59,868         60,028
Retained earnings                                25,986         11,290
                                            -----------    -----------
   TOTAL STOCKHOLDER'S/DIVISION EQUITY           86,014         71,318
                                            -----------    -----------
   TOTAL LIABILITIES AND STOCKHOLDER'S
      EQUITY                                $   208,209    $   174,428
                                            -----------    -----------
                                            -----------    -----------


See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)    (UNAUDITED)


                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                 ------------------            -----------------
                                                  1996          1995           1996           1995
                                                  ----          ----           ----           ----
INTEREST INCOME
Credit card loans                              $  7,464      $   2,245      $  19,583       $  3,616
Federal funds sold                                  208            249            644            292
Other                                                56             14            120             60
                                               --------      ---------      ---------       --------
  Total interest income                           7,728          2,508         20,347          3,968
                                               --------      ---------      ---------       --------
INTEREST EXPENSE
Deposit                                              12             13             36             24
Short-term borrowings                               953            538          2,787            806
                                               --------      ---------      ---------       --------
  Total interest expense                            965            551          2,823            830
                                               --------      ---------      ---------       --------
NET INTEREST INCOME                               6,763          1,957         17,524          3,138
Provision for loan losses                         5,383          1,110         10,556          1,644
                                               --------      ---------      ---------       --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       1,380            847          6,968          1,494
                                               --------      ---------      ---------       --------
OTHER OPERATING INCOME:
Net extended warranty revenues                    5,174          4,603         13,789         11,290
Net securitization and credit
  card servicing income                          13,190          6,090         33,726          9,244
Credit card fees, interchange
                                                  5,184          2,011         17,262          6,716
  and other credit card income
Fee-based product revenues                        8,482          2,212         20,549          3,761
                                               --------      ---------      ---------       --------
                                                 32,030         14,916         85,326         31,011
                                               --------      ---------      ---------       --------
OTHER OPERATING EXPENSE:
Credit card account and other
  product solicitation and
  marketing expenses                              4,438          3,218         20,898         12,556
Employee compensation                             6,362            415         14,885          1,117
Data processing services and
  communications                                  3,435            825          8,632          1,705
Third party servicing expenses                    2,087          1,540          6,700          2,718
Warranty and debt waiver
  underwriting and claims
  servicing expenses
                                                  2,781          1,753          6,842          4,177
Credit card fraud losses                            657            274          1,723            555
Other                                             4,216          1,158          8,718          2,958
                                               --------      ---------      ---------       --------
                                                 23,976          9,183         68,398         25,786
                                               --------      ---------      ---------       --------
INCOME BEFORE INCOME TAXES                        9,434          6,580         23,896          6,719
Income taxes                                      3,632          2,533          9,200          2,587
                                               --------      ---------      ---------       --------
NET INCOME                                     $  5,802      $   4,047      $  14,696       $  4,132
                                               --------      ---------      ---------       --------
                                               --------      ---------      ---------       --------

EARNINGS PER COMMON SHARE
Primary                                        $    .35      $     .25      $     .89       $    .25
                                               --------      ---------      ---------       --------
Fully diluted                                  $    .35      $     .25      $     .89       $    .25
                                               --------      ---------      ---------       --------



Weighted average common share
  and common share equivalents
  outstanding                                    16,507         16,311         16,486         16,270
                                               --------      ---------      ---------       --------

             See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholder's Equity
(DOLLARS IN THOUSANDS) (UNAUDITED)


                                                                                              TOTAL
                                                               PAID-IN/                    STOCKHOLDER'S
                                                 COMMON      CONTRIBUTED     RETAINED       /DIVISION
                                                  STOCK        CAPITAL       EARNINGS         EQUITY
                                                --------     -----------     --------      -------------
BALANCE, DECEMBER 31,1994                       $              $    28       $  6,709        $ 6,737
  Net income                                                                    4,132          4,132
  Contributions from FCI                                        30,000                        30,000
                                                -------        -------       --------        -------

BALANCE, SEPTEMBER 30, 1995                     $              $30,028       $ 10,841        $40,869
                                                -------        -------       --------        -------
                                                -------        -------       --------        -------

BALANCE, DECEMBER 31, 1995                      $              $60,028       $ 11,290        $71,318
  Net income                                                                   14,696         14,696
  Company reorganization                            160           (160)
                                                -------        -------       --------        -------


BALANCE, SEPTEMBER 30, 1996                     $   160        $59,868       $ 25,986        $86,014
                                                -------        -------       --------        -------
                                                -------        -------       --------        -------

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(DOLLARS IN THOUSANDS) (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         -----------------------
                                                           1996            1995
                                                           ----            ----
OPERATING ACTIVITIES
Net income                                             $   14,696    $   4,132
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Provision for loan losses                                10,556        1,644
  Depreciation and amortization                             5,260        1,248
  (Gain)/Net amortization of gain on
    securitization of credit card loans                     2,803       (5,837)
  Deferred income tax provision                           (19,194)       1,566
  Changes in operating assets and liabilities:
    Accrued interest and fees receivable                      523         (351)
    Other receivables due to/from credit card
      securitizations, net                                 53,967      (11,810)
    Prepaid expenses and deferred charges                  (3,686)      (5,696)
    Accounts payable and accrued expenses                   1,615        8,660
    Current income taxes payable to FCI                    (2,887)        (803)
    Deferred income                                         4,970        4,101
    Other                                                   1,777       (2,618)
                                                       ----------    ---------
Net cash provided by (used in) operating
  activities                                               70,400       (5,764)
                                                       ----------    ---------

INVESTING ACTIVITIES
Proceeds from sales of loans                              674,055      250,555
Net loans originated or collected                        (738,764)    (283,609)
Credit card portfolio acquisition                                      (15,469)
Net decrease in loans to FCI                                             9,375
Additions to premises and equipment                        (2,669)        (471)
                                                       ----------    ---------
Net cash used in investing activities                     (67,378)     (39,619)
                                                       ----------    ---------

FINANCING ACTIVITIES
Increase in interest-bearing deposit                                     1,000
Net (decrease) increase in short-term borrowings          (10,097)      24,774
Capital contributions from FCI                                          30,000
                                                       ----------    ---------
Net cash (used in) provided by financing
  activities                                              (10,097)      55,774
                                                       ----------    ---------
Net (decrease) increase in cash and cash
  equivalents                                              (7,075)      10,391
Cash and cash equivalents at beginning of period           34,743           23
                                                       ----------    ---------
Cash and cash equivalents at end of period             $   27,668    $  10,414
                                                       ----------    ---------
                                                       ----------    ---------

        See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1996
(DOLLARS IN THOUSANDS) (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries (collectively, "the Company"). The Company is an information-based direct marketer of consumer credit products, extended service plans, and other fee-based products and services to moderate income consumers. The Company's business is conducted through Metris Direct, Inc., Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank") and Metris Receivables, Inc. ("MRI") each a wholly-owned subsidiary of MCI.

     Prior to September 1996, the Company operated as a division of Fingerhut Companies, Inc. ("FCI"). During September 1996, FCI reorganized this business through the formation of MCI and a contribution of the stock of Metris Direct, Inc., Direct Merchants Bank and MRI in addition to the assets, liabilities and equity of certain portions of the retail extended service plan business of Fingerhut Corporation ("Fingerhut"), a wholly-owned subsidiary of FCI, to MCI. Subsequent to September 30, 1996, the Company completed an initial public offering of its common stock (See Note 8).

     In early 1995, the Company's need for cash to fund credit card loans and for other general business purposes increased above the cash generated by its other businesses and therefore, since early 1995, the Company has borrowed funds or obtained capital from FCI to fund its ongoing operations. The consolidated financial statements include an allocation of FCI interest expense for the net borrowings of the Company from FCI. The financial statements also reflect a $60 million allocation of capital from FCI to the Company during 1995. This capital contribution was made in installments at the beginning of each month throughout 1995, in order to maintain the Company's equity at a level sufficient to support the growth in managed assets experienced by the Company during 1995 (generally at a level approximating 10% of total managed assets at the end of each month).

     The consolidated financial statements also include an allocation of expenses for data processing and information systems, audit, certain accounting and similar administrative functions, treasury, legal, human resources, customer service and other administrative support historically provided by FCI and its subsidiaries to the Company. Such expenses were based on the actual use of such services or were based on other allocation methods which, in the opinion of management, are reasonable. During 1996, FCI and the Company entered into an administrative services agreement which covers such expense allocations and the provision of future services using similar rates and allocation methods for various terms, the latest of which expires at the end of 1998. The consolidated financial statements also reflect the retroactive effects of intercompany agreements entered into during 1996 including co-brand credit card, database access, data sharing and extended service plan agreements with Fingerhut, and a tax sharing agreement with FCI. These agreements have terms ranging up to seven years.

     All significant intercompany balances and transactions have been eliminated in preparation of these financial statements.

INTERIM FINANCIAL STATEMENTS

     The unaudited interim consolidated financial statements and related unaudited financial information in the footnotes have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Such interim financial statements reflect all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of the Company, and the results of its operations and its cash flows for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company's Registration Statement on Form S-1 (File No. 333-10831), which became effective October 24, 1996. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

PERVASIVENESS OF ESTIMATES

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

NOTE 2 - CONSOLIDATED STATEMENTS OF CASH FLOW

     Cash paid for interest during the nine months ended September 30, 1996 and 1995, was $2,823 and $830, respectively. Cash paid for income taxes for the same period was $31,014 and $2,004, respectively.

NOTE 3 - EARNINGS PER SHARE

     Earnings per common share are computed using net income applicable to common stock and the weighted average number of common and common equivalent shares outstanding, after giving retroactive effect to the shares outstanding as if the Company reorganization during September, 1996 (See Note 1) had occurred at the beginning of the respective periods shown. The common equivalent shares outstanding were calculated based on the treasury stock method using the initial public offering price. In addition, common equivalent shares outstanding were calculated assuming the Chief Executive Officer's tandem option (See Note 7) was converted into shares of the Company's common stock at the beginning of the respective periods shown.

NOTE 4 - CREDIT CARD SECURITIZATIONS

     The Company securitizes and sells its credit card loans to both public and private investors through the Metris Master Trust (the "Trust"). Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales for financial reporting purposes and the associated loans are not reflected on the consolidated balance sheets. The Company has receivables from or payables to the Trust as a result of securitizations including amounts deposited in an investor reserve account held by the trustee for the benefit of the Trust's certificateholders ("Investor Deposit"), the excess servicing asset, which represents the net gain recorded at any point in time for loans sold under the asset securitizations, net of recourse reserves for securitized loans and normal and excess servicing fee receivables. The change in the "Other receivables/payables due from/to credit card securitizations, net" on the consolidated balance sheets of $57.1 million is primarily due to the increase in recourse reserves for securitized loans due to the growth in the loan portfolio and the decrease in the receivable from the trust for the Investor Deposit.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is as follows:


                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                      ------------------               -----------------
                                        1996          1995           1996             1995
                                        ----          ----           ----             ----

Balance at beginning of period      $   5,303      $     534       $  3,679         $
Provision for loan losses               5,383          1,110         10,556          1,644
                                    ---------      ---------       --------         ------
Loans charged-off                       2,188            158          5,816            158
Recoveries                                 42                           121
                                    ---------      ---------      ---------      ---------
Net loan charge-offs                    2,146            158          5,695            158
                                    ---------      ---------      ---------      ---------
Balance at end of period             $  8,540      $   1,486      $   8,540        $ 1,486
                                    ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------

NOTE 6 - SHORT TERM BORROWINGS

     On September 16, 1996, the Company executed agreements for the following credit facilities: (1) a $300 million, five-year revolving credit facility for the Company (the "Revolving Credit Facility"), guaranteed by FCI; and (2)an amendment to Series 1995-1 under the Metris Master Trust to (a) increase the Class A Variable Funding Certificate to support a $400 million increase (to $1.2 billion, of which the Company may use up to $800 million) of the Fingerhut Owner Trust Commercial Paper Program in which the Company participates; and (b) issue $112.6 million of additional asset-backed certificates (the "Certificates") to support the aforementioned increase in the Commercial Paper Program.

     The Company borrows under the Revolving Credit Facility and from FCI to fund on-balance sheet loans and for other general business purposes. At September 30, 1996, the Company had outstanding borrowings of $25.0 million under the Revolving Credit Facility and outstanding borrowings from FCI of $28.4 million. At December 31, 1995, the Company had borrowed $63.5 million from FCI. The interest rate on the Revolving Credit Facility borrowings at September 30, 1996 was 8.3%. The interest rates on the borrowings from FCI were 8.3% and 7.1% at September 30, 1996 and December 31,1995, respectively.

NOTE 7 - STOCK OPTIONS

     Effective March of 1994, FCI granted the Company's Chief Executive Officer ("CEO") a tandem option, which vests evenly over four years from the effective date, for either (a) 55,000 shares of FCI's common stock at an exercise price of $15.00 per share or (b) a 3.3% equity interest in the adjusted fair value of the Company, as defined, that exceeds two times the estimated fair value of the Company in March of 1994. The exercise of either option terminates the other and if the CEO terminates his employment prior to the completion of the Company's public offering of its stock, the entire vested obligation is to be settled in cash. Subsequent to September 30, 1996, the initial public offering of the Company's stock occurred (See Note 8) and the 3.3% equity interest was converted into 656,075 options for shares of the Company's Common Stock with an exercise price of $2.76 per share. Compensation expense related to these options of $2.9 million and $4.7 million was recorded for the three and nine month periods ended September 30, 1996, respectively.

     In addition, at the time of the initial public offering (See Note 8) Metris granted options to purchase an aggregate of 745,500 shares of common stock to officers and employees of the Company and Fingerhut, members of the Board of Directors, and others. Of these, 651,500 options were granted at an exercise price of $16 and the balance were granted at a below-market exercise price per share, for which expense of $.8 million was recorded for the three and nine month periods ended September 30, 1996. All options granted to current officers and directors of the Company and Fingerhut were at the initial offering price.

NOTE 8 - SUBSEQUENT EVENTS

     In October, 1996, the Company completed an initial public offering of 3,258,333 shares of its common shares at $16 a share. The transaction reduced the FCI ownership interest in the Company to approximately 83%. The Company realized net cash proceeds of approximately $47.7 million from the sale of such shares after underwriting discounts and commissions and estimated expenses of the offering.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

     The following discussion and analysis provides information that management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. and Subsidiaries (the "Company"). This discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included under Item 1 and with the Registration Statement on Form S-1 (File No. 333-10831), which became effective October 24, 1996.

GENERAL

     The Company is an information-based direct marketer and provider of consumer credit products, extended service plans (warranties) and other fee-based products and services to moderate income consumers.

     CONSUMER CREDIT PRODUCTS

     The Company's consumer credit products currently are unsecured and secured credit cards, including the Fingerhut co-branded MasterCard-Registered Trademark- and the Direct Merchants Bank MasterCard. The primary factors affecting the profitability of consumer credit products are credit card account and loan growth, interest spreads on loans, credit card usage, credit quality (delinquencies and charge-offs), the level of solicitation and marketing expenses, fraud losses, servicing and other administrative costs. The Company generates interest and other income through finance charges assessed on outstanding credit card loans, credit card fees (including annual membership, cash advance, overlimit, past-due, and other credit card fee income) and interchange income. The Company's primary related expenses are the costs of funding its loans, provisions for loan losses, operating expenses (including employee compensation, account solicitation and marketing expenses), and data processing and servicing expenses.

     EXTENDED SERVICE PLANS

     The Company also provides extended service plans that extend warranty service coverage beyond the manufacturer's warranty on selected products sold by Fingerhut. Extended service plan profitability is directly impacted by the response rates to product solicitation efforts, returns or cancel rates for the underlying product, the retail sales price of the product on which an extended service plan is sold, the cost of underwriting and claims servicing, and other operating costs.

     FEE-BASED PRODUCTS AND SERVICES

     The Company markets its fee-based products and services, including debt waiver programs, card registration, third party insurance, and membership clubs, to its credit card customers and to Fingerhut customers. Profitability for fee-based products and services is affected by the response rates to product solicitation efforts, the targeted solicitation plans and the commission rates received from the Company's product partners, claims rates and claims servicing costs for certain programs, and other operating expenses.

RESULTS OF OPERATIONS

     Net income for the three months ended September 30, 1996, was $5.8 million, or $.35 per share, an increase of $1.8 million over the net income of $4.0 million, or $.25 per share, for the same period in 1995. The 45% increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans from $248 million for the third quarter 1995 to $1.2 billion for the third quarter 1996, an increase of 378%.

     Net income for the nine months ended September 30, 1996, was $14.7 million, or $.89 per share, compared to $4.1 million, or $.25 per share, for the comparable period in the prior year. The 259% increase in net income is the result of a significant increase in net interest income, and other operating income, primarily driven by a $14.8 million increase in debt waiver product revenue, partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans from $112 million for the nine months ended September 30, 1995 to $890 million for the nine months ended September 30, 1996, an increase of 695%.

MANAGED LOAN PORTFOLIO AND THE IMPACT OF CREDIT CARD SECURITIZATIONS

     SECURITIZATION

     Securitizations of credit card loans have been and are expected to be a major source of liquidity for the Company. The effect on the Company's financial statements from securitization is to remove credit card loans sold with limited recourse from the balance sheet and record a gain on sale for the difference between the carrying value of the loans and the adjusted sales proceeds.

     The securitization and sale of credit card loans changes the Company's interest in such loans from that of a lender to that of a servicer. Accordingly, there is a change in how revenue is reported in the income statement. For securitized and sold credit card loans, amounts that otherwise would have been recorded as interest income, interest expense, fee income and provision for loan losses are instead reported in other operating income as net securitization and credit card servicing income.

     MANAGED LOAN PORTFOLIO

     The Company analyzes its financial performance on a managed loan portfolio basis. In order to do so, the income statement and balance sheet are adjusted to reverse the effect of securitized loans. The Company's discussion of revenues, where applicable, and provision for loan losses includes comparisons to amounts reported in the Company's statements of income ("owned basis" or "on-balance sheet") as well as on a managed basis.

     The Company's managed loan portfolio is comprised of credit card loans held for securitization, retained interests in loans securitized and the investors' share of securitized credit card loans. The investors' share of securitized credit card loans are not assets of the Company, and, therefore, are not shown on the Company's consolidated balance sheets. The following tables summarize the Company's managed loan portfolio.





                                                     SEPTEMBER 30,
                                              ---------------------------
DOLLARS IN THOUSANDS                             1996              1995
PERIOD-END BALANCES:                             ----              ----
Loans held for securitization              $    4,193             $  3,698
Retained interests in loans
securitized                                   149,884               44,667
Investors' interests in
securitized loans                           1,122,610              250,555
                                           ----------             --------
Total managed loan portfolio               $1,276,687             $298,920
                                           ----------             --------
                                           ----------             --------


                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                            -------------------             -----------------
                                            1996           1995              1996       1995
                                           -----          ------            ------     ------
AVERAGE BALANCES:
Credit card loans:
Loans held for securitization          $    17,613    $     8,811   $     28,137    $     6,261
Retained interests in loans
securitized                                132,092         36,340        105,276         23,464
Investors' interests in
securitized loans                        1,034,907        203,457        756,654         82,283
                                       -----------    -----------    -----------    -----------
Total managed loan portfolio       $     1,184,612  $     248,608  $     890,067  $     112,008
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------

IMPACT OF CREDIT CARD SECURITIZATIONS. The following table provides selected financial information on a managed loan portfolio as well as a summary of the effects of credit card securitizations on selected line items of the Company's income statements for each of the periods presented:




                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                   --------------------       ----------------------
DOLLARS IN THOUSANDS                               1996           1995           1996           1995
                                                   ----           ----           ----           ----
STATEMENTS OF INCOME
(OWNED BASIS)
   Net interest income                      $     6,763    $     1,957   $     17,524    $     3,138
   Provision for loan losses                      5,383          1,110         10,556          1,644
   Other operating income                        32,030         14,916         85,326         31,011
   Other operating expense                       23,976          9,183         68,398         25,786
                                            -----------    -----------    -----------    -----------
   Income before income taxes               $     9,434    $     6,580   $     23,896    $     6,719
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

ADJUSTMENTS FOR SECURITIZATIONS:
   Net interest income                      $    36,826    $     6,839   $     78,416    $     8,681
   Provision for loan losses                     37,957          7,098         75,258          9,395
   Other operating income                         1,131            259        (3,158)            714
   Other operating expense                  -----------    -----------    -----------    -----------
   Income before income taxes               $              $              $              $
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------
MANAGED STATEMENTS OF INCOME
   Net interest income                      $    43,589    $     8,796    $    95,940    $    11,819
   Provision for loan losses                     43,340          8,208         85,814         11,039
   Other operating income                        33,161         15,175         82,168         31,725
   Other operating expense                       23,976          9,183         68,398         25,786
                                            -----------    -----------    -----------    -----------
Income before income taxes                  $     9,434    $     6,580   $     23,896    $     6,719
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------
OTHER DATA:
OWNED BASIS:
 Average interest earning
  assets                                  $     169,817   $     63,403       $152,760   $     37,914
 Return on average assets                         11.51%         17.58%         10.34%         10.48%
 Return on average
   stockholder's equity                           27.13%         42.70%         25.00%         26.09%

Net interest margin (1)                           15.84%         12.28%         15.32%         11.06%
MANAGED BASIS:
   Average managed interest
      earning assets                    $     1,204,723       $266,861  $     909,414       $120,196
   Return on managed assets                        1.87%          5.45%          2.07%          4.09%
   Net interest margin (1)                        14.39%         13.11%         14.09%         13.15%

(1) Net interest margin is equal to annualized net interest income divided by average interest-earning assets.

     NET INTEREST INCOME

     Net interest income is interest earned primarily on the Company's credit card loans less interest expense on borrowings to fund the loans. Net interest income for the three months ended September 30, 1996, was $6.8 million compared to $2.0 million for the same period in 1995, an increase of $4.8 million. This increase was primarily due to a $105 million increase in average loans over the comparable period in 1995. The average annualized yield on interest earning assets increased from 15.7% for the three months ended September 30, 1995, to 18.1% for the three months ended September 30, 1996, primarily due to the increase in average credit card loans to total interest-earnings assets. The Company has used variable rate funding in its credit card securitization transactions and in its short-term borrowings, or has swapped fixed rates on such transactions to variable rates.

     Net interest income for the nine months ended September 30, 1996, was $17.5 million compared to $3.1 million in the comparable period in 1995. The large increase was predominately due to a $104 million increase in average loans over the comparable period in 1995. The average annualized yield on interest earning assets increased from 14.0% for the nine months ended September 30, 1995 to 17.8% for the nine months ended September 30, 1996, as a larger percentage of credit card accounts revolved.

     The following table provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data on an owned basis for the three and nine month periods ended September 30, 1996, and 1995:

ANALYSIS OF AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES ON AN OWNED BASIS

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------------------------------------------------------
                                                              1996                                      1995
                                             -----------------------------------        ------------------------------------
DOLLARS IN THOUSANDS                         Average                       Yield/       Average                       Yield/
                                             Balance       Interest         Rate        Balance         Interest       Rate
                                             -------       --------        -----        -------         --------      ------
ASSETS:
Interest-earning
   assets: (1)
Federal funds sold                         $     15,720    $     208         5.3%     $     17,256      $     249      5.7%
Short-term investments                            4,392           56         5.1%              996             14      5.5%
Credit card loans                               149,705        7,464        19.8%           45,151          2,245     19.7%
                                           ------------     --------        -----     ------------      ---------     -----

   Total interest-earning
      assets                               $    169,817     $  7,728        18.1%     $     63,403      $   2,508     15.7%
                                           ------------     --------        -----     ------------      ---------     -----
Cash and due from banks                           8,632                                      2,062
Accrued interest and fees                         1,905                                        688
Other amounts due from
   securitizations                                  580                                     18,286
Other assets                                     27,047                                      7,992
Allowance for loan losses                        (7,478)                                    (1,110)
                                          -------------                                ------------
                                          -------------                                ------------
   Total assets                           $     200,503                                $     91,321
                                          -------------                                ------------
                                          -------------                                ------------
LIABILITIES AND EQUITY:
Interest-bearing
   liabilities:
Interest bearing deposit                  $      1,000       $     12       4.8%       $ 1,000          $   13          5.2%
Short term borrowings                           53,175            953       7.1%        33,677             538          6.3%
                                          ------------       --------       ----       -------          ------          ----
   Total                                        54,175            965       7.1%        34,677          $  551          6.3%
                                                             --------       ----                        ------          ----
Other liabilities                               61,242                                  19,038
                                          ------------                                 -------
Total liabilities                              115,417                                  53,715
Stockholder's Equity                            85,086                                  37,606
                                          ------------                                 -------
Total Liabilities and
   Equity                                $     200,503                                 $91,321
                                         -------------                                 -------
                                         -------------                                 -------
Net interest income and
   interest margin (2)                                       $    6,763     15.8%                       $     1,957     12.3%
Net interest rate spread (3)                                                11.0%                                        9.4%

(1) There were no taxable equivalent adjustments necessary for the periods presented.

(2) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.

(3) The interest rate spread is the annualized yield on annualized average interest earning assets minus the funding rate on average interest-bearing liabilities.


                                            NINE MONTHS ENDED SEPTEMBER 30,
                             ----------------------------------------------------------------------
                                              1996                                1995
                             ----------------------------------   ---------------------------------
DOLLARS IN                     Average                   Yield/     Average                   Yield/
THOUSANDS                      Balance      Interest      Rate      Balance    Interest        Rate
                               -------      --------      ----      -------    --------        ----
ASSETS:
Interest-earning
   assets: (1)
Federal funds sold            $  16,178     $   644        5.3%     $ 6,786     $   292        5.8%
Short-term
   investments                    3,169         120        5.1%       1,403          60        5.7%
Credit card loans               133,413      19,583       19.6%      29,725       3,616       16.3%
                              ---------     -------       -----     -------     -------       -----
Total interest
   earning assets             $ 152,760     $20,347       17.8%     $37,914     $ 3,968       14.0%
                              ---------     -------       -----     -------     -------       -----
Cash and due from
    banks                         5,009                               1,027
Accrued interest
   and fees                       2,285                               1,461
Other amounts due
   from securitizations          11,187                               8,177
Other assets                     24,408                               4,657
Allowance for loan
   losses                        (5,878)                               (526)
                              ---------                             -------
   Total assets               $ 189,771                             $52,710
                              ---------                             -------
                              ---------                             -------
LIABILITIES AND  EQUITY:
Interest-bearing
   liabilities:
Interest bearing deposit      $   1,000     $    36        4.8%     $   599     $    24        5.3%
Short term borrowings            60,052       2,787        6.2%      17,850         806        6.0%
                              ---------     -------       -----     -------     -------       -----
   Total                         61,052       2,823        6.2%      18,449         830        6.0%
                              ---------     -------       -----     -------     -------       -----
Other liabilities                50,198                              13,086
Total liabilities               111,250                              31,535
Stockholder's Equity             78,521                              21,175
                              ---------                             -------
Total Liabilities and Equity
                              $ 189,771                             $52,710
                              ---------                             -------
                              ---------                             -------
Net interest income and
   interest margin (2)                      $17,524       15.3%     $ 3,138                   11.1%
Net interest rate spread
(3)                                                       11.6%                                8.0%


(1) There were no taxable equivalent adjustments necessary for the periods presented.
(2) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(3) The interest rate spread is the annualized yield on annualized average interest earning assets minus the funding rate on average interest-bearing liabilities.

OTHER OPERATING INCOME


                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30,          SEPTEMBER 30,
                                    ------------------      -----------------
DOLLARS IN THOUSANDS                   1996        1995        1996        1995
                                       ----        ----        ----        ----

OTHER OPERATING INCOME:
Net extended warranty revenues $ 5,174 $ 4,603 $13,789 $11,290 Net securitization and credit
 card servicing income               13,190       6,090      33,726       9,244
Credit card fees, interchange
 and other credit card income         5,184       2,011      17,262       6,716
Fee-based product revenues            8,482       2,212      20,549       3,761
                                    -------     -------     -------     -------
   Total                            $32,030     $14,916     $85,326     $31,011
                                    -------     -------     -------     -------
                                    -------     -------     -------     -------

    Other operating income contributes substantially to the Company's results of operations, representing 81% of revenues for the nine months ended September 30, 1996. Fee-based product revenues continue to provide an increasing percentage of other operating income, particularly from debt waiver products. Debt waiver products and other fee-based product revenues are expected to increase with growth in credit card accounts and as the Company continues to offer other fee-based products to its customer base.

    The following definitions may be helpful when reading the discussion of the changes in other operating income found below for the periods presented:

    NET EXTENDED WARRANTY REVENUES - Net extended warranty revenues include revenues received from sales of extended service plans, net of a provision for service plan returns, and deferred warranty revenues.

    NET SECURITIZATION AND CREDIT CARD SERVICING INCOME - Due to the securitization of credit card loans, activity from securitized account balances normally reported as net interest income, other operating income, and provision for loan losses is reported in net securitization and credit card servicing income. Net securitization income is the excess of interest and fee income earned over the related securitization trust expenses, including interest payments to certificateholders in the trusts, charge-offs, servicing costs and transaction expenses related to securitized loans. Credit card servicing income is also included in this amount and represents fees paid to the Company from the trust for servicing the securitized loans. Such fees generally approximate 2% of average securitized loans on an annualized basis.

    CREDIT CARD FEES, INTERCHANGE AND OTHER CREDIT CARD INCOME - Credit card fees include annual membership, cash advance, overlimit, past-due, and other credit card fee income derived from on-balance sheet loans. Also included in this amount is interchange income which represents fees that are payable by merchants to the credit card issuer for sales transactions. This amount presently represents about 1.4% of all net credit card purchases.

    FEE-BASED PRODUCT REVENUES - Fee-based product revenues presently include revenues from sales of third party insurance, programs such as debt waiver protection for unemployment, disability, and death, card registration, shopping and dining clubs, and revenues from targeted list programs.

    Other operating income increased $17.1 million for the three months ended September 30, 1996, over the comparable period in 1995, primarily due to income generated from the growth in average securitized credit card loans. Additionally, fee-based product revenues increased by $6.3 million as the Company's marketing efforts to cross-sell other products and services to its and Fingerhut's customer base were successful. Specifically, debt waiver product revenue increased by $5.9 million as the Company continued to add new credit card customers with debt waiver protection.

    Other operating income increased by $54.3 million for the nine months ended September 30, 1996 over the comparable period in the prior year, largely due to income generated from the growth in average securitized credit card loans.
Other factors contributing to the increase were credit card fees, interchange and other credit card income which increased by $10.5 million primarily due to a $7.8 million increase in interchange income. In addition, fee-based product revenues increased by $16.8 million as the Company's marketing efforts to cross-sell other products and services to its customer base were successful. Specifically, debt waiver product revenue increased by $14.8 million as the Company continued to add new credit card customers with debt waiver protection.

OTHER OPERATING EXPENSE

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30,          SEPTEMBER 30,
                                    ------------------      -----------------
DOLLARS IN THOUSANDS                   1996        1995        1996        1995
                                       ----        ----        ----        ----

OTHER OPERATING EXPENSE:
Credit card account and other
 product solicitation and
 marketing expenses                 $ 4,438     $ 3,218     $20,898     $12,556
Employee compensation                 6,362         415      14,885       1,117
Data processing services and
 communications                       3,435         825       8,632       1,705
Third party servicing expenses        2,087       1,540       6,700       2,718
Warranty and debt waiver
 underwriting and claims
 servicing expenses                   2,781       1,753       6,842       4,177
Credit card fraud losses                657         274       1,723         555
Other                                 4,216       1,158       8,718       2,958
                                    -------     -------     -------     -------
   Total                            $23,976     $ 9,183     $68,398     $25,786
                                    -------     -------     -------     -------
                                    -------     -------     -------     -------

    Other operating expenses include direct and allocated expenses from FCI for administrative services provided to the Company under the Administrative Services Agreement (See Note 1 to the Consolidated Financial Statements). Additionally, other operating expenses reflect the retroactive effects of additional intercompany agreements and contracts between FCI and its subsidiaries (See Note 1 to the Consolidated Financial Statements).

    Other operating expenses for the three months ended September 30, 1996, increased $14.8 million over the comparable period in 1995, primarily due to employee compensation and data processing services and communications expense. Employee compensation increased due to staffing needs to support the increase in credit card accounts and the internalization of credit card collections and other functions, and increased management incentive plan expenses. The increase in data processing services and communications expense was largely due to the increased number of credit card accounts, transaction volumes and loan balances.

    Other operating expenses for the nine months ended September 30, 1996, increased $42.6 million over the comparable period in 1995, largely due to costs incurred in the Company's business development activities. Credit card account and other product solicitation and marketing expenses rose by $8.3 million over the same period in the prior year. New credit card account solicitation programs were implemented in the first nine months of 1996, increasing the number of credit card accounts and loans outstanding. Additionally, increased solicitation costs were incurred in efforts to increase the penetration of extended service plan sales on warrantable products sold by Fingerhut and fee-based products sold to the Company's customers. Also, other operating expenses increased due to increases in data processing services and communications and third party servicing expenses of $6.9 million and $4.0 million, respectively, over those incurred for the nine months ended September 30, 1995. These cost increases were largely due to the growth in credit card accounts, transaction volumes and loan balances. Employee compensation also increased $13.8 million to $14.9 million for the nine months ended September 30, 1996, due to increased staffing needs to support the increase in credit card accounts, the internalization of credit card collections and other functions, and increased management incentive plan expenses.

INCOME TAXES

    The Company's provision for income taxes includes both federal and state income taxes. The Company's effective tax rate was 38.5% for the three months and nine months ended September 30, 1996 and 1995, respectively.

ASSET QUALITY

    The Company's delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of the Company's various credit card account portfolios, the success of the Company's collection and recovery efforts, and general economic conditions. The average age of the Company's credit card portfolio affects the stability of delinquency and loss rates of the portfolio. Additionally, consistent with the credit card industry, the Company has recently experienced a rise in bankruptcy filings. The Company plans to continue to focus its resources on refining its credit underwriting standards for new accounts, and to increase its focus on collections and post charge-off recovery efforts to minimize losses from these negative industry trends. At September 30, 1996, 77% of managed accounts and 67% of managed loans were less than 12 months old. Accordingly, the Company believes that its loan portfolio will experience increased levels of delinquency and loan losses as the average age of the Company's accounts increases.

    This trend is reflected in the increase in the Company's net charge-off ratios. For the quarter ended September 30, 1996, the Company's net charge-off ratio stood at an annualized rate of 5.70% compared to 1.39% for the quarter ended September 30, 1995. The Company's charge-off ratio was 5.70% for the nine months ended September 30, 1996, compared to .71% for the comparable period in 1995. The Company believes, consistent with its statistical models and other credit analyses, that this rate will continue to fluctuate but generally rise over the next twelve to eighteen months.

    The Company's strategy for managing loan losses to maximize profitability consists of credit line management and risk-based pricing so that an acceptable profit margin is maintained based on the perceived risk of each credit card account. Under this strategy, interest margins are established for each credit card account based on its perceived risk profile. Loan losses are further managed through the offering of credit lines which are generally lower than is currently standard in the industry. Individual accounts and their related credit lines are also continually managed using various marketing, credit and other management processes in order to continue to maximize the profitability of each account.

    DELINQUENCIES

    Delinquencies not only have the potential to impact earnings in the form of net loan losses, but are also costly in terms of the personnel and resources dedicated to resolving them. Delinquency levels are monitored on a managed basis, since delinquency on either an owned or managed basis subjects the Company to credit loss exposure. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the cardholder's statement. It is the Company's policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related loans, interest and other fees are charged-off. The following table presents the delinquency trends of the Company's credit card loan portfolio on a managed portfolio basis:


                                            MANAGED LOAN DELINQUENCY

                               SEPTEMBER 30,      % OF   SEPTEMBER 30,    % OF
                                     1996         TOTAL      1995         TOTAL
                               -------------      -----  -------------    -----
DOLLARS IN THOUSANDS
Managed loan
  portfolio                      $1,276,687        100%    $298,920        100%
Loans delinquent:
  30 to 59 days                      26,800       2.10%       5,142       1.72%
  60 to 89 days                      15,782       1.24%       3,039       1.02%
  90 or more                         23,195       1.81%       2,288       0.76%
                                 ----------       -----    --------       -----
    Total                           $65,777       5.15%     $10,469       3.50%
                                 ----------       -----    --------       -----
                                 ----------       -----    --------       -----

     The above numbers reflect industry trends and continued seasoning of the Company's managed loan portfolio. The Company intends to continue to focus its resources on its collection efforts to minimize the negative impact to net loan losses that results from increased delinquency levels.

     NET CHARGE-OFFS

     Net charge-offs include the principal amount of losses from cardholders unwilling or unable to pay their loan balance, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees which are charged against the related income at the time of charge-off. The following table presents the Company's net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                   ------------------            -----------------
                                                  1996           1995           1996           1995
                                                  ----           ----           ----           ----
DOLLARS IN THOUSANDS
ON-BALANCE SHEET PORTFOLIO:
Average loans outstanding                    $  149,705      $  45,150       $133,413      $  29,725
Net charge-offs                                   2,146            158          5,695            158
Net charge-offs as a
  percentage of average
  loans outstanding (1)                           5.70%          1.39%          5.70%           .71%
                                                  -----          -----          -----          -----
                                                  -----          -----          -----          -----

MANAGED LOAN PORTFOLIO:
Average loans outstanding                  $  1,184,612     $  248,608       $890,067     $  112,008
Net charge-offs                                  17,010            890         37,398            890
Net charge-offs as a
  percentage of average
  loans outstanding (1)                           5.71%          1.42%          5.61%          1.06%
                                                  -----          -----          -----          -----
                                                  -----          -----          -----          -----


(1)  Annualized

     PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained for on-balance sheet loans. For securitized loans, anticipated losses and related recourse reserves are reflected in the calculations of net securitization and credit card servicing income. Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing on-balance sheet loan portfolio.

     The provision for loan losses on an owned basis for the three and nine months ended September 30, 1996, totaled $5.4 million and $10.6 million, respectively. This compares to provisions of $1.1 million and $1.6 million for the three and nine months ended September 30, 1995, respectively. The amount and level of the provision for loan losses on an owned basis may vary from period to period, depending on the amount of credit card loans sold and securitized in a particular period. However, the increase from the nine month period ended September 30, 1995, as compared to the nine month period ended September 30, 1996, is primarily reflective of the large increase in on-balance sheet loans outstanding and the overall maturation of the portfolio. The following table presents the change in the Company's allowance for loan losses and other ratios on both an owned and a managed portfolio basis for the periods presented:

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                   -------------------           -------------------
DOLLARS IN THOUSANDS                              1996           1995           1996           1995
(OWNED BASIS)                                     ----           ----           ----           ----
Balance at beginning of period                 $  5,303       $    534       $  3,679        $
Provision for loan losses                         5,383          1,110         10,556          1,644
                                               --------       --------       --------        -------
Loans charged-off                                 2,188            158          5,816            158
Recoveries                                           42                           121
                                               --------       --------       --------        -------
Net loan charge-offs                              2,146            158          5,695            158
                                               --------       --------       --------        -------
Balance at end of period                       $  8,540       $  1,486       $  8,540        $ 1,486
                                               --------       --------       --------        -------
                                               --------       --------       --------        -------

Ending allowance as a percent
  of loans                                        5.54%          3.07%          5.54%          3.07%
                                               --------       --------       --------        -------
                                               --------       --------       --------        -------


                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                   -------------------            ------------------
DOLLARS IN THOUSANDS                              1996           1995           1996           1995
(MANAGED BASIS)                                   ----           ----           ----           ----

Balance at beginning of period                $  44,305       $  2,831         22,219       $
Provision for loan losses                        43,340          8,208         85,814         11,039
                                               --------       --------       --------       --------
Loans charged-off                                17,336            890         38,150            890
Recoveries                                          326                           752
                                               --------       --------       --------       --------
Net loan charge-offs                             17,010            890         37,398            890
                                               --------       --------       --------       --------
Balance at end of period                      $  70,635      $  10,149      $  70,635       $ 10,149
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Ending managed allowance as a
  percent of loans                                5.53%          3.40%          5.53%          3.40%
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------


DERIVATIVES ACTIVITIES

     The Company utilizes derivative financial instruments for the purpose of managing its exposure to interest rate risks. The Company has a number of mechanisms in place to monitor and control both market and credit risk from these derivatives activities. All derivatives strategies and transactions are managed under a hedging policy approved by the Board of Directors of FCI that details the use of such derivatives and the individuals authorized to execute such transactions. In addition, all derivatives strategies must currently be approved by FCI's senior management.

     Under these policies, the Company has entered into interest rate cap and swap agreements to hedge its economic exposure to fluctuating interest rates associated with the floating and fixed rate certificates issued by the Metris Master Trust. In connection with the issuance of the $512.6 million Metris Master Trust Series 1995-1 variable rate certificates in May 1995, the Company entered into an eight-year agreement capping the certificates' interest rate at 11.2%. Also, in connection with the issuance of additional Series 1995-1, certificates related to the September, 1996, amendment of Series 1995-1, the Company entered into additional six-year agreements capping the certificates' interest rate at 11.2%. Additionally, FCI, on behalf of the Company, entered into two interest rate swap agreements in April 1996 to synthetically alter the fixed rate of the Metris Master Trust Series 1996-1 certificates to a floating rate. Total notional amounts of these swap transactions amounted to $605.5 million. The Company receives the benefits and bears the obligations of these swap transactions. The obligations of the Company and the counterparties under these swap agreements are settled on a monthly basis.

Liquidity, Funding and Capital Resources

     The Company's goal is to maintain an adequate level of liquidity, both short-term and long-term, through active management of assets and liabilities. Because the characteristics of the Company's assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of the Company's assets and liabilities. This process is also affected by changes in the relationship between short-term and long-term interest rates. Therefore, to facilitate liquidity management, the Company utilizes a variety of funding sources to establish a maturity pattern that provides a mix of short-term and long-term funds. These funding sources are available, or are committed to the Company through programs established either by the Company or by FCI.

     A significant source of liquidity for the Company has been the securitization of credit card loans. During the year ended December 31, 1995, and for the first nine months of 1996, the Company received net proceeds of over $1.7 billion from sales of credit card loans. Cash generated from these transactions was used to reduce short-term borrowings and to fund further credit card loan growth.

     The Company's liquidity needs and funding sources may change over time. On September 16, 1996, the Company executed agreements for the following credit facilities: (1) a $300 million, five-year revolving credit facility for the Company (the "Revolving Credit Facility"), guaranteed by FCI; and (2)an amendment to Series 1995-1 under the Metris Master Trust to (a) increase the Class A Variable Funding Certificate to support a $400 million increase (to $1.2 billion, of which the Company may use up to $800 million) of the Fingerhut Owner Trust Commercial Paper Program in which the Company participates; and (b) issue $112.6 million of additional asset-backed certificates (the "Certificates") to support the aforementioned increase in the Commercial Paper Program.

     The Company borrows under the Revolving Credit Facility and from FCI to fund on-balance sheet loans and for other general business purposes. At September 30, 1996, the Company had outstanding borrowings of $25.0 million under the Revolving Credit Facility and outstanding borrowings from FCI of $28.4 million. At December 31, 1995, the Company had borrowed $63.5 million from FCI. The interest rate on the Revolving Credit Facility borrowings at September 30, 1996, was 8.3%. The interest rates on the borrowings from FCI were 8.3% and 7.1% at September 30, 1996 and December 31, 1995, respectively.

     The Revolving Credit Facility is guaranteed by FCI and is further supported by the pledge of the stock of certain subsidiaries of the Company and certain accounts receivable and interests held therein by the Company. The Revolving Credit Facility also has Alternate Base Rate ("ABR") and LIBOR borrowing options. The interest rates paid on the Company's borrowings under this facility in the future may differ from the comparable interest rates paid on the historical borrowings from FCI. The Revolving Credit Facility contains certain financial covenants standard for revolving credit facilities of this type including minimum net worth, minimum equity to managed assets ratio, maximum leverage and a limitation on indebtedness. In addition, the FCI guarantee includes certain covenants including interest coverage, leverage and minimum net worth for FCI.

     The Federal Reserve Act imposes various legal limitations on the extent to which banks that are members of the Federal Reserve System can finance or otherwise supply funds to certain of their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to the Company or its subsidiaries. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to the Company. Therefore, Direct Merchants Bank's investments in federal funds sold are generally not available for the general liquidity needs of the Company and its other subsidiaries. Such restrictions were not material to the operations of the Company at September 30, 1996, and December 31, 1995.

     As the Trust certificates amortize or are otherwise paid, the Company's funding needs will increase accordingly. The Company believes that its asset securitization transactions, together with the Revolving Credit Facility, will provide adequate liquidity to the Company for meeting its on-going cash needs, although no assurance can be given to that effect.

     CAPITAL ADEQUACY

     The Company has increased its capital position through retained earnings and $60.0 million in capital contributions from FCI in 1995. In October, 1996, the Company completed an initial public offering of its common shares and received net proceeds of approximately $47.7 million after underwriting discounts and commissions and estimated expenses of the offering.

     Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC and the Federal Reserve Board, and monitored by the FDIC and the OCC. At September 30, 1996, and December 31, 1995, Direct Merchants Bank exceeded the minimum required capital levels and was considered a "well-capitalized" depository institution under regulations of the OCC.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This statement is effective for fiscal years beginning after December 15, 1995, and requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements. SFAS No. 123 also provides for an optional method for calculating stock-based employee compensation cost based on the fair market value of the stock award at the date of grant. The Company currently follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock-based employee compensation arrangements. Under the guidelines of Opinion 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company currently plans to implement the disclosure requirements of SFAS No. 123 in 1996, when applicable, and retain its current accounting method for stock-based employee compensation.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes the accounting for certain financial asset transfers, including securitization transactions, and will become effective for transactions entered into on or after January 1, 1997.

     The Company has reviewed this statement and believes that it will affect the classification and valuation of certain financial assets and liabilities on its balance sheets relating to its current credit card securitization program, including excess servicing assets, retained interests in loans securitized, derivative financial instruments related to such financial assets and liabilities, and other receivables due from credit card securitizations, net. However, the Company has not completed all of the complex analyses and reviews necessary to determine the definitive impact to its current accounting methods for transfers and servicing of financial assets and extinguishments of liabilities. The Company intends to adopt this statement prospectively when required as no early or retroactive application is permitted.

                           PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits:

               11   Computation of Earnings per Share

               27   Financial Data Schedule


          (b)  Reports on Form 8-K:

               None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              METRIS COMPANIES INC.






Date:   December 9, 1996                     By:
        ----------------                     /s/ Robert W. Oberrender
                                             -------------------------
                                             Chief Financial Officer
                                             (Principal Financial Officer)




Date:   December 9, 1996                     By:
        -----------------                    /s/ Jean C. Benson
                                             -------------------------
                                             Controller
                                             (Principal Accounting Officer)