Form 10-K405
period 1996-12-31
METRIS COMPANIES INC
filed 1997-03-28
CIK 1021061

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                      ____________________

                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended               001-12351
       December 31, 1996            Commission file number
                      ____________________

                      METRIS COMPANIES INC.
     (Exact name of registrant as specified in its charter)

           Delaware                       41-1849591
   (State of Incorporation)     (I.R.S. Employer Identification
                                             No.)

  600 South Highway 169, Suite 1800, St. Louis Park, Minnesota
                              55426
            (Address of principal executive offices)

                         (612) 525-5020
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to section 12(g) of the Act:

                  Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
             ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 1997, 19,225,000 shares of the Registrant's Common Stock were outstanding and the aggregate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $81,703,262 based upon the closing price on the Nasdaq National Market on March 20, 1997.

               DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Parts II and IV.

Certain portions of the Proxy Statement for the Annual Meeting of Shareholders of Metris Companies Inc. to be held on May 19, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, are incorporated by reference in Part III.

                        TABLE OF CONTENTS


PART I
                                                               Page

Item 1.  Business                                                 3

Item 2.  Properties                                              15

Item 3.  Legal Proceedings                                       15

Item 4.  Submission of Matters to a Vote of Security Holders     15


PART II


Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters                                              16

Item 6. Selected Financial Data                                  16

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      16

Item 8. Financial Statements and Supplementary Data              16

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                      16


PART III


Item 10.  Directors and Executive Officers of the Registrant     17

Item 11.  Executive Compensation                                 17

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                  17

Item 13.  Certain Relationships and Related Transactions         17


PART IV


Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                                18

Signatures                                                       19

Exhibit Index                                                    21


PART I

Item 1.  Business

                             BUSINESS


  Metris Companies Inc. ("MCI" and collectively with its subsidiaries, the "Company") is an information-based direct marketer of consumer credit products, extended service plans, and fee-based products and services to moderate income consumers. The Company's consumer credit products currently are unsecured and secured credit cards issued by its subsidiary, Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"). The Company's customers and prospects include existing customers of an affiliate, Fingerhut Corporation ("Fingerhut Customers"), and individuals who are not Fingerhut Customers but for whom credit bureau information is available ("External Prospects"). Metris Direct, Inc., a subsidiary, also provides extended service plans on certain categories of products sold by Fingerhut Corporation ("Fingerhut") that extend service coverage beyond the manufacturer's warranty. The Company markets its fee-based products and services, including debt waiver programs, card registration, third party insurance, and membership clubs to its credit card customers, Fingerhut Customers and customers of a third party credit card issuer.

  MCI is a Delaware corporation incorporated on August 20, 1996, and is an 83% owned indirect subsidiary of Fingerhut Companies, Inc. ("FCI"). The Company became a publicly held company in October 1996 after completing an initial public offering. The Company's principal subsidiaries are Direct Merchants Bank, Metris Direct, Inc. and Metris Receivables, Inc.

History of the Company

    MCI is an indirect subsidiary of FCI, a database marketing company that sells a broad range of products and services via catalogs, telemarketing, television and other media. Fingerhut, a wholly owned subsidiary of FCI, has been in the direct marketing business for over 45 years and is one of the largest catalog marketers in the United States. Fingerhut sells a broad range of general merchandise products and services to moderate income consumers.

    Fingerhut makes substantially all of its sales using proprietary closed-end credit, offering extended payment terms on all purchases under fixed-term, fixed payment installment contracts. As customers make payments and order new products, Fingerhut enters a variety of payment, behavioral and other data into its database (the "Fingerhut Database"). Fingerhut uses this database, along with sophisticated and highly automated proprietary modeling techniques, to evaluate each customer's creditworthiness.

The Fingerhut Database

    The Fingerhut Database contains information on more than 30 million individuals, including approximately 9 million customers who have made a purchase from Fingerhut within the past 24 months. This database contains up to 1,400 potential data items in a customer record, including names, addresses, behavioral characteristics, general demographic information and other information provided by the customer. Fingerhut uses information in the Fingerhut Database, along with sophisticated proprietary credit scoring models, to produce its proprietary credit scores (the "Fingerhut Scores") for Fingerhut Customers. The Fingerhut Database also includes Fingerhut's "suppress" file (the "Suppress File"), which contains information on approximately 8 million individuals about whom it has information relating to fraud and similar indicators of unacceptably high risk. Fingerhut periodically updates the information in the Fingerhut Database. Fingerhut does not report its credit information to the credit bureaus, which means this information is not publicly available. The Company has a seven year license with Fingerhut to use the information in the Fingerhut Database for marketing its financial services products, including general purpose credit cards.

Strategy

    The Company targets moderate income consumers whom the Company believes are underserved by traditional providers of many of the Company's products and services. "Moderate income" refers to those United States households with annual incomes between $15,000 and $35,000 (approximately 31 million households according to a 1994 U.S. Census Bureau report). The Company intends to serve this target market using its proprietary scoring techniques together with information from credit bureaus and the Fingerhut Database to determine a potential customer's creditworthiness. The Company uses sophisticated modeling techniques to evaluate the expected risk, responsiveness, and profitability of each prospective customer and to offer and price the products and services it believes to be appropriate for each customer.

    The principal components of the Company's strategy are the following:

    Increase the number of Fingerhut Customers using the Company's products and services. The Company's strategy is to continue to use its proprietary risk, response and profitability models to solicit Fingerhut Customers for credit cards, and to focus its cross-selling activities in order to increase the volume of fee-based services and extended service plans purchased by these customers.

    Identify and solicit additional External Prospects for credit cards. The Company intends to continue adding moderate income consumers who are currently not Fingerhut Customers through the use of its own internally developed risk models. The Company, through a joint endeavor with Equifax, Inc. ("Equifax"), has developed its own proprietary credit risk modeling system (the "Proprietary Modeling System"). By incorporating individual credit information from the major credit bureaus into this Proprietary Modeling System and eliminating those individuals contained in the Suppress File, the Company expects to generate additional customer relationships from External Prospects.

    Cross-sell multiple products and services to each customer. The Company intends to maximize the profitability of each customer relationship by cross-selling additional products, thereby leveraging its account acquisition costs and infrastructure. Currently the Company focuses its cross-selling efforts on selling fee-based products to its credit card customers and credit card customers of a third party.

    Use risk-based pricing. The specific pricing for each individual's credit card offer is determined by the prospective customer's risk profile and expected responsiveness prior to solicitation, a practice known as "risk-based pricing." Management believes the use of risk-based pricing allows it to maximize the profitability of each customer relationship.

Business Lines

    The Company currently operates three business lines:
(i) consumer credit products, (ii) extended service plans and
(iii) fee-based products and services.

    Consumer credit products

    Products. Consumer credit products currently are unsecured and secured credit cards, including the Fingerhut co-branded MasterCardr and the Direct Merchants Bank MasterCard. In the future the Company may offer other co-branded credit cards and may also offer other consumer credit products either directly or through alliances with other companies. At December 31, 1996, the Company had over 1.4 million credit card accounts with over $1.6 billion in managed credit card loans. Fingerhut Customers represented approximately 50% of the accounts and approximately 51% of the managed loans. According to the Nilson Report, at December 31, 1996, the Company was the 19th largest MasterCard issuer in the United States based on the number of cards issued, and the 32nd largest credit card issuer in the United States based on managed credit card loan balances.

    Credit Scoring. The Company requests a Fingerhut Score for prospective customers in the Fingerhut Database. The Company also requests credit bureau information, including risk scores provided by Fair, Isaac & Company ("FICO scores"), for all Fingerhut Customers. For those Fingerhut Customers who have FICO scores, the Company uses the Fingerhut Score to further segment Fingerhut Customers into narrower ranges within each FICO score subsegment, allowing the Company to better evaluate individual credit risk and to tailor its risk-based pricing accordingly. Additionally, the Fingerhut Score is used to target individuals who have no credit bureau information, and consequently no FICO scores, allowing the Company to target Fingerhut Customers who would not typically be solicited by other credit card issuers.

    In 1995, the Company and Equifax applied the credit risk evaluation techniques and knowledge developed in creating the Fingerhut Score models to publicly available credit bureau information in order to develop the Proprietary Modeling System for External Prospects. The Proprietary Modeling System, which is owned and available for use exclusively by the Company, consists of sophisticated models which produce a credit risk score (a "Proprietary Score") for each prospect. The Proprietary Score, like the Fingerhut Score, segments External Prospects into narrower ranges within each FICO score subsegment, allowing the Company to better evaluate individual credit risk and to tailor its risk-based pricing accordingly. The Company also uses this segmentation to exclude certain individuals from its marketing solicitations.

    The Company generates External Prospects from lists directly obtained from the major credit bureaus based on criteria established by the Company. The Company establishes the range of FICO scores it plans to target for a specific campaign and receives files from the credit bureaus which contain individual credit records of the External Prospects who fall within this range. The files are incorporated into the Proprietary Modeling System, which further segments External Prospects based upon their Proprietary Scores. The mailing lists generated from the Proprietary Modeling System are then checked against the Suppress File and any matching names are excluded. The Company currently does not solicit External Prospects who do not have FICO scores.

    The Company believes both the Fingerhut Score and its Proprietary Modeling System, in conjunction with the Suppress
File, give it a competitive advantage in evaluating the credit risk of moderate income consumers.

    Solicitation. Prospects for solicitation include both Fingerhut Customers and External Prospects. They are contacted on a nationwide basis through pre-screened direct mail and telephone solicitations. The Company receives responses to its prescreened solicitations, performs fraud screening, verifies name and address changes, and obtains any information which may be missing from the application. Applications are then sent to third party data entry providers, which key the application information and process the applications based on the criteria provided by the Company. Applications are approved, denied or referred to the Company for exception processing. The Company processes exceptions for, among other things, derogatory credit bureau information and fraud warnings. Exception applications are processed manually by credit analysts based on policies approved by the Company's credit committee.

    Pricing. The Company's strategy to maximize customer profitability relies on its risk-based pricing. The specific pricing for each credit card offer is determined primarily based on the prospect's risk profile prior to solicitation. Each prospect is evaluated to determine credit needs, credit risk, and existing credit availability. A customized offer is developed that includes the most appropriate product, brand, pricing, and credit line. The Company currently offers 43 different pricing structures on its credit card products, with annual fees ranging from $0 to $48 ($60 for some secured cards) and annual percentage rates ranging from prime plus 6.45% to prime plus 16.65%. After credit card accounts are opened, the Company actively monitors customers' internal and external credit performance and periodically recalculates behavior and risk scores. As customers evolve through the credit lifecycle and are regularly rescored, the lending relationship can evolve to include more competitive (or more restrictive) pricing and product configurations.

  Age of Portfolio. The following table sets forth, as of December 31, 1996, the number of total accounts and amount of outstanding loans based upon the age of the managed accounts.


Age Since            Number        Percentage      Loans         Percentage of
Origination          of Accounts   of Accounts     Outstanding   Loans Outstanding
                                            (Dollars in thousands)
 0-6 Months            445,542       31.4%         $  271,610       16.8%
 7-12 Months           477,205       33.7%            569,667       35.3%
13-18 Months           252,470       17.8%            362,927       22.4%
19-24 Months           232,271       16.4%            395,385       24.5%
25-36 Months            10,574        0.7%            16, 351        1.0%
Total                1,418,002      100.0%         $1,615,940      100.0%

  Geographic Distribution. The Company solicits credit card customers on a national basis and, therefore, maintains a geographically diversified portfolio. The following table shows the distribution of total accounts and amount of outstanding loans by state as of December 31, 1996.

                                                       Percentage
                 Number     Percentage     Loans       of Loans
                of Accounts of Accounts  Outstanding   Outstanding

State
                             (Dollars in thousands)
 California     168,337       11.9%     $  202,945      12.6%
 Florida        113,329        8.0%        131,324       8.1%
 New York       108,615        7.7%        127,788       7.9%
 Texas          108,332        7.6%        123,631       7.7%
 Ohio            61,267        4.3%         70,588       4.4%
 Pennsylvania    58,631        4.1%         64,921       4.0%
 Illinois        51,769        3.7%         59,929       3.7%
 Michigan        43,144        3.0%         49,842       3.1%
 Indiana         36,953        2.6%         42,674       2.6%
 North           40,602        2.9%         41,135       2.5%
 Carolina
 Georgia         38,426        2.7%         40,781       2.5%
 All Others(1)  588,657       41.5%        660,382      40.9%
     Total    1,418,062      100.0%     $1,615,940     100.0%

(1) No other state accounts for more than 2.5% of loans outstanding.

    The Adaptive Control System. The Company uses First Data Resources Inc.'s ("FDR") adaptive control system (the "Adaptive Control System"), which uses statistical models and basic account financial information to automatically and regularly assign credit line increases and decreases to individual customers, as well as to determine the systematic collection steps to be taken at the various stages of delinquency. The Adaptive Control System manages the authorization of each transaction; in addition, it determines the collections strategies to be used for non-delinquent accounts that have balances above their assigned credit line (referred to as "overlimit" accounts).

    Credit Lines. Once an account is approved, an initial credit line is established based on the individual's risk profile using automated screening and credit scoring techniques. This process results in a portfolio with average credit lines that are below the industry average due to the higher average risk elements inherent in the Company's target market. The Company may elect, at any time and without prior notice to the cardholder, to preclude or restrict further credit card use by the cardholder, usually as a result of poor payment performance or the Company's concern over the creditworthiness of the cardholder. Credit lines are managed based on the results of the behavioral scoring analysis in accordance with criteria established by the Company.

    The following table sets forth information with respect to account balance and credit limit ranges of the Company's managed portfolio as of December 31, 1996:

 Account Balance                                        Percentage
 Range              Number    Percentage    Loans       of Loans
                      of          of      Outstanding   Outstanding
                   Accounts    Accounts

                                     (Dollars in thousands)

 Credit Balance    11,504       0.8%     $   (661)       _
 No Balance       170,340      12.0%          _          _
 $1,000 or Less   590,254      41.6%       278,725      17.2%
 $1,001-$2,000    377,279      26.6%       559,438      34.6%
 $2,001-$3,500    216,444      15.3%       558,895      34.6%
 Over $3,500       52,241       3.7%       219,543      13.6%
   Total        1,418,062     100.0%    $1,615,940     100.0%

                                                                    Percentage
                    Number of      Percentage of      Loans         of Loans
Credit Limit Range  Accounts       Accounts           Outstanding   Outstanding
                                               (Dollars in thousands)
 $1,000 or Less    418,757           29.5%         $  193,213           12.0%
 $1,001-$2,000     470,300           33.2%            518,913           32.1%
 $2,001-$3,500     338,763           23.9%            546,460           33.8%
 $3,501-$5,000     187,099           13.2%            349,302           21.6%
 Over $5,000         3,143            0.2%              8,052            0.5%
    Total        1,418,062          100.0%        $ 1,615,940          100.0%

    Delinquency, Collections and Charge-offs. The Company considers an account delinquent if a payment due is not received by the Company within 25 days from the closing date of the statement. Collection activities are determined by the Adaptive Control System, which continually monitors all delinquent accounts. The collections function is handled internally. Accounts that become 90 days delinquent are closed but not necessarily charged off. Accounts are charged off and taken as a loss either after formal notification of bankruptcy or at the end of the month during which they become contractually 180 days past due. Accounts identified as fraud losses are immediately reserved for and charged off no later than 90 days after the last activity. Charged-off accounts are referred to the Company's recovery unit in Salt Lake City, Utah, for coordination of collection efforts to recover the amounts owed. When appropriate, accounts are placed with external collection agencies or attorneys.

    Servicing, Billing and Payment. The Company has established a relationship with FDR for cardholder processing services. FDR is a subsidiary of First Data Corporation, a provider of information processing and related services including cardholder processing (services for financial institutions which issue credit cards to cardholders), and merchant processing (services for financial institutions which make arrangements with merchants for the acceptance of credit cards as methods of payment). FDR provides data processing, credit card reissuance, statementing, inbound customer service telephone calls and interbank settlement for the Company. Applications processing and back office support for mail inquiries and fraud management are handled internally by the Company.

    The Company generally assesses periodic finance charges on an account if the cardholder has not paid the balance in full from the previous billing cycle. These finance charges are based upon the average daily balance outstanding on the account during the monthly billing cycle. Payments by cardholders to the Company on the accounts are processed and applied first to any billed and unpaid fees, next to billed and unpaid finance charges and then to billed and unpaid transactions in the order determined by the Company. If a payment in full is not received prior to 25 days after the statement cycle date (the "Payment Date"), finance charges are imposed on all purchases from the date of the transaction to the statement cycle date. Finance charges are also imposed on each cash advance from the day such advance is made until the advance is paid in full. The finance charge is applied to the average daily balance. The average daily balance is the sum of the daily unpaid balances of purchases and cash advances on each day of the monthly billing cycle divided by the number of days in such monthly billing cycle. Such unpaid balances are determined by deducting payments and credits, adding any unpaid finance charges and late charges and adding new purchases, cash advances and other charges, in each case as of the date of the transaction. Many cardholders are given a grace period. For most cardholders, if the entire balance on the account is paid during the grace period, a finance charge is not imposed. Certain cardholders are not given a grace period, depending on the credit card terms offered, which are determined by the prospect's risk profile prior to solicitation.

    The Company generally assesses an annual fee. The Company may waive the annual membership fees, or a portion thereof, in connection with the solicitation of new accounts depending on the credit terms offered, which are determined by the prospect's risk profile prior to solicitation or when the Company determines a waiver to be necessary in order to be competitive. In addition to the annual fee, the Company may charge accounts certain other fees including: (i) a late fee with respect to any unpaid monthly payment if the Company does not receive the required minimum monthly payment by the Payment Date, (ii) a cash advance fee for each cash advance, (iii) a fee with respect to each check submitted by a cardholder in payment of an account which is not honored by the cardholder's bank, and (iv) an overlimit charge if, at any time during the billing cycle, the total amount owed exceeds the cardholder's credit line by at least $30 due to transaction activity.

    Each cardholder is subject to an agreement governing the terms and conditions of the accounts. Pursuant to such agreements, the Company reserves the right to change or terminate certain terms, conditions, services and features of the account (including periodic finance charges, late fees, returned check charges and any other charges or the minimum payment), subject to the conditions set forth in the account agreement.

    Monthly billing statements are sent to cardholders by FDR on behalf of the Company. When an account is established, it is assigned a billing cycle. Currently, there are 21 billing cycles and each such cycle has a separate monthly billing date based on the respective business day the cycle represents in each calendar month. On a set billing date each month, a statement is sent to all accounts with an outstanding balance greater than $1.00. Cardholders must make a minimum monthly payment of the greater of $10.00 or 2.0% of the outstanding balance, or the balance of the account if the balance is less than $10. Payment is due upon receipt of the statement. If the minimum payment is not collected within 25 days after the statement cycle date, the account is considered delinquent.

    Most merchant transactions by cardholders are authorized online. The remaining transactions generally are low dollar amounts, typically below $50.00. All authorizations are handled through the Adaptive Control System.

    Extended Service Plans

    Extended service plans provide warranty service coverage beyond the manufacturer's warranty. In general, the Company's extended service plans provide customers with the right to have their covered purchases repaired, cleaned or replaced within certain parameters determined by the Company.

    Types of Plans. Within the warranty industry, extended service plans are available for a wide variety of products, including consumer electronics, furniture, jewelry, automotive products, and household mechanical systems such as heating, plumbing and electrical systems. The Company currently provides extended service plans for consumer electronics, furniture, and jewelry ("Warrantable Products") purchased from Fingerhut.

    For consumer electronics, Fingerhut Customers may purchase extended service plans that give them the right to have their purchases repaired or replaced in the event of electrical or mechanical failure or defects in materials and workmanship.

    Quality Jewelry Carer is the Company's extended service plan for jewelry. The services provided to Quality Jewelry Care customers include repair, soldering, ring sizing, and cleaning, for which the Company contracts with Fingerhut to perform such services. To submit a claim, the customer must mail the item to Fingerhut, who returns the item to the customer after it has been repaired or cleaned, typically within 4 to 6 weeks.

    The Company's extended service plan program for furniture is called Quality Furniture CareSM. The services provided to Quality Furniture Care customers include stain cleaning, structural defect or damage repair, or replacement if the merchandise cannot be fixed. Customers who need to have their furniture purchase repaired or cleaned must first obtain an estimated cost for the service from a repair or service provider. If the estimated cost does not exceed $100, the customer may pay for the service and submit the bill to the Company for reimbursement or the Company will pay the servicer directly if the customer so desires. If the estimated cost exceeds $100, the customer must call the Company's customer service representatives and receive authorization to have the service performed. Once authorization is received, the customer may pay for the service and submit the bill to the Company for reimbursement or the Company will pay the servicer directly if the customer so desires.

    Most of the Company's extended service plans continue for two years from the date of the product purchase (three to five years in limited cases). The customer pays Fingerhut a one-time fee for this coverage based on the price of the product and the expected claims. The Company also offers customers the opportunity to renew their coverage in one-year extensions, up to five years from the date of purchase, upon payment of an additional fee for each renewal.

    Sales and Marketing. When Fingerhut Customers purchase Warrantable Products, they have the option to buy an extended service plan. For consumer electronics, approximately 30% of the Company's extended service plans are originated through the on-page print advertisement located within Fingerhut's catalogs and other direct marketing materials; the remainder are originated through telemarketing. Substantially all of the Quality Furniture Care and Quality Jewelry Care plans are originated through telemarketing and other direct marketing programs. In order to maximize the efficiency of these programs, the Company has developed proprietary targeting models to predict which customers will be most responsive to its extended service plan direct marketing efforts.

    Operations. Through the end of 1996, claims risk and claims processing for consumer electronics items were the responsibility of a third party. The Company is responsible for claims risk and claims processing for furniture and jewelry. At the beginning of 1997, the Company internalized operations related to extended service plans for consumer electronics, and will incur the resulting claims risk for extended service plans sold on or after January 1, 1997.

    Fee-based Products and Services

    The Company currently sells a variety of fee-based products and services to its credit card customers, Fingerhut Customers and credit card customers of a third party, including (i) debt waiver protection for unemployment, disability, and death,
(ii) programs such as card registration, shopping and dining club memberships, and (iii) third-party insurance. In addition, the Company develops customized targeted mailing lists, using both the Company's and Fingerhut's databases, for external companies to use in their own financial services product solicitation efforts that do not directly compete with those of the Company.

    The Company currently markets the following programs:

    Account Protection Plus. The Company has developed a proprietary debt waiver program that protects customers from interest charges on the Company's credit cards in the event that they become disabled, unemployed, or deceased. In the event of unemployment or disability, the customer's account is "frozen" for six months, with no payments due or interest accruing during this time. In the event of death, the amount due is waived and the account is closed. Because this is an internally administered program, the Company is responsible for all of the program's associated costs.

    Account Benefit Plan. This debt waiver program forgives the customer's balance due in the event of death but does not provide benefits in the event of unemployment or disability.

    Card Registration. Card registration protects members from fraudulent charges if their credit cards are lost or stolen, provides emergency cash, airline tickets, change of address notification, valuable property and document registration, messaging service, and car rental discounts. The Company currently offers card registration services to its credit card customers and credit card customers of a third party. The Company internalized this program in September 1996 and is responsible for all of its associated costs and revenues. Prior to September 1996, the Company had an agreement with a third party vendor to offer card registration services to its credit card customers.

    Accidental Death Insurance. The Company earns a commission from a third-party insurance administrator for the marketing of an accidental death insurance program. The Company markets the insurance program to its credit card customers. Although the Company markets the program, the third-party administrator fulfills and underwrites the policies.

    Membership Clubs. The Company has a cooperative marketing arrangement with a third party to market the third party's memberships in discount clubs, which are automobile purchase, shopping and dining clubs, in conjunction with its new credit card account acquisitions. The Company's arrangement with this third party enables the Company to acquire new credit card customers at a reduced cost.

    Tailored List Development. The Company currently works with several companies to develop targeted mailing lists and earns revenue for each name that is solicited by the companies from these mailing lists. The Company also earns revenue from the sale of advertising space included in its monthly billing statements.

Funding and Liquidity

    The Company's goal is to maintain an adequate level of liquidity, both short-term and long-term, through active management of assets and liabilities. Because the characteristics of the Company's assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of the Company's assets and liabilities. This process is also affected by changes in the relationship between short-term and long-term interest rates. Therefore, to facilitate liquidity management, the Company uses a variety of funding sources to establish a maturity pattern with a mix of short-term and long-term funds. These funding sources are available, or are committed to the Company through programs established either by the Company or by FCI.

    The Company finances the growth in its credit card loans through a commonly used form of asset-backed securitization known as a master trust. A securitization involves the transfer by the Company of loans generated by a pool of credit card accounts to the master trust. Direct Merchants Bank sells its loans to the Company, which then sells them to a bankruptcy-remote special purpose subsidiary (the "Transferor"), which in turn transfers the loans to the master trust. The trust is authorized to sell multiple series and classes of certificates of beneficial ownership interests in the loans and other assets that are part of the trust. Both the loans and the certificates held by third parties are removed from the Company's balance sheet for financial and regulatory accounting purposes. For tax purposes, the certificates are treated as secured debt of the special purpose subsidiary.

    The Company's liquidity needs and funding sources may change over time. In September 1996, the Company executed a revolving credit facility agreement to fund on-balance sheet loans and for other general business purposes. Prior to September 1996, the Company borrowed from FCI.

Competition

    As a marketer of consumer credit products, the Company faces increasing competition from numerous providers of financial services, many of which have greater resources than the Company. In particular, the Company competes with national, regional and local bank card issuers as well as other general purpose credit card issuers, such as American Express, Discover Card and Diners Club. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features and customer loyalty is often limited. However, the Company believes that its strategy of focusing on an underserved market and its access to information from the Fingerhut Database, not available to other credit card issuers, will allow it to more effectively compete in the market for moderate income cardholders.

    During the term of an agreement between Fingerhut and the Company, Fingerhut will only offer its customers extended service plans provided by the Company. As the Company attempts to expand its business to market extended service plans to the customers of third-party retailers, it will compete with manufacturers, financial institutions, insurance companies and a number of independent administrators, many of which have greater operating experience and financial resources than the Company.

    There are numerous competitors in the fee-based products and services market, including insurance companies, financial service institutions and other membership-based consumer services providers, many of which are larger, better capitalized and more experienced than the Company. During the term of an agreement with Fingerhut, the Company has the exclusive right to use the Fingerhut Database to market these products to Fingerhut Customers. The Company believes that its relationship with its customers and its experience in direct marketing will enable it to maintain and grow its fee-based products and services business.

Regulation

    The Company and Direct Merchants Bank

    Direct Merchants Bank is a limited purpose credit card bank chartered as a national banking association and a member of the Federal Reserve System, the deposits of which are insured by the Bank Insurance Fund of the FDIC. Direct Merchants Bank is subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency (the "OCC"), Federal Reserve Board and the FDIC. Direct Merchants Bank is not a "bank" as defined under the Bank Holding Company Act of 1956, as amended (the "BHCA") because it (i) engages only in credit card operations, (ii) does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others, (iii) does not accept any savings or time deposit of less than $100,000, (iv) maintains only one office that accepts deposits and (v) does not engage in the business of making commercial loans. As a result, the Company is not a bank holding company under the BHCA. If Direct Merchants Bank failed to meet the credit card bank criteria described above, Direct Merchants Bank's status as an insured bank would make the Company subject to the provisions of the BHCA. The Company believes that becoming a bank holding company would limit the Company's ability to pursue future opportunities.

    Exportation of Interest Rates and Fees

    Under current judicial interpretations of federal law, national banks such as Direct Merchants Bank may charge interest at the rate allowed by the laws of the state where the bank is located, and may "export" interest rates by charging the interest rate allowed by the laws of the state where the bank is located on loans to borrowers in other states, without regard to the laws of such other states.

    The Supreme Court of the United States recently held that national banks may also impose late-payment fees allowed by the laws of the state where the national bank is located on borrowers in other states, without regard to the laws of such other states. The Supreme Court based its opinion largely on its deference to a regulation adopted by the Comptroller of the Currency that includes certain fees, including late fees, overlimit fees, annual fees, cash advance fees and membership fees, within the term "interest" under the provision of the National Bank Act that has been interpreted to permit national banks to export interest rates. As a result, national banks such as Direct Merchants Bank may impose such fees.

    Dividends and Transfers of Funds

    There are various federal law limitations on the extent to which Direct Merchants Bank can finance or otherwise supply funds to the Company and its affiliates through dividends, loans or otherwise. These limitations include minimum regulatory capital requirements and restrictions concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act governing transactions between a bank and its affiliates, and general Federal regulatory oversight to prevent unsafe or unsound banking practices. In general, Federal law prohibits a national bank such as Direct Merchants Bank from making dividend distributions if such distributions are not paid out of available earnings or would cause the bank to fail to meet applicable capital adequacy standards. The right of the Company, its shareholders and its creditors to participate in any distribution of the assets or earnings of Direct Merchants Bank is further subject to the prior claims of creditors of Direct Merchants Bank.

    Comptroller of the Currency

    Capital Adequacy. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the Federal banking agencies to implement systems for "prompt corrective action" for insured depository institutions that are not at least adequately capitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending upon the category in which an institution is classified. Failure to meet the capital guidelines could also subject a bank to capital raising requirements. In addition, FDICIA requires the banking agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation. FDICIA also provides that regulatory action may be taken against a bank that does not meet such standards.

    The OCC, Direct Merchants Bank's primary federal regulator, has adopted regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leveraged capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least
6 percent, a total capital ratio of at least 10 percent and a leverage ratio of at least 5 percent and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4 percent, a total capital ratio of at least 8 percent and a leverage ratio of at least 4 percent (3 percent in some cases). Under these guidelines, Direct Merchants Bank is considered well capitalized.

    The OCC has also adopted a final rule amending risk-based capital standards to consider explicitly a bank's exposure to declines in the economic value of its capital due to changes in interest rates when evaluating a bank's capital adequacy. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. The evaluation will be made as a part of the institution's regular safety and soundness examination.

    FDICIA. FDICIA revised sections of the Federal Deposit Insurance Act affecting bank regulation, deposit insurance and provisions for funding of the Bank Insurance Fund administered by the FDIC. FDICIA (i) revised bank regulatory schemes embodied in several other federal banking statutes, (ii) linked explicitly the bank regulators' authority to intervene to the deterioration of a bank's capital level, (iii) required each company having control of a bank to guarantee an undercapitalized bank's compliance with a capital restoration plan, (iv) imposed new safety and soundness standards on management and operations of a bank, (v) placed limits on real estate lending and (vi) tightened audit requirements. FDICIA also requires the FDIC to implement a system of risk-based premiums for deposit insurance pursuant to which the premiums paid by a depository institution will be based on the probability that the FDIC will incur a loss in respect of such institution. The FDIC has since adopted a system that imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. Accordingly, given Direct Merchants Bank's capital level and supervisory rating, Direct Merchants Bank pays the lowest rate on deposit insurance premiums.

    Direct Merchants Bank may accept brokered deposits as part of its funding. Under FDICIA, only "well capitalized" and "adequately capitalized" banks may accept brokered deposits. "Adequately capitalized" banks, however, must first obtain a waiver from the FDIC before accepting brokered deposits and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the bank's normal market area or the national rate on deposits of comparable maturity, as determined by the FDIC, for deposits from outside the bank's normal market area. Direct Merchants Bank does not presently rely on brokered deposits to fund its operations.

    Lending Activities

    Direct Merchants Bank's activities as a credit card lender are also subject to regulation under various federal laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act (the "CRA") and the Soldiers' and Sailors' Civil Relief Act. Regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order Direct Merchants Bank to pay restitution to injured cardmembers. Cardholders may also bring actions for certain alleged violations of such regulations. Federal and state bankruptcy and debtor relief laws also affect Direct Merchants Bank's ability to collect outstanding balances owed by cardholders who seek relief under these statutes.

    The OCC and other federal banking agencies have recently revised their regulations under the CRA that affect the activities of Direct Merchants Bank. These regulations subject limited purpose banks, including Direct Merchants Bank, to a "community development" test for evaluating required CRA performance. The community development performance of a limited purpose bank is evaluated pursuant to various criteria involving community development lending, qualified investments and community development services.

    Legislation

    From time to time legislation has been proposed in Congress to limit interest rates that could be charged on credit card accounts; however, the Company does not anticipate any serious effort by Congress to enact such a limitation in the current session of Congress.

    Investment in the Company and Direct Merchants Bank

    Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal law. Investors are responsible for insuring that they do not directly or indirectly acquire shares of capital stock of the Company in excess of the amount which can be acquired without regulatory approval.

    Interstate Taxation

    Several states have passed legislation which attempts to tax the income from interstate financial activities, including credit cards, derived from accounts held by local state residents. Based on current interpretations of the enforceability of such legislation, coupled with the volume of its business in these states, the Company believes that this will not materially affect Direct Merchants Bank.

    Fair Credit Reporting Act

    The Fair Credit Reporting Act ("FCRA") regulates "consumer reporting agencies." Under the FCRA, an entity risks becoming a consumer reporting agency if it furnishes "consumer reports" to its affiliates or third parties. A "consumer report" is a communication of information which bears on a consumer's creditworthiness, credit capacity, credit standing or certain other characteristics and which is collected or used or expected to be used to determine the consumer's eligibility for credit, insurance, employment or certain other purposes. The FCRA explicitly excludes from the definition of "consumer report" a report containing information solely as to transactions or experiences between the consumer and the entity making the report.

    It is the objective of the Company and Fingerhut to conduct their operations in a manner which would fall outside the definition of "consumer reporting agency" under the FCRA. If the Company or Fingerhut were to become a consumer reporting agency, however, it would be subject to a number of complex and burdensome regulatory requirements and restrictions, including restrictions limiting the Company from using information from the Fingerhut Database and furnishing information to third parties. Such restrictions could have a significant adverse economic impact on the Company's results of operations and future prospects.

Employees

    As of December 31, 1996, the Company had approximately 650 employees located in Minnesota, Maryland, Oklahoma and Utah. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Trademarks and Tradenames

    MCI and its subsidiaries have registered and continue to register, when appropriate, various trademarks, tradenames and service marks used in connection with its business and for private label marketing of certain of its products. The Company considers these trademarks and service marks to be readily identifiable with, and valuable to its business.

Executive Officers of the Registrant

    The following table sets forth certain information concerning the persons who currently serve as executive officers of MCI. Each executive officer serves at the discretion of the Board of Directors of MCI. One of MCI's executive officers currently is an executive officer of FCI.

       Name                  Age              Position

       Ronald N. Zebeck      42           President, Chief Executive
                                          Officer and Director

       Douglas B. McCoy      50           Senior Vice President,
                                          Operations

       Peter G. Michielutti  40           Senior Vice President, Business
                                          Development

       Robert W. Oberrender  37           Senior Vice President, Chief
                                          Financial Officer

       Douglas L. Scaliti    39           Senior Vice President, Marketing

       David R. Reak         38           Vice President, Credit Risk

       Jean C. Benson        29           Controller

    Ronald N. Zebeck is President and Chief Executive Officer and a director of MCI. He has been President of Metris Direct, Inc. since March 1994 and has served as Chief Executive Officer of Direct Merchants Bank since July 1995. Mr. Zebeck was Managing Director, GM Card Operations of General Motors Corporation from 1991 to 1993, Vice President, Marketing and Strategic Planning of Advanta Corporation (Colonial National Bank USA) from 1987 to 1991, Director of Strategic Planning of TSO Financial (later Advanta Corporation) from 1986 to 1987 and held various credit card and credit-related positions at Citibank affiliates from 1976 to 1986.

    Douglas B. McCoy has been Senior Vice President, Operations since December 1996 and was Vice President, Operations of Metris Direct, Inc. from January 1995 to November 1996. In addition, he has been President of Direct Merchants Bank since July, 1995. Prior to joining the Company, he was Vice President, Credit Administration of USAA Federal Savings Bank from September 1984 to January 1995, Assistant Vice President, Credit Administration, of Bank of Oklahoma from July 1984 to September 1984, Assistant Vice President, Operations of First National Bank of Tulsa from May 1982 to July 1984 and Assistant Vice President, Credit Card Marketing, of The Bank of New Orleans from April 1978 to April 1982.

    Peter G. Michielutti is Senior Vice President, Business Development. He is also Senior Vice President, Chief Financial Officer of FCI, a position he has held since July 1995. For 16 years prior to joining FCI, he held various positions with divisions/subsidiaries of Household International Inc. (consumer finance services): Executive Director and Chief Financial Officer of Household Credit Services from May 1992 to July 1995, Vice President_Financial Administration_Canada of Household Financial Corporation Limited from March 1991 to May 1992, Vice President_Financial Administration of Household Bank FSB from August 1990 to March 1991, and various controller and finance positions from 1979 to 1991.

    Robert W. Oberrender has been Senior Vice President, Chief Financial Officer of MCI since December 1996. He held the position of Vice President, Chief Financial Officer of the Company from August 1996 to December 1996. He was Vice President, Treasurer of FCI from July 1994, and was Assistant Treasurer of FCI from February 1993 until July 1994. Mr. Oberrender was Vice President, Corporate Finance & Banking Group of Chemical Bank (now The Chase Manhattan Bank) for more than five years before joining FCI.

    Douglas L. Scaliti has been Senior Vice President, Marketing since December 1996. He was Vice President, Marketing of MCI from August 1996 to November 1996 and held that position at Metris Direct, Inc. since September 1994. For the 12 years prior to joining the Company, he held several positions at Advanta Corporation (Colonial National Bank USA): Senior Marketing Manager, Credit Cards from 1987 to 1994, Operations Consultant, Profit Improvement from 1985 to 1987 and Credit Operations Manager from 1982 to 1985. Prior to that he was Assistant Branch Manager of Avco Financial Services from 1980 to 1982. Mr. Scaliti also serves on the First Data Resources Market Area Advisory Group.

    David R. Reak is Vice President, Credit Risk of MCI and has held that position since October 1996. From December 1995 to October 1996, he was Senior Director, Credit Risk of Metris Direct, Inc. For 12 years prior to joining the Company, he had several positions at American Express, Travel Related Services Company, including: Senior Manager, Credit Risk Management European and Middle East from 1994 to December 1995, Senior Manager, Credit Risk Management U.S. Consulting Group from 1992 to 1994, Project Manager, Credit Research and Analysis from 1990 to 1992.

    Jean C. Benson is Controller of the Company. She has held various finance positions at the Company and FCI since October 1994. Prior to that she held various positions at Deloitte & Touche LLP (public accounting), specializing in the financial services industry.

    Officers of the Company are elected by, and hold office at the will of, the Board of Directors and do not serve a "term of office" as such.

Item 2.  Properties

  The Company leases its principal executive office space in St. Louis Park, Minnesota, consisting of approximately 54,000 square feet. This office space is subject to a lease which expires on November 30, 2000. Direct Merchants Bank leases office space in Salt Lake City, Utah, consisting of approximately 11,700 square feet. This lease expires on April 30, 1999. In addition, the Company leases facilities in Tulsa, Oklahoma and a temporary facility in Hunt Valley, Maryland consisting of 52,400 and 16,000, respectively. These leases expire on December 31, 1998 and December 31, 1997, respectively. In March 1997, the Company signed a lease for a permanent facility in White Marsh, Maryland consisting of 50,000 square feet, expiring on September 30, 2007. The leased properties in Oklahoma and Maryland support the Company's collections, customer service and back office operations. The Company believes its facilities are suitable to its businesses and that it will be able to lease or purchase additional facilities as its needs require.

Item 3.  Legal Proceedings

  The Company is not involved in any legal proceeding that management believes may have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December
31, 1996.

                             PART II


Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters

    The information required by this item is set forth in the "Summary of Consolidated Quarterly Financial Information and Stock Data" on page 44 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report") and is incorporated herein by reference.

Item 6.   Selected Financial Data

    The information required by this item is set forth under the caption "Selected Financial Data" on page 12 of the 1996 Annual
Report and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

    The information required by this item is set forth under the captions "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and "Forward Looking
Statements" on pages 13 to 24 of the 1996 Annual Report and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

    The audited Consolidated Financial Statements of the
Registrant, including the notes thereto, and independent auditors' report thereon and the unaudited "Summary of Consolidated Quarterly Financial Information and Stock Data" set forth on pages 26 to 44 of the 1996 Annual Report are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

    None
                            PART III


Item 10.  Directors and Executive Officers of the Registrant

    The information required by this item with respect to directors is set forth under "Proposal 1: Election of Directors" in the Company's proxy statement for the annual meeting of shareholders to be held on May 19, 1997, which will be filed within 120 days of December 31, 1996 (the "Proxy Statement") and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of Regulation S-K, set forth in Part I of this Form 10-K under "Business--Executive Officers of the Registrant." The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Security Ownership of Certain Beneficial Owners and Management_Compliance with Section 16" in the Proxy Statement and is incorporated by reference.

Item 11.  Executive Compensation

    The information required by this item is set forth under "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

    The information required by this item is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

    The information required by this item is set forth under "Arrangements and Transactions with Related Parties" in the Proxy
Statement and is incorporated herein by reference.

    With the exception of the information incorporated by reference in Items 10-13 above, the Proxy Statement is not to be deemed filed as part of this Form 10-K.
PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

    (a) The following documents are made part of this report:


        1.  Consolidated Financial Statements.

                   The following consolidated financial
            statements, the related notes and the report of the Company's independent auditors are incorporated herein by reference from the 1996 Annual Report as part of this report at Item 8 hereof:

                Independent Auditors' Report dated January 23, 1997.

                Consolidated Balance Sheets at December 31, 1996 and December 31, 1995.

                Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1996.

                Consolidated Statements of Changes
                in Stockholders'/Division Equity for each of the years in the three-year period ended December
                31, 1996.

                Consolidated Statements of Cash
                Flows for each of the years in the three-year period ended December 31, 1996.

                Notes to Consolidated Financial Statements.

            With the exception of the foregoing
            information and the information incorporated by reference in Items 5-8 of this Part II, the 1996
            Annual Report is not to be deemed filed as part of this Form 10-K.

        2.  Financial Statement Schedules

            No Financial Statement Schedules are required to be filed.

(b)     Reports on Form 8-K:    None

(c)     Exhibits:  See Exhibit Index on page 21 of this Report.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1997.


                                 METRIS COMPANIES INC.
                                         (Registrant)


                                  By     /s/Ronald N. Zebeck
                                        Ronald N. Zebeck
                                        President and
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Metris Companies Inc., the Registrant, and in the capacities and on the dates indicated.


Signature                    Title                        Date

Principal executive          President,                 March 27, 1997
officer and director:        Chief Executive Officer
                             and Director

 /s/Ronald N. Zebeck
Ronald N. Zebeck


Principal financial officer: Senior Vice President,   March 27, 1997
                             Chief Financial Officer


 /s/Robert W. Oberrender
Robert W. Oberrender


Principal accounting officer: Controller             March 27, 1997

 /s/Jean C. Benson
Jean C. Benson



Directors:



  /s/Theodore Deikel                 Director        March 27, 1997
Theodore Deikel


  /s/Michael P. Sherman              Director        March 27, 1997
Michael P. Sherman


  /s/Dudley C. Mecum                 Director        March 27, 1997
Dudley C. Mecum


  /s/Frank D. Trestman               Director        March 27, 1997
Frank D. Trestman



                          EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit

Articles of Incorporation and Bylaws

3.a  Amended and Restated Certificate of Incorporation of the
     Registrant (Incorporated by reference to Exhibit 3.a to the Registrant's Registration Statement on Form S-1 (No. 333-
     10831).

3.b Bylaws of the Registrant (Incorporated by reference to Exhibit 3.b to the Registrant's Registration Statement on
     Form S-1 (No. 333-10831).

Material Contracts

10.a Pooling and Servicing Agreement dated as of May 26, 1995 among Fingerhut Financial Services Receivables, Inc., as Transferor, Direct Merchants Credit Card Bank, National Association, as Servicer, and The Bank of New York (Delaware), as Trustee (Incorporated by reference to Exhibit 10.u to Fingerhut Companies, Inc.'s Quarterly Report on Form 10-Q (File No. 1-8668) for the fiscal quarter ended June 30,
     1995).

     (i) Amended and Restated Series 1995-1 Supplement dated as of September 16, 1996 (Incorporated by reference to Exhibit 10.a(i) to Registrant's Registration Statement on Form S-1 (No. 333-10831)).

     (ii) Series 1996-1 Supplement dated as of April 23, 1996
          (Incorporated by reference to Exhibit 10.c(ii) to Fingerhut Companies, Inc.'s Quarterly Report on Form 10-Q (File No. 1-8668) for the fiscal quarter ended March
          29, 1996).

     (iii) Amendment No. 1 to the Pooling and Servicing Agreement dated as of June 10, 1996 (Incorporated by reference to Exhibit 10.a(iii) to Registrant's Registration Statement on Form S-1 (No. 333-10831)).

     (iv) Amendment No. 2 to the Pooling and Servicing Agreement dated as of September 16, 1996 (Incorporated by reference to Exhibit 10.a(iv) to Registrant's
          Registration Statement on Form S-1 (No. 333-10831)).

10.b Amended and Restated Bank Receivables Purchase Agreement dated as of May 26, 1995 between Fingerhut Companies, Inc., as Buyer, and Direct Merchants Credit Card Bank, National Association, as Seller (Incorporated by reference to Exhibit 10.b to Registrant's Registration Statement on Form S-1 (No. 333-10831)).

10.c Purchase Agreement dated as of May 26, 1995 between
     Fingerhut Financial Services Receivables, Inc., as Buyer, and Fingerhut Companies, Inc., as Seller (Incorporated by reference to Exhibit 10.c to Registrant's Registration Statement on Form S-1 (No. 333-10831)).

     (i) Assignment and Assumption Agreement dated as of September 16, 1996 among Fingerhut Companies, Inc., as assignor, Metris Companies Inc., as assignee, and Metris Receivables, Inc. (Incorporated by reference to
          Exhibit 10.c(i) to Registrant's Registration Statement on Form S-1 (No. 333-10831)).

10.d*       Stock Option and Valuation Rights Agreement dated as
     of March 21, 1994, between Fingerhut Companies, Inc. and Ronald N. Zebeck (Incorporated by reference to Exhibit 10.1 to Fingerhut Companies, Inc.'s Annual Report on Form 10-K (File No. 1-8668) for the fiscal year ended December 29, 1995.

     (i)  Amendment dated October 25, 1996.

10.e*       Fingerhut Corporation Profit Sharing Plan 1989
     Revision (Incorporated by reference to Exhibit 10(d) to Fingerhut Companies, Inc.'s Registration Statement on Form S-1 (No. 33-33923)).

10.f*       Intentionally left blank.

10.g*       Fingerhut Corporation Pension Plan 1990 Revision
     (Incorporated by reference to Exhibit 10(f) to Fingerhut
     Companies, Inc.'s Registration Statement on Form S-1 (No. 33-
     33923)).

10.h*       Metris Companies Inc. Long -Term Incentive and Stock
     Option Plan.

     (i)* Form of option agreement.

10.i*       Metris Companies Inc. Nonemployee Director Stock
     Option Plan.

10.j*       Metris Companies Inc. Annual Incentive Plan for
     Designated Corporate Officers.

10.k Co-Brand Credit Card Agreement dated as of October 31, 1996 between the Registrant and Fingerhut Corporation.

10.l Extended Service Plan Agreement dated as of October 31, 1996 between the Registrant and Fingerhut Corporation.

10.m Database Access Agreement dated as of October 31, 1996 between the Registrant and Fingerhut Corporation.

10.n Administrative Services Agreement dated as of October 31,
     1996 between the Registrant and Fingerhut Companies, Inc.

10.o Tax Sharing Agreement dated as of October 31, 1996 between the Registrant and Fingerhut Companies, Inc.

10.p Registration Rights Agreement dated as of October 31, 1996 between the Registrant and Fingerhut Companies, Inc.

10.q Data Sharing Agreement dated as of October 31, 1996 between
     Fingerhut Corporation and Direct Merchants Credit Card Bank,
     National Association.

10.r Revolving Credit and Letter of Credit Facility Agreement dated as of September 16, 1996 (Incorporated by reference to Exhibit 10.s to Registrant's Registration Statement on Form
     S-1 (No. 333-10831)).

Other Exhibits

11   Computation of Earnings Per Share.

13   Pages 12 to 44 of the 1996 Annual Report to Shareholders.
     The 1996 Annual Report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated herein by reference.

21   Subsidiaries of the Registrant.

27   Financial Data Schedule.

99   Cautionary Statement Regarding Forward Looking Statements.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.