Form 10-Q
period 1997-03-31
METRIS COMPANIES INC
filed 1997-05-14
CIK 1021061

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________

                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended                              001-12351
March 31, 1997                               Commission File Number

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

                Yes   X                      No _____

As of April 30, 1997, 19,225,000 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding.

                           METRIS COMPANIES INC.

                                 FORM 10-Q

                             TABLE OF CONTENTS




                              March 31, 1997

                                                                Page

PART I.   FINANCIAL INFORMATION


     Item 1.    Consolidated Financial Statements (unaudited):
                Consolidated Balance Sheets..........................3
                Consolidated Statements of Income....................4
                Consolidated Statements of Cash Flows................5
                Notes to Consolidated Financial Statements...........6

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations..........................................10


PART II.    OTHER INFORMATION


     Item 6.    Exhibits and Reports on Form 8-K....................24

                Signatures..........................................25
Item 1.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands) (unaudited)

                                                      March 31,   December 31,
                                                         1997          1996
Assets:
Cash and due from banks                             $   13,942      $   8,902
Federal funds sold                                      26,818         19,001
Short-term investments                                      86          4,179
  Cash and cash equivalents                             40,846         32,082
Credit card loans:
  Loans held for securitization                         61,778         14,164
  Retained interests in loans securitized              229,265        201,165
    Less: Allowance for loan losses                     19,357         12,829
  Net credit card loans                                271,686        202,500
Premises and equipment, net                              6,666          5,163
Accrued interest and fees receivable                     3,349          2,942
Prepaid expenses and deferred charges                    8,219          4,826
Deferred income taxes                                   40,748         31,528
Other assets                                             9,984          7,575
  Total assets                                      $  381,498      $ 286,616
Liabilities:
Interest-bearing deposit from affiliate             $               $   1,000
Short-term borrowings                                  102,000         54,163
Accounts payable                                        25,798         15,583
Other payables due to credit card
  securitizations, net                                  49,764         36,619
Current income taxes payable to FCI                     13,228          1,460
Deferred income                                         28,376         23,183
Accrued expenses and other liabilities                  15,876         15,890
  Total liabilities                                    235,042        147,898
Stockholders' Equity:
Preferred stock, par value $.01 per share;
  10,000,000 shares authorized, none issued
  or outstanding
Common stock, par value $.01 per share;
  100,000,000 shares authorized, 19,225,000
  shares issued and outstanding                            192            192
Paid-in capital                                        107,220        107,220
Retained earnings                                       39,044         31,306
  Total stockholders' equity                           146,456
138,718
  Total liabilities and stockholders' equity        $  381,498      $ 286,616

       See accompanying Notes to Consolidated Financial Statements. METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    1997           1996
Interest Income:
Credit card loans                               $   11,934      $   5,356
Federal funds sold                                     306            318
Other                                                  190             29
  Total interest income                             12,430          5,703
Interest Expense:
Deposit                                                  7             12
Short-term borrowings                                1,452          1,085
  Total interest expense                             1,459          1,097
Net Interest Income                                 10,971          4,606
Provision for loan losses                           11,054          4,690
Net interest expense after provision for
  loan losses                                          (83)           (84)
Other Operating Income:
Net extended service plan revenues                     289          4,176
Net securitization and credit card
  servicing income                                  26,533         13,438
Credit card fees, interchange and
  other credit card income                           7,602          3,124
Fee-based product revenues                          11,824          4,628
                                                    46,248         25,366
Other Operating Expense:
Credit card account and other product
  solicitation and marketing expense                 7,721          7,538
Employee compensation                                7,953          3,008
Data processing services and communications          5,011          2,292
Third party servicing expense                        2,970          2,159
Warranty and debt waiver underwriting
  and claims servicing expense                       1,216          1,788
Credit card fraud losses                               899            336
Other                                                7,813          1,892
                                                    33,583         19,013
Income Before Income Taxes                          12,582          6,269
Income taxes                                         4,844          2,414
Net Income                                      $    7,738      $   3,855

Earnings per share:
Primary                                         $      .38      $     .23
Fully diluted                                   $      .38      $     .23

Weighted-average common and common
  equivalent shares (fully diluted)                 20,173         16,476


       See accompanying Notes to Consolidated Financial Statements. METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

                                                           Three Months Ended
                                                                  March 31,
                                                            1997
1996
Operating Activities:
Net income                                              $   7,738   $   3,855
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                11,054       4,690
  Depreciation and amortization                             2,382       1,583
  Net amortization of gain on securitization
    of credit card loans                                    1,039       1,835
  Changes in operating assets and liabilities:
  Accrued interest and fees receivable                     (407)          300
    Other payables due to credit card
     securitizations, net                                  11,947       4,646
    Prepaid expenses and deferred charges                  (5,109)     (3,343)
    Deferred income taxes                                  (9,220)     (2,433)
    Accounts payable and accrued expenses                  10,201      (1,125)
    Current income taxes payable to FCI                    11,768       3,973
    Deferred income                                         5,193       3,759
    Other                                                  (2,614)       (116)
Net cash provided by operating activities                  43,972      17,624

Investing Activities:
Proceeds from sales of loans                              125,000      64,000
Net loans originated or collected                        (165,436)   (134,980)
Credit card portfolio acquisition                         (39,804)
Additions to premises and equipment                        (1,805)       (564)
Net cash used in investing activities                     (82,045)    (71,544)

Financing Activities:
Decrease in interest-bearing deposit                       (1,000)
Net increase in short-term borrowings                      47,837      30,331
Net cash provided by financing activities                  46,837      30,331

Net increase (decrease) in cash and cash equivalents        8,764     (23,589)
Cash and cash equivalents at beginning of period           32,082      34,743
Cash and cash equivalents at end of period              $  40,846   $  11,154


       See accompanying Notes to Consolidated Financial Statements. METRIS COMPANIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries (collectively, "the Company").
The Company is an information-based direct marketer of consumer credit products, fee-based products and services, and extended service plans to moderate-income consumers. The Company's business is conducted through Metris Direct, Inc., Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank") and Metris Receivables, Inc. ("MRI"), each a wholly-owned subsidiary of MCI.

     Prior to September 1996, the Company operated as a division of Fingerhut Companies, Inc. ("FCI"). During September 1996, FCI reorganized the business through the formation of MCI. The stock of Metris Direct, Inc., Direct Merchants Bank, and MRI, in addition to the assets, liabilities and equity of certain portions of the retail extended service plan business, was contributed to the Company from FCI and its subsidiaries. In October 1996, the Company completed an initial public offering of its common stock.

     The consolidated financial statements include an allocation of expenses for data processing and information systems, audit, accounting, treasury, legal, human resources, customer service and other administrative support historically provided by FCI and its subsidiaries to the Company. Such expenses were based on the actual use of such services or were based on other allocation methods that, in the opinion of management, are reasonable.
During 1996, FCI and the Company entered into an administrative services agreement which covers such expense allocations and the provision of future services using similar rates and allocation methods for various terms, the latest of which expires at the end of 1998. The consolidated financial statements also reflect the retroactive effects of intercompany agreements entered into during 1996, including co-brand credit card, database access, data sharing and extended service plan agreements with Fingerhut Corporation ("Fingerhut"), a wholly owned subsidiary of FCI, and a tax sharing agreement with FCI. These agreements have terms ranging up to seven years. In addition, the consolidated financial statements include an allocation of interest expense for the Company's net borrowings from FCI during 1996.

     All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Statements

     The unaudited interim consolidated financial statements and related unaudited financial information in the footnotes have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Such interim financial statements reflect all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of the Company, and the results of its operations and its cash flows for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company's 1996 annual report to shareholders and incorporated by reference in the Company's annual report on Form 10-K. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Pervasiveness of Estimates

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Statements of Cash Flow

     Cash paid for interest during the three months ended March 31, 1997 and 1996, was $1.5 million and $1.1 million, respectively. Cash paid for income taxes for the same periods was $15.0 million and $9.6 million, respectively.

Earnings Per Share

     Earnings per share is computed using net income applicable to common stock and the weighted average number of common and common equivalent shares outstanding, after giving retroactive effect to the shares outstanding as if the Company reorganization that occurred during September 1996 (See Note 1) had occurred at the beginning of the first period shown. The common equivalent shares outstanding were calculated using the treasury stock method, using the initial public offering price for the period prior to the initial public offering. In addition, common equivalent shares outstanding were calculated assuming that certain options were converted into shares of the Company's common stock at the beginning of the first period shown.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share." This Statement is effective for financial statements issued for periods ending after December 15, 1997 and supersedes APB Opinion No. 15, "Earnings Per Share." The Statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires companies to restate prior-period EPS for all periods in which an income statement is presented.

     The Company has reviewed this Statement and notes that it will affect the computation and presentation of EPS. However, the Company has not completed all of the detailed computations and analysis necessary to determine the definitive impact on prior-period EPS as well as the calculation of EPS going forward. The Company intends to adopt this statement prospectively, in the fourth quarter of 1997, as early application is not permitted.

Extended Service Plans

     The Company coordinates the marketing activities for Fingerhut's sales of extended service plans and reimburses Fingerhut for the cost of its marketing media and other services utilized in the sales of extended service plans, based on contracts sold and on media utilization costs as agreed to by the Company and Fingerhut.

     The Company began performing administrative services and retained the claims risk for all extended service plans sold on or after January 1, 1997. As a result, extended service plan revenues and the related expenses have been deferred and will be recognized over the life of the related extended service plan contracts. Prior to January 1, 1997 the Company contracted with a third-party underwriter and claims administrator to service and absorb the risk of loss for most claims. These claims servicing contract costs were expensed as the service contracts were sold, net of the related cost of anticipated service contract returns. In addition, the revenues related to these contract sales were recognized immediately.

NOTE 3 - CREDIT CARD SECURITIZATIONS

     The Company securitizes and sells a portion of its credit card loans to both public and private investors through the Metris Master Trust (the "Trust"). Credit card loans are transferred to the Trust, which issues certificates representing undivided ownership interests in the Trust. The Company also retains participation interests in the Trust (under "Retained interests in loans securitized" on the consolidated balance sheets), in an amount equal to the amount of the retained subordinated certificates of each series held by MRI plus the amount equal to the loans in excess of the principal balance of the certificates. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales for financial reporting purposes and the associated loans are not reflected on the consolidated balance sheets. The Company has receivables from and payables to the Trust as a result of securitizations, including amounts deposited in an investor reserve account held by the trustee for the benefit of the Trust's certificateholders ("Investor Deposit"), the excess servicing asset, which represents the net gain recorded at any point in time for loans sold under the asset securitizations, net of recourse reserves for securitized loans and normal and excess servicing fee receivables.

     In May 1997, the Metris Master Trust issued Series 1997-1 certificates to third parties with a principal amount of $794.8 million, generating proceeds of $792.2 million of which $667.7 million was used to reduce the Class A Variable Funding Certificates issued under Series 1995-1. The Series 1997-1 certificates are scheduled to begin accumulating principal collections in March 2001, however the accumulation period could potentially begin at a later date. The expected final payment date of these certificates is in April 2002.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is as follows:

                                                           Three Months Ended
                                                                 March 31,
(in thousands)                                              1997
1996
Balance at beginning of period                           $  12,829  $   3,679
Allowance related to assets acquired, net                      806
Provision for loan losses                                   11,054      4,690
Loans charged-off                                            5,450      1,660
Recoveries                                                     118         36
Net loan charge-offs                                         5,332      1,624
Balance at end of period                                 $  19,357  $   6,745


NOTE 5 - SHORT TERM BORROWINGS

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

     The Company borrows under the Revolving Credit Facility to fund on-balance sheet loans and for other general business purposes. At March 31, 1997 and December 31, 1996, the Company had outstanding borrowings of $102 million and $50 million, respectively, under the Revolving Credit Facility. The interest rates on the Revolving Credit Facility borrowings at March 31, 1997 and December 31, 1996 were 6.6% and 5.9%, respectively. The Company had outstanding borrowings from FCI of $4.2 million at a weighted average interest rate of 7.1% at December 31, 1996.


NOTE 6 - SUBSEQUENT EVENTS

     On April 30, 1997, the Company declared its first quarterly dividend in the amount of $.01 per share, aggregating approximately $.2 million, payable on May 15, 1997, to shareholders of record as of the close of business on May 13, 1997.


                  METRIS COMPANIES INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

     The following discussion and analysis provides information that management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. and subsidiaries (the "Company"). This discussion should be read in conjunction with the consolidated financial statements and the related notes thereto.

General

     The Company is an information-based direct marketer and provider of consumer credit products, fee-based products and services and extended service plans to moderate income consumers.

     Consumer Credit Products

     The Company's consumer credit products currently are unsecured and secured credit cards, including the Fingerhut co-branded MasterCard(R)and the Direct Merchants Bank MasterCard and Visa(R). The primary factors affecting the profitability of consumer credit products are credit card account and loan growth, interest spreads on loans, credit card usage, credit quality (delinquencies and charge-offs), the level of solicitation and marketing expenses, fraud losses, servicing and other administrative costs. The Company generates interest and other income through finance charges assessed on outstanding credit card loans, credit card fees (including annual membership, cash advance, overlimit, past-due, and other credit card fee income) and interchange income. The Company's primary related expenses are the costs of funding its loans, provisions for loan losses and operating expenses including employee compensation, account solicitation and marketing expenses, and data processing and servicing expenses.

     Fee-Based Products and Services

     The Company markets its fee-based products and services, including debt waiver programs, card registration, third party insurance, and membership clubs, to its credit card customers, Fingerhut Corporation ("Fingerhut") customers and other third party partners. Profitability for fee-based products and services is affected by the response rates to product solicitation efforts, the targeted solicitation plans and the commission rates received from or paid to the Company's product partners, claims rates and claims servicing costs for certain programs, and other operating expenses.

     Extended Service Plans

     The Company also provides extended service plans that extend warranty service coverage beyond the manufacturer's warranty on selected products sold by Fingerhut, an affiliate. Extended service plan profitability is directly affected by the response rates to product solicitation efforts, returns or cancel rates for the underlying product, the retail sales price of the product on which an extended service plan is sold, the cost of underwriting and claims servicing, and other operating costs.

Results of Operations

     Net income for the three months ended March 31, 1997, was $7.7 million, or $.38 per share, up 101% from $3.9 million, or $.23 per share for the first quarter of 1996. The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $1.7 billion for the first quarter 1997 from $610 million for the first quarter 1996, an increase of 181%.


Managed Loan Portfolio and the Impact of Credit Card Securitizations

     Securitization

     Securitizations of credit card loans have been and are expected to be a major source of funding for the Company. The effect on the Company's consolidated financial statements from securitization is to remove credit card loans sold with limited recourse from the consolidated balance sheet and record a gain on sale for the difference between the carrying value of the loans and the adjusted sales proceeds.

     The securitization and sale of credit card loans changes the Company's interest in such loans from lender to servicer, with a corresponding change in how revenues and expenses are reported in the income statement. For securitized and sold credit card loans, amounts that otherwise would have been recorded as net interest income, fee income and provision for loan losses are instead reported in other operating income as net securitization and credit card servicing income.

     During the current quarter, the Company implemented Statement of Financial Accounting Standards No. 125 (FAS 125) "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". FAS 125 did not have a material effect on the consolidated financial statements.
     Managed Loan Portfolio

     The Company analyzes its financial performance on a managed loan portfolio basis. To do so, the income statement and balance sheet are adjusted to reverse the effects of securitization. The Company's discussion of revenues, where applicable, and provision for loan losses includes comparisons to amounts reported in the Company's consolidated statements of income ("owned basis" or "on-balance sheet") as well as on a managed basis.

     The Company's managed loan portfolio is comprised of credit card loans held for securitization, retained interests in loans securitized and the investors' share of securitized credit card loans. The investors' share of securitized credit card loans is not an asset of the Company, and, therefore, is not shown on the Company's consolidated balance sheets. The following tables summarize the Company's managed loan portfolio.


                                                        March 31,
                                                    1997         1996
Dollars in thousands
Period-end balances
Credit card loans:
  Loans held for securitization                 $   61,778   $  71,539
  Retained interests in loans securitized          229,265      92,880
  Investors' interests in securitized loans      1,525,610     512,555
Total managed loan portfolio                    $1,816,653   $ 676,974


                                                 Three Months Ended
                                                      March 31,
                                                   1997          1996
Dollars in thousands
Average balances
Credit card loans:
  Loans held for securitization                $   36,657    $  22,280
  Retained interests in loans securitized         217,455       90,176
  Investors' interests in securitized loans     1,456,977      497,303
Total managed loan portfolio                   $1,711,089    $ 609,759


     Impact of Credit Card Securitizations. The following table provides a summary of the effects of credit card securitizations on selected line items of the Company's income statements for each of the periods presented, as well as selected financial information on both an owned and a managed loan portfolio basis:

                                                  Three Months Ended
                                                      March 31,
                                                   1997          1996
Dollars in thousands
Statements of Income (owned basis)
  Net interest income                       $     10,971     $   4,606
  Provision for loan losses                       11,054         4,690
  Other operating income                          46,248        25,366
  Other operating expense                         33,583        19,013
  Income before income taxes                $     12,582     $   6,269

Adjustments for Securitizations
  Net interest income                       $     47,452     $  17,040
  Provision for loan losses                       45,168        10,278
  Other operating income                          (2,284)       (6,762)
  Other operating expense
  Income before income taxes                $                $
Managed Statements of Income
  Net interest income                       $     58,423     $  21,646
  Provision for loan losses                       56,222        14,968
  Other operating income                          43,964        18,604
  Other operating expense                         33,583        19,013
  Income before income taxes                $     12,582     $   6,269

Other Data:
Owned Basis
Average interest-earning assets             $    291,375     $ 138,488
Return on average assets                             9.1%          8.3%
Return on average equity                            21.9%         21.0%
Net interest margin (1)                             15.3%         13.4%
Managed Basis
Average interest-earning assets             $  1,748,352     $ 635,790
Return on average assets                             1.8%          2.3%
Return on average equity                            21.9%         21.0%
Net interest margin (1)                             13.6%         13.7%

(1) Net interest margin is equal to annualized net interest income divided by average interest-earning assets.

     Net Interest Income

     Net interest income consists primarily of interest earned on the Company's credit card loans less interest expense on borrowings to fund the loans. Managed net interest income for the three months ended March 31, 1997, was $58.4 million compared to $21.6 million for the same period in 1996. This increase was primarily due to a $1.1 billion increase in average loans over the comparable period in 1996.

     The following table provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three month periods ended March 31, 1997 and 1996:
Analysis of Average Balances, Interest and Average Yields and Rates

                                      Three Months Ended March 31,
                                         1997             1996
                            Average                Yield/      Average                Yield/
                            Balance     Interest    Rate       Balance    Interest    Rate
Dollars in thousands

Owned Basis
Assets:
Interest-earning assets (1)
Federal funds sold         $  23,441    $   306      5.3%    $   23,835  $   318      5.4%
Short-term investments        13,822        190      5.6%         2,197       29      5.3%
Credit card loans            254,112     11,934     19.0%       112,456    5,356     19.2%
Total interest-earning
  assets                   $ 291,375    $12,430     17.3%    $  138,488  $ 5,703     16.6%

Cash and due from banks       10,785                              2,952
Accrued interest and fees      2,674                              1,826
Other amounts due from
  securitizations                                                27,218
Other assets                  55,808                             22,208
Allowance for loan losses    (16,716)                            (5,161)
  Total assets             $ 343,926                         $  187,531
Liabilities and Equity:
Interest-bearing
  liabilities:
Interest-bearing deposit   $     667    $     7      4.6%    $    1,000  $    12      4.8%
Short-term borrowings         83,078      1,452      7.1%         3,213    1,085      6.0%
  Total                       83,745      1,459      7.1%        74,213    1,097      5.9%
Other liabilities            116,857                             39,560
Total liabilities            200,602                            113,773
Stockholders'/division
  equity                     143,324                             73,758
Total liabilities and
  equity                   $ 343,926                         $  187,531
Net interest income and
  interest margin (2)                   $10,971     15.3%                $ 4,606     13.4%
Net interest rate
  spread (3)                                        10.2%                            10.7%

Managed Basis
Credit card loans          $1,711,089   $80,350     19.0%    $  609,759  $29,377     19.4%
Total interest-earning
  assets                    1,748,352    80,846     18.8%       635,790   29,724     18.8%
Total interest-bearing
  liabilities               1,540,721    22,423      5.9%       571,515    8,078      5.7%
Net interest income and
  interest margin (2)                    58,423     13.6%                 21,646     13.7%
Net interest rate
  spread (3)                                        12.9%                            13.1%

(1) There were no taxable equivalent adjustments necessary for the periods presented.
(2) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(3) The net interest rate spread is the annualized yield on average interest-earning assets minus the funding rate on average interest-bearing liabilities.
Other Operating Income

                                               Three Months Ended
                                                    March 31,
                                            1997              1996
Dollars in thousands

Other Operating Income:
Net extended service plan revenues        $    289         $   4,176
Net securitization and credit card
  servicing income                          26,533            13,438
Credit card fees, interchange and
  other credit card income                   7,602             3,124
Fee-based product revenues                  11,824             4,628
  Total                                   $ 46,248         $  25,366

     Other operating income contributes substantially to the Company's results of operations, representing 79% of owned revenues for the three months ended March 31, 1997. Fee-based product revenues, particularly from debt waiver products, continue to provide an increasing percentage of other operating income. Debt waiver products and other fee-based product revenues are expected to increase with growth in credit card accounts and as the Company continues to offer other fee-based products to its customer base and to customers of its partners.

     The following definitions may be helpful when reading the discussion and analysis of other operating income:

     Net extended service plan revenues - Net extended service plan revenues include revenues received from sales of extended service plans, net of a provision for service plan returns. The Company began performing administrative services and retained the claims risk for all extended service plans sold on or after January 1, 1997. As a result, extended service plan revenues are deferred and recognized over the life of the related extended service plan contracts. Prior to January 1, 1997 the Company contracted with a third-party underwriter and claims administrator to service and absorb the risk of loss for most claims and the revenues related to these contract sales were recognized immediately.

     Net securitization and credit card servicing income - Due to the securitization of credit card loans, activity from securitized account balances normally reported as net interest income, fee income, and provision for loan losses is reported in net securitization and credit card servicing income. Net securitization income is the excess of interest and fee income earned over the related securitization trust expenses, including interest payments to certificateholders in the trust, provision for loan losses, servicing costs and transaction expenses related to securitized loans. Credit card servicing income is also included in this amount and represents fees paid to the Company from the trust for servicing the securitized loans. Such fees generally approximate 2% of average securitized loans on an annualized basis.


     Credit card fees, interchange and other credit card income - Credit card fees include annual membership, cash advance, overlimit, past-due, and other credit card fee income derived from on-balance sheet loans. Also included in this amount is interchange income generated from total accounts, which represents fees payable by merchants to the credit card issuer for sales transactions. This amount presently represents about 1.4% of all net credit card purchases.

     Fee-based product revenues - Fee-based product revenues presently include revenues from sales of debt waiver protection for unemployment, disability, and death, card registration, third party insurance, shopping and dining clubs, and revenues from targeted list programs.

     Other operating income increased $20.9 million for the three months ended March 31, 1997, over the comparable period in 1996, primarily due to income generated from the growth in average securitized credit card loans. Additionally, fee-based product revenues increased by $7.2 million because of the Company's marketing efforts to cross-sell other products and services to its customers. Specifically, debt waiver product revenue increased by $6.2 million as the Company continued to add new credit card customers with debt waiver protection.

     Net extended service plan revenues decreased by $3.9 million in the first quarter of 1997 compared to the first quarter of 1996. This decrease reflects that the Company assumed responsibility for claims processing and underwriting on contracts sold on or after January 1, 1997. As a result, all extended service plan revenues and the related expenses have been deferred and will be recognized over the life of the related extended service plan contracts. The extended service plan revenues before accounting deferrals for the first quarter 1997 were consistent with the first quarter of 1996.

Other Operating Expense

                                             Three Months Ended
                                                  March 31,
 Dollars in thousands                      1997             1996

Other Operating Expense:
Credit card account and other product
  solicitation and marketing expense    $   7,721       $   7,538
Employee compensation                       7,953           3,008
Data processing services and
  communications                            5,011           2,292
Third party servicing expense               2,970           2,159
Warranty and debt waiver underwriting
  and claims servicing expense              1,216           1,788
Credit card fraud losses                      899             336
Other                                       7,813           1,892
  Total                                 $  33,583       $  19,013


     Total other operating expenses for the three months ended March 31, 1997, increased $14.6 million over the comparable period in 1996, primarily due to employee compensation, data processing services and communications, and other expenses. Employee compensation increased due to staffing needs to support the increase in credit card accounts and the internalization of various credit card operating functions, and increased management incentive plan expenses. The increase in data processing services and communications expense was largely due to the increased number of credit card accounts, transaction volumes and loan balances. The increase in other expenses is primarily due to general growth in all three business lines and building an infrastructure to support the growth.

     Total other operating expenses include direct and allocated expenses from Fingerhut Companies, Inc. ("FCI") for administrative services provided to the Company under the Administrative Services Agreement. Additionally, total other operating expenses reflect the retroactive effects of additional intercompany agreements and contracts between the Company and FCI or its subsidiaries (See Note 1 to the Consolidated Financial Statements).



Income Taxes

     The Company's provision for income taxes includes both federal and state income taxes. The Company's effective tax rate was 38.5% for the three months ended March 31, 1997 and 1996, respectively.

Asset Quality

     The Company's delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of the Company's various credit card account portfolios, the success of the Company's collection and recovery efforts, and general economic conditions. The average age of the Company's credit card portfolio affects the stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts to minimize losses from these negative industry trends. At March 31, 1997, 59% of managed accounts and 47% of managed loans were less than 12 months old. Accordingly, the Company believes that its loan portfolio will experience increased levels of delinquency and loan losses as the average age of the Company's accounts increases.

     These trends are reflected in the increase in the Company's net charge-off ratio. For the quarter ended March 31, 1997, the Company's net charge-off ratio stood at an annualized rate of 8.5% compared to 5.8% for the quarter ended March 31, 1996. The Company believes, consistent with its statistical models and other credit analyses, that this rate will continue to fluctuate but generally rise over the next year.

     The Company's strategy for managing loan losses to maximize profitability consists of credit line management and risk-based pricing so that an acceptable profit margin is maintained based on the perceived risk of each credit card account. Under this strategy, interest margins are established for each credit card account based on its perceived risk profile. Loan losses are further managed through the offering of credit lines which are generally lower than is currently standard in the industry. Individual accounts and their related credit lines are also continually managed using various marketing, credit and other management processes in order to continue to maximize the profitability of accounts.

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

                                 Managed Loan Delinquency

                       March 31,      % of      March 31,      % of
                           1997        Total        1996        Total

Dollars in thousands
Managed loan porfolio  $1,816,653      100%       $676,974      100%
Loans delinquent:
  30 to 59 days            37,466     2.06%          9,677     1.43%
  60 to 89 days            24,820     1.37%         5,879      0.87%
  90 or more               46,418     2.55%        10,046      1.48%
    Total              $  108,704     5.98%       $25,602      3.78%

     The above numbers reflect continued seasoning of the Company's managed loan portfolio. The Company continues to focus its resources on its collection efforts to minimize the negative impact to net loan losses that results from increased delinquency levels.

     Net charge-offs

     Net charge-offs include the principal amount of losses from cardholders unwilling or unable to pay their loan balance, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged against the related income at the time of charge-off. The following table presents the Company's net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:

                                               Three Months Ended
                                                    March 31,
                                              1997           1996
Dollars in thousands
On-balance sheet portfolio:
  Average loans outstanding             $   254,112      $   112,456
  Net charge-offs                             5,332            1,624
  Net charge-offs as a percentage
    of average loans outstanding (1)           8.51%            5.81%

Managed loan portfolio:
  Average loans outstanding             $ 1,711,089      $   609,759
  Net charge-offs                            35,888            8,761
  Net charge-offs as a percentage
    loans outstanding (1)                      8.51%            5.78%

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

     The provision for loan losses on an owned basis for the three months ended March 31, 1997 and 1996, totaled $11.1 million and $4.7 million, respectively. The amount and level of the provision for loan losses on an owned basis may vary from period to period, depending on the amount of credit card loans sold and securitized in a particular period. However, the increase for the three month period ended March 31, 1997, as compared to the three month period ended March 31, 1996, is primarily reflective of the overall maturation of the portfolio and the increase in on-balance sheet loans outstanding. The following table presents the change in the Company's allowance for loan losses and other ratios on both an owned and a managed portfolio basis for the periods presented:

                   Analysis of Allowance for Loan Losses


                                                  Three Months Ended
                                                       March 31,
Dollars in thousands                             1997            1996
(Owned Basis)
Balance at beginning of period               $  12,829      $   3,679
Allowance related to assets acquired, net          806
Provision for loan losses                       11,054          4,690
Loans charged-off                                5,450          1,660
Recoveries                                         118             36
Net loan charge-offs                             5,332          1,624
Balance at end of period                     $  19,357      $   6,745


Ending allowance as a
  percent of loans                                6.65%          4.10%



                                                Three Months Ended
                                                     March 31,
Dollars in thousands                            1997            1996
(Managed Basis)
Balance at beginning of period               $  95,669      $  22,219
Allowance related to assets acquired, net          806
Provision for loan losses                       56,222         14,968
Loans charged-off                               36,682          8,944
Recoveries                                         794            183
Net loan charge-offs                            35,888          8,761
Balance at end of period                     $ 116,809      $  28,426


Ending allowance as a
  percent of loans                                6.43%          4.20%

Derivatives Activities

     The Company uses derivative financial instruments for the purpose of managing its exposure to interest rate risks and has a number of mechanisms in place to monitor and control both market and credit risk from these derivatives activities. All derivatives strategies and transactions are managed under a hedging policy approved by the Board of Directors of FCI that details the use of such derivatives and the individuals authorized to execute such transactions. In addition, all derivatives strategies must currently be approved by the Company's senior management.
     Under these policies, the Company has entered into interest rate cap and swap agreements to hedge its economic exposure to fluctuating interest rates associated with the floating and fixed rate certificates issued by the Metris Master Trust. In connection with the issuance of the $512.6 million Metris Master Trust Series 1995-1 variable funding certificates in May 1995, the Company entered into an eight-year agreement capping the certificates' interest rate at 11.2%. Also, in connection with the issuance of additional Series 1995-1 certificates related to the September 1996 amendment of Series 1995-1, the Company entered into additional six and two-thirds year agreements capping the certificates' interest rate at 11.2%. Additionally, FCI, on behalf of the Company, entered into two interest rate swap agreements in April 1996 to synthetically alter the fixed rate of the Metris Master Trust Series 1996-1 certificates to a floating rate. Total notional amounts of these swap transactions amounted to $605.5 million. The Company receives the benefits and bears the obligations of these swap transactions. The obligations of the Company and the counterparties under these swap agreements are settled on a monthly basis.

     In connection with the issuance of the Metris Master Trust Series 1997-1 certificates the Company entered into a five year agreement to synthetically alter the fixed rate of the certificates to a floating rate. Total notional amount of this swap transaction amounted to $722.5 million.

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

     A significant source of funding for the Company has been the securitization of credit card loans. At March 31, 1997, the Company had received cumulative net proceeds of approximately $1.5 billion from sales of credit card loans, of which $20.0 million was deposited in an investor reserve account held by the trustee of Metris Master Trust for the benefit of the Trust's certificateholders. Cash generated from these transactions was used to reduce short-term borrowings and to fund further credit card loan growth.

     The Company's liquidity needs and funding sources may change over time. On September 16, 1996, the Company executed agreements for the following credit facilities: (1) a $300 million, five-year revolving credit facility for the Company (the "Revolving Credit Facility"), guaranteed by FCI; and
(2)an amendment to Series 1995-1 under the Metris Master Trust to (a) increase the Class A Variable Funding Certificate to support a $400 million increase to $1.2 billion (of which the Company may use up to $800 million) of the Fingerhut Owner Trust Commercial Paper Program in which the Company participates; and (b) issue $112.6 million of additional asset-backed certificates (the "Certificates") to support the aforementioned increase in the Commercial Paper Program.
     The Company borrows under the Revolving Credit Facility to fund on-balance sheet loans and for other general business purposes. At March 31, 1997 and December 31, 1996, the Company had outstanding borrowings of $102 million and $50 million, respectively, under the Revolving Credit Facility.

     The Revolving Credit Facility is guaranteed by FCI and is further supported by the pledge of the stock of certain subsidiaries of the Company and certain accounts receivable and interests held therein by the Company. The Revolving Credit Facility contains certain financial covenants standard for revolving credit facilities of this type, including minimum net worth, minimum equity to managed assets ratio, maximum leverage and a limitation on indebtedness. In addition, the FCI guarantee includes certain covenants including interest coverage, leverage and minimum net worth for FCI.

     The Federal Reserve Act imposes various legal limitations on the extent to which banks that are members of the Federal Reserve System can finance or otherwise supply funds to certain of their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to the Company or its subsidiaries. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to the Company. Therefore, Direct Merchants Bank's investments in federal funds sold are generally not available for the general liquidity needs of the Company or its subsidiaries. Such restrictions were not material to the operations of the Company at March 31, 1997 and December 31, 1996.

     As the portfolio of credit card loans grows, or as the Trust certificates amortize or are otherwise paid, the Company's funding needs will increase accordingly. The Company believes that its asset securitization program, together with the Revolving Credit Facility and other sources of capital, will provide adequate liquidity to the Company for meeting its anticipated cash needs, although no assurance can be given to that effect.

     Capital Adequacy

     Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the Office of the Comptroller of Currency ("OCC") and the Federal Reserve Board, and monitored by the Federal Deposit Insurance Corporation and the OCC. At March 31, 1997 and December 31, 1996, Direct Merchants Bank exceeded the minimum required capital levels and was considered a "well-capitalized" depository institution under regulations of the OCC.

Newly Issued Pronouncements

     Also in February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," (FAS
129) which codifies existing disclosure requirements regarding capital structure. FAS 129 will be required to be adopted at year-end 1997 and is not expected to have a material impact on the corporation's current capital structure disclosures.

Forward-Looking Statements


       This quarterly report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. Stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the Company's limited operating history as a stand-alone entity; the Company's ability to obtain third parties to provide extended service plans; the Company's limited experience with respect to originating and servicing credit card accounts, including limited delinquency, default and loss experience; the lack of seasoning of its credit card portfolio, which makes the predictability of delinquency and loss levels more difficult; risks associated with unsecured credit transactions, particularly to moderate income consumers; interest rate risks; dependence on the securitization of the Company's credit card loans to fund operations; general economic conditions affecting consumer income, which may increase consumer bankruptcies, defaults and delinquencies; state and federal laws and regulations, including consumer and debtor protection laws; and the highly competitive industry in which the Company operates. Each of these factors is more fully discussed in Exhibit 99 to this Form 10-Q. Reference to this Cautionary Statement or Exhibit 99 in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of these factors may cause actual results to differ materially from those anticipated in such forward-looking statement or statements.





                        Part II.  Other Information


Item 6. Exhibits and Reports on Form 8-K


             (a)  Exhibits:

                  11   Computation of Earnings per Share

                  27   Financial Data Schedule

                  99   Cautionary Statement Regarding Forward Looking
                       Statements


             (b)  Reports on Form 8-K:

                  None
                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           METRIS COMPANIES INC.






Date:                              By:
                                   /s/ Robert W. Oberrender
                                   Chief Financial Officer
                                   (Principal Financial Officer)




Date:                              By:
                                   /s/ Jean C. Benson
                                   Controller
                                   (Principal Accounting Officer)