Form 10-Q
period 1997-06-30
METRIS COMPANIES INC
filed 1997-08-11
CIK 1021061

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________

                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended                                001-12351
June 30, 1997                           Commission File Number

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

                Yes   X                 No _____

As of July 31, 1997, 19,225,000 shares of the Registrant's Common
Stock, par value $.01 per share, were outstanding.

                             METRIS COMPANIES INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS




                                 June 30, 1997

                                                                  Page

PART I.   FINANCIAL INFORMATION


     Item 1.    Consolidated Financial Statements (unaudited):
                Consolidated Balance Sheets....................      3
                Consolidated Statements of Income..............      4
                Consolidated Statements of Cash Flows..........      5
                Notes to Consolidated Financial Statements.....      6

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.....................................     10


PART II.    OTHER INFORMATION

     Item 4.    Submission of Matters to a Vote of Security Holders 26

     Item 6.    Exhibits and Reports on Form 8-K................... 26

                Signatures......................................... 27
Item 1.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

                                                      June 30,     December 31,
                                                        1997           1996
Assets
Cash and due from banks                              $ 13,093         $  8,902
Federal funds sold                                     34,962           19,001
Short-term investments                                     86            4,179
  Cash and cash equivalents                            48,141           32,082
Credit card loans:
  Loans held for securitization                        49,663           14,164
  Retained interests in loans securitized             226,798          201,165
     Less: Allowance for loan losses                   18,191           12,829
  Net credit card loans                               258,270          202,500
Premises and equipment, net                             6,721            5,163
Accrued interest and fees receivable                    3,027            2,942
Prepaid expenses and deferred charges                   8,279            4,826
Deferred income taxes                                  49,852           31,528
Other assets                                           11,551            7,575
  Total assets                                       $385,841         $286,616
Liabilities
Interest-bearing deposit from affiliate              $                $  1,000
Short-term borrowings                                  49,000           54,163
Accounts payable                                       29,851           15,583
Other payables due to credit card
securitizations, net                                   77,471           36,619
Current income taxes payable to FCI                    15,745            1,460
Deferred income                                        40,792           23,183
Accrued expenses and other liabilities                 16,999           15,890
  Total liabilities                                   229,858          147,898
Stockholders' Equity
Preferred stock, par value $.01 per share;
10,000,000 shares
authorized, none issued or outstanding
Common stock, par value $.01; 100,000,000 shares
authorized, 19,225,000 shares issued and                  192             192
outstanding
Paid-in capital                                       107,220          107,220
Retained earnings                                      48,571           31,306
  Total stockholders' equity                          155,983          138,718
  Total liabilities and stockholders' equity         $385,841         $286,616

         See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                       1997        1996   1997      1996
Interest Income
Credit card loans                    $ 14,221  $  6,763   $26,155    $ 12,119
Federal funds sold                        449       118       755         436
Other                                     168        35       358          64
 Total interest income                 14,838     6,916    27,268      12,619
Interest Expense
Deposit                                              12         7          24
Short-term borrowings                   2,073       749     3,525       1,834
 Total interest expense                 2,073       761     3,532       1,858
Net Interest Income                    12,765     6,155    23,736      10,761
Provision for loan losses               6,429       483    17,483       5,173
Net interest income after
 provision for loan losses              6,336     5,672     6,253       5,588
Other Operating Income
Net extended service plan revenues      1,332     4,439     1,621       8,615
Net securitization and credit card
servicing income                       18,294     7,098    44,827      20,536
Credit card fees, interchange
 and other credit card income          10,234     8,954    17,836      12,078
Fee-based product revenues             12,801     7,439    24,625      12,067
                                       42,661    27,930    88,909      53,296
Other Operating Expense
Credit card account and other
product solicitation and marketing      8,756     8,923    16,477      16,461
expenses
Employee compensation                   8,184     4,715    16,137       7,723
Data processing services and
 communications                         4,254     2,904     9,265       5,196
Third-party servicing expenses          2,769     2,454     5,739       4,613
Warranty and debt waiver
underwriting and claims                 1,172     2,273     2,388       4,061
servicing expenses
Credit card fraud losses                  680       730     1,579       1,066
Other                                   7,379     3,410    15,192       5,302
                                       33,194    25,409    66,777      44,422
Income Before Income Taxes             15,803     8,193    28,385      14,462
Income taxes                            6,084     3,154    10,928       5,568
Net Income                           $  9,719  $  5,039   $17,457    $  8,894

Earnings per share:
Primary                              $    .48  $    .31   $   .87    $    .54
Fully diluted                        $    .48  $    .31   $   .86    $    .54

Weighted average common and common
equivalent shares - fully diluted      20,227    16,496    20,233      16,496

         See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                              1997        1996
Operating Activities:
Net income                                               $  17,457    $  8,894
Adjustments to reconcile net income to net cash
 provided by operating activities:
Provision for loan losses                                   17,483       5,173
Depreciation and amortization                                6,080       3,277
 Net amortization of gain on securitization
   of credit card loans                                     (1,927)      2,728
 Changes in operating assets and liabilities:
   Accrued interest and fees receivable                        (85)         108
   Prepaid expenses and deferred charges                    (7,052)      (2,148)
   Deferred income taxes                                   (18,324)     (11,949)
   Accounts payable and accrued expenses                    15,377       (2,827)
  Other payables due to credit card
      securitizations, net                                  42,459       22,953
   Current income taxes payable to FCI                      14,285        3,371
   Deferred income                                          17,609       11,082
   Other                                                    (5,521)      (1,867)
Net cash provided by operating activities                $  97,841     $ 38,795

Investing Activities:
Proceeds from sales of loans                               447,750      487,500
Net loans originated or collected                         (481,199)    (527,948)
Credit card portfolio acquisition                          (39,804)
Additions to premises and equipment                         (2,174)      (1,696)
Net cash used in investing activities                    $ (75,427)   $ (42,144)

Financing Activities:
Decrease in interest-bearing deposit                        (1,000)
Net decrease in short-term borrowings                       (5,163)      (9,164)
Cash dividends paid                                           (192)
Net cash used in financing activities                    $  (6,355)   $  (9,164)

Net increase(decrease) in cash and cash equivalents         16,059      (12,513)
Cash and cash equivalents at beginning of period            32,082        34,743
Cash and cash equivalents at end of period               $  48,141     $  22,230


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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Consolidated Statements of Cash Flow

     Cash paid for interest during the six months ended June 30, 1997 and 1996, was $3.2 million and $1.9 million, respectively. Cash paid for income taxes for the same periods was $15.0 million and $14.3 million, respectively.

Earnings Per Share

     Earnings per share is computed using net income applicable to common stock and the weighted average number of common and common equivalent shares outstanding, after giving retroactive effect to the shares outstanding as if the Company's reorganization (See Note 1) had occurred at the beginning of the first period shown. The common equivalent shares outstanding were calculated using the treasury stock method, using the initial public offering price for the period prior to the initial public offering. In addition, common equivalent shares outstanding were calculated assuming that certain options were converted into shares of the Company's common stock at the beginning of the first period shown.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share." This Statement is effective for financial statements issued for periods ending after December 15, 1997 and supersedes APB Opinion No. 15, "Earnings Per Share." The Statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement.

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

     The Company began performing administrative services on January 1, 1997, and retained the claims risk for all extended service plans sold on or after January 1, 1997. As a result, extended service plan revenues and the related expenses have been deferred and will be recognized over the life of the related extended service plan contracts. Prior to January 1, 1997 the Company contracted with a third-party underwriter and claims administrator to service and absorb the risk of loss for most claims. These claims servicing contract costs were expensed as the service contracts were sold, net of the related cost of anticipated service contract returns. In addition, the revenues related to these contract sales were recognized immediately

Interest Rate Risk Management Contracts

     The Company enters into interest rate cap and swap agreements to hedge its economic exposure to fluctuating interest rates associated with both the floating rate and fixed rate certificates issued by the Metris Master Trust. If a derivative financial instrument or the instrument it is hedging is sold or terminated, the Company will recognize a gain or loss resulting from the transaction in the period the derivative is sold or terminated. The Company has not sold or terminated any derivative financial instruments.

NOTE 3 - CREDIT CARD SECURITIZATIONS

     The Company securitizes and sells a portion of its credit card loans to both public and private investors through the Metris Master Trust (the "Trust"). Credit card loans are transferred to the Trust, which issues certificates representing undivided ownership interests in the Trust. The Company also retains participation interests in the Trust (under "Retained interests in loans securitized" on the consolidated balance sheets), in an amount equal to the amount of the retained subordinated certificates of each series held by MRI plus the amount equal to the loans in excess of the principal balance of the certificates. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales for financial reporting purposes and the associated loans are not reflected on the consolidated balance sheets. The Company has receivables from and payables to the Trust as a result of securitizations, including amounts deposited in an investor reserve account held by the trustee for the benefit of the Trust's certificateholders, the excess servicing asset, which represents the net gain recorded at any point in time for loans sold under the asset securitizations, net of recourse reserves for securitized loans and normal and excess servicing fee receivables.

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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is as follows:

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                  1997        1996        1997        1996
(in thousands)
Balance at beginning of        $ 19,357    $  6,745    $12,829     $  3,679
period
Allowance related to assets
  acquired, net                                            806
Provision for loan losses         6,429         483     17,483        5,173
Loans charged-off                 7,755       1,969     13,205        3,629
Recoveries                          160          44        278           80
Net loans charged-off             7,595       1,925     12,927        3,549
Balance at end of period       $ 18,191    $  5,303    $18,191     $  5,303


NOTE 5 - SHORT TERM BORROWINGS

     The Company borrows under a $300 million, five-year revolving credit facility for the Company (the "Revolving Credit Facility"), guaranteed by FCI to fund on-balance sheet loans and for other general business purposes. At June 30, 1997 and December 31, 1996, the Company had outstanding borrowings of $49 million and $50 million, respectively, under the Revolving Credit Facility. The interest rates on the Revolving Credit Facility borrowings at June 30, 1997 and December 31, 1996 were 6.5% and 5.9%, respectively. The Company had outstanding borrowings from FCI of $4.2 million at a weighted average interest rate of 7.1% at December 31, 1996.




ITEM 2.

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

General

     The Company is an information-based direct marketer and provider of consumer credit products, fee-based products and services and extended service plans to moderate-income consumers.

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

    Fee-Based Products and Services

     The Company markets its fee-based products and services, including debt waiver programs, card registration, third party insurance, and membership clubs, to its credit card customers, Fingerhut Corporation ("Fingerhut") customers and other third party partners. Profitability for fee-based products and services is affected by the response rates to product solicitation efforts, the targeted solicitation plans, the commission rates received from or paid to the Company's product partners, claims rates and claims servicing costs for certain programs, and other operating expenses.

    Extended Service Plans

     The Company provides extended service plans that extend warranty service coverage beyond the manufacturer's warranty on selected products sold by Fingerhut. Extended service plan profitability is directly affected by the response rates to product solicitation efforts, returns or cancel rates for the underlying product, the retail sales price of the product on which an extended service plan is sold, the cost of underwriting and claims servicing, and other operating costs.

Results of Operations

     Net income for the three months ended June 30, 1997, was $9.7 million, or $.48 per share, up 93% from $5.0 million, or $.31 per share for the second quarter of 1996. The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $1.9 billion for the second quarter 1997 from $873 million for the second quarter 1996, an increase of 123%.

     Net income for the six months ended June 30, 1997, was $17.5 million, or $.86 per share, up 96% from $8.9 million, or $.54 per share for the second quarter of 1996. The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $1.8 billion for the six months ended June 30, 1997 from $741 million for the same period in 1996, an increase of 147%. In addition, credit card charge volume was $1.1 billion for the first half of 1997, a 37% increase over the same period in 1996.


Managed Loan Portfolio and the Impact of Credit Card Securitizations

    Securitization

     Securitizations of credit card loans have been and are expected to be a major source of funding for the Company. The effect of securitization on the Company's consolidated financial statements is to remove credit card loans sold with limited recourse from the consolidated balance sheet and record a gain on sale for the difference between the carrying value of the loans and the adjusted sales proceeds.

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

     During the first quarter of 1997, the Company implemented Statement of Financial Accounting Standards No. 125 ("FAS 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". FAS 125 did not have a material effect on the Company's consolidated financial statements.
    Managed Loan Portfolio

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

     The Company's managed loan portfolio is comprised of credit card loans held for securitization, retained interests in loans securitized and the investors' interests in securitized credit card loans. The investors' interests in securitized credit card loans is not an asset of the Company, and, therefore, is not shown on the Company's consolidated balance sheets. The following tables summarize the Company's managed loan portfolio:

                                                       June 30,
                                                  1997         1996
Dollars in thousands
Period-end balances
Credit card loans:
 Loans held for securitization                 $            $
                                                   49,663       19,714
 Retained interests in loans securitized          226,798      112,249
 Investors' interests in securitized loans
                                                1,848,360      936,055
Total managed loan portfolio                   $            $
                                                2,124,821    1,068,018


                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
Dollars in thousands                     1997       1996      1997        1996
Average balances
Credit card loans:
 Loans held for securitization        $ 105,373   $44,633   $  71,205  $33,457
 Retained interests in loans            217,331    93,266     217,393   91,721
securitized
 Investors' interests in securitized
loans                                 1,624,967   734,695   1,541,436  615,999
Total managed loan portfolio         $1,947,671 $ 872,594  $1,830,034 $741,177




    Impact of Credit Card Securitizations. The following table provides a summary of the effects of credit card securitizations on selected line items of the Company's income statements for each of the periods presented, as well as selected financial information on both an owned and a managed loan portfolio basis:

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                     1997         1996       1997       1996
Dollars in thousands
Statements of Income (owned
basis)
 Net interest income             $   12,765     $  6,155  $  23,736 $  10,761
 Provision for loan losses            6,429          483     17,483     5,173
 Other operating income              42,661       27,930     88,909    53,296
 Other operating expense             33,194       25,409     66,777    44,422
 Income before income taxes      $   15,803     $  8,193  $  28,385 $  14,462
Adjustments for Securitizations
 Net interest income             $   54,844     $ 24,550  $ 102,296 $  41,590
 Provision for loan losses           60,271       27,023    105,439    37,301
 Other operating income               5,427        2,473      3,143    (4,289)
 Other operating expense
 Income before income taxes      $              $         $         $
Statements of Income (managed
basis)
 Net interest income             $   67,609     $ 30,705  $ 126,032 $  52,351

 Provision for loan losses           66,700       27,506    122,922    42,474

 Other operating income              48,088       30,403     92,052    49,007

 Other operating expense             33,194       25,409     66,777    44,422

 Income before income taxes      $   15,803     $  8,193  $  28,385 $   4,462


Other Data:
Owned Basis
 Average interest-earning assets $  369,301     $149,788  $ 330,430 $ 144,109
 Return on average assets               9.0%        11.0%       9.1%      9.6%
 Return on average equity               25.5%       26.4%      23.8%     23.8%
 Net interest margin (1)                13.9%       16.5%      14.5%     15.0%

Managed Basis
 Average interest-earning assets $1,994,268     $884,483  $1,871,866$ 760,107
 Return on average assets               1.9%         2.2%        1.9%     2.2%
 Return on average equity               25.5%       26.4%       23.8%    23.8%
 Net interest margin (1)                13.6%       14.0%       13.6%    13.9%


(1) Net interest margin is equal to annualized net interest income divided by average interest-earning assets.

    Net Interest Income

    Net interest income consists primarily of interest earned on the Company's credit card loans less interest expense on borrowings to fund the loans. Managed net interest income for the three months ended June 30, 1997, was $67.6 million compared to $30.7 million for the same period in 1996. This increase was primarily due to a $1.1 billion increase in average loans over the comparable period in 1996.

     Managed net interest income was $126.0 million for the six months ended June 30, 1997, compared to $52.4 million for the same period in 1996. This increase was primarily due to a $1.1 billion increase in average loans over the comparable period in 1996.

     The following tables provide an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three and six month periods ended June 30, 1997 and 1996:

Analysis of Average Balances, Interest and Average Yields and Rates

                                                 Three Months Ended June 30,

                                         1997                                1996
                            Average                  Yield/        Average             Yield/
                            Balance      Interest     Rate         Balance   Interest   Rate
Dollars in thousands

Owned Basis
Assets:
Interest-earning assets:
Federal funds sold         $  33,076    $    449      5.4%      $   8,984  $ 118      5.3%
Short-term investments        13,521         168      5.0%          2,904     35      4.8%
Credit card loans            322,704      14,221     17.7%        137,900   6,763    19.7%
Total interest-earning
  assets                   $ 369,301     $14,838     16.1%     $  149,788  $6,916    18.6%

Cash and due from banks       11,210                                3,443
Accrued interest and fees      4,360                                3,124
Other amounts due from
  securitizations                                                   5,763
Other assets                  70,205                               27,812
Allowance for loan losses    (21,535)                              (4,994)
  Total assets             $ 433,541                           $  184,936
Liabilities and Equity:
Interest-bearing
  liabilities:
Interest-bearing deposit   $         $                         $    1,000 $    12     4.8%
Short-term borrowings        122,176       2,073      6.8%         53,549     749     5.6%
  Total                      122,176       2,073      6.8%         54,549     761     5.6%
Other liabilities            158,730                               53,637
Total liabilities            280,906                              108,186
Stockholders' equity         152,635                               76,750
Total liabilities and
  equity                   $ 433,541                           $  184,936
Net interest income and
  interest margin (1)                    $12,765     13.9%                $ 6,155    16.5%
Net interest rate
  spread (2)                                          9.3%                           13.0%

Managed Basis
Credit card loans          $1,947,671    $93,748     19.3%     $  872,594 $42,215    19.5%
Total interest-earning
  assets                   1,994,268      94,365     19.0%        884,483  42,368    19.3%
Total interest-bearing
  liabilities              1,747,143      26,756      6.1%        789,243  11,663     5.9%
Net interest income and
  interest margin (1)                     67,609     13.6%                 30,705    14.0%
Net interest rate
  spread (2)                                         12.9%                           13.4%

(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the funding rate on average interest-bearing liabilities.

                                            Six Months Ended June 30,
                                         1997                             1996

                             Average                 Yield/      Average                 Yield/
                             Balance     Interest     Rate       Balance     Interest    Rate
Dollars in thousands

Owned Basis
Assets:
Interest-earning assets:
Federal funds sold         $  28,286     $   755      5.4%     $   16,410   $   436      5.3%
Short-term investments        13,546         358      5.3%          2,521        64      5.1%
Credit card loans            288,598      26,155     18.3%        125,178    12,119     19.5%
Total interest-earning
  assets                   $ 330,430     $27,268     16.6%     $  144,109   $12,619     17.6%

Cash and due from banks       10,997                                3,197
Accrued interest and fees      3,517                                2,475
Other amounts due from
  securitizations                                                  16,490
Other assets                  63,006                               25,011
Allowance for loan losses    (19,126)                              (5,078)
  Total assets             $ 388,824                           $  186,204
Liabilities and Equity:
Interest-bearing
  liabilities:
Interest-bearing deposit  $      333    $      7      4.5%    $    1,000     $   24      4.8%
Short-term borrowings        102,735       3,525      6.9%         63,351     1,834      5.8%
  Total                      103,068       3,532      6.9%         64,351     1,858      5.8%
Other liabilities            137,776                               46,598
Total liabilities            240,844                              110,949
Stockholders' equity         147,980                               72,255
Total liabilities and
  equity                  $  388,824                          $   186,204
Net interest income and
  interest margin (1)                   $ 23,736     14.5%                  $10,761     15.0%
Net interest rate
  spread (2)                                          9.7%                              11.8%

Managed Basis
Credit card loans         $1,830,034    $174,098     19.2%      $ 741,177   $71,592     19.4%
Total interest-earning
  assets                   1,871,866     175,211     18.9%        760,107    72,092     19.1%
Total interest-bearing
  liabilities              1,644,504      49,179      6.0%        680,350    19,741      5.8%
Net interest income and
  interest margin (1)                    126,032     13.6%                   52,351     13.9%
Net interest rate
  spread (2)                                         12.9%                              13.3%

(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the funding rate on average interest-bearing liabilities.


Other Operating Income

                                          Three Months Ended      Six Months Ended
                                               June 30,                June 30,
                                           1997       1996        1997        1996

Dollars in thousands

Other Operating Income:
Net extended service plan revenues      $  1,332    $  4,439   $  1,621    $  8,615
Net securitization and credit card
  servicing income                        18,294       7,098     44,827      20,536
Credit card fees, interchange and
other credit card income                  10,234       8,954     17,836      12,078
Fee-based product revenues                12,801       7,439     24,625      12,067
  Total                                 $ 42,661    $ 27,930   $ 88,909    $ 53,296

     Other operating income contributes substantially to the Company's results of operations, representing 74% and 77% of owned revenues for the three and six months ended June 30, 1997, respectively. Fee-based product revenues, particularly from debt waiver products, continue to provide an increasing percentage of other operating income. Debt waiver products and other fee-based product revenues are expected to increase with growth in credit card accounts and as the Company continues to offer other fee-based products to its customer base and to customers of certain third-party credit card issuers.

     The following definitions may be helpful when reading the discussion and analysis of other operating income:

     Net extended service plan revenues - Net extended service plan revenues include revenues received from sales of extended service plans, net of a provision for service plan returns. The Company began performing administrative services on January 1, 1997, and retained the claims risk for all extended service plans sold on or after January 1, 1997. As a result, extended service plan revenues are deferred and recognized over the life of the related extended service plan contracts. Prior to January 1, 1997 the Company contracted with a third-party underwriter and claims administrator to service and absorb the risk of loss for most claims and the revenues related to these contract sales were recognized immediately.

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


     Credit card fees, interchange and other credit card income - Credit card fees include annual membership, cash advance, overlimit, past-due, and other credit card fee income derived from on-balance sheet loans. Also included in this amount is interchange income generated from total accounts, which represents fees payable by merchants to the credit card issuer for sales transactions. This amount presently represents approximately 1.4% of all net credit card purchases.

     Fee-based product revenues - Fee-based product revenues presently include revenues from sales of debt waiver protection for unemployment, disability, and death, card registration, third party insurance, and revenues from targeted list programs.

     Other operating income increased $14.7 million and $35.6 million for the three and six months ended June 30, 1997, respectively, over the comparable periods in 1996, primarily due to income generated from the growth in average securitized credit card loans. Additionally, fee-based product revenues increased by $5.4 million and $12.6 million, respectively, because of the Company's marketing efforts to cross-sell other products and services to its customers. Specifically, debt waiver product revenue increased by $5.4 million and $11.7 million, respectively, due to increased receivables on accounts with debt waiver protection and the addition of new credit card customers with debt waiver protection.

     Net extended service plan revenues decreased by $3.1 million and $7.0 million, respectively, for the three and six months ended June 30, 1997 compared to the same periods of 1996. These decreases reflect that on January 1, 1997, the Company assumed responsibility for claims processing and underwriting on contracts sold on or after that date. As a result, all extended service plan revenues and the related expenses have been deferred and will be recognized over the life of the related extended service plan contracts. The extended service plan revenues before accounting deferrals for the second quarter 1997 were up 22% over the second quarter of 1996 due to a 19% increase in contracts sold.

Other Operating Expense

                                       Three Months Ended       Six Months Ended
                                               June 30,                 June 30,
Dollars in thousands                       1997        1996          1997       1996
Other Operating Expense:
Credit card account and other product
  solicitation and marketing expenses   $  8,756    $  8,923     $  16,477  $ 16,461
Employee compensation                      8,184       4,715        16,137     7,723
Data processing services and
  communications                           4,254       2,904         9,265     5,196
Third party servicing expenses             2,769       2,454         5,739     4,613
Warranty and debt waiver underwriting
  and claims servicing expenses            1,172       2,273         2,388     4,061
Credit card fraud losses                     680         730         1,579     1,066
Other                                      7,379       3,410        15,192     5,302
  Total                                 $ 33,194    $ 25,409     $  66,777  $ 44,422

     Total other operating expenses for the three and six months ended June 30, 1997, increased $7.8 million and $22.4 million, respectively, over the comparable periods in 1996, primarily due to increases in employee compensation, data processing services and communications, and other expenses. Employee compensation increased due to staffing needs to support the increase in credit card accounts, fee based products sold and internalization of warranty operations. The increase in data processing services and communications expense was largely due to the increased number of credit card accounts, transaction volumes and loan balances. The increase in other expenses is primarily due to general growth in all three business lines and the costs associated with building an infrastructure to support the growth.

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


Income Taxes

     The Company's provision for income taxes includes both federal and state income taxes. The Company's effective tax rate was 38.5% for the three and six months ended June 30, 1997 and 1996, respectively.

Asset Quality

     The Company's delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of the Company's various credit card account portfolios, the effects of the Company's collection and recovery efforts, and general economic conditions. The average age of the Company's credit card portfolio affects the stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts to minimize net losses. At June 30, 1997, 44% of managed accounts and 31% of managed loans were less than 12 months old. Accordingly, the Company believes that its loan portfolio will experience increased levels of delinquency and loan losses as the average age of the Company's accounts increases.

     This trend is reflected in the increase in the Company's net charge-off ratio. For the quarter ended June 30, 1997, the Company's net charge-off ratio stood at an annualized rate of 9.0%, compared to 8.5% for the quarter ended March 31, 1997 and 5.4% for the quarter ended June 30, 1996. For the six months ended June 30, 1997, the Company's net charge-off ratio stood at an annualized rate of 8.8% compared to 5.5% for the six months ended June 30, 1996. The Company believes, consistent with its statistical models and other credit analyses, that this rate will continue to fluctuate but generally rise over the next year.

     The Company's strategy for managing loan losses to maximize profitability consists of credit line management and risk-based pricing so that an acceptable profit margin is maintained based on the perceived risk of each credit card account. Under this strategy, interest rates are established for each credit card account based on its perceived risk profile. Loan losses are further managed through the offering of credit lines which are generally lower than is currently standard in the industry. Individual accounts and their related credit lines are also continually managed using various marketing, credit and other management processes in order to continue to maximize the profitability of accounts.

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

                                 Managed Loan Delinquency

                        June 30,     % of          June 30,      % of
                           1997     Total           1996        Total
                           Dollars in thousands
Managed loan portfolio  $ 224,821    100%      $1,068,018      100%
Loans delinquent:
   30 to 59 days           41,650   1.96%          14,882     1.39%
   60 to 89 days           27,400   1.29%           7,332     0.69%
   90 or more days         55,794   2.63%          13,750     1.29%
   Total                $ 124,844    5.88%     $   35,964     3.37%

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

                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                  1997          1996     1997        1996
Dollars in thousands
On-balance sheet portfolio:
 Average loans outstanding      $ 322,704   $ 137,900  $ 288,598   $ 125,178
 Net charge-offs                    7,595       1,925     12,927       3,549
 Net charge-offs as a
percentage      of loans              9.4%        5.6%       9.0%        5.7%
outstanding (1)

Managed loan portfolio:
 Average loans outstanding      $1,947,671  $ 872,594  $1,830,034  $ 741,177

 Net charge-offs                    43,684     11,627      79,572     20,388
 Net charge-offs as a
percentage of loans                    9.0%       5.4%        8.8%       5.5%
outstanding (1)

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

     The provision for loan losses on an owned basis for the three and six months ended June 30, 1997, totaled $6.4 million and $17.5 million, respectively. This compares to provisions of $0.5 million and $5.2 million for the three and six months ended June 30, 1996, respectively. The amount and level of the provision for loan losses on an owned basis may vary from period to period, depending on the amount of credit card loans sold and securitized in a particular period. However, the increases for the three and six month periods ended June 30, 1997, as compared to the three and six month periods ended June 30, 1996, are primarily reflective of the overall maturation of the portfolio, the increase in on-balance sheet loans outstanding and the timing of credit card securitizations. The following table presents the change in the Company's allowance for loan losses and other ratios on both an owned and a managed portfolio basis for the periods presented:

                     Analysis of Allowance for Loan Losses

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
Dollars in thousands              1997          1996      1997          1996
(Owned basis)
Balance at beginning of        $ 19,357     $   6,745  $  12,829     $  3,679
period
Allowance related to assets
acquired, net                                                806
Provision for loan losses         6,429           483     17,483        5,173
Loans charged-off                 7,755         1,969     13,205        3,629
Recoveries                          160            44        278           80
Net loans charged-off             7,595         1,925     12,927        3,549
Balance at end of period       $ 18,191     $   5,303  $  18,191     $  5,303

Ending allowance as a percent
of loans                           6.58%         4.02%      6.58%        4.02%



                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,

Dollars in thousands              1997          1996      1997        1996
(Managed basis)
Balance at beginning of        $116,809      $  28,426  $ 95,669   $   22,219
period
Allowance related to assets
 acquired, net                                               806
Provision for loan losses        66,700         27,506   122,922       42,474
Loans charged-off                44,598         11,870    81,280       20,814
Recoveries                          914            243     1,708          426
Net loans charged-off            43,684         11,627    79,572       20,388
Balance at end of period       $139,825      $  44,305  $139,825   $   44,305

Ending allowance as a percent      6.58%          4.15%     6.58%        4.15%
of loans



                            Derivatives Activities

        The Company uses derivative financial instruments for the purpose of managing its exposure to interest rate risks and has mechanisms in place to monitor and control both market and credit risk from these derivatives activities. All derivatives strategies and transactions are managed under a hedging policy approved by the Board of Directors of FCI that details the use of such derivatives and the individuals authorized to execute such transactions. In addition, all derivatives strategies must currently be approved by the Company's senior management.

      Under these policies, the Company has entered into interest rate cap and swap agreements to hedge its economic exposure to fluctuating interest rates associated with the floating and fixed rate certificates issued by the Metris Master Trust. In connection with the issuance of the $512.6 million Metris Master Trust Series 1995-1 variable funding certificates in May 1995, the Company entered into an eight-year agreement capping the certificates' interest rate at 11.2%. Also, in connection with the issuance of additional Series 1995-1 certificates related to the September 1996 amendment of Series 1995-1, the Company entered into additional six and two-thirds year agreements capping the certificates' interest rate at 11.2% with a maximum notional amount of $512.6 million. Additionally, FCI, on behalf of the Company, entered into two interest rate swap agreements in April 1996 to synthetically alter the fixed rate of the Metris Master Trust Series 1996-1 certificates to a floating rate. Total notional amounts of these swap transactions amounted to $605.5 million. In connection with the issuance of the Metris Master Trust Series 1997-1 certificates the Company entered into a five year agreement to synthetically alter the fixed rate of the certificates to a floating rate.
The total notional amount of this swap transaction amounted to $722.5 million. The Company receives the benefits and bears the obligations of these swap transactions, with FCI guaranteeing the Company's performance under the swap agreements. The obligations of the Company and the counterparties under these swap agreements are settled on a monthly basis.



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

            A significant source of funding for the Company has been the securitization of credit card loans. At June 30, 1997, the Company had received cumulative net proceeds of approximately $1.8 billion from sales of credit card loans, of which $9.2 million was deposited in an investor reserve account held by the trustee of Metris Master Trust for the benefit of the Trust's certificateholders. Cash generated from these transactions was used to reduce short-term borrowings and to fund further credit card loan growth.

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

        The Company borrows under the Revolving Credit Facility to fund on-balance sheet loans and for other general business purposes. At June 30, 1997 and December 31, 1996, the Company had outstanding borrowings of $49 million and $50 million, respectively, under the Revolving Credit Facility.

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

      The Federal Reserve Act imposes various legal limitations on the extent to which banks that are members of the Federal Reserve System can finance or otherwise supply funds to certain of their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to the Company or its subsidiaries. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to the Company. Therefore, Direct Merchants Bank's investments in federal funds sold are generally not available for the general liquidity needs of the Company or its subsidiaries. Such restrictions were not material to the operations of the Company at June 30, 1997 and December 31, 1996.

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

                               Capital Adequacy

      Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the Office of the Comptroller of Currency ("OCC") and the Federal Reserve Board, and monitored by the Federal Deposit Insurance Corporation and the OCC. At June 30, 1997 and December 31, 1996, Direct Merchants Bank exceeded the minimum required capital levels and was considered a "well-capitalized" depository institution under regulations of the OCC.

                          Newly Issued Pronouncements

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," ("FAS 129") which codifies existing disclosure requirements regarding capital structure. FAS 129 will be required to be adopted at year-end 1997 and is not expected to have a material impact on the Company's current capital structure disclosures.
In June 1997, the FASB also issued Statement of Financial Accounting
Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("FAS 131") which establishes standards for the way public enterprises report information about operating segments in annual financial statements and interim financial reports. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Company is evaluating the effect adoption of this statement will have on the reporting of its financial information.
                          Forward-Looking Statements


         This quarterly report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. Stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the Company's limited operating history as a stand-alone entity; the Company's ability to obtain third parties to provide extended service plans; the Company's limited experience with respect to originating and servicing credit card accounts, including limited delinquency, default and loss experience; the lack of seasoning of its credit card portfolio, which makes the predictability of delinquency and loss levels more difficult; risks associated with unsecured credit transactions, particularly to moderate income consumers; interest rate risks; dependence on the securitization of the Company's credit card loans to fund operations; general economic conditions affecting consumer income, which may increase consumer bankruptcies, defaults and delinquencies; state and federal laws and regulations, including consumer and debtor protection laws; and the highly competitive industry in which the Company operates. Each of these factors is more fully discussed in Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. Reference to this Cautionary Statement or Exhibit 99 in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of these factors may cause actual results to differ materially from those anticipated in such forward-looking statement or statements.





                          Part II.  Other Information


Item 4. Submissions of Matters to a Vote of Security Holders

        The annual meeting of the shareholders of the Company was held on May 19, 1997. At the meeting, the shareholders elected Theodore Deikel (18,998,770 votes for and 4,390 votes withheld), Ronald N. Zebeck
(18,998,770 votes for and 4,390 votes withheld), Dudley C. Mecum (18,998,570 votes for and 4,590 votes withheld), Michael P. Sherman (18,998,620 votes for and 4,540 votes withheld) and Frank D. Trestman (18,998,620 votes for and 4,540 votes withheld) to one-year terms as directors; approved the Metris Companies Inc. Long-Term Incentive and Stock Option Plan (17,683,338 votes for, 64,875 votes against, 6,920 votes abstaining and 1,248,027 broker non-votes) and approved the Metris Companies Inc. Annual Incentive Bonus
Plan for Designated Corporate Officers (18,901,034 votes for, 64,540 votes against, 5,401 votes abstaining and 32,185 broker non-votes).


Item 6. Exhibits and Reports on Form 8-K


             (a) Exhibits:

                     10.a (v) Series 1997-1 Supplement, dated as of May 8,
             1997

                     11.     Computation of Earnings per Share

                     27.     Financial Data Schedule


             (b) Reports on Form 8-K:

                 None
                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             METRIS COMPANIES INC.






Date:  August 8, 1997              By:
                                   /s/ Robert W. Oberrender
                                   Chief Financial Officer
                                   (Principal Financial Officer)




Date:  August 8, 1997              By:
                                   /s/ Jean C. Benson
                                   Controller
                                   (Principal Accounting Officer)