Form 10-Q
period 1997-09-30
METRIS COMPANIES INC
filed 1997-11-14
CIK 1021061

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________

                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended                                001-12351
September 30, 1997                          Commission File Number

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

                Yes   X                 No _____

As of October 31, 1997, 19,225,000 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding.

                             METRIS COMPANIES INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS




                              September 30, 1997

                                                                 Page

PART I.   FINANCIAL INFORMATION


     Item 1.    Consolidated Financial Statements (unaudited):
                Consolidated Balance Sheets....................     3
                Consolidated Statements of Income..............     4
                Consolidated Statements of Cash Flows..........     5
                Notes to Consolidated Financial Statements.....     6

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.....................................    11


PART II.    OTHER INFORMATION


     Item 6.    Exhibits and Reports on Form 8-K...................27

                Signatures.........................................28
Item 1.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data) (unaudited)

                                                   September 30,    December 31,
                                                       1997            1996
Assets
Cash and due from banks                            $   11,095      $     8,902
Federal funds sold                                     38,286           19,001
Short-term investments                                     84            4,179
  Cash and cash equivalents                            49,465           32,082
Credit card loans:
  Loans held for securitization                        14,696           14,164
  Retained interests in loans securitized             344,821          201,165
     Less: Allowance for loan losses                   23,847           12,829
  Net credit card loans                               335,670          202,500
Premises and equipment, net                            10,678            5,163
Accrued interest and fees receivable                    3,745            2,942
Prepaid expenses and deferred charges                  15,426            4,826
Deferred income taxes                                  62,797           31,528
Customer base intangible                               39,831              888
Other assets                                            8,053            6,687
  Total assets                                     $  525,665      $   286,616
Liabilities
Interest-bearing deposit from affiliate            $               $     1,000
Short-term borrowings                                 153,000           54,163
Accounts payable                                       27,067           15,583
Other payables due to credit card
securitizations, net                                  107,102           36,619
Current income taxes payable to FCI                     7,180            1,460
Deferred income                                        46,930           23,183
Accrued expenses and other liabilities                 18,220           15,890
  Total liabilities                                   359,499          147,898
Stockholders' Equity
Preferred stock, par value $.01 per share;
10,000,000 shares authorized, none issued
or outstanding
Common stock, par value $.01; 100,000,000 shares
authorized, 19,225,000 shares issued and
outstanding                                               192              192
Paid-in capital                                       107,059          107,220
Retained earnings                                      58,915           31,306
  Total stockholders' equity                          166,166          138,718
  Total liabilities and stockholders' equity       $  525,665      $   286,616

         See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data) (unaudited)

                                     Three Months Ended  Nine Months Ended
                                       September 30,       September 30,
                                       1997       1996     1997      1996
Interest Income
Credit card loans                    $ 16,490  $  7,464   $42,645    $ 19,583
Federal funds sold                        515       208     1,270         644
Other                                     210        56       568         120
 Total interest income                 17,215     7,728    44,483      20,347
Interest Expense
Deposit                                              12         7          36
Short-term borrowings                   2,398       953     5,923       2,787
 Total interest expense                 2,398       965     5,930       2,823
Net Interest Income                    14,817     6,763     38,553     17,524
Provision for loan losses              11,106     5,383    28,589      10,556
Net interest income after
 provision for loan losses              3,711     1,380     9,964       6,968
Other Operating Income
Net extended service plan revenues 1,628 5,174 3,249 13,789 Net securitization and credit card
servicing income                       14,706    13,190    59,533      33,726
Credit card fees, interchange
 and other credit card income          10,488     5,184    28,324      17,262
Fee-based product revenues             14,457     8,482    39,082      20,549
                                       41,279    32,030   130,188      85,326
Other Operating Expense
Credit card account and other
product solicitation and marketing      5,942     4,438    22,419      20,898
expenses
Employee compensation                   8,318     6,362    24,455      14,885
Data processing services and
 communications                         3,628     3,435    12,893       8,632
Third-party servicing expenses          2,233     2,087     7,972       6,700
Warranty and debt waiver
underwriting           and claims       1,689     2,781     4,077       6,842
servicing expenses
Credit card fraud losses                1,121       657     2,700       1,723
Other                                   4,925     4,216    20,117       8,718
                                       27,856    23,976    94,633      68,398
Income Before Income Taxes             17,134     9,434    45,519      23,896
Income taxes                            6,597     3,632    17,525       9,200
Net Income                           $ 10,537  $  5,802   $27,994    $ 14,696

Earnings per share:
Primary                              $    .52  $    .35   $  1.38    $    .89
Fully diluted                        $    .52  $    .35   $  1.38    $    .89

Weighted average common and common
equivalent shares - fully diluted      20,308    16,514    20,323      16,514

         See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                      1997           1996
Operating Activities:
Net Income                                       $    27,994     $    14,696
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                           28,589          10,556
  Depreciation and amortization                        8,572           5,260
  Net amortization of gain on securitization
     of credit card loans                             (1,927)          2,803
  Changes in operating assets and liabilities:
     Accrued interest and fees receivable               (803)            523
     Prepaid expenses and deferred charges           (15,966)         (3,686)
     Deferred income taxes                           (31,269)        (14,886)
     Accounts payable and accrued expenses            13,813           1,615
     Other payables due to credit card
       securitizations, net                           71,298          53,967
     Current income taxes payable to FCI               5,720          (2,887)
     Deferred income                                  23,747           4,970
     Other                                            (5,647)         (2,531)
Net cash provided by operating activities        $   124,751     $    70,400

Investing Activities:
Proceeds from sales of loans                         923,750         674,055
Net loans originated or collected                   (755,512)       (738,764)
Credit card portfolio acquisition                   (366,587)
Additions to premise and equipment                    (6,470)         (2,669)
Net cash used in investing activities            $  (204,819)    $   (67,378)

Financing Activities:
Decrease in interest-bearing deposit                  (1,000)
Net increase (decrease) in short-term borrowings      98,836         (10,097)
Cash dividends paid                                     (385)
Net cash provided by (used in) financing         $    97,451     $   (10,097)
activities

Net increase (decrease) in cash and cash              17,383          (7,075)
equivalents
Cash and cash equivalents at beginning of period      32,082          34,743
Cash and cash equivalents at end of period       $    49,465     $    27,668



         See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries (collectively, "the Company").
The Company is an information-based direct marketer of consumer credit products, fee-based products and services, and extended service plans to moderate-income consumers. The Company's business is conducted through Metris Direct, Inc., Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"), Metris Funding Co. ("MFC") and Metris Receivables, Inc. ("MRI"), each a wholly-owned subsidiary of MCI.

     Prior to September 1996, the Company operated as a division of Fingerhut Companies, Inc. ("FCI"). During September 1996, FCI reorganized the business through the formation of MCI. The stock of Metris Direct, Inc., Direct Merchants Bank, and MRI, in addition to the assets, liabilities and equity of certain portions of the retail extended service plan business, were contributed to the Company from FCI and its subsidiaries. In October 1996, the Company completed an initial public offering of its common stock.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Consolidated Statements of Cash Flow

     Cash paid for interest during the nine months ended September 30, 1997 and 1996, was $5.8 million and $2.8 million, respectively. Cash paid for income taxes for the same periods was $43.1 million and $31.0 million, respectively.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share." This Statement is effective for financial statements issued for periods ending after December 15, 1997 and supersedes APB Opinion No. 15, "Earnings Per Share." The Statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires companies to restate prior-period EPS for all periods in which an income statement is presented. Under FAS 128, basic and diluted earnings per share for the three and nine months ended September 30 were:

                             Three Months Ended          Nine Months Ended
                                September 30,              September 30,
                              1997         1996         1997          1996
(in thousands)
Income available to
 common stockholders      $   10,537    $    5,802   $    27,994  $   14,696
Weighted average common
 shares outstanding           19,225        15,967        19,225      15,967
Adjustments for dilutive
 securities:
Assumed exercise of
 outstanding stock             1,074           541           999         519
options
Diluted common shares         20,299        16,508        20,224      16,486

Earnings per share:
     Basic                $     0.55    $     0.36   $      1.46  $     0.92
     Diluted              $     0.52    $     0.35   $     1.38   $     0.89



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

Customer Base Intangible

     The customer base intangible represents the excess of amounts paid for portfolio acquisitions over the related credit card loan balances net of reserves and discounts. The intangible assets are amortized over the estimated periods of benefit, generally 5 to 7 years, in proportion to the expected benefits to be recognized.

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

NOTE 3 - CREDIT CARD SECURITIZATIONS

     The Company securitizes and sells a portion of its credit card loans to both public and private investors through the Metris Master Trust (the "Trust")and a third party multi-seller conduit (the "Conduit"). The Company retains participating interests in the credit card loans (under "Retained interests in loans securitized" on the consolidated balance sheets. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales for financial reporting purposes and the associated loans are not reflected on the consolidated balance sheets. The Company has receivables from and payables to the Trust and Conduit as a result of securitizations, including amounts deposited in an investor reserve account held by the trustee for the benefit of the Trust's certificateholders, the excess servicing asset, which represents the net gain recorded at any point in time for loans sold under the asset securitizations, net of recourse reserves for securitized loans and normal and excess servicing fee receivables.


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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is as follows:

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                  1997        1996        1997        1996
(in thousands)
Balance at beginning of        $ 18,191    $  5,303    $ 12,829    $  3,679
period
Allowance related to assets
  acquired, net                   2,009                   2,815
Provision for loan losses        11,106       5,383      28,589      10,556
Loans charged-off                 7,629       2,188      20,834       5,816
Recoveries                          170          42        448          121
Net loans charged-off             7,459       2,146     20,386        5,695
Balance at end of period       $ 23,847    $  8,540    $23,847     $  8,540


NOTE 5 - SHORT TERM BORROWINGS

     The Company borrows under a $300 million, five-year Revolving Credit Facility for the Company (the "Revolving Credit Facility"), guaranteed by FCI to fund on-balance sheet loans and for other general business purposes. At September 30, 1997 and December 31, 1996, the Company had outstanding borrowings of $153 million and $50 million, respectively, under the Revolving Credit Facility. The interest rates on the Revolving Credit Facility borrowings at September 30, 1997 and December 31, 1996 were 8.5% and 5.9%, respectively. The Company had outstanding borrowings from FCI of $4.2 million at a weighted average interest rate of 7.1% at December 31, 1996.


NOTE 6 - PORTFOLIO ACQUISITIONS

     In September 1997, the Company acquired a $317 million credit card portfolio from Key Bank USA, National Association. These credit card receivables were securitized and sold to investors through a third party multi-seller conduit. The Company retains an interest in the receivables which is financed by borrowings under the Revolving Credit Facility.

     In October 1997, the Company acquired a $405 million credit card portfolio from Mercantile Bank National Association. This portfolio was also securitized and sold through the same third party multi-seller conduit. The Company retains an interest in the receivables which is financed by borrowings under the Revolving Credit Facility.

NOTE 7 - SUBSEQUENT EVENTS

     On October 29, 1997, the Company declared a cash dividend in the amount of $.01 per share, aggregating approximately $.2 million, payable on November 26, 1997, to shareholders of record as of the close of business on November 12, 1997.

     On November 7, 1997, the Company privately issued and sold $100 million of its 10% Senior Notes due 2004 pursuant to an exemption under the Securities Act of 1933, as amended. The net proceeds of $97 million were used to pay down borrowings under the Revolving Credit Facility.

     ITEM 2.

                    METRIS COMPANIES INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    The following discussion and analysis provides information that management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. and its subsidiaries (the "Company"). This discussion should be read in conjunction with the consolidated financial statements and the related notes thereto.

General

     The Company is an information-based direct marketer and provider of consumer credit products, fee-based products and services and extended service plans to moderate-income consumers.

    Consumer Credit Products

     The Company's consumer credit products are primarily unsecured credit cards, including the Fingerhut co-branded MasterCard(R), the Bally Total Fitness co-branded MasterCard, and the Direct Merchants Bank MasterCard and Visa(R). The primary factors affecting the profitability of consumer credit products are credit card account and loan growth, interest spreads on loans, credit card usage, credit quality (delinquencies and charge-offs), the level of solicitation and marketing expenses, fraud losses, servicing and other administrative costs. The Company generates interest and other income through finance charges assessed on outstanding credit card loans, credit card fees (including annual membership, cash advance, overlimit, past-due, and other credit card fee income) and interchange income. The Company's primary related expenses are the costs of funding its loans, provisions for loan losses and operating expenses including employee compensation, account solicitation and marketing expenses, and data processing and servicing expenses.

    Fee-Based Products and Services

     The Company markets its fee-based products and services, including debt waiver programs, card registration, third party insurance, and third party membership clubs, to its credit card customers, third party partners and Fingerhut Corporation ("Fingerhut") customers. Profitability for fee-based products and services is affected by the response rates to product solicitation efforts, the targeted solicitation plans, the commission rates received from or paid to the Company's product partners, claims rates and claims servicing costs for certain programs, and other operating expenses.

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

Results of Operations

     Net income for the three months ended September 30, 1997, was $10.5 million, or $.52 per share, up 82% from $5.8 million, or $.35 per share for the third quarter of 1996. The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses.
These increases are largely attributable to the growth in average managed loans to $2.3 billion for the third quarter 1997 from $1.2 billion for the third quarter 1996, an increase of 92%.

     Net income for the nine months ended September 30, 1997, was $28.0 million, or $1.38 per share, up 90% from $14.7 million, or $.89 per share for the first nine months of 1996. The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses.
These increases are largely attributable to the growth in average managed loans to $2.0 billion for the nine months ended September 30, 1997 from $890 million for the same period in 1996, an increase of 122%.


Managed Loan Portfolio and the Impact of Credit Card Securitizations

    Securitization

     Securitizations of credit card loans have been and are expected to be a major source of funding for the Company. The effect of securitization on the Company's consolidated financial statements is to remove credit card loans sold with limited recourse from the consolidated balance sheet and record a gain on sale for the difference between the carrying value of the loans sold and the sales proceeds.

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

                                                    September 30,
                                                  1997         1996
Dollars in thousands
Period-end balances
Credit card loans:
 Loans held for securitization                 $   14,696  $     4,193
 Retained interests in loans securitized          344,821      149,884
 Investors' interests in securitized loans      2,324,360    1,122,610
Total managed loan portfolio                   $2,683,877  $ 1,276,687

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
Dollars in thousands                    1997        1996       1997       1996
Average balances
Credit card loans:
 Loans held for securitization        $    92,206   $   17,613 $   78,282  $ 28,137
   Retained interests in loans
    securitized                           248,676      132,092    227,935   105,276
 Investors' interests in securitized
   loans                                1,934,034    1,034,907  1,673,740   756,654
Total managed loan portfolio          $ 2,274,916   $1,184,612 $1,979,957  $890,067


    Impact of Credit Card Securitizations. The following table provides a summary of the effects of credit card securitizations on selected line items of the Company's income statements for each of the periods presented, as well as selected financial information on both an owned and a managed loan portfolio basis:

                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                     1997         1996        1997        1996
Dollars in thousands
Statements of Income (owned
basis)
 Net interest income             $ 14,817       $  6,763   $ 38,553    $17,524
 Provision for loan losses          11,106         5,383     28,589     10,556
 Other operating income             41,279        32,030    130,188     85,326
 Other operating expense            27,856        23,976     94,633     68,398
 Income before income taxes      $  17,134      $  9,434   $ 45,519   $ 23,896
Adjustments for Securitizations
 Net interest income             $  63,989      $ 36,826   $166,285   $ 78,416
 Provision for loan losses          76,891        37,957    182,330     75,258
 Other operating income             12,902         1,131     16,045     (3,158)
 Other operating expense
 Income before income taxes      $             $          $          $
Statements of Income (managed
basis)
 Net interest income             $  78,806     $  43,589  $ 204,838   $ 95,940
 Provision for loan losses          87,997        43,340    210,919     85,814
 Other operating income             54,181        33,161    146,233     82,168
 Other operating expense            27,856        23,976     94,633     68,398
 Income before income taxes      $  17,134     $   9,434  $  45,519   $ 23,896

Other Data:
Owned Basis
 Average interest-earning assets $ 394,395     $ 169,817  $ 352,068   $152,760
 Return on average assets              8.6%         11.5%       8.9%      10.3%
 Return on average equity              25.8%        27.1%      24.5%      25.0%
 Net interest margin (1)               14.9%        15.8%      14.6%      15.3%
Managed Basis
 Average interest-earning assets $2,328,429    $1,204,723  $2,025,808 $909,414
 Return on average assets               1.8%          1.9%        1.8%     2.1%
 Return on average equity             25.8%          27.1%       24.5%    25.0%
 Net interest margin (1)              13.4%          14.4%       13.5%    14.1%

(1) Net interest margin is equal to annualized net interest income divided by average interest-earning assets.

    Net Interest Income

    Net interest income consists primarily of interest earned on the Company's credit card loans less interest expense on borrowings to fund the loans. Managed net interest income for the three months ended September 30, 1997, was $78.8 million compared to $43.6 million for the same period in 1996. This increase was primarily due to a $1.1 billion increase in average loans over the comparable period in 1996.

     Managed net interest income was $204.8 million for the nine months ended September 30, 1997, compared to $95.9 million for the same period in 1996. This increase was primarily due to a $1.1 billion increase in average loans over the comparable period in 1996.

     The following tables provide an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three and nine month periods ended September 30, 1997 and 1996:

Analysis of Average Balances, Interest and Average Yields and Rates

                                             Three Months Ended September 30,
                                         1997                             1996
                            Average                  Yield/     Average                Yield/
                            Balance      Interest     Rate      Balance    Interest    Rate
Dollars in thousands

Owned Basis
Assets:
Interest-earning assets:
Federal funds sold        $   37,191    $    515      5.5%     $   15,720 $    208       5.3%
Short-term investments        16,322         210      5.1%          4,392       56       5.1%
Credit card loans            340,882      16,490     19.2%        149,705    7,464      19.8%
Total interest-earning
  assets                  $  394,395    $ 17,215     17.3%     $  169,817 $  7,728      18.1%

Cash and due from banks       16,255                                8,632
Accrued interest and fees      4,126                                1,905
Other amounts due from
  securitizations                                                     580
Other assets                  97,185                               27,047
Allowance for loan losses    (23,656)                              (7,478)
  Total assets            $  488,305                           $  200,503
Liabilities and Equity:
Interest-bearing
  liabilities:
Interest-bearing deposit  $             $                      $    1,000 $     12       4.8%
Short-term borrowings        125,087       2,398      7.6%         53,175      953       7.1%
  Total                      125,087       2,398      7.6%         54,175      965       7.1%
Other liabilities            200,934                               61,242
Total liabilities            326,021                              115,417
Stockholders' equity         162,284                               85,086
Total liabilities and
  equity                  $  488,305                           $  200,503
Net interest income and
  interest margin (1)                   $ 14,817     14.9%                 $ 6,763      15.8%
Net interest rate
  spread (2)                                          9.7%                              11.0%

Managed Basis
Credit card loans         $2,274,916    $110,039     19.2%     $1,184,612  $58,986      19.8%
Total interest-earning
  assets                   2,328,429     110,764     18.9%      1,204,724   59,250      19.6%
Total interest-bearing
  liabilities              2,059,121      31,958     6.2%       1,092,240   15,661       5.7%
Net interest income and
  interest margin (1)                     78,806    13.4%                   43,589      14.4%
Net interest rate
  spread (2)                                         12.7%                              13.9%

(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the funding rate on average interest-bearing liabilities.

                                           Nine Months Ended September 30,
                                         1997                              1996
                             Average                 Yield/      Average              Yield/
                             Balance     Interest     Rate       Balance  Interest    Rate
Dollars in thousands

Owned Basis
Assets:
Interest-earning assets:
Federal funds sold         $  31,287     $ 1,270      5.4%     $   16,178 $    644     5.3%
Short-term investments        14,564         568      5.2%          3,169      120     5.1%
Credit card loans            306,217      42,645     18.6%        133,413   19,583    19.6%
Total interest-earning
  assets                   $ 352,068     $44,483     16.9%     $  152,760 $ 20,347    17.8%

Cash and due from banks       12,750                                5,009
Accrued interest and fees      3,720                                2,285
Other amounts due from
  securitizations                                                  11,187
Other assets                  74,399                               24,408
Allowance for loan losses    (20,636)                              (5,878)
  Total assets             $ 422,301                           $  189,771
Liabilities and Equity:
Interest-bearing
  liabilities:
Interest-bearing deposit  $      222    $      7      4.4%     $    1,000 $     36     4.8%
Short-term borrowings        110,268       5,923      7.2%         60,052    2,787     6.2%
  Total                      110,490       5,930      7.2%         61,052    2,823     6.2%
Other liabilities            159,063                               50,198
Total liabilities            269,553                              111,250
Stockholders' equity         152,748                               78,521
Total liabilities and
  equity                   $ 422,301                           $  189,771
Net interest income and
  interest margin (1)                   $ 38,553     14.6%                $ 17,524    15.3%
Net interest rate
  spread (2)                                          9.7%                           11.6%

Managed Basis
Credit card loans         $1,979,957    $284,138     19.2%     $  890,067 $130,579    19.6%
Total interest-earning
  assets                   2,025,808     285,976     18.9%        909,414  131,343    19.3%
Total interest-bearing
  liabilities              1,784,230      81,137      6.1%        818,759   35,403     5.8%
Net interest income and
  interest margin (1)                    204,839     13.5%                  95,940    14.1%
  Net interest rate
  spread (2)                                         12.8%                            13.5%

(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the funding rate on average interest-bearing liabilities.


Other Operating Income

     Other operating income contributes substantially to the Company's results of operations, representing 71% and 75% of owned revenues for the three and nine months ended September 30, 1997, respectively. Fee-based product revenues, particularly from debt waiver products, continue to provide an increasing percentage of other operating income. Debt waiver products and other fee-based product revenues are expected to increase with growth in credit card accounts and as the Company continues to offer other fee-based products to its customer base and to customers of other third-party credit card issuers. The following table presents other operating income on an owned basis:

                                          Three Months Ended      Nine Months Ended
                                            September 30,          September 30,
                                           1997       1996         1997       1996

Dollars in thousands

Other Operating Income:
Net extended service plan revenues      $ 1,628     $  5,174    $ 3,249    $ 13,789
Net securitization and credit card
  servicing income                       14,706       13,190     59,533      33,726
  Credit card fees, interchange and
  other credit card income               10,488        5,184     28,324      17,262
Fee-based product revenues               14,457        8,482     39,082      20,549
  Total                                 $41,279     $ 32,030   $130,188    $ 85,326

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

     Net securitization and credit card servicing income - Due to the securitization of credit card loans, activity from securitized account balances normally reported as net interest income, fee income, and provision for loan losses is reported in net securitization and credit card servicing income. Net securitization income is the excess of interest and fee income earned over the related securitization expenses, including interest payments, provision for loan losses, servicing costs and transaction expenses related to securitized loans. Credit card servicing income is also included in this amount and represents fees paid to the Company from the trust for servicing the securitized loans. Such fees generally approximate 2% of average securitized loans on an annualized basis.


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

     Other operating income increased $9.2 million and $44.9 million for the three and nine months ended September 30, 1997, respectively, over the comparable periods in 1996, primarily due to income generated from the growth in average securitized credit card loans. Additionally, fee-based product revenues increased by $6.0 million and $18.5 million, respectively, because of the Company's marketing efforts to cross-sell other products and services to its customers. Specifically, debt waiver product revenue increased by $4.9 million and $16.5 million, respectively, due to increased receivables on accounts with debt waiver protection and the addition of new credit card customers with debt waiver protection. The Company added 273,000 and 587,000 new credit card accounts in the three and nine month periods ended September 30, 1997, respectively. In addition, interchange revenue increased over the prior-year periods due to credit card charge volume increasing to $611 million and $1.7 billion for the three and nine months ended September 30, 1997, compared to $403 million and $1.2 billion for the same periods in 1996, respectively.

     Net extended service plan revenues decreased by $3.5 million and $10.5 million, respectively, for the three and nine months ended September 30, 1997 compared to the same periods of 1996. These decreases reflect that on January 1, 1997, the Company assumed responsibility for claims processing and underwriting on contracts sold on or after that date. As a result, all extended service plan revenues and the related expenses have been deferred and will be recognized over the life of the related extended service plan contracts. The extended service plan revenues before accounting deferrals for the third quarter 1997 were down 4% compared to the third quarter of 1996 due to an 11% decrease in contracts sold.

Other Operating Expense

     Total other operating expenses for the three and nine months ended September 30, 1997, increased $3.9 million and $26.2 million, respectively, over the comparable periods in 1996, primarily due to increases in employee compensation, data processing services and communications, and other expenses. Employee compensation increased due to staffing needs to support the increase in credit card accounts, fee based products sold and internalization of warranty operations. The increase in data processing services and communications expense was largely due to the increased number of credit card accounts, transaction volumes and loan balances. The increase in other expenses is primarily due to general growth in all three business lines and the costs associated with building an infrastructure to support the growth. The following table presents other operating expense:

                                       Three Months Ended       Nine Months Ended
                                          September 30,            September 30,
Dollars in thousands                       1997        1996          1997      1996
Other Operating Expense:
Credit card account and other product
  solicitation and marketing expenses   $ 5,942     $  4,438     $ 22,419   $ 20,898
Employee compensation                     8,318        6,362       24,455     14,885
Data processing services and
  communications                          3,628        3,435       12,893      8,632
Third party servicing expenses            2,233        2,087        7,972      6,700
Warranty and debt waiver underwriting
  and claims servicing expenses           1,689        2,781        4,077      6,842
Credit card fraud losses                  1,121          657        2,700      1,723
Other                                     4,925        4,216       20,117      8,718
  Total                                 $27,856     $ 23,976     $ 94,633   $ 68,398

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

Income Taxes

     The Company's provision for income taxes includes both federal and state income taxes. The Company's effective tax rate was 38.5% for the three and nine months ended September 30, 1997 and 1996, respectively.

Asset Quality

     The Company's delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of the Company's various credit card account portfolios, the effects of the Company's collection and recovery efforts, and general economic conditions. The average age of the Company's credit card portfolio affects the stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts to minimize net losses. At September 30, 1997, 43.3% of managed accounts and 34.5% of managed loans were less than 12 months old, excluding the KeyCorp acquisition. Accordingly, the Company believes that its loan portfolio will experience increasing or fluctuating levels of delinquency and loan losses as the average age of the Company's accounts increases.

     This trend is reflected in the change in the Company's net charge-off ratio. For the quarter ended September 30, 1997, the Company's net charge-off ratio stood at an annualized rate of 8.7%, compared to 9.0% for the quarter ended June 30, 1997 and 5.7% for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, the Company's net charge-off ratio stood at an annualized rate of 8.7% compared to 5.6% for the nine months ended September 30, 1996. Although the net charge-off ratio declined from the prior quarter, the Company believes, consistent with its statistical models and other credit analyses, that this rate will continue to fluctuate but generally rise over the next year.

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

                                 Managed Loan Delinquency

                       September 30,     % of      September 30,    % of
                          1997          Total         1996          Total
Dollars in thousands
Managed loan portfolio  $2,683,877        100%      $1,276,687       100%
Loans delinquent
  30 to 59 days             59,334        2.2%          26,800       2.1%
  60 to 89 days             38,419        1.5%          15,782       1.3%
  90 or more days           72,807        2.7%          23,195       1.8%
    Total               $  170,560        6.4%      $   65,777       5.2%

The above numbers reflect continued seasoning of the Company's managed loan portfolio. The Company continues to focus its resources on its collection efforts to minimize the negative impact to net loan losses that results from increased delinquency levels. In addition, the acquisition of KeyCorp credit card loans reduced the September 30, 1997 delinquency rate by 0.5%.

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

                                 Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                                  1997          1996      1997         1996
Dollars in thousands
On-balance sheet portfolio:
 Average loans outstanding    $ 340,882    $  149,705  $  306,217   $  133,413
 Net charge-offs                  7,459         2,146      20,386        5,695
 Net charge-offs as a
  percentage of loans
  outstanding (1)                   8.7%          5.7%        8.9%         5.7%

Managed loan portfolio:
 Average loans outstanding    $2,274,916   $1,184,612  $1,979,957   $  891,067
 Net charge-offs                  49,751       17,010     129,323       37,398
 Net charge-offs as a
percentage of loans
outstanding (1)                      8.7%         5.7%        8.7          5.6%

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

     The provision for loan losses on an owned basis for the three and nine months ended September 30, 1997, totaled $11.1 million and $28.6 million, respectively. This compares to provisions of $5.4 million and $10.6 million for the three and nine months ended September 30, 1996, respectively. The amount and level of the provision for loan losses on an owned basis may vary from period to period, depending on the amount of credit card loans sold and securitized in a particular period. However, the increases for the three and nine month periods ended September 30, 1997, as compared to the three and nine month periods ended September 30, 1996, are primarily reflective of the overall maturation of the portfolio, the increase in on-balance sheet loans outstanding and the timing of credit card securitizations. The following table presents the change in the Company's allowance for loan losses and other ratios on both an owned and a managed portfolio basis for the periods presented:


                     Analysis of Allowance for Loan Losses

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
Dollars in thousands              1997          1996      1997        1996
(Owned basis)
Balance at beginning of        $ 18,191      $  5,303  $  12,829     $  3,679
period
Allowance related to assets
acquired, net                     2,009                    2,815
Provision for loan losses        11,106         5,383     28,589       10,556
Loans charged-off                 7,629         2,188     20,834        5,816
Recoveries                          170            42        448          121
Net loans charged-off             7,459         2,146     20,386        5,695
Balance at end of period       $ 23,847      $  8,540  $  23,847     $  8,540

Ending allowance as a percent
of loans                            6.6%          5.5%       6.6%         5.5%


                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
Dollars in thousands              1997          1996      1997        1996
(Managed basis)
Balance at beginning of        $139,825      $ 44,305  $  95,669     $ 22,219
period
Allowance related to assets
 acquired, net                   12,555                   13,361
Provision for loan losses        87,997        43,340    210,919       85,814
Loans charged-off                50,880        17,336    132,160       38,150
Recoveries                        1,129           326      2,837          752
Net loans charged-off            49,751        17,010   1 29,323       37,398
Balance at end of period       $190,626      $ 70,635  $ 190,626      $70,635

Ending allowance as a percent
of loans                            7.1%          5.5%       7.1%         5.5%


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

      Under these policies, the Company has entered into interest rate cap and swap agreements to hedge its economic exposure to fluctuating interest rates associated with the floating and fixed rate certificates issued by the Metris Master Trust. In connection with the issuance of the $512.6 million Metris Master Trust Series 1995-1 variable funding certificates in May 1995, the Company entered into an eight-year agreement capping the certificates' interest rate at 11.2%. Also, in connection with the issuance of additional Series 1995-1 certificates related to the September 1996 amendment of Series 1995-1, the Company entered into additional six and two-thirds year agreements capping the certificates' interest rate at 11.2% with a maximum notional amount of $512.6 million. Additionally, FCI, on behalf of the Company, entered into two interest rate swap agreements in April 1996 to synthetically alter the fixed rate of the Metris Master Trust Series 1996-1 certificates to a floating rate. Total notional amounts of these swap transactions amounted to $605.5 million. In connection with the issuance of the Metris Master Trust Series 1997-1 certificates the Company entered into a five year agreement to synthetically alter the fixed rate of the certificates to a floating rate.
The total notional amount of this swap transaction amounted to $722.5 million. The Company receives the benefits and bears the obligations of these swap transactions, with FCI guaranteeing the Company's performance under the swap agreements. The obligations of the Company and the counterparties under these swap agreements are settled on a monthly basis. In the event that Spin Off discussed below is consummated, FCI would no longer guarantee the Company's swap agreements, and no assurance can be given as to the terms upon which the Company could maintain these swap agreements on a stand-alone basis.



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

            A significant source of funding for the Company has been the securitization of credit card loans through the Metris Master Trust and a third party multi-seller conduit. At September 30, 1997, the Company had received cumulative net proceeds of approximately $2.3 billion from sales of credit card loans, of which $14.7 million was deposited in an investor reserve account held by the trustee of the Metris Master Trust for the benefit of the Trust's certificateholders. Cash generated from these transactions was used to reduce short-term borrowings and to fund further credit card loan growth.

         On October 9, 1997, FCI announced that its board of directors had approved the filing of an application with the Internal Revenue Service (IRS) for a ruling on a tax free distribution of FCI's stock of the Company ("Spin Off"). FCI filed the ruling request with the IRS on October 23, 1997. The proposed Spin Off of the Company would be subject to receipt of a favorable ruling from the IRS, to approval by Fingerhut's board of directors, and to market conditions. If approved, the Spin Off would be expected to be completed during 1998. The Spin Off may impact the means by which the Company has obtained its funding as discussed below.

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

        The Company borrows under the Revolving Credit Facility to fund on-balance sheet loans and for other general business purposes. At September 30, 1997 and December 31, 1996, the Company had outstanding borrowings of $153 million and $50 million, respectively, under the Revolving Credit Facility.

         The Revolving Credit Facility is guaranteed by FCI and is further supported by the pledge of the stock of certain subsidiaries of the Company and certain accounts receivable and interests held therein by the Company. The Revolving Credit Facility contains certain financial covenants standard for revolving credit facilities of this type, including minimum net worth, minimum equity to managed assets ratio, maximum leverage and a limitation on indebtedness. In addition, the FCI guarantee includes certain covenants including interest coverage, leverage and minimum net worth for FCI. In the event the Spin Off is consummated the Company would be required to negotiate with its lenders to refinance the Revolving Credit Facility. While the Company believes that it will be able to obtain stand-alone financing, no assurance can be given that it will be able to do so on terms as favorable as the Revolving Credit Facility. Any such stand-alone financing is expected to result in higher funding costs than currently available under the Revolving Credit Facility.

      In November 1997, the Company privately issued and sold $100 million of its 10% Senior Notes due 2004 pursuant to an exemption under the Securities Act of 1933, as amended. The net proceeds were used to reduce borrowings under the Revolving Credit Facility.

      The Federal Reserve Act imposes various legal limitations on the extent to which banks that are members of the Federal Reserve System can finance or otherwise supply funds to certain of their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to the Company or its subsidiaries. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to the Company. Therefore, Direct Merchants Bank's investments in federal funds sold are generally not available for the general liquidity needs of the Company or its subsidiaries. Such restrictions were not material to the operations of the Company at September 30, 1997 and December 31, 1996.

     As the portfolio of credit card loans grows, or as the Trust certificates amortize or are otherwise paid, the Company's funding needs will increase accordingly. The Company believes that its asset securitization programs, together with the Revolving Credit Facility and other sources of capital, will provide adequate liquidity to the Company for meeting its anticipated cash needs, although no assurance can be given to that effect.

                               Capital Adequacy

      Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the Office of the Comptroller of Currency ("OCC") and the Federal Reserve Board, and monitored by the Federal Deposit Insurance Corporation and the OCC. At September 30, 1997 and December 31, 1996, Direct Merchants Bank exceeded the minimum required capital levels and was considered a "well-capitalized" depository institution under regulations of the OCC.

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





                          Part II.  Other Information



Item 6. Exhibits and Reports on Form 8-K


        (a)     Exhibits:

        10.a        Amendment No. 2 dated as of September
                    30, 1997 to the Pooling and Servicing Agreement (incorporated by reference to Exhibit 4(d) to Registration Statement No. 333-36503)

        10.b        Amendment No. 1 dated as of September 30,
                    1997 to the Receivables Purchase Agreement
                    (incorporated by reference to Exhibit 4(j) to Registration Statement No. 333-36503)

        10.c        Transfer and Administration Agreement
                    dated as of October 23, 1997 among Kitty Hawk Funding Corporation, Metris Funding Co., as transferor, Direct Merchants Credit Card Bank, National Association, as collection agent, and NationsBank, N.A., as Agent and Bank Investor.

        10.d        Transfer and Administration Agreement
                    dated as of September 30, 1997 among Kitty Hawk Funding Corporation, Metris Funding Co., as transferor, Direct Merchants Credit Card Bank, National Association, as collection agent, and NationsBank, N.A., as Agent and Bank Investor (This document is being omitted from filing pursuant to Instruction 2 to Item 601 of Regulation S-K).

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