Form 10-Q/A
period 1997-09-30
METRIS COMPANIES INC
filed 1997-11-18
CIK 1021061

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


The purpose of this Amendment No. 1 to Form 10-Q, filed by Metris Companies Inc. on November 18, 1997, is to amend the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997, to amend the "Other payables due to credit card securitizations, net", which should read $71,928 versus $71,298 as reported in the original filing.


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

         See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                      1997           1996
Operating Activities:
Net Income                                       $    27,994     $    14,696
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                           28,589          10,556
  Depreciation and amortization                        8,572           5,260
  Net amortization of gain on securitization
     of credit card loans                             (1,927)          2,803
  Changes in operating assets and liabilities:
     Accrued interest and fees receivable               (803)            523
     Prepaid expenses and deferred charges           (15,966)         (3,686)
     Deferred income taxes                           (31,269)        (14,886)
     Accounts payable and accrued expenses            13,813           1,615
     Other payables due to credit card
       securitizations, net                           71,928          53,967
     Current income taxes payable to FCI               5,720          (2,887)
     Deferred income                                  23,747           4,970
     Other                                            (5,647)         (2,531)
Net cash provided by operating activities        $   124,751     $    70,400

Investing Activities:
Proceeds from sales of loans                         923,750         674,055
Net loans originated or collected                   (755,512)       (738,764)
Credit card portfolio acquisition                   (366,587)
Additions to premise and equipment                    (6,470)         (2,669)
Net cash used in investing activities            $  (204,819)    $   (67,378)

Financing Activities:
Decrease in interest-bearing deposit                  (1,000)
Net increase (decrease) in short-term borrowings      98,836         (10,097)
Cash dividends paid                                     (385)
Net cash provided by (used in) financing         $    97,451     $   (10,097)
activities

Net increase (decrease) in cash and cash              17,383          (7,075)
equivalents
Cash and cash equivalents at beginning of period      32,082          34,743
Cash and cash equivalents at end of period       $    49,465     $    27,668



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

        11.         Computation of Earnings per Share

        27.         Financial Data Schedule


        (b)     Reports on Form 8-K:

                None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



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