Form 10-K
period 1997-12-31
METRIS COMPANIES INC
filed 1998-03-31
CIK 1021061

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------
                             ---------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended                              001-12351
              December 31, 1997                           COMMISSION FILE NUMBER

                            ------------------------
                            ------------------------

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

                          Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 27, 1998, 19,225,000 shares of the Registrant's Common Stock were outstanding and the aggregate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $144,680,985, based upon the closing price on The Nasdaq Stock Market-SM- on February 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference in Parts II and IV.

Certain portions of the Proxy Statement for the Annual Meeting of Shareholders of Metris Companies Inc. to be held on May 12, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, are incorporated by reference in Part III.

                               TABLE OF CONTENTS

PART I

                                                                                                                PAGE
                                                                                                                -----
Item 1. Business...........................................................................................           2

Item 2. Properties.........................................................................................          17

Item 3. Legal Proceedings..................................................................................          17

Item 4. Submission of Matters to a Vote of Security Holders................................................          17

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters..............................          17

Item 6. Selected Financial Data............................................................................          17

Item 7. Management's Discussion and Analysis of Financial
       Condition and Results of Operations.................................................................          17

Item 7A. Quantitative and Qualitative Disclosures About Market Risk........................................          17

Item 8. Financial Statements and Supplementary Data........................................................          18

Item 9. Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure.................................................................          50

PART III

Item 10. Directors and Executive Officers of the Registrant................................................          50

Item 11. Executive Compensation............................................................................          50

Item 12. Security Ownership of Certain Beneficial
        Owners and Management..............................................................................          50

Item 13. Certain Relationships and Related Transactions....................................................          50

PART IV

Item 14. Exhibits, Financial Statement Schedules
        and Reports on Form 8-K............................................................................          50

Signatures.................................................................................................          52

Exhibit Index..............................................................................................          54

PART I

ITEM 1. BUSINESS

                                    BUSINESS

    Metris Companies Inc. ("MCI" and collectively with its subsidiaries, the "Company") is an information-based direct marketer of consumer credit products and fee-based services and extended service plans primarily to moderate income consumers. The Company's consumer credit products are primarily unsecured credit cards issued by its subsidiary, Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"). The Company's customers and prospects include existing customers of an affiliate, Fingerhut Corporation ("Fingerhut Customers"), and individuals who are not Fingerhut Customers but for whom credit bureau information is available ("External Prospects"). The Company markets its fee-based services, including debt waiver programs, card registration, extended service plans, third party insurance, and membership clubs to its credit card customers, Fingerhut Customers, and customers of third party partners.

    MCI, incorporated in Delaware on August 20, 1996, is an 83% owned indirect subsidiary of Fingerhut Companies, Inc. ("FCI"). The Company became a publicly held company in October 1996 after completing an initial public offering. The Company's principal direct and indirect subsidiaries are Direct Merchants Bank, Metris Direct, Inc., Metris Funding Co. and Metris Receivables, Inc. Prior to its name change in August 1996, Metris Direct, Inc. was known as Fingerhut Financial Services Corporation.

HISTORY OF THE COMPANY

    MCI is an indirect subsidiary of FCI, a database marketing company that sells a broad range of products and services via catalogs, telemarketing, television, and other media. Fingerhut Corporation ("Fingerhut"), a wholly owned subsidiary of FCI, has been in the direct marketing business for 50 years and is one of the largest catalog marketers in the United States. Fingerhut sells a broad range of general merchandise products and services to moderate income consumers.

    Substantially all of Fingerhut's sales are made using closed-end and revolving credit card loans issued by Fingerhut National Bank, a wholly owned subsidiary of FCI. As customers make payments and order new products, Fingerhut enters a variety of payment, behavioral, and other data into its database (the "Fingerhut Database"). Fingerhut uses this database, along with sophisticated and highly automated proprietary modeling techniques, to evaluate each customer's creditworthiness.

THE FINGERHUT DATABASE

    The Fingerhut Database contains information on more than 31 million individuals, including approximately 8 million customers who have made a purchase from Fingerhut within the past 24 months. This database contains up to 3,500 potential data items in a customer record, including names, addresses, behavioral characteristics, general demographic information and other information provided by the customer. Fingerhut uses information in the Fingerhut Database, along with sophisticated proprietary credit scoring models, to produce its proprietary credit scores (the "Fingerhut Scores") for Fingerhut Customers. The Fingerhut Database also includes Fingerhut's suppression and bad debt file (the "Suppress File"), which contains information on approximately
11.4 million individuals about whom it has information relating to indicators of unacceptably high risk. Fingerhut periodically updates the information in the Fingerhut Database. Fingerhut does not report its credit information to the credit bureaus, which means this information is not publicly available. The Company has a contract with Fingerhut to use the information in the Fingerhut Database for marketing its financial services products, including general purpose credit cards. This contract expires October 2003 and is renewable thereafter upon mutual agreement between Fingerhut and the Company unless there has been a change in control of the Company. A change of control (the "Change of Control") shall be deemed to have occurred if (a) any person or group (within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as in effect), other than FCI, shall own beneficially or of record, shares representing more than 25% of the aggregate ordinary voting power represented by the issued and outstanding capital stock of the Company, (b) a majority of the seats (other than vacant seats) on the Board of Directors of the Company shall at anytime be occupied by persons who were neither (i) nominated by FCI, or by the Board of Directors of the Company nor (ii) appointed by directors so nominated; or (c) any person or group other than FCI shall otherwise directly or indirectly have the power to exercise a controlling, or indirectly have the power to exercise a controlling, influence over management or policies of the Company. The Spin Off discussed more fully under "Proposed Spin Off," is not a change of control. However, after the Spin Off, the Company cannot make any predictions as to whether a change in control might occur.

STRATEGY

    The Company primarily targets moderate income consumers whom the Company believes are underserved by traditional providers of many of the Company's products and services. The Company intends to serve this target market using its proprietary scoring techniques together with information from credit bureaus and the Fingerhut Database to determine a potential customer's creditworthiness. The Company uses sophisticated modeling techniques to evaluate the expected risk, responsiveness, and profitability of each prospective customer and to offer and price the products and services it believes to be appropriate for each customer.

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

    IDENTIFY AND SOLICIT ADDITIONAL EXTERNAL PROSPECTS FOR CREDIT CARDS. The Company intends to continue adding moderate income consumers who are currently not Fingerhut Customers through the use of its own internally developed risk models. The Company has developed its own proprietary credit risk modeling system (the "Proprietary Modeling System"). By incorporating individual credit information from the major credit bureaus into this Proprietary Modeling System and eliminating those individuals contained in the Suppress File, the Company expects to generate additional customer relationships from External Prospects.

    CROSS-SELL MULTIPLE PRODUCTS AND SERVICES TO EACH CUSTOMER. The Company intends to maximize the profitability of each customer relationship by cross-selling additional products, thereby leveraging its account acquisition costs and infrastructure. Currently the Company focuses its cross-selling efforts on selling fee-based services to its credit card customers and customers of third parties.

    USE RISK-BASED PRICING. The specific pricing for an individual's credit card offer is determined by the prospective customer's risk profile and expected responsiveness prior to solicitation, a practice known as "risk-based pricing." Management believes the use of risk-based pricing allows it to maximize the profitability of a customer relationship.

    ACCESS ADDITIONAL CUSTOMERS BY ESTABLISHING RELATIONSHIPS WITH THIRD PARTIES. The Company will seek to access additional customers for the Company's products and services by establishing relationships with third parties. In 1997, the Company began offering card registration services to the credit card customers of two third parties. In addition, the Company introduced a co-branded MasterCard to customers of a third party.

    PURSUE ACQUISITIONS OF CREDIT CARD PORTFOLIOS OR OTHER BUSINESSES. The Company expects to continue to pursue acquisitions of credit card portfolios and/or other businesses whose customers fit the Company's product and target market profile or which otherwise strategically fit with the Company's business. In September 1997, the Company acquired a $317 million credit card portfolio from Key Bank USA, National Association ("Key"). In addition, in October 1997, the Company acquired a $405 million credit card portfolio from Mercantile Bank National Association ("Mercantile").

PROPOSED SPIN OFF

    On October 9, 1997, FCI announced that its Board of Directors had approved the filing of an application with the Internal Revenue Service ("the IRS") for a ruling on a tax-free distribution of FCI's stock of the Company (the "Spin Off"). FCI filed the ruling request with the IRS on October 23, 1997. The proposed Spin Off of the Company would be subject to receipt of a favorable ruling from the IRS, approval of Fingerhut's Board of Directors and market conditions. If approved, the Spin Off would be expected to be completed during 1998. There can be no assurance that the Spin Off will be consummated.

    In the event the proposed Spin Off is consummated, the Company believes that it will be able to pursue expansion of its business and operations without certain limitations that currently exist as a result of FCI's ownership of the Company, including limitations on the Company's ability to issue additional common equity. Following the Spin Off, the Company believes that it will be able to more effectively develop relationships with retailers other than Fingerhut with respect to its extended service plans because the Company will no longer be viewed as affiliated with a competitor of such retailers. In addition, following the Spin Off, the Company may elect to amend its Amended and Restated Certificate of Incorporation ("The Certificate of Incorporation") to eliminate the detailed restrictions concerning the business activities in which the Company is permitted to engage. These restrictions were originally adopted to address certain potential conflicts of interest between FCI and the Company.

    The Spin Off may affect the cost of funds for the Company as discussed more fully under "Funding and Liquidity."

    Each of the intercompany agreements between the Company and Fingerhut or FCI, other than the Tax Sharing Agreement, will remain in effect after the Spin Off is consummated. Although the Administrative Services Agreement remains in effect in the event of the Spin Off, it is expected that, following consummation of the Spin Off, the only continuing administrative services to be provided by FCI to the Company will be treasury, tax, insurance, and information systems, and that such services will continue to be provided for no longer than 18 months following the Spin Off.

    Each of the intercompany agreements between the Company and Fingerhut or FCI may terminate early due to a Change of Control. The proposed Spin Off itself does not constitute a Change of Control. However, once FCI ceases to own the stock of the Company, it is possible for a Change of Control to occur, thus causing early terminations of these agreements.

    Following the Spin Off, no individual will hold titles of officer or director at both FCI and the Company, except for Theodore Deikel, who will be Chairman of the Board, Chief Executive Officer and President of FCI and Non-Executive Chairman of the Board of the Company.

    Until such time as the proposed Spin Off may be consummated, FCI will continue to effectively control all matters affecting the Company through its ability to elect all the directors of the Company, including the adoption of amendments to the Company's Certificate of Incorporation, any determination with respect to the acquisition or disposition of assets, future issuances of the Company's common stock or other securities of the Company, the Company's incurrence of debt, and any dividend payable on the common stock.

BUSINESS LINES

    The Company currently operates two business lines: (i) consumer credit products and (ii) fee-based services and extended service plans.

    CONSUMER CREDIT PRODUCTS

    PRODUCTS. Consumer credit products currently are unsecured and secured credit cards, including the Fingerhut co-branded
MasterCard-Registered Trademark-, the Bally Total Fitness co-branded MasterCard, and the Direct Merchants Bank MasterCard and Visa-Registered Trademark-. In addition, the Company has affinity programs with two other partners. In the future, the Company may offer other co-branded credit cards and may also offer other consumer credit products either directly or through alliances with other companies. At December 31, 1997, the Company had approximately 2.3 million credit card accounts with over $3.5 billion in managed credit card loans. Fingerhut Customers represented approximately 39% of the accounts and approximately 39% of the managed loans. According to the Nilson Report, at December 31, 1997, the Company was the 14th largest MasterCard issuer in the United States based on the number of cards issued, and the 22nd largest credit card issuer in the United States based on managed credit card loan balances.

    CREDIT SCORING. The Company acquires a Fingerhut Score for prospective customers in the Fingerhut Database. The Company also acquires credit bureau information, including risk scores provided by Fair, Isaac & Company ("FICO scores"), for all Fingerhut Customers. For those Fingerhut Customers who have FICO scores, the Company uses the Fingerhut Score to further segment Fingerhut Customers into narrower ranges within each FICO score subsegment, allowing the Company to better evaluate credit risk and to tailor its risk-based pricing accordingly. Additionally, the Fingerhut Score is used to target individuals who have no credit bureau information, and consequently no FICO scores, allowing the Company to target Fingerhut Customers who would not typically be solicited by other credit card issuers.

    The Company has developed a Proprietary Modeling System for External Prospects. The Proprietary Modeling System consists of sophisticated models which produce a credit risk score ("a "Proprietary Score") for each prospect. The Proprietary Score, like the Fingerhut Score, segments External Prospects into narrower ranges within each FICO score subsegment, allowing the Company to better evaluate individual credit risk and to tailor its risk-based pricing accordingly. The Company also uses this segmentation to exclude certain individuals from its marketing solicitations.

    The Company generates External Prospects from lists obtained directly from the major credit bureaus based on criteria established by the Company. The Company establishes the range of FICO scores it plans to target for a specific campaign and receives files from the credit bureaus which contain individual credit records of the External Prospects who fall within this range. The files are incorporated into the Proprietary Modeling System, which further segments External Prospects based upon their Proprietary Scores. The mailing lists generated from the Proprietary Modeling System are then checked against the Suppress File and any matching names are excluded. The Company currently does not solicit External Prospects who do not have FICO scores.

    The Company believes the Fingerhut Score and its Proprietary Modeling System, in conjunction with the Suppress File and FICO Scores, allows it to make prudent decisions in evaluating the credit risk of moderate income consumers.

    SOLICITATION. Prospects for solicitation include both Fingerhut Customers and External Prospects. They are contacted on a nationwide basis primarily through pre-screened direct mail and telephone solicitations. The Company receives responses to its prescreened solicitations, performs fraud screening, verifies name and address changes, and obtains any information which may be missing from the application. Applications are then sent to third party data entry providers, which key the application information and process the applications based on the criteria provided by the Company. Applications are approved, denied or referred to the Company for exception processing. The Company processes exceptions for, among other things, derogatory credit bureau information and fraud warnings. Exception applications are processed manually by credit analysts based on policies approved by the Company's credit committee.

    PRICING. The Company's strategy to maximize customer profitability relies on its risk-based pricing. The specific pricing for a credit card offer is primarily based on the prospect's risk profile prior to solicitation. A prospect is evaluated to determine credit needs, credit risk, and existing credit availability. A customized offer is developed that includes the most appropriate product, brand, pricing, and credit line. The Company currently offers over 100 different pricing structures on its credit card products, with annual fees ranging from $0 to $48 ($60 for some secured cards) and annual percentage rates ranging from 14.9% to 26.5%, excluding the Key and Mercantile portfolio acquisitions. After credit card accounts are opened, the Company actively monitors customers' internal and external credit performance and periodically recalculates behavior and risk scores. As customers evolve through the credit lifecycle and are regularly rescored, the lending relationship can evolve to include more competitive (or more restrictive) pricing and product configurations.

    AGE OF PORTFOLIO. The following table sets forth, as of December 31, 1997, the number of total accounts and amount of outstanding loans based upon the age of the managed accounts.

                                                             LOANS           PERCENTAGE
                                                          OUTSTANDING            OF
                              NUMBER     PERCENTAGE       (DOLLARS IN          LOANS
AGE SINCE ORIGINATION       OF ACCOUNTS  OF ACCOUNTS       THOUSANDS)       OUTSTANDING
--------------------------  -----------  -----------  --------------------  ------------
0-6 MONTHS                     439,432         19.2%      $    406,760             11.5%
7-12 MONTHS                    280,244         12.2%           405,071             11.4%
13-18 MONTHS                   367,351         16.0%           560,640             15.8%
19-24 MONTHS                   425,510         18.6%           726,680             20.5%
25-36 MONTHS                   614,969         26.8%         1,163,068             32.8%
37+ MONTHS                     165,269          7.2%           284,717              8.0%
                            -----------  -----------       -----------      ------------
    TOTAL                    2,292,775        100.0%      $  3,546,936            100.0%
                            -----------  -----------       -----------      ------------
                            -----------  -----------       -----------      ------------

    GEOGRAPHIC DISTRIBUTION. The Company solicits credit card customers on a national basis and, therefore, maintains a geographically diversified portfolio. The following table shows the distribution of total accounts and amount of outstanding loans by state, as of December 31, 1997.

                                                               LOANS
                                                            OUTSTANDING        PERCENTAGE OF
                              NUMBER      PERCENTAGE        (DOLLARS IN            LOANS
STATE                       OF ACCOUNTS   OF ACCOUNTS        THOUSANDS)         OUTSTANDING
--------------------------  -----------  -------------  --------------------  ---------------
TEXAS                          284,431          12.4%       $    456,415              12.9%
CALIFORNIA                     255,424          11.1%            428,750              12.1%
FLORIDA                        160,182           7.0%            263,131               7.4%
NEW YORK                       139,653           6.1%            215,835               6.1%
OHIO                            86,006           3.8%            132,550               3.7%
ILLINOIS                        73,949           3.2%            117,447               3.3%
PENNSYLVANIA                    78,297           3.4%            115,729               3.3%
MISSOURI                        71,497           3.1%            110,409               3.1%
MISSISSIPPI                     67,711           3.0%             96,573               2.7%
ALL OTHERS(1)                1,075,625          46.9%          1,610,097              45.4%
                            -----------        -----         -----------             -----
    TOTAL                    2,292,775         100.0%       $  3,546,936             100.0%
                            -----------        -----         -----------             -----
                            -----------        -----         -----------             -----

------------------------

 (1) No other state accounts for more than 2.5% of loans outstanding.

    THE ADAPTIVE CONTROL SYSTEM. The Company uses First Data Resources Inc.'s ("FDR") adaptive control system (the "Adaptive Control System"), which uses statistical models and basic account financial information to automatically and regularly assign credit line increases and decreases to individual customers, as well as to determine the systematic collection steps to be taken at the various stages of delinquency. The Adaptive Control System manages the authorization of each transaction; in addition, it implements the collections strategies determined by the Company to be used for non-delinquent accounts that have balances above their assigned credit line (referred to as "overlimit" accounts).

    CREDIT LINES. Once an account is approved, an initial credit line is established based on the individual's risk profile using automated screening and credit scoring techniques. This process results in a portfolio (excluding portfolio acquisitions) with average credit lines that are below the industry average due to the higher average risk elements inherent in the Company's target market. The Company may elect, at any time and without prior notice to the cardholder, to preclude or restrict further credit card use by the cardholder, usually as a result of poor payment performance or the Company's concern over the creditworthiness of the cardholder. Credit lines are managed based on the results of the behavioral scoring analysis in accordance with criteria established by the Company.

    The following table sets forth information with respect to account balance and credit limit ranges of the Company's managed portfolio, as of December 31, 1997.

                                                               LOANS
                                                            OUTSTANDING        PERCENTAGE OF
                              NUMBER      PERCENTAGE        (DOLLARS IN            LOANS
CREDIT LIMIT RANGE          OF ACCOUNTS   OF ACCOUNTS        THOUSANDS)         OUTSTANDING
--------------------------  -----------  -------------  --------------------  ---------------
$1,000 OR LESS                 290,015          12.7%            160,416               4.5%
$1,001-$2,000                  583,925          25.5%            695,797              19.6%
$2,001-$3,500                  621,557          27.1%          1,061,868              30.0%
$3,501-$5,000                  581,169          25.3%          1,216,344              34.3%
OVER $5,000                    216,109           9.4%            412,511              11.6%
                            -----------        -----         -----------             -----
    TOTAL                    2,292,775         100.0%       $  3,546,936             100.0%
                            -----------        -----         -----------             -----
                            -----------        -----         -----------             -----

                                                               LOANS
                                                            OUTSTANDING        PERCENTAGE OF
                              NUMBER      PERCENTAGE        (DOLLARS IN            LOANS
ACCOUNT BALANCE RANGE       OF ACCOUNTS   OF ACCOUNTS        THOUSANDS)         OUTSTANDING
--------------------------  -----------  -------------  --------------------  ---------------
CREDIT BALANCE                  23,744           1.1%       $     (2,121)
NO BALANCE                     312,301          13.6%
$1,000 OR LESS                 659,815          28.8%            306,303               8.6%
$1,001-$2,000                  575,980          25.1%            858,332              24.2%
$2,001-$3,500                  475,350          20.7%          1,243,132              35.0%
OVER $3,500                    245,585          10.7%          1,141,290              32.2%
                            -----------        -----         -----------             -----
    TOTAL                    2,292,775         100.0%       $  3,546,936             100.0%
                            -----------        -----         -----------             -----
                            -----------        -----         -----------             -----

    DELINQUENCY, COLLECTIONS AND CHARGE-OFFS. The Company considers an account delinquent if a payment due is not received by the Company within 25 days from the closing date of the statement. Collection activities are determined by the Adaptive Control System, which continually monitors all delinquent accounts. The collections function is handled internally. Accounts that become 60 days contractually delinquent are closed, but not necessarily charged off. Accounts are charged off and taken as a loss either after formal notification of bankruptcy or at the end of the month during which they become contractually 180 days past due. Accounts identified as fraud losses are immediately reserved for and charged off no later than 90 days after the last activity. Charged-off accounts are referred to the Company's recovery unit for coordination of collection efforts to recover the amounts owed. When appropriate, accounts are placed with external collection agencies or attorneys.

    SERVICING, BILLING AND PAYMENT. The Company has established a relationship with FDR for cardholder processing services. FDR is a subsidiary of First Data Corporation, a provider of information processing and related services including cardholder processing (services for financial institutions which issue credit cards to cardholders), and merchant processing (services for financial institutions which make arrangements with merchants for the acceptance of credit cards as methods of payment). FDR provides data processing, credit card reissuance, statementing, inbound customer service telephone calls and interbank settlement for the Company. Effective February 1998, the Company extended it processing services agreement with FDR for an additional five years, expiring 2006. Applications processing and back office support for mail inquiries and fraud management are handled internally by the Company. In addition the Company handles in-bound customer service telephone calls for the recently acquired Key and Mercantile portfolios.

    The Company generally assesses periodic finance charges on an account if the cardholder has not paid the balance in full from the previous billing cycle. These finance charges are based upon the average daily balance outstanding on the account during the monthly billing cycle. Payments by cardholders to the Company on the accounts are processed by a third party servicer and applied first to any billed and unpaid fees, next to billed and unpaid finance charges and then to billed and unpaid transactions in the order determined by the Company. If a payment in full is not received prior to 25 days after the statement cycle date (the "Payment Date"), finance charges are imposed on all purchases from the date of the transaction to the statement cycle date. Finance charges are also imposed on each cash advance from the day such advance is made until the advance is paid in full. The finance charge is applied to the average daily balance. The average daily balance is the sum of the daily unpaid balances of purchases and cash advances on each day of the monthly billing cycle divided by the number of days in such monthly billing cycle. Such unpaid balances are determined by deducting payments and credits, adding any unpaid finance charges and late charges and adding new purchases, cash advances and other charges, in each case as of the date of the transaction. For most cardholders, if the entire balance on the account is paid by the due date a finance charge on purchases is not imposed.

    The Company generally assesses an annual fee. The Company may waive the annual membership fees, or a portion thereof, in connection with the solicitation of new accounts depending on the credit terms offered, which are determined by the prospect's risk profile prior to solicitation or when the Company determines a waiver to be necessary in order to be competitive. In addition to the annual fee, the Company may charge accounts certain other fees including: (i) a late fee with respect to any unpaid monthly payment if the Company does not receive the required minimum monthly payment by the Payment Date, (ii) a cash advance fee for each cash advance, (iii) a fee with respect to each check submitted by a cardholder in payment of an account which is not honored by the cardholder's bank, and (iv) an overlimit charge if, at any time during the billing cycle, the total amount owed exceeds the cardholder's credit line by at least $30.

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

    Monthly billing statements are sent to cardholders by FDR on behalf of the Company. When an account is established, it is assigned a billing cycle. Currently, there are 20 billing cycles and each such cycle has a separate monthly billing date based on the respective business day the cycle represents in each calendar month. Each month, a statement is sent to all accounts with an outstanding balance greater than $1. Cardholders must make a minimum monthly payment of the greater of $10, 2.0% of the outstanding balance, the finance charge or the balance of the account if the balance is less than $10. Payment is due upon receipt of the statement. If the minimum payment is not collected within 25 days after the statement cycle date, the account is considered delinquent.

    Most merchant transactions by cardholders are authorized online. The remaining transactions generally are low dollar amounts, typically below $50. All authorizations are handled through the Adaptive Control System.

    FEE-BASED SERVICES AND EXTENDED SERVICE PLANS

    To improve the Company's ability to attract more clients for fee-based services, in 1997, the Company consolidated the fee-based services and extended service plan businesses into one business line. The Company currently sells a variety of fee-based services to its credit card customers, Fingerhut Customers and customers of third party partners, including (i) debt waiver protection for unemployment, disability, and death, (ii) programs such as card registration and club memberships, (iii) extended service plans and (iv) third-party insurance. In addition, the Company develops customized targeted mailing lists, using both the Company's and Fingerhut's databases, for external companies to use in their own financial services product solicitation efforts that do not directly compete with those of the Company.

    The Company currently markets the following programs:

    ACCOUNT PROTECTION PLUS.-TM- The Company has developed a proprietary debt waiver program that protects customers from interest charges on the Company's credit cards in the event that they become disabled, unemployed, or deceased. In the event of unemployment or disability, the customer's account is "frozen" for six months, with no payments due or interest accruing during this time. In the event of death, the amount due, up to the credit limit, is waived and the account is closed. Because this is an internally administered program, the Company is responsible for all of the program's associated costs.

    ACCOUNT BENEFIT PLAN. This debt waiver program forgives the customer's balance due in the event of death.

    EXTENDED SERVICE PLANS. Extended service plans provide warranty service coverage beyond the manufacturer's warranty. In general, the Company's extended service plans provide customers with the right to have their covered purchases repaired, replaced, or in certain circumstances, the purchase price of the product refunded, within certain parameters determined by the Company. Within the warranty industry, extended service plans are available for a wide variety of products including consumer electronics, furniture, jewelry, automotive products, and household mechanical systems such as heating, plumbing and electrical systems. The Company currently provides extended service plans for consumer electronics, furniture, and jewelry ("Warrantable Products") purchased from Fingerhut.

    ServiceEdge-SM- is the Company's extended service plan for consumer electronics and all other electro-mechanical items. ServiceEdge customers have the right to have their purchases repaired or replaced in the event of electrical or mechanical failure or defects in materials and workmanship for coverable events after the manufacturer's warranty expires.

    The Company's extended service plan program for furniture is called Quality Furniture Care-SM-. The services provided to Quality Furniture Care customers include stain cleaning, structural defect or damage repair, or replacement if the merchandise cannot be repaired. Customers who need to have their furniture purchase repaired or cleaned must first notify the Company and obtain an estimated cost for the service from a qualified repair or service provider. The service estimate must then be given to the Company's service representatives and a decision to go ahead with the repair or replace the product will be made by the Company. Once repair authorization is received from the Company, the customer, at their option, may then either pay for the service and submit the bill to the Company for reimbursement, or the Company will pay the servicer directly.

    Quality Jewelry Care-Registered Trademark- is the Company's extended service plan for jewelry. The services provided to Quality Jewelry Care customers include repair, soldering, ring sizing, and cleaning, for which the Company has third party jewelers to perform such services. To submit a claim, the customer must mail the item to Fingerhut which logs the item and sends it to the jewelers. The jewelers repair the product and return it to Fingerhut, noting if it is unrepairable. Fingerhut then returns the item to the customer after it has been repaired or cleaned or initiates a replacement to be paid for by the Company, typically within 4 to 6 weeks.

    Most of the Company's extended service plans continue for two years from the date of the product purchase (three to five years in limited cases). The customer pays Fingerhut a one-time fee for this coverage based on the price of the product and the expected claims. The Company also offers customers the opportunity to renew their coverage in one-year extensions, up to six years from the date of purchase, upon payment of an additional fee for each renewal.

    When Fingerhut Customers purchase Warrantable Products, they have the option to buy an extended service plan. For electro-mechanical products, approximately 31% of the Company's extended service plans are originated through the on-page print advertisement located within Fingerhut's catalogs and other direct marketing materials; the remainder are originated through telemarketing. Substantially all of the Quality Furniture Care and Quality Jewelry Care plans are originated through telemarketing and other direct marketing programs. In order to maximize the efficiency of these programs, the Company has developed proprietary targeting models to predict which customers will be most responsive to its extended service plan direct marketing efforts.

    Through the end of 1996, claims risk and claims processing for electro-mechanical items were the responsibility of a third party. The Company is responsible for claims risk and claims processing for furniture and jewelry. At the beginning of 1997, the Company internalized the claims processing operations related to extended service plans for electro-mechanical items and has incurred the resulting claims risk for extended service plans sold on or after January 1, 1997.

    PURCHASESHIELD-SM-. During 1997, the Company developed a new fee-based service, PurchaseShield, which offers various levels of purchase protection to its members. Eligible purchases made on members' credit cards are protected with the following benefits: warranty extension, sale price protection, and product return guarantee. In addition, PurchaseShield offers its members a household repair rebate that can be used on existing in-home appliances. Because this is an internally administered program, the Company receives all revenues and is responsible for all of the program's associated costs.

    CARD REGISTRATION. Card registration protects members from fraudulent charges if their credit cards are lost or stolen, provides emergency cash, airline tickets, change of address notification, valuable property and document registration, messaging service, and car rental discounts. The Company currently offers card registration services to its credit card customers and customers of third parties. The Company internalized this program in September 1996 and is responsible for all of its associated costs and revenues. Prior to September 1996, the Company had an agreement with a third party vendor to offer card registration services to its credit card customers.

    ACCIDENTAL DEATH INSURANCE. The Company earns a fee from a third-party insurance administrator for the marketing and billing of an accidental death insurance program. The Company markets the insurance program to its credit card customers. Although the Company markets the program, the third-party administrator fulfills and underwrites the policies.

    MEMBERSHIP CLUBS. The Company currently has a cooperative marketing arrangement with a third party to market the third party's memberships in discount clubs, in conjunction with its new credit card account acquisitions. The Company's current arrangement with this third party enables the Company to acquire new credit card customers at a reduced cost.

    TAILORED LIST DEVELOPMENT. The Company currently works with several companies to develop targeted mailing lists and earns revenue for each name that is solicited by the companies from these mailing lists. The Company also earns revenue from the sale of advertising space included in its monthly billing statements.

FUNDING AND LIQUIDITY

    One of the Company's primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Because the pricing and maturity characteristics of the Company's assets and liabilities change, liquidity management is a dynamic process, affected by changes in short and long term interest rates. The Company utilizes a variety of financing sources to manage liquidity, refunding, rollover and interest rate risks. Current funding sources are committed and/or available by counterparties to the Company through facilities established by the Company and FCI.

    The Company finances the growth of its credit card loan portfolio through asset securitization, bank financing, long term debt issuance, equity issuance and cash flow from operations. The primary financing vehicle is asset securitization. A securitization involves the transfer by the Company of credit card loans to third party trusts, which fund the purchase by issuing fixed and variable rate certificates of beneficial ownership interest secured by the loans receivable to public and private investors. The Company transfers the loans to bankruptcy remote subsidiaries, which in turn sell the receivables to the trusts. The Company sells receivables both to a single seller master trust (the "Metris Master Trust") as well as a bank sponsored multi-seller trust. The Metris Master Trust is authorized to sell multiple series and classes of certificates of beneficial ownership interests in the loans and other assets of the trust. The bank sponsored multi-seller trust funds the receivables purchase primarily with asset-backed floating rate commercial paper. The loans are removed from the Company's balance sheet for financial and regulatory purposes. For tax purposes, the financing is treated as secured debt.

    In September 1996, the Company executed a $300 million revolving credit facility agreement with a group of banks to fund on-balance sheet loans and for other general business purposes. The revolving credit facility is guaranteed by FCI and is further supported by the pledge of the stock of certain subsidiaries of the Company and certain loans and interests held therein by the Company. The revolving credit facility contains certain financial covenants standard for revolving credit facilities of this type, including minimum net worth, minimum equity to managed assets ratio, maximum leverage and a limitation on indebtedness. In addition, the FCI guarantee includes certain covenants including minimum interest coverage, maximum leverage and minimum net worth for FCI. Prior to September 1996, the Company borrowed from FCI.

    In November 1997, the Company privately issued and sold $100 million of 10% Senior Notes due 2004 (the "Senior Notes") pursuant to an exemption under the Securities Act of 1933, as amended. The net proceeds of $97 million were used to reduce borrowings under the revolving credit facility. In January 1998, the company commenced an exchange offer for the Senior Notes pursuant to a registration statement. The terms of the new Senior Notes are identical in all material respects to the original private issue. The Senior Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc. (the "Guarantor"), and all future subsidiaries of the Company that guarantee any of the Company's indebtedness, including the revolving credit facility. The guarantee is an unsecured obligation of the Guarantor and ranks pari passu with all existing and future unsubordinated indebtedness.

    As the portfolio of credit card loans grows, or as the Trust certificates amortize or are otherwise paid, the Company's funding needs will increase accordingly. The Company believes that its asset securitization programs, together with the revolving credit facility, long term debt issuance, equity issuance, and cash flow from operations, will provide adequate liquidity to the Company for meeting anticipated cash needs, although no assurance can be given to that effect.

    In anticipation of the proposed Spin Off, the Company is negotiating with its bank lenders to refinance the $300 million revolving credit facility which is currently guaranteed by FCI and is terminable by the lenders in the event FCI owns less than 51% of the Company's common stock. The Company has lower independent credit ratings than those of FCI. While the Company believes it will be able to obtain stand-alone financing, it is expected to be on terms less favorable than the current facility and is expected to result in approximately $8 million in additional funding expense on an annualized basis.

    In addition, the Company's lower independent credit ratings will reduce the cash advance rate on a portion of the sale of loans to the Metris Master Trust. This will require approximately $40 million in additional on-balance sheet funding by the Company to finance the unsold loans.

    The Company will also be required to restructure certain interest rate swap agreements with counterparty banks to remove Fingerhut as a guarantor or co-obligor. These contracts hedge fixed rate term funding of credit card loans in one of the trusts. The notional value of these contracts is approximately $1.3 billion. While the Company believes it will be able to restructure these contracts, no assurances can be given that it will be able to do so on terms as favorable as the existing agreements. The market value of these contracts at December 31, 1997, in total, was favorable to the Company.

COMPETITION

    As a marketer of consumer credit products, the Company faces increasing competition from numerous providers of financial services, many of which have greater resources than the Company. In particular, the Company competes with national, regional and local bank card issuers as well as other general purpose credit card issuers, such as American Express and Discover. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features; as a result, customer loyalty is often limited. However, the Company believes that its strategy of focusing on an underserved market and its access to information from the Fingerhut Database, not available to other credit card issuers, will allow it to more effectively compete in the market for moderate income cardholders.

    There are numerous competitors in the fee-based services market, including insurance companies, financial services institutions and other membership-based consumer services providers, many of which are larger, more capitalized and more experienced than the Company. During the term of an agreement with Fingerhut, the Company has the exclusive right to use the Fingerhut Database to market these services to Fingerhut Customers. During the term of an agreement between Fingerhut and the Company, Fingerhut will offer its customers extended service plans provided only by the Company. As the Company attempts to expand its business to market extended service plans to the customers of third-party retailers, it will compete with manufacturers, financial institutions, insurance companies and a number of independent administrators, many of which have greater operating experience and financial resources than the Company.

REGULATION

    THE COMPANY AND DIRECT MERCHANTS BANK

    Direct Merchants Bank is a limited purpose credit card bank chartered as a national banking association and a member of the Federal Reserve System. Its deposits are insured by the Bank Insurance Fund which is administered by the Federal Deposit Insurance Corporation ("FDIC"). Direct Merchants Bank is subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency (the "OCC"), as its regulator. It is also subject to regulation by the Federal Reserve System and the FDIC, as back-up regulators. Direct Merchants Bank is not a "bank" as defined under the Bank Holding Company Act of 1956, as amended (the "BHCA") because it (i) engages only in credit card operations, (ii) does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others,
(iii) does not accept any savings or time deposit of less than $100,000, (iv) maintains only one office that accepts deposits and (v) does not engage in the business of making commercial loans. As a result, the Company is not a bank holding company under the BHCA. If Direct Merchants Bank failed to meet the credit card bank criteria described above, Direct Merchants Bank's status as an insured bank would make the Company subject to the provisions of the BHCA. The Company believes that becoming a bank holding company would limit the Company's ability to pursue future opportunities.

    EXPORTATION OF INTEREST RATES AND FEES

    Under current judicial interpretations of federal law, national banks such as Direct Merchants Bank may charge interest at the rate allowed by the laws of the state where the bank is located and may "export" interest rates by charging the interest rate allowed by the laws of the state where the bank is located on loans to borrowers in other states, without regard to the laws of such other states.

    In 1996, the Supreme Court of the United States held that national banks may also impose late-payment fees allowed by the laws of the state where the national bank is located on borrowers in other states, without regard to the laws of such other states. The Supreme Court based its opinion largely on its deference to a regulation adopted by the OCC that includes certain fees, including late fees, overlimit fees, annual fees, cash advance fees and membership fees, within the term "interest" under the provision of the National Bank Act that has been interpreted to permit national banks to export interest rates. As a result, national banks such as Direct Merchants Bank may export such fees.

    DIVIDENDS AND TRANSFERS OF FUNDS

    There are various federal law limitations on the extent to which Direct Merchants Bank can finance or otherwise supply funds to the Company and its affiliates through dividends, loans or otherwise. These limitations include: minimum regulatory capital requirements and restrictions concerning the payment of dividends out of net profits or surplus; Sections 23A and 23B of the Federal Reserve Act governing transactions between a bank and its affiliates; and general Federal regulatory oversight to prevent unsafe or unsound banking practices. In general, Federal law prohibits a national bank such as Direct Merchants Bank from making dividend distributions on common stock if the dividend would exceed net profits of a specified period. In addition, Direct Merchants Bank must get OCC approval for a dividend if such distributions are not paid out of available earnings or if the distribution would cause the bank to fail to meet applicable capital adequacy standards.

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

    The OCC's risk-based capital standards explicitly consider a bank's exposure to declines in the economic value of its capital due to changes in interest rates when evaluating a bank's capital adequacy. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. The evaluation will be made as a part of the institution's regular safety and soundness examination.

    FDICIA. FDICIA revised sections of the Federal Deposit Insurance Act affecting bank regulation, deposit insurance and provisions for funding of the Bank Insurance Fund administered by the FDIC. FDICIA (i) revised bank regulatory schemes embodied in several other federal banking statutes, (ii) linked explicitly the bank regulators' authority to intervene to the deterioration of a bank's capital level, (iii) required each company having control of a bank to guarantee an undercapitalized bank's compliance with a capital restoration plan,
(iv) imposed new safety and soundness standards on management and operations of a bank, and (v) tightened audit requirements. FDICIA also required the FDIC to implement a system of risk-based premiums for deposit insurance pursuant to which the premiums paid by a depository institution will be based on the probability that the FDIC will incur a loss in respect of such institution. The FDIC adopted a system that imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. Given Direct Merchants Bank's capital level and supervisory rating, Direct Merchants Bank pays the lowest rate on deposit insurance premiums.

    Under FDICIA, only "well capitalized" and "adequately capitalized" banks may accept brokered deposits. "Adequately capitalized" banks, however, must first obtain a waiver from the FDIC before accepting brokered deposits and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the bank's normal market area or the national rate on deposits of comparable maturity, as determined by the FDIC, for deposits from outside the bank's normal market area. Direct Merchants Bank may accept brokered deposits as part of its funding; however, it does not presently rely on brokered deposits to fund its operations.

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

    The OCC and other federal banking agencies revised their regulations under the CRA that affect the activities of Direct Merchants Bank. These regulations subject limited purpose banks, including Direct Merchants Bank, to a "community development" test for evaluating required CRA performance. The community development performance of a limited purpose bank is evaluated pursuant to various criteria involving community development lending, qualified investments and community development services.

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

    It is the objective of the Company and Fingerhut to conduct their operations in a manner which would fall outside the definition of "consumer reporting agency" under the FCRA. If the Company or Fingerhut were to become a consumer reporting agency, however, either would be subject to a number of complex and burdensome regulatory requirements and restrictions, including restrictions limiting the Company from using information from the Fingerhut Database and furnishing information to third parties. Such restrictions could have a significant adverse economic impact on the Company's results of operations and future prospects.

EMPLOYEES

    As of December 31, 1997, the Company had approximately 1,300 employees located in Illinois, Maryland, Minnesota, Oklahoma, and Utah. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relations with its employees to be good.

TRADEMARKS AND TRADENAMES

    MCI and its subsidiaries have registered and continue to register, when appropriate, various trademarks, tradenames and service marks used in connection with its business and for private label marketing of certain of its products. The Company considers these trademarks and service marks to be readily identifiable with, and valuable to, its business.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the persons who currently serve as executive officers of MCI. Each executive officer serves at the discretion of the Board of Directors of MCI. Ronald N. Zebeck currently is an executive officer of FCI.

NAME                          AGE                              POSITION
------------------------      ---      --------------------------------------------------------
Ronald N. Zebeck                  43   President, Chief Executive Officer and Director

William J. Brennan                60   Senior Vice President, Sales and Account Management

Douglas B. McCoy                  51   Senior Vice President, Operations

Robert W. Oberrender              38   Senior Vice President, Chief Financial Officer

Douglas L. Scaliti                40   Senior Vice President, Marketing

Z. Jill Barclift                  40   Vice President, General Counsel

David R. Reak                     39   Vice President, Credit Risk

Jean C. Benson                    30   Director of Finance, Corporate Controller

    Ronald N. Zebeck is President and Chief Executive Officer and a director of MCI. He has been President of Metris Direct, Inc. since March 1994 and has served as Chief Executive Officer of Direct Merchants Bank since August 1995. Mr. Zebeck was Managing Director, GM Card Operations of General Motors Corporation from 1991 to 1993, Vice President, Marketing and Strategic Planning of Advanta Corporation (Colonial National Bank USA) from 1987 to 1991, Director of Strategic Planning of TSO Financial (later Advanta Corporation) from 1986 to 1987 and held various credit card and credit-related positions at Citibank affiliates from 1976 to 1986.

    William J. Brennan has been Senior Vice President, Sales and Account Management of MCI since June 1997. Prior to joining the Company, he had been Senior Vice President of Member Relations for MasterCard International Inc. from 1989 to 1997. He spent 12 years with First Interstate Bancorp, holding Senior Vice President positions in both its bankcard and retail banking operations and, before that, was Senior Vice President of Operations at Diners Club Inc. for 10 years.

    Douglas B. McCoy has been Senior Vice President, Operations of MCI since December 1996 and was Vice President, Operations of Metris Direct, Inc. from January 1995 to November 1996. In addition, he has been President of Direct Merchants Bank since July, 1995. Prior to joining the Company, he was Vice President, Credit Administration of USAA Federal Savings Bank from September 1984 to January 1995, Assistant Vice President, Credit Administration of Bank of Oklahoma from July 1984 to September 1984, Assistant Vice President, Operations of First National Bank of Tulsa from May 1982 to July 1984 and Assistant Vice President, Credit Card Marketing of The Bank of New Orleans from April 1978 to April 1982.

    Robert W. Oberrender has been Senior Vice President, Chief Financial Officer of MCI since December 1996. He held the position of Vice President, Chief Financial Officer of the Company from August 1996 to December 1996. He was Vice President, Treasurer of FCI from July 1994 to July 1996, and was Assistant Treasurer of FCI from February 1993 until July 1994. Mr. Oberrender was Vice President, Corporate Finance & Banking Group of Chemical Bank (now The Chase Manhattan Bank) for more than five years before joining FCI.

    Douglas L. Scaliti has been Senior Vice President, Marketing of MCI since December 1996. He was Vice President, Marketing of MCI from August 1996 to November 1996 and held that position at Metris Direct, Inc. since September 1994. For the 12 years prior to joining the Company, he held several positions at Advanta Corporation (Colonial National Bank USA): Senior Marketing Manager, Credit Cards from 1987 to 1994, Operations Consultant, Profit Improvement from 1985 to 1987 and Credit Operations Manager from 1982 to 1985. Prior to that he was Assistant Branch Manager of Avco Financial Services from 1980 to 1982. Mr. Scaliti also serves on the First Data Resources Market Area Advisory Group.

    David R. Reak has been Vice President, Credit Risk of MCI since October 1996. He was Senior Director, Credit Risk of Metris Direct, Inc. from December 1995 to October 1996. For 12 years prior to joining the Company, he had several positions at American Express, Travel Related Services Company, including:
Senior Manager, Credit Risk Management Europe and Middle East from 1994 to December 1995, Senior Manager, Credit Risk Management U.S. Consulting Group from 1992 to 1994, and Project Manager, Credit Research and Analysis from 1990 to 1992.

    Z. Jill Barclift has been Vice President, General Counsel of MCI since December 1996 and was Assistant General Counsel from April 1996 to December 1996. Before joining the Company she held various positions at Household International, Inc. and Household Credit Services, Inc. from October 1989 to April 1996, most recently as Associate General Counsel. Before that she was Senior Counsel at Dean Witter Financial Services, Inc. from January 1984 to October 1989.

    Jean C. Benson has been Director of Finance, Corporate Controller of MCI since March 1997 and was Corporate Controller from August 1996 to March 1997. Prior to that she held various finance positions at the Company and FCI since October 1994. Prior to that she held various positions at Deloitte & Touche LLP (public accounting), specializing in the financial services industry from 1990 to 1994.

    Officers of the Company are elected by, and hold office at the will of, the Board of Directors and do not serve a "term of office" as such.

ITEM 2. PROPERTIES

    The Company currently leases its principal executive office space in St. Louis Park, Minnesota, consisting of approximately 75,000 square feet. The lease expires on November 30, 2000. Direct Merchants Bank leases office space in Salt Lake City, Utah, consisting of approximately 11,700 square feet. This lease expires on April 30, 1999. In addition, the Company leases facilities in Tulsa, Oklahoma, White Marsh, Maryland, and Champaign, Illinois, consisting of 61,000, 52,000, and 6,000 square feet, respectively. These leases expire on December 31, 1998, September 30, 2007, and November 30, 2002, respectively. The leased properties in Oklahoma and Maryland support the Company's collections, customer service and back office operations. The Company believes its facilities are suitable to its businesses and that it will be able to lease or purchase additional facilities as needed.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not involved in any legal proceeding that management believes may have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this item is set forth in the "Summary of Consolidated Quarterly Financial Information and Stock Data" on page 57 of the Company's Annual Report to Shareholders as of and for the year ended December 31, 1997 (the "1997 Annual Report") and is incorporated herein by reference.

    The Company made no sales of its equity securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is set forth under the caption "Selected Financial Data" on page 16 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Forward Looking Statements" on pages 17 to 33 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information required by this item is set forth under the captions "Management's Discussion and Analysis--Market Risk" on pages 29 and 30 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
ASSETS:
Cash and due from banks                                                                     $   21,006  $    8,902
Federal funds sold                                                                              27,089      19,001
Short-term investments                                                                             128       4,179
                                                                                            ----------  ----------
  Cash and cash equivalents                                                                     48,223      32,082
                                                                                            ----------  ----------
Credit card loans:
  Loans held for securitization                                                                  8,795      14,164
  Retained interests in loans securitized                                                      471,831     201,165
    Less: Allowance for loan losses                                                             32,039      12,829
                                                                                            ----------  ----------
  Net credit card loans                                                                        448,587     202,500
                                                                                            ----------  ----------
Premises and equipment, net                                                                     15,464       5,163
Accrued interest and fees receivable                                                             4,310       2,942
Prepaid expenses and deferred charges                                                           18,473       4,826
Deferred income taxes                                                                           80,787      31,528
Customer base intangible                                                                        36,752         888
Other assets                                                                                    20,625       6,687
                                                                                            ----------  ----------
      TOTAL ASSETS                                                                          $  673,221  $  286,616
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES:
Interest-bearing deposit from affiliate                                                     $           $    1,000
Short-term borrowings                                                                          144,000      54,163
Long-term debt                                                                                 100,000
Accounts payable                                                                                35,356      15,583
Other payables due to credit card securitizations, net                                         134,559      36,619
Current income taxes payable to FCI                                                              9,701       1,460
Deferred income                                                                                 49,204      23,183
Accrued expenses and other liabilities                                                          24,363      15,890
                                                                                            ----------  ----------
      TOTAL LIABILITIES                                                                        497,183     147,898
                                                                                            ----------  ----------
STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized, none issued or outstanding
Common stock, par value $.01 per share; 100,000,000 shares authorized, 19,225,000 shares
  issued and outstanding                                                                           192         192
Paid-in capital                                                                                107,059     107,220
Retained earnings                                                                               68,787      31,306
                                                                                            ----------  ----------
      TOTAL STOCKHOLDERS' EQUITY                                                               176,038     138,718
                                                                                            ----------  ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  673,221  $  286,616
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying Notes to Consolidated Financial Statements

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1997        1996       1995
                                                                                 ----------  ----------  ---------
INTEREST INCOME:
Credit card loans..............................................................  $   66,695  $   29,028  $   7,054
Federal funds sold.............................................................       1,636         867        487
Other..........................................................................         863         299         75
                                                                                 ----------  ----------  ---------
    Total interest income......................................................      69,194      30,194      7,616
INTEREST EXPENSE:
Deposit........................................................................           7          48         36
Borrowings.....................................................................      11,944       4,058      1,181
                                                                                 ----------  ----------  ---------
    Total interest expense.....................................................      11,951       4,106      1,217
                                                                                 ----------  ----------  ---------
NET INTEREST INCOME............................................................      57,243      26,088      6,399
Provision for loan losses......................................................      43,989      18,477      4,393
                                                                                 ----------  ----------  ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES............................      13,254       7,611      2,006
                                                                                 ----------  ----------  ---------
OTHER OPERATING INCOME:
Net extended service plan revenues.............................................       7,911      20,420     17,779
Net securitization and credit card servicing income............................      79,533      49,921     16,003
Credit card fees, interchange and other credit card income.....................      43,731      26,028     10,639
Fee-based services revenues....................................................      55,502      29,853      6,662
                                                                                 ----------  ----------  ---------
                                                                                    186,677     126,222     51,083
                                                                                 ----------  ----------  ---------
OTHER OPERATING EXPENSE:
Credit card account and other product solicitation and marketing expenses......      30,503      29,297     23,089
Employee compensation..........................................................      35,200      23,068      2,466
Data processing services and communications....................................      20,087      12,757      3,090
Third-party servicing expense..................................................      12,711       9,207      5,300
Warranty and debt waiver underwriting and claims servicing expense.............       6,053      10,024      6,552
Credit card fraud losses.......................................................       3,240       2,276        775
Other..........................................................................      30,254      14,658      4,368
                                                                                 ----------  ----------  ---------
                                                                                    138,048     101,287     45,640
                                                                                 ----------  ----------  ---------
INCOME BEFORE INCOME TAXES.....................................................      61,883      32,546      7,449
Income taxes...................................................................      23,825      12,530      2,868
                                                                                 ----------  ----------  ---------
NET INCOME.....................................................................  $   38,058  $   20,016  $   4,581
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
EARNINGS PER SHARE:
Basic..........................................................................  $     1.98  $     1.21  $    0.29
Diluted........................................................................  $     1.88  $     1.17  $    0.28
SHARES USED TO COMPUTE EPS:
Basic..........................................................................      19,225      16,572     15,967
Diluted........................................................................      20,238      17,129     16,369

          See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                       TOTAL
                                                                          PAID-IN    RETAINED      STOCKHOLDERS'
                                                         COMMON STOCK     CAPITAL    EARNINGS         EQUITY
                                                        ---------------  ----------  ---------  -------------------
BALANCE, DECEMBER 31, 1994............................     $             $       28  $   6,709      $     6,737
  Net income..........................................                                   4,581            4,581
  Contributions from FCI..............................                       60,000                      60,000
                                                               -----     ----------  ---------         --------

BALANCE, DECEMBER 31, 1995............................     $             $   60,028  $  11,290      $    71,318
  Net income..........................................                                  20,016           20,016
  Company reorganization..............................           160           (160)
  Issuance of common stock............................            32         47,352                      47,384
                                                               -----     ----------  ---------         --------

BALANCE, DECEMBER 31, 1996............................     $     192     $  107,220  $  31,306      $   138,718
  Net income..........................................                                  38,058           38,058
  Dividends and other.................................                         (161)      (577)            (738)
                                                               -----     ----------  ---------         --------

BALANCE, DECEMBER 31, 1997............................     $     192     $  107,059  $  68,787      $   176,038

          See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                             1997           1996          1995
                                                                         -------------  -------------  -----------
OPERATING ACTIVITIES:
Net income.............................................................  $      38,058  $      20,016  $     4,581
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Provision for loan losses............................................         43,989         18,477        4,393
  Depreciation and amortization........................................         15,942          7,329        2,808
  (Gain)/net amortization of gain on securitization of credit card
    loans..............................................................         (1,376)         6,194       (7,267)
Changes in operating assets and liabilities:
  Accrued interest and fees receivable.................................         (1,368)          (719)      (2,223)
  Prepaid expenses and deferred charges................................        (23,150)        (6,045)      (6,696)
  Deferred income taxes................................................        (49,259)       (27,222)      (4,108)
  Accounts payable and accrued expenses................................         28,246          8,110       20,374
  Other payables/receivables due to/from credit card securitizations,
    net................................................................         98,670         61,542      (24,572)
  Current income taxes payable to FCI..................................          8,241         (3,718)       5,051
  Deferred income......................................................         26,021         13,096       10,084
  Other................................................................        (16,022)        (4,084)      (4,431)
                                                                         -------------  -------------  -----------
Net cash provided by (used in) operating activities....................        167,992         92,976       (2,006)
                                                                         -------------  -------------  -----------
INVESTING ACTIVITIES:
Proceeds from sales of loans...........................................      1,665,700        952,055      448,555
Net loans originated or collected......................................     (1,260,620)    (1,081,644)    (528,864)
Credit card portfolio acquisition......................................       (733,486)                    (15,469)
Net decrease in loans to FCI...........................................                                      9,375
Additions to premises and equipment....................................        (11,705)        (4,113)      (1,353)
                                                                         -------------  -------------  -----------
Net cash used in investing activities..................................       (340,111)      (133,702)     (87,756)
                                                                         -------------  -------------  -----------
FINANCING ACTIVITIES:
(Decrease) increase in interest-bearing deposit........................         (1,000)                      1,000
Net (decrease) increase in short-term borrowings.......................         89,837         (9,319)      63,482
Net proceeds from issuance of common stock.............................                        47,384
Issuance of senior notes...............................................        100,000
Cash dividends paid....................................................           (577)
Capital contributions from FCI.........................................                                     60,000
                                                                         -------------  -------------  -----------
Net cash provided by financing activities..............................        188,260         38,065      124,482
                                                                         -------------  -------------  -----------
Net increase (decrease) in cash and cash equivalents...................         16,141         (2,661)      34,720
Cash and cash equivalents at beginning of year.........................         32,082         34,743           23
                                                                         -------------  -------------  -----------
Cash and cash equivalents at end of year...............................  $      48,223  $      32,082  $    34,743
                                                                         -------------  -------------  -----------
                                                                         -------------  -------------  -----------

          See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries (collectively, the "Company"). The Company is an information-based direct marketer of consumer credit products and fee-based services and extended service plans primarily to moderate-income consumers. The Company's business is conducted through Metris Direct, Inc., Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"), Metris Funding Co. ("MFC") and Metris Receivables, Inc. ("MRI"), each a wholly-owned direct or indirect subsidiary of MCI.

    Prior to September 1996, Metris Direct, Inc., (previously known as Fingerhut Financial Services Corporation) operated as a division of Fingerhut Companies, Inc. ("FCI"). During September 1996, FCI reorganized the business through the formation of MCI. The stock of Metris Direct, Inc., Direct Merchants Bank, DMCCB, Inc., and MRI, in addition to the assets, liabilities and equity of certain portions of the extended service plan business, was contributed to the Company from FCI and its subsidiaries. In October 1996, the Company completed an initial public offering of its common stock (see Note 7).

    In early 1995, the Company's need for cash to fund credit card loans and for other general business purposes exceeded the cash generated by its other businesses. Consequently, the Company borrowed funds or obtained capital from FCI to fund its ongoing operations from early 1995 to late 1996. The consolidated financial statements include an allocation of FCI's interest expense for the Company's net borrowings from FCI. The consolidated financial statements also reflect a $60 million allocation of capital from FCI to the Company during 1995. This capital contribution was made in installments at the beginning of each month throughout 1995, in order to maintain the Company's equity at a level sufficient to support the growth in managed assets experienced by the Company during 1995 (generally at approximately 10% of total managed assets at the end of each month).

    The consolidated financial statements also include an allocation of expenses for certain data processing and information systems, audit, accounting, treasury, legal, human resources, customer service and other administrative support historically provided by FCI and its subsidiaries to the Company. Such expenses were based on the actual use of such services or were based on other allocation methods that, in the opinion of management, are reasonable. During 1996, FCI and the Company entered into an administrative services agreement that covers such expense allocations and the provision of future services using similar rates and allocation methods for various terms, the latest of which expires at the end of 1998. The consolidated financial statements also reflect the retroactive effects of intercompany agreements entered into during 1996, including co-brand credit card, database access, data sharing and extended service plan agreements with Fingerhut, and a tax sharing agreement with FCI. These agreements have original terms ranging up to seven years, expiring no later than October 2003.

    All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.

PERVASIVENESS OF ESTIMATES

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED) consolidated financial statements as well as the reported amount of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

    The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

FEDERAL FUNDS SOLD

    Federal funds sold are short-term loans made to banks through the Federal Reserve System. It is the Company's policy to make such loans only to banks that are considered to be in compliance with their regulatory capital requirements.

CREDIT CARD LOANS HELD FOR SECURITIZATION

    Credit card loans held for securitization are loans the Company intends to securitize, generally no later than three months from origination and are recorded at the lower of aggregate cost or market value.

SECURITIZATION, RETAINED INTERESTS IN LOANS SECURITIZED AND SECURITIZATION
  INCOME

    The Company securitizes and sells a portion of its credit card loans to both public and private investors through the Metris Master Trust (the "Trust") and a third-party bank sponsored, commercial paper funded, multi-seller receivables conduit (the "Conduit"). The Company retains participating interests in the credit card loans (under "Retained interests in loans securitized") on the consolidated balance sheets. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales for financial reporting purposes and the associated loans are not reflected on the consolidated balance sheets.

    Beginning in 1997, the sales of these loans have been recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Upon sale, the sold credit card loans are removed from the balance sheet and the related financial and servicing assets controlled and liabilities incurred are initially measured at fair value, if practicable. SFAS 125 also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. The adoption of SFAS 125 did not have a material effect on the Company's financial statements.

    Prior to January 1, 1997, the sales of these loans were recorded in accordance with SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse". Upon sale, the loans were removed from the balance sheet, and a gain on sale was recognized for the difference between the carrying value of the loans and the adjusted sales proceeds. The adjusted sales proceeds are based on a present value estimate of future cash flows to be received over the life of the loans, net of certain funding and servicing costs. The resulting gain was further reduced for estimated loan losses over the life of the related loans under the limited recourse provisions.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The securitization and sale of credit card loans changes the Company's interest in such loans from lender to servicer, with a corresponding change in how revenue is reported in the income statement. For securitized and sold credit card loans, amounts that otherwise would have been recorded as interest income, interest expense, fee income and provision for loan losses are instead reported in other operating income as "Net securitization and credit card servicing income." The Company has various receivables from and payables to the Trust or Conduit and other assets/liabilities as a result of securitizations, including: amounts deposited in an investor reserve account held by the Trust for the benefit of the Trust's certificateholders; interest rate caps and swaps; accrued interest and fees on the securitized receivables; servicing fee receivables; recourse reserves; interest-only strip (see discussion in Note 15); and various other receivables. These amounts are reported as "Other payables due to credit card securitizations, net" on the consolidated balance sheets.

    The Company securitized approximately $1.7 billion and $1.0 billion of credit card loans in 1997 and 1996, respectively. At December 31, 1997, the Company had approximately $3.1 billion of investors' interests in securitized loans, with expected maturities from 1998 to 2006.

ALLOWANCE FOR LOAN LOSSES

    Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing on-balance sheet loan portfolio. In evaluating the adequacy of the allowance for loan losses, management considers several factors, including: historical charge-off and recovery activity by age (vintage) of each loan portfolio (noting any particular trends over recent periods); recent delinquency and collection trends by vintage; current economic conditions and the impact such conditions might have on borrowers' ability to repay; the risk characteristics of the portfolios; and other factors. Significant changes in these factors could affect the adequacy of the allowance for loan losses in the near term. Credit card accounts are generally charged off at the end of the month during which the loan becomes contractually 180 days past due, with the exception of bankrupt accounts, which are charged off immediately upon formal notification of bankruptcy, and accounts of deceased cardholders without a surviving, contractually liable individual, or an estate large enough to pay the debt in full, which are also charged off immediately upon notification.

DEBT WAIVER PRODUCTS

    Direct Merchants Bank offers various debt waiver products to its credit card customers for which it retains the claims risk. Revenue for such products is recognized ratably over the coverage period, generally one month, and reserves are provided for pending claims based on Direct Merchants Bank's historical experience with settlement of such claims. Revenues recorded for debt waiver products are included in the consolidated statements of income under "Fee-based services revenues" and were $47.6 million, $25.5 million, and $4.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. Unearned revenues and reserves for pending claims are recorded in the consolidated balance sheets in "Accrued expenses and other liabilities" and amounted to $4.0 million and $2.5 million as of December 31, 1997 and 1996, respectively.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PREMISES AND EQUIPMENT

    Premises, furniture and equipment, and computer hardware and software are stated at cost and depreciated on a straight-line basis over their estimated economic useful lives (three to ten years for furniture and equipment, three to five years for computer hardware, up to five years for software; and over the shorter of the estimated useful life or the term of the lease for leasehold improvements). The Company capitalizes software developed for internal use that represents major enhancements or replacements of operating and management information systems. Amortization of such capitalized software begins when the systems are fully developed and ready for implementation. Repairs and maintenance are charged to expense as incurred.

INTEREST INCOME ON CREDIT CARD LOANS

    Interest income on credit card loans is accrued and earned based on the principal amount of the loans outstanding using the effective-yield method. Accrued interest which has been billed to the customer but not yet received is classified on the balance sheet with the related credit card loans. Accrued interest which has not yet been billed to the customer is estimated and classified on the balance sheet separate from the loan balance. Interest income is generally recognized until a loan is charged off. At that time, the accrued interest portion of the charged off balance is deducted from current period interest income.

EXTENDED SERVICE PLANS

    The Company coordinates the marketing activities for Fingerhut's sales of extended service plans. The Company began performing administrative services and retained the claims risk for all extended service plans sold on or after January 1, 1997. As a result, extended service plan revenues and the incremental direct acquisition costs are deferred and recognized over the life of the related extended service plan contracts. The provision for service contract returns charged against revenues for the years ended December 31, 1997, 1996 and 1995 amounted to $4.6 million, $4.5 million and $3.6 million, respectively. Additionally, the Company reimburses Fingerhut for the cost of its marketing media and other services utilized in the sales of extended service plans, based on contracts sold and on media utilization costs as agreed to by the Company and Fingerhut. These media cost reimbursements were $3.6 million, $4.8 million, and $4.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

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

CREDIT CARD FEES AND ORIGINATION COSTS

    Credit card fees include annual membership, late payment, overlimit, returned check, and cash advance transaction fees. These fees are assessed according to the terms of the related cardholder agreements.

    The Company defers direct credit card origination costs associated with successful credit card solicitations that it incurs in transactions with independent third parties, and certain other costs that it incurs in connection with loan underwriting and the preparation and processing of loan documents. These

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) deferred credit card origination costs are netted against the related credit card annual fee, if any, and amortized on a straight-line basis over the cardholder's privilege period, generally 12 months. Net deferred fees were $9.2 million and $14.3 million as of December 31, 1997 and 1996, respectively.

SOLICITATION EXPENSES

    Credit card account costs, including printing, credit bureaus, list processing costs, telemarketing and postage, are generally expensed as incurred over the two to three month period during which the related responses to such solicitation are received.

CREDIT CARD FRAUD LOSSES

    The Company experiences credit card fraud losses from the unauthorized use of credit cards. These fraudulent transactions are expensed when identified, through the establishment of a reserve for the full amount of the transactions. These amounts are charged off after 90 days, after all attempts to recover the amounts from such transactions, including chargebacks to merchants and claims against cardholders, are exhausted.

INTEREST RATE RISK MANAGEMENT CONTRACTS

    The nature and composition of the Company's assets and liabilities and off-balance sheet items expose the Company to interest rate risk. The Company enters into a variety of interest rate risk management contracts such as interest rate swap and cap agreements in the management of its interest rate exposure. These interest rate risk management contracts are designated, and effective, as synthetic alterations of specific assets or liabilities (or groups of assets or liabilities) and off-balance sheet items. The monthly interest rate differential to be paid or received on these contracts is accrued and included in "Net securitization and credit card servicing income" on the consolidated statements of income. Premiums paid for such contracts and the related interest payable or receivable under such contracts are classified under "Other payables due to credit card securitization, net," on the consolidated balance sheets. Premiums paid for interest rate contracts are recorded at cost and amortized on a straight-line basis over the life of the contract. The Company has not sold or terminated any derivative financial instruments.

INCOME TAXES

    The Company is included in the consolidated federal income tax return and certain state income tax returns of FCI. Based on a tax sharing agreement between the Company and FCI, the provisions for federal and state income taxes are computed based only on the Company's financial results as if the Company filed its own federal and state income tax returns. Deferred taxes are based on the temporary differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts using enacted tax rates that are expected to apply for the year in which the differences are expected to reverse.

STATEMENTS OF CASH FLOWS

    The Company prepares its consolidated statements of cash flows using the indirect method, which requires a reconciliation of net income to net cash from operating activities. In addition, the Company nets

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) certain cash receipts and cash payments from credit card loans made to customers, including principal collections on those loans. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, short-term investments, (mainly money market funds) and all other highly liquid investments with original maturities of three months or less.

    Cash paid for interest during the years ended December 31, 1997, 1996 and 1995 was $9.4 million, $4.1 million, and $1.2 million, respectively. Cash paid for income taxes for the same periods was $64.8 million, $41.6 million, and $2.0 million, respectively.

EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS 128, "Earnings Per Share". This Statement is effective for financial statements issued for periods ending after December 15, 1997 and supersedes APB Opinion No. 15, "Earnings Per Share." The Statement replaces the presentation of primary earnings per share, ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires companies to restate prior-period EPS for all periods in which an income statement is presented. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS 128 requirements. The following table presents the computation of basic and diluted weighted average shares used in the per share calculations:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                                 (in thousands, except EPS)
Income available to common stockholders......................  $  38,058  $  20,016  $   4,581
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Weighted average common shares outstanding...................     19,225     16,572     15,967
Adjustments for dilutive securities:
Assumed exercise of outstanding stock options................      1,013        557        402
                                                               ---------  ---------  ---------
Diluted common shares........................................     20,238     17,129     16,369

Basic EPS....................................................  $    1.98  $    1.21  $    0.29
Diluted EPS..................................................       1.88       1.17       0.28

CUSTOMER BASE INTANGIBLE

    The customer base intangible represents the excess of amounts paid for portfolio acquisitions over the related credit card loan balances net of reserves and discounts. The intangible assets are amortized over the estimated periods of benefit, generally 5 to 7 years, in proportion to the expected benefits to be recognized.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 3--ALLOWANCE FOR LOAN LOSSES

    The activity in the allowance for loan losses is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Balance at beginning of year..................................  $  12,829  $   3,679  $
Allowance related to assets acquired, net.....................      4,619
Provision for loan losses.....................................     43,989     18,477      4,393
                                                                ---------  ---------  ---------
Loans charged off.............................................     30,065      9,514        720
Recoveries....................................................        667        187          6
                                                                ---------  ---------  ---------
Net loan charge-offs..........................................     29,398      9,327        714
                                                                ---------  ---------  ---------
Balance at end of year........................................  $  32,039  $  12,829  $   3,679
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

NOTE 4--PREMISES AND EQUIPMENT

    The carrying value of premises and equipment is as follows:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Furniture and equipment..................................................  $   6,346  $   1,013
Computer software and equipment..........................................      3,733      2,784
Construction in progress.................................................      4,937      1,710
Leasehold improvements...................................................      2,439        248
                                                                           ---------  ---------
Total....................................................................     17,455      5,755
Less: Accumulated depreciation and amortization..........................      1,991        592
                                                                           ---------  ---------
Balance at end of year...................................................  $  15,464  $   5,163
                                                                           ---------  ---------
                                                                           ---------  ---------

    Depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995 was $1.4 million, $0.4 million, and $0.1 million, respectively.

NOTE 5--SHORT-TERM BORROWINGS

    On September 16, 1996, the Company executed a $300 million, five-year revolving credit facility (the "Revolving Credit Facility"), with a group of banks, guaranteed by FCI.

    The Revolving Credit Facility is guaranteed by FCI and is further supported by the pledge of the stock of certain subsidiaries of the Company and certain loans and interests held therein by the Company. The Revolving Credit Facility also contains certain financial covenants standard for revolving credit facilities of this type including minimum net worth, minimum equity to managed assets ratio, maximum leverage, limitations on dividends and a limitation on indebtedness. In addition, the FCI guarantee includes certain covenants including minimum interest coverage, maximum leverage and minimum net worth for FCI. At December 31, 1997 and 1996, the Company and FCI were in compliance with these covenants.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 5--SHORT-TERM BORROWINGS (CONTINUED)
    The Company borrows under the Revolving Credit Facility, and prior to 1997, borrowed from FCI, to fund on-balance sheet loans and for other general business purposes. At December 31, 1997 and 1996, the Company had outstanding borrowings of $144 million and $50 million, respectively, under the Revolving Credit Facility and outstanding borrowings from FCI of $4.2 million at December 31, 1996. The weighted average interest rates on the Revolving Credit Facility borrowings at December 31, 1997 and 1996 were 6.5% and 5.9%, respectively. The weighted average interest rate on the borrowings from FCI was 7.1% at December 31, 1996.

NOTE 6--PORTFOLIO ACQUISITIONS

    In September 1997, the Company acquired a $317 million credit card portfolio from Key Bank USA, National Association. These credit card receivables were securitized and sold to investors through the Conduit. The Company retains an interest in the receivables which is financed by borrowings under the Revolving Credit Facility.

    In October 1997, the Company acquired a $405 million credit card portfolio from Mercantile Bank National Association. This portfolio was also securitized and sold through the Conduit. The Company retains an interest in the receivables which is financed by borrowings under the Revolving Credit Facility.

NOTE 7--INITIAL PUBLIC OFFERING

    In October, 1996, the Company completed an initial public offering of 3,258,333 shares of its common stock at $16 a share. The transaction reduced FCI's ownership interest in the Company to approximately 83%. The Company realized net cash proceeds of approximately $47.2 million from the sale of such shares after underwriting discounts, commissions and expenses of the offering.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 8--STOCK OPTIONS

    In connection with the initial public offering of the Company, the Company adopted the Metris Companies Inc. Long-Term Incentive and Stock Option Plan (the "Stock Option Plan"), which permits a variety of stock-based grants and awards and gives the Company flexibility in tailoring its long-term compensation programs. It provides that up to 1,860,000 shares of common stock, subject to adjustment in certain circumstances, are available for awards of stock options or other stock-based awards. As of December 31, 1997 and 1996, 303,925 and 557,425 shares, respectively, were available for grant.

    The Compensation Committee has the authority to determine the exercise prices, vesting dates or conditions, expiration dates and other material conditions upon which options or awards may be exercised, except that the option price for Incentive Stock Options ("ISOs") may not be less than 100% of the fair market value of the Common Stock on the date of grant (and not less than 110% of the fair market value in the case of an ISO granted to any employee owning more than 10% of the Common Stock) and the terms of nonqualified stock options may not exceed 15 years from the date of grant (not more than 10 years for ISOs and five years for ISOs granted to any employee owning more than 10% of the Common Stock). Full or part-time employees, consultants or independent contractors to the Company are eligible to receive nonqualified options and awards. Only full or part-time employees are eligible to receive ISOs.

    Effective March 1994, FCI granted the Company's Chief Executive Officer ("CEO") a tandem option (the "Tandem Option") for either (a) 55,000 shares of FCI's common stock at an exercise price of $15 per share or (b) a 3.3% equity interest in the portion of the Company that exceeds two times the estimated fair value of the Company in March 1994. In connection with the initial public offering, the 3.3% equity interest was converted into options for 656,075 shares of the Company's common stock with an exercise price of $2.76 per share, which vests over five years from the effective date. Compensation expense of $0.7 million and $7.8 million related to these options was recorded for the years ended December 31, 1997 and 1996, respectively.

    During 1997 the Company granted 318,500 options to officers and employees of the Company. At the time of the initial public offering, the Company granted officers and employees of the Company, Fingerhut, and others options to purchase an aggregate of 742,625 shares of common stock. Of these, 646,500 options were granted at an exercise price of $16 and the balance were granted at a below-market exercise price per share, for which expense of $1.2 million was recorded for the year ended December 31, 1996. All options granted to current officers and employees of the Company and Fingerhut were at the initial offering price.

    The Company also adopted the Metris Companies Inc. Non-Employee Director Stock Option Plan (the "Director Plan"). Originally, such plan permitted up to 20,000 shares of common stock subject to certain adjustments in certain circumstances. In 1997, the Board of Directors amended the plan to provide up to 100,000 shares of common stock for awards of options, subject to adjustments in certain circumstances. During 1997 the Company granted 20,000 options and at the time of the initial public offering the Company granted 10,000 options. At December 31, 1997 and 1996, 70,000 and 10,000 shares, respectively, were available for grant. This plan is subject to approval by the shareholders of the Company at the annual meeting in 1998. Because FCI will still own approximately 83% of the common stock on the record date for such meeting and FCI has stated it will approve such plan, the Company expects this plan to be adopted.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 8--STOCK OPTIONS (CONTINUED)
    The Company has adopted the disclosure-only provisions of SFAS No. 123 Accounting for Stock-Based Compensation." Accordingly, the Company continues to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the guidelines of Opinion 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. Had compensation cost for these plans been determined based on the fair value methodology prescribed by SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Net earnings, as reported.....................................  $  38,058  $  20,016  $   4,581
Net earnings, pro forma.......................................  $  36,819  $  17,395  $   4,581
Diluted earnings per shares, as reported......................  $    1.88  $    1.17  $    0.28
Diluted earnings per share, pro forma.........................  $    1.82  $    1.02  $    0.28

    The above pro forma amounts may not be representative of the effects on reported net earnings for future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 1997 and 1996, respectively: dividend yield of 0.11% and 0.17%; expected volatility of 68.2% and 25.1%; risk-free interest rate of 6.34% and 6.48%; and expected lives of 7 years and 6.5 years. There were no options granted in 1995.

    Information regarding the Company's stock options for 1997, 1996 and 1995 is as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------------------------
                                                               1997                     1996                     1995
                                                      -----------------------  -----------------------  ----------------------
                                                                   WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                                    AVERAGE                  AVERAGE                 AVERAGE
                                                                   EXERCISE                 EXERCISE                EXERCISE
                                                        SHARES       PRICE       SHARES       PRICE      SHARES       PRICE
                                                      ----------  -----------  ----------  -----------  ---------  -----------
Options outstanding, beginning of year..............   1,408,700   $    8.93      656,075   $    2.76     656,075   $    2.76
Options exercised...................................
Options granted.....................................     338,500       40.58      752,625       14.31
Options canceled/forfeited..........................      65,000       16.00
                                                      ----------  -----------  ----------  -----------  ---------       -----
Options outstanding, end of year....................   1,682,200       15.03    1,408,700        8.93     656,075        2.76
Weighted-average fair value of options, granted
  during the year...................................                   28.29                    11.54

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 8--STOCK OPTIONS (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                                 OPTIONS EXERCISABLE
                                           OPTIONS OUTSTANDING             --------------------------------
                                 ----------------------------------------     NUMBER
                     NUMBER        WEIGHTED-AVERAGE                         EXERCISABLE
                 OUTSTANDING AT        REMAINING        WEIGHTED-AVERAGE        AT        WEIGHTED AVERAGE
EXERCISE PRICE      12/31/97       CONTRACTUAL LIFE      EXERCISE PRICE      12/31/97      EXERCISE PRICE
---------------  --------------  ---------------------  -----------------  -------------  -----------------
$2.76...........      752,200                5.7            $    2.76          553,327        $    2.76
$16.00-$24.00...      604,500                8.8                16.17          295,000            16.27
$24.01-$46.00...      325,500                9.7                41.24           10,000            39.00

NOTE 9--EMPLOYEE BENEFIT PLANS

    In January 1997, the Company adopted a defined contribution profit sharing plan (the "Retirement Plan") that provides retirement benefits for eligible employees. During 1997, the Company's employees participated in the Retirement Plan, which provides savings and investment opportunities. The Retirement Plan stipulates that eligible employees with at least one year of service may elect to contribute to the Retirement Plan. The Company matches a portion of employee contributions and makes discretionary contributions based upon the Company's financial performance. For the year ended December 31, 1997, the Company contributed $0.9 million to the Retirement Plan.

    Prior to 1997, employees of Direct Merchants Bank participated in a defined contribution plan maintained by Direct Merchants Bank that covered substantially all of its employees. This plan was merged with and into the Retirement Plan and the funds transferred to the Retirement Plan respective accounts. Direct Merchants Bank employees were eligible to participate in the Retirement Plan as of January 1, 1997.

NOTE 10--INCOME TAXES

    The components of the provision for income taxes consisted of the following:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 1997        1996       1995
                                                              ----------  ----------  ---------
Current:
  Federal...................................................  $   66,496  $   38,914  $   6,238
  State.....................................................       4,663       4,035        921
Deferred....................................................     (47,334)    (30,419)    (4,291)
                                                              ----------  ----------  ---------
                                                              $   23,825  $   12,530  $   2,868
                                                              ----------  ----------  ---------

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 10--INCOME TAXES (CONTINUED)
    A reconciliation of the Company's effective income tax rate compared to the statutory federal income tax rate is as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            1997       1996       1995
                                                                          ---------  ---------  ---------
Statutory federal income tax rate.......................................       35.0%      35.0%      35.0%
State income taxes, net of federal benefit..............................        3.2%       3.2%       3.2%
Other, net..............................................................        0.3%       0.3%       0.3%
                                                                                ---        ---        ---
Effective income tax rate...............................................       38.5%      38.5%      38.5%
                                                                                ---        ---        ---

    The "other net" tax rate in 1997, 1996 and 1995 was composed of miscellaneous items, none of which was individually significant.

    The Company's deferred tax assets and liabilities are as follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Deferred income tax assets resulting from future deductible temporary differences:
  Allowance for loan losses and recourse reserves.......................  $  71,240  $  29,910
  Deferred revenues.....................................................     16,140      2,723
  Other.................................................................      9,344      1,592
                                                                          ---------  ---------
Total deferred tax assets...............................................  $  96,724  $  34,225
Deferred income tax liabilities resulting from future taxable temporary differences:
  Deferred solicitation and origination costs...........................  $   6,360  $   1,692
  Accrued interest on credit card loans.................................      8,577        578
  Other.................................................................      1,000        427
                                                                          ---------  ---------
Total deferred tax liabilities..........................................  $  15,937  $   2,697
                                                                          ---------  ---------
Net deferred tax assets.................................................  $  80,787  $  31,528
                                                                          ---------  ---------
                                                                          ---------  ---------

    Management believes, based on the Company's history of operating earnings, expectations for operating earnings in the future, and the expected reversals of taxable temporary differences, earnings will be sufficient to fully utilize the deferred tax assets.

NOTE 11--RELATED PARTY TRANSACTIONS

    FCI and its various subsidiaries have historically provided significant financial and operational support to the Company. Direct expenses incurred by FCI and/or its subsidiaries for the Company, and other expenses, have been allocated to the Company using various methods (headcount, actual or estimated usage, etc.). Since the Company has not historically operated as a separate stand-alone entity for all

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 11--RELATED PARTY TRANSACTIONS (CONTINUED) periods presented, these allocations do not necessarily represent the expenses and costs that would have been incurred directly by the Company had it operated on a stand-alone basis. However, management believes such allocations reasonably approximate market rates for the services performed. The direct and allocated expenses represent charges for services such as data processing and information systems, audit, certain accounting and other similar functions, treasury, legal, human resources, certain customer service and marketing analysis functions, certain executive time, and space and property usage allocations. In addition, the Company has historically managed the sales of credit insurance products for Fingerhut. In accordance therewith, the Company has allocated back to Fingerhut certain direct and other expenses using methods similar to those mentioned above. The historical expenses and cost allocations have been agreed to by the management of both FCI and the Company, the terms of which are summarized in an ongoing Administrative Services Agreement between FCI and the Company. This agreement provides for similar future services using similar rates and cost allocation methods for various terms, the latest of which expires on December 31, 1998.

    The financial statements also include an allocation of FCI interest expense for the net borrowings of the Company from FCI, or a net interest credit for the net cash flows of the Company loaned to FCI in certain periods. These allocations of interest expense or income for each of the periods presented were based on the net loans made or borrowings received between the Company and FCI, plus or minus the effects of intercompany balances outstanding during such periods. The interest rate used to calculate such expense or credit during such periods was based on the average short-term borrowing rates of FCI during the periods presented (see Note 5).

    The Company and Fingerhut have also entered into several other agreements that detail further business arrangements between the companies. The retroactive effects of these additional intercompany agreements and business arrangements have been reflected in the consolidated financial statements of the Company. The agreements entered into include a Co-Brand Credit Card Agreement and a Data Sharing Agreement, which provide for payment for every Fingerhut co-branded credit card account booked, as defined, and a payment based on card usage from such accounts. The parties have also entered into a Database Access Agreement, which provides the Company with the exclusive right to access and market financial services products, as defined, to Fingerhut customers, in exchange for an escalating non-refundable license fee, payable annually, ranging from $0.5 million to $2.0 million, based on the year within the term of the agreement ($1.5 million was paid in January 1998). The agreement also calls for a solicitation fee per product mailed to a Fingerhut customer, and a suppress file fee for each consumer name obtained from a third party and matched to the Fingerhut suppress file before its solicitation.

    The Company and Fingerhut have also entered into an Extended Service Plan Agreement, which provides the company with the exclusive right to provide and coordinate the marketing of extended service plans to the customers of Fingerhut. Revenues are received from Fingerhut from such sales, and the Company reimburses Fingerhut and/or its subsidiaries for certain marketing costs. Additionally, the Company and FCI have entered into a tax sharing agreement (see
Note 2).

    Finally, the Company and FCI entered into a registration rights agreement under which FCI has the right to require the Company to register under the Securities Act of 1933, as amended, or to qualify for sale, any securities of the Company that FCI owns, and the Company will be required to use reasonable efforts to cause such registration to occur, subject to certain limitations and conditions. The Company will bear the entire cost of the first three demand registrations attributable to FCI, and FCI will bear one-half

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 11--RELATED PARTY TRANSACTIONS (CONTINUED) of the costs of any subsequent demand registrations. These costs include legal fees and expenses of counsel for the Company, registration fees, printing expenses and other related costs. FCI, however, will be required to pay any underwriting discounts and commissions associated with the sale of its securities and the fees and expenses of its own counsel.

    The following table summarizes the amounts of these direct expense charges and cost allocations (including net interest income or expense), and the costs to the Company of the intercompany agreements mentioned above, for each of the years reflected in the financial statements of the Company:

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
REVENUES:
Net extended service plan revenues............................  $   7,911  $  20,420  $  17,779
EXPENSES:
Interest expense..............................................                 3,178      1,181
Credit card account and other product solicitation and
  marketing expenses..........................................      8,432      9,335      8,204
Data processing services and communications...................      1,837      1,324        320
Third-party customer service and collections expenses.........                              500
Other affiliate cost allocations..............................      1,336        950      1,680

    In the ordinary course of business, executive officers of the Company or FCI may have credit card loans issued by the Company. Pursuant to the Company's policy, such loans are issued on the same terms as those prevailing at the time for comparable loans with unrelated persons and do not involve more than the normal risk of collectibility.

NOTE 12--COMMITMENTS AND CONTINGENCIES

    Commitments to extend credit to consumers represent the unused credit limits on open credit card accounts. These commitments amounted to $4.1 billion and $1.2 billion as of December 31, 1997 and 1996, respectively. While these amounts represent the total lines of credit available to the Company's customers, the Company has not experienced and does not anticipate all of its customers will exercise their entire available line at any given point in time. The Company also has the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

    The Company leases certain office facilities and equipment under various cancelable and non-cancelable operating lease agreements that provide for the payment of a proportionate share of property taxes, insurance and other maintenance expenses. These leases also may include scheduled rent increases and renewal options. In addition, certain of these obligations have been guaranteed by FCI. Rental expense for such operating leases for the years ended December 31, 1997, 1996 and 1995 was $3.9 million, $1.1 million and $0.2 million, respectively.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

    Future minimum lease commitments at December 31, 1997 under cancelable and non-cancelable operating leases are as follows:

1998...............................................................  $   4,686
1999...............................................................      3,543
2000...............................................................      2,196
2001...............................................................        839
2002...............................................................        678
Thereafter.........................................................      2,908
                                                                     ---------
  Total minimum lease payments.....................................  $  14,850
                                                                     ---------

NOTE 13--CAPITAL REQUIREMENTS AND RESTRICTED PAYMENTS

    In the normal course of business, the Company enters into agreements, or is subject to regulatory requirements, that result in cash, debt and dividend or other capital restrictions.

    The Federal Reserve Act imposes various legal limitations on the extent to which banks can finance or otherwise supply funds to their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to or other covered transactions, such as certain purchases of assets, with the Company or its affiliates with certain restrictions. Such restrictions limit Direct Merchants Bank's ability to lend to the Company and its affiliates. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to the Company in accordance with the National Bank Act dividend provisions.

    Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the Office of the Comptroller of the Currency ("OCC"). The OCC considers a range of factors when determining capital adequacy, such as the organization's size, quality, liquidity and internal controls. At December 31, 1997 and 1996, Direct Merchants Bank's Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a "well capitalized" depository institution under regulations of the OCC.

    The Company is also bound by restrictions set forth in an indenture related to the Senior Notes dated November 7, 1997 (see Note 16). Pursuant to that indenture, the Company may not make dividend payments in the event of a default or if all such restricted payments would exceed 25% of the aggregate cumulative net income of the Company.

NOTE 14--CONCENTRATIONS OF CREDIT RISK

    A concentration of credit risk is defined as significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. The Company is active in originating credit card loans throughout the United States, and no individual or group had a significant

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 14--CONCENTRATIONS OF CREDIT RISK (CONTINUED) concentration of credit risk at December 31, 1997 or 1996. The following table details the geographic distribution of the Company's retained, sold and managed credit card loans:

                                                         RETAINED       SOLD        MANAGED
                                                        ----------  ------------  ------------
DECEMBER 31, 1997
Texas.................................................  $   61,844  $    394,571  $    456,415
California............................................      58,098       370,652       428,750
Florida...............................................      35,654       227,477       263,131
New York..............................................      29,246       186,589       215,835
Ohio..................................................      17,961       114,589       132,550
Illinois..............................................      15,914       101,533       117,447
Pennsylvania..........................................      15,681       100,048       115,729
All Others............................................     246,228     1,570,851     1,817,079
                                                        ----------  ------------  ------------
  Total...............................................  $  480,626  $  3,066,310  $  3,546,936
                                                        ----------  ------------  ------------
DECEMBER 31, 1996
California............................................  $   27,053  $    175,892  $    202,945
Florida...............................................      17,505       113,819       131,324
New York..............................................      17,034       110,754       127,788
Texas.................................................      16,480       107,151       123,631
Ohio..................................................       9,409        61,179        70,588
Pennsylvania..........................................       8,654        56,267        64,921
Illinois..............................................       7,989        51,940        59,929
All Others............................................     111,205       723,609       834,814
                                                        ----------  ------------  ------------
  Total...............................................  $  215,329  $  1,400,611  $  1,615,940
                                                        ----------  ------------  ------------

    The Company targets its consumer credit products primarily to moderate income consumers. Primary risks associated with lending to this market are that they may be more sensitive to future economic downturns, which may make them more likely to default on their obligations.

    At December 31, 1997, 1996 and 1995, the majority of federal funds sold were made to one bank, which represents a concentration of credit risk to the Company. The Company is able to monitor and mitigate this risk since all federal funds are sold on a daily origination and repayment basis and therefore may be recalled quickly should the credit risk of the counterparty bank increase above certain limits set by the Company.

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company has estimated the fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". Financial instruments include both assets and liabilities, whether or not recognized in the Company's consolidated balance sheets, for which it is practicable to estimate fair value. Additionally, certain intangible assets recorded on the consolidated balance sheets, such as purchased credit card relationships, and other intangible assets not recorded on the consolidated balance sheets (such as the value of the credit card relationships for originated loans and the

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) franchise values of the Company's various lines of business) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. The Company believes that there is substantial value associated with these assets based on current market conditions, including the purchase and sale of such assets. Accordingly, the aggregate estimated fair value amounts presented do not represent the entire underlying value of the Company.

    Quoted market prices generally are not available for all of the Company's financial instruments. Accordingly, in cases where quoted market prices are not available, fair values were estimated using present value and other valuation techniques that are significantly affected by the assumptions used, including the discount rate and estimated future cash flows. Such assumptions are based on historical experience and assessment regarding the ultimate collectibility of assets and related interest, and estimates of product lives and repricing characteristics used in the Company's asset/liability management process. These assumptions involve uncertainties and matters of judgment, and therefore, cannot be determined with precision. Thus, changes in these assumptions could significantly affect the fair-value estimates.

    A description of the methods and assumptions used to estimate the fair value of each class of the Company's financial instruments is as follows:

CASH AND CASH EQUIVALENTS AND ACCRUED INTEREST AND FEES RECEIVABLE

    The carrying amounts approximate fair value due to the short-term nature of these instruments.

CREDIT CARD LOANS, NET OF ALLOWANCE FOR LOAN LOSSES

    Currently, credit card loans are originated with variable rates of interest that adjust with changing market interest rates. Thus, carrying value approximates fair value. However, this valuation does not include the value that relates to estimated cash flows generated from new loans from existing customers over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationships.

OTHER PAYABLES DUE TO CREDIT CARD SECURITIZATIONS, NET

    The components of this net liability are as follows:

    INTEREST-ONLY STRIP

    The fair value of the interest-only strip is estimated by discounting the expected future cash flows from the trusts at rates which management believes to be consistent with those that would be used by an independent third party. However, because there is no active market for this, the fair values presented may not be indicative of the value negotiated in an actual sale. The future cash flows used to estimate fair value is limited to the receivables that exist at year end and does not reflect the value associated with future receivables generated by cardholder activity. The significant assumptions used to estimated fair value

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) include: (i) interest rates on trust assets; (ii) payment rates; (iii) anticipated charge-offs over the life of the loans under the recourse provisions; and (iv) discount rates and are summarized as follows:

                                                                                    DECEMBER 31,
                                                                              ------------------------
                                                                                 1997         1996
                                                                                 -----        -----
Discount rate...............................................................          10%           9%
Payment rate (monthly)......................................................           5%           6%
Default rate (annually).....................................................          14%          12%

    INTEREST RATE CAP AND SWAP AGREEMENTS

    The fair values of interest rate cap and swap agreements were obtained from dealer quoted prices. These values generally represent the estimated amounts the Company would receive or pay to terminate the agreements at the reporting dates, taking into consideration current interest rates and the current creditworthiness of the counterparties.

    OTHER AMOUNTS

    For the other components of other payables due to credit card securitizations, net, the carrying amount is a reasonable estimate of the fair value.

INTEREST-BEARING DEPOSIT AND SHORT-TERM BORROWINGS

    Interest-bearing deposit and short-term borrowings are made with variable rates of interest that adjust with changing market interest rates. Thus, carrying value approximates fair value.

LONG-TERM DEBT

    The fair value of the long-term debt was obtained from a quoted market price.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The estimated fair values of the Company's financial instruments are summarized as follows:

                                                                             DECEMBER 31,
                                              --------------------------------------------------------------------------
                                                              1997                                  1996
                                              ------------------------------------  ------------------------------------

                                                                  ESTIMATED FAIR                        ESTIMATED FAIR
                                              CARRYING AMOUNT         VALUE         CARRYING AMOUNT         VALUE
                                              ----------------  ------------------  ----------------  ------------------
Cash and cash equivalents...................    $     48,223        $   48,223        $     32,082        $   32,082
Credit card loans, net......................         448,587           448,587             202,500           202,500
Other payables due to credit card
  securitizations, net:
    Interest-only strip.....................           2,449             2,449               1,073             1,073
    Interest rate swap agreements in a net
      receivable position...................                            21,667                                 2,657
    Interest rate cap agreements............           3,497               170               4,143             1,989
    Other amounts...........................        (140,505)         (140,505)            (41,835)          (41,835)
Interest-bearing deposit from affiliate.....                                                 1,000             1,000
Short-term borrowings.......................         144,000           144,000              54,163            54,163
Long-term debt..............................         100,000           101,750

DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

    The Company has entered into interest rate cap and swap agreements to hedge its economic exposure to the impact of fluctuating interest rates associated with the spread between the floating rate loans owned by the Trust and the floating and fixed rate certificates issued by the Trust to fund the loans. In connection with the issuance of the $513 million Trust Series 1995-1 variable funding certificates in May 1995, the Company entered into eight-year agreements with bank counterparties in a total notional amount of $513 million effectively capping the potential impact to the Company of increases in the certificates' floating interest rate at 11.2%. Also, in connection with the issuance of $513 million of additional Trust Series 1995-1 certificates related to the September 1996 amendment of Trust Series 1995-1, the Company entered into additional six and two-thirds year agreements in a total notional amount of $513 million effectively capping the potential impact to the Company of increases in the new certificates' floating interest rate at 11.2%. The Company entered into interest rate swap agreements in April 1996 and May 1997 to effectively offset the potential impact of the fixed rate Trust Series 1996-1 and 1997-1 certificates by paying a floating rate. Total notional amounts of these swap transactions amounted to $605.5 million for Series 1996-1 and $722.5 million for Series 1997-1. These swaps exchanged an obligation to pay a weighted-average fixed rate of 6.26% and 6.69%, respectively, for a one month floating rate based on prevailing 30 day London Interday Offered Rate ("LIBOR"). The Company receives the benefits and bears the obligations of these swap transactions, with FCI guaranteeing the Company's performance under the swap agreements. The obligations of the Company and the counterparties under these swap agreements are settled on a monthly basis.

    Interest rate risk management contracts are generally expressed in notional principal or contract amounts that are much larger than the amounts potentially at risk for nonpayment by counterparties. Therefore, in the event of nonperformance by the counterparties, the Company's credit exposure is limited

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) to the uncollected interest and contract market value related to the contracts that have become favorable to the Company. Although the company does not require collateral from counterparties on its existing agreements, the Company does control the credit risk of such contracts through established credit approvals, risk control limits, and the ongoing monitoring of the credit ratings of counterparties. The Company currently has no reason to anticipate nonperformance by the counterparties.

NOTE 16--LONG-TERM DEBT

    In November 1997, the Company privately issued and sold $100 million of 10% Senior Notes due 2004 (the "Senior Notes") pursuant to an exemption under the Securities Act of 1933, as amended. In January 1998, the Company commenced an exchange offer for the Senior Notes pursuant to a registration statement. The terms of the new Senior Notes are identical in all material respects to the original private issue. The net proceeds of $97 million were used to pay down borrowings under the Revolving Credit Facility. The Senior Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc. (the "Guarantor"), and all future subsidiaries of the Company that guarantee any of the Company's indebtedness, including the Revolving Credit Facility. The guarantee is an unsecured obligation of the Guarantor and ranks pari passu with all existing and future unsubordinated indebtedness.

    Metris Direct, Inc. has various subsidiaries which have not guaranteed the Senior Notes. The following condensed consolidating financial statements of the Company, the Guarantor subsidiary and the non-guarantor subsidiaries are presented for purposes of complying with SEC reporting requirements. Separate financial statements of Metris Direct, Inc. and the non-guaranteeing subsidiaries are not presented because management has determined that the subsidiaries financial statements would not be material to investors.

                             METRIS COMPANIES INC.

                   SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

                               DECEMBER 31, 1997

                             (DOLLARS IN THOUSANDS)

                                             METRIS       GUARANTOR   NON-GUARANTOR
                                         COMPANIES INC.  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                         --------------  -----------  --------------  ------------  ------------
ASSETS:
Cash and due from banks................    $      320     $     390     $   20,296     $             $   21,006
Federal funds sold.....................                                     27,089                       27,089
Short-term investments.................            16                          112                          128
                                         --------------  -----------  --------------                ------------
Cash and cash equivalents..............           336           390         47,497                       48,223
                                         --------------  -----------  --------------                ------------
Credit card loans:
Loans held for securitization..........         8,140                          655                        8,795
Retained interests in loans
  securitized..........................                                    471,831                      471,831
Less: Allowance for loan losses........            54                       31,985                       32,039
                                         --------------  -----------  --------------                ------------
Net credit card loans..................         8,086                      440,501                      448,587
                                         --------------  -----------  --------------                ------------
Premises and equipment, net............                      13,899          1,565                       15,464
Accrued interest and fees receivable...             9                        4,301                        4,310
Prepaid expenses and deferred
  charges..............................           138        15,075          3,260                       18,473
Deferred income taxes..................           682        12,638         67,467                       80,787
Customer base intangible...............         1,567                       35,185                       36,752
Other assets...........................         3,489         6,983         10,153                       20,625
Investment in subsidiaries.............       349,731       366,977                      (716,708)
                                         --------------  -----------  --------------  ------------  ------------
Total assets...........................    $  364,038     $ 415,962     $  609,929     $ (716,708)   $  673,221
                                         --------------  -----------  --------------  ------------  ------------
                                         --------------  -----------  --------------  ------------  ------------

LIABILITIES:
Interest-bearing deposit from
  affiliate............................    $   (1,000)    $             $    1,000     $             $
Borrowings/intercompany balances.......       177,598         7,975        (41,573)                     144,000
Long-term debt.........................       100,000                                                   100,000
Accounts payable.......................        (1,086)        7,975         28,467                       35,356
Other payables due to credit card
  securitizations, net.................           491                      134,068                      134,559
Current income taxes payable to
  (receivable from) FCI................       (90,003)         (486)       100,190                        9,701
Deferred income........................            33        35,044         14,127                       49,204
Accrued expenses and other
  liabilities..........................         1,967        15,723          6,673                       24,363
                                         --------------  -----------  --------------                ------------
Total liabilities......................       188,000        66,231        242,952                      497,183
                                         --------------  -----------  --------------                ------------
STOCKHOLDERS' EQUITY:
Common stock...........................           192         1,002          1,002         (2,004)          192
Paid-in capital........................       107,059       279,842        279,815       (559,657)      107,059
Retained earnings......................        68,787        68,887         86,160       (155,047)       68,787
                                         --------------  -----------  --------------  ------------  ------------
TOTAL STOCKHOLDERS' EQUITY.............       176,038       349,731        366,977       (716,708)      176,038
                                         --------------  -----------  --------------  ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY...............................    $  364,038     $ 415,962     $  609,929     $ (716,708)   $  673,221
                                         --------------  -----------  --------------  ------------  ------------
                                         --------------  -----------  --------------  ------------  ------------

                             METRIS COMPANIES INC.

                   SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

                               DECEMBER 31, 1996

                             (DOLLARS IN THOUSANDS)

                                             METRIS       GUARANTOR   NON-GUARANTOR
                                         COMPANIES INC.  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                         --------------  -----------  --------------  ------------  ------------
ASSETS:
Cash and due from banks................    $      215     $      83     $    8,604     $             $    8,902
Federal funds sold.....................                                     19,001                       19,001
Short-term investments.................         4,160                           19                        4,179
                                         --------------  -----------  --------------                ------------
Cash and cash equivalents..............         4,375            83         27,624                       32,082
                                         --------------  -----------  --------------                ------------
Credit card loans:
Loans held for securitization..........                                     14,164                       14,164
Retained interests in loans
  securitized..........................        14,022                      187,143                      201,165
Less: Allowance for loan losses........           111                       12,718                       12,829
                                         --------------  -----------  --------------                ------------
Net credit card loans..................        13,911                      188,589                      202,500
                                         --------------  -----------  --------------                ------------
Premises and equipment, net............                       4,669            494                        5,163
Accrued interest and fees receivable...            26                        2,916                        2,942
Prepaid expenses and deferred
  charges..............................            30           620          4,176                        4,826
Deferred income taxes..................           290           575         30,663                       31,528
Customer base intangible...............                                        888                          888
Other assets...........................         1,187             5          5,495                        6,687
Investment in subsidiaries.............       128,125       131,730                      (259,855)
                                         --------------  -----------  --------------  ------------  ------------
TOTAL ASSETS...........................    $  147,944     $ 137,682     $  260,845     $ (259,855)   $  286,616
                                         --------------  -----------  --------------  ------------  ------------
                                         --------------  -----------  --------------  ------------  ------------

LIABILITIES:
Interest-bearing deposit from
  affiliate............................    $              $             $    1,000     $             $    1,000
Short-term borrowings/ intercompany
  balances.............................        50,172        (3,372)         7,363                       54,163
Accounts payable.......................          (383)        4,466         11,500                       15,583
Other payables due to credit card
  securitizations, net.................           559                       36,060                       36,619
Current income taxes payable to/
  (receivable from) FCI................       (41,277)       (6,834)        49,571                        1,460
Deferred income........................           153         2,060         20,970                       23,183
Accrued expenses and other
  liabilities..........................             2        13,237          2,651                       15,890
                                         --------------  -----------  --------------                ------------
Total liabilities......................         9,226         9,557        129,115                      147,898
                                         --------------  -----------  --------------                ------------
STOCKHOLDERS' EQUITY:
Common Stock...........................           192         1,000          1,000         (2,000)          192
Paid-in capital........................       107,220        82,028         82,002       (164,030)      107,220
Retained earnings......................        31,306        45,097         48,728        (93,825)       31,306
                                         --------------  -----------  --------------  ------------  ------------
TOTAL STOCKHOLDERS' EQUITY.............       138,718       128,125        131,730       (259,855)      138,718
                                         --------------  -----------  --------------  ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY...............................    $  147,944     $ 137,682     $  260,845     $ (259,855)   $  286,616
                                         --------------  -----------  --------------  ------------  ------------
                                         --------------  -----------  --------------  ------------  ------------

                             METRIS COMPANIES INC.

                SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME

                          YEAR ENDED DECEMBER 31, 1997

                             (DOLLARS IN THOUSANDS)

                                             METRIS       GUARANTOR   NON-GUARANTOR
                                         COMPANIES INC.  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                         --------------  -----------  --------------  ------------  ------------
INTEREST INCOME:
Credit card loans......................    $    1,063     $             $   65,632     $             $   66,695
Federal funds sold.....................                                      1,636                        1,636
Other..................................           184                          679                          863
                                         --------------               --------------                ------------
  Total interest income................         1,247                       67,947                       69,194
INTEREST EXPENSE:
Deposit................................                                          7                            7
Borrowings.............................        13,937           432         (2,425)                      11,944
                                         --------------  -----------  --------------                ------------
  Total interest expense/(income)......        13,937           432         (2,418)                      11,951
NET INTEREST INCOME/(EXPENSE)..........       (12,690)         (432)        70,365                       57,243
Provision for loan losses..............           682                       43,307                       43,989
                                         --------------  -----------  --------------                ------------
NET INTEREST INCOME/(EXPENSE) AFTER
  PROVISION FOR LOAN LOSSES............       (13,372)         (432)        27,058                       13,254
OTHER OPERATING INCOME:
Net extended service plan revenues.....                       7,911                                       7,911
Net securitization and credit card
  servicing income.....................        10,653                       68,880                       79,533
Credit card fees, interchange and other
  credit card income...................           478           (21)        43,274                       43,731
Fee-based services revenues............                         625         54,877                       55,502
                                         --------------  -----------  --------------                ------------
                                               11,131         8,515        167,031                      186,677
OTHER OPERATING EXPENSE:
Credit card account and other product
  solicitation and marketing
  expenses.............................                       1,783         28,720                       30,503
Employee compensation..................                      32,735          2,465                       35,200
Data processing services and
  communications.......................                       2,883         17,204                       20,087
Third-party servicing expense..........            51       (20,396)        33,056                       12,711
Warranty and debt waiver underwriting
  and claims servicing expense.........                         549          5,504                        6,053
Credit card fraud losses...............            27                        3,213                        3,240
Other..................................           382        12,644         17,228                       30,254
                                         --------------  -----------  --------------                ------------
                                                  460        30,198        107,390                      138,048
                                         --------------  -----------  --------------                ------------
INCOME/(LOSS) BEFORE INCOME TAXES AND
  EQUITY IN INCOME OF SUBSIDIARIES.....        (2,701)      (22,115)        86,699                       61,883
Income taxes...........................        (1,040)       (8,475)        33,340                       23,825
Equity in income of subsidiaries.......        39,719        53,359                       (93,078)
                                         --------------  -----------  --------------  ------------  ------------
NET INCOME/(LOSS)......................    $   38,058     $  39,719     $   53,359     $  (93,078)   $   38,058
                                         --------------  -----------  --------------  ------------  ------------
                                         --------------  -----------  --------------  ------------  ------------

                             METRIS COMPANIES INC.

                SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME

                          YEAR ENDED DECEMBER 31, 1996

                             (DOLLARS IN THOUSANDS)

                                             METRIS       GUARANTOR   NON-GUARANTOR
                                         COMPANIES INC.  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                         --------------  -----------  --------------  ------------  ------------
INTEREST INCOME:
Credit card loans......................    $      199     $             $   28,829     $             $   29,028
Federal funds sold.....................                                        867                          867
Other..................................           105                          194                          299
                                              -------    -----------  --------------                ------------
  Total interest income................           304                       29,890                       30,194
INTEREST EXPENSE:
Deposit................................                                         48                           48
Short-term borrowings..................         7,272        (2,575)          (639)                       4,058
                                              -------    -----------  --------------                ------------
  Total interest expense/(income)......         7,272        (2,575)          (591)                       4,106
                                              -------    -----------  --------------                ------------
NET INTEREST INCOME/(EXPENSE)..........        (6,968)        2,575         30,481                       26,088
Provision for loan losses..............            83                       18,394                       18,477
                                              -------    -----------  --------------                ------------
NET INTEREST INCOME/(EXPENSE) AFTER
  PROVISION FOR LOAN LOSSES............        (7,051)        2,575         12,087                        7,611
OTHER OPERATING INCOME:
Net extended service plan revenues.....                      20,420                                      20,420
Net securitization and credit card
  servicing income.....................         3,859                       46,062                       49,921
Credit card fees, interchange and other
  credit card income...................            49           107         25,872                       26,028
Fee-based services revenues............                       1,580         28,273                       29,853
                                              -------    -----------  --------------                ------------
                                                3,908        22,107        100,207                      126,222
OTHER OPERATING EXPENSE:
Credit card account and other product
  solicitation and marketing
  expenses.............................         5,805         9,563         13,929                       29,297
Employee compensation..................                      22,076            992                       23,068
Data processing services and
  communications.......................                       1,600         11,157                       12,757
Third-party servicing expense..........             3        (6,757)        15,961                        9,207
Warranty and debt waiver underwriting
  and claims servicing expense.........                       6,463          3,561                       10,024
Credit card fraud losses...............            10                        2,266                        2,276
Other..................................             1         9,900          4,757                       14,658
                                              -------    -----------  --------------                ------------
                                                5,819        42,845         52,623                      101,287
                                              -------    -----------  --------------                ------------
INCOME/(LOSS) BEFORE INCOME TAXES AND
  EQUITY IN INCOME OF SUBSIDIARIES.....        (8,962)      (18,163)        59,671                       32,546
Income taxes...........................        (3,450)       (6,993)        22,973                       12,530
Equity in income of subsidiaries.......        25,528        36,698                       (62,226)
                                              -------    -----------  --------------  ------------  ------------
NET INCOME/(LOSS)......................    $   20,016     $  25,528     $   36,698     $  (62,226)   $   20,016
                                              -------    -----------  --------------  ------------  ------------
                                              -------    -----------  --------------  ------------  ------------

                             METRIS COMPANIES INC.

                SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME

                          YEAR ENDED DECEMBER 31, 1995

                             (DOLLARS IN THOUSANDS)

                                             METRIS       GUARANTOR   NON-GUARANTOR
                                         COMPANIES INC.  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                         --------------  -----------  --------------  ------------  ------------
INTEREST INCOME:
Credit card loans......................    $              $             $    7,054     $             $    7,054
Federal funds sold.....................                                        487                          487
Other..................................                                         75                           75
                                         --------------  -----------       -------                  ------------
  Total interest income................                                      7,616                        7,616
INTEREST EXPENSE:
Deposit................................                                         36                           36
Short term borrowings..................         2,145          (979)            15                        1,181
                                         --------------  -----------       -------                  ------------
  Total interest expense/(income)......         2,145          (979)            51                        1,217
                                         --------------  -----------       -------                  ------------
NET INTEREST INCOME/(EXPENSE)..........        (2,145)          979          7,565                        6,399
Provision for loan losses..............                                      4,393                        4,393
                                         --------------  -----------       -------                  ------------
NET INTEREST INCOME/(EXPENSE) AFTER
  PROVISION FOR LOAN LOSSES............        (2,145)          979          3,172                        2,006
OTHER OPERATING INCOME:
Net extended service plan revenues.....                      17,779                                      17,779
Net securitization and credit card
  servicing income.....................                                     16,003                       16,003
Credit card fees, interchange and other
  credit card income...................                          30         10,609                       10,639
Fee-based services revenues............                       1,817          4,845                        6,662
                                         --------------  -----------       -------                  ------------
                                                             19,626         31,457                       51,083
OTHER OPERATING EXPENSE:
Credit card account and other product
  solicitation and marketing
  expenses.............................        11,244         8,289          3,556                       23,089
Employee compensation..................                       1,430          1,036                        2,466
Data processing services and
  communications.......................                          34          3,056                        3,090
Third-party servicing expense..........                         500          4,800                        5,300
Warranty and debt waiver underwriting
  and claims servicing expense.........                       5,854            698                        6,552
Credit card fraud losses...............                                        775                          775
Other..................................                       3,484            884                        4,368
                                         --------------  -----------       -------                  ------------
                                               11,244        19,591         14,805                       45,640
                                         --------------  -----------       -------                  ------------
INCOME/(LOSS) BEFORE INCOME TAXES AND
  EQUITY IN INCOME OF SUBSIDIARIES.....       (13,389)        1,014         19,824                        7,449
Income taxes...........................        (5,118)          375          7,611                        2,868
Equity in income of subsidiaries.......        12,852        12,213                       (25,065)
                                         --------------  -----------       -------    ------------  ------------
NET INCOME/(LOSS)......................    $    4,581     $  12,852     $   12,213     $  (25,065)   $    4,581
                                         --------------  -----------       -------    ------------  ------------
                                         --------------  -----------       -------    ------------  ------------

                             METRIS COMPANIES INC.

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1997

                             (DOLLARS IN THOUSANDS)

                                                          METRIS       GUARANTOR   NON-GUARANTOR
                                                      COMPANIES INC.  SUBSIDIARIES  SUBSIDIARIES   CONSOLIDATED
                                                      --------------  -----------  --------------  -------------
OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES........................................   $    (51,300)   $    (526)   $    219,818   $     167,992
                                                      --------------  -----------  --------------  -------------
INVESTING ACTIVITIES:
Proceeds from sales of loans........................                                   1,665,700       1,665,700
Net loans originated or collected...................          3,300                   (1,263,920)     (1,260,620)
Credit card portfolio acquisition...................                                    (733,486)       (733,486)
Additions to premises and equipment.................                     (10,515)         (1,190)        (11,705)
                                                      --------------  -----------  --------------  -------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES........................................          3,300      (10,515)       (332,896)       (340,111)
                                                      --------------  -----------  --------------  -------------
FINANCING ACTIVITIES:
Decrease in interest bearing deposit................         (1,000)                                      (1,000)
Net (decrease) increase in short-term borrowings....        127,425       11,348         (48,936)         89,837
Issuance of senior notes............................        100,000                                      100,000
Cash dividends paid.................................         15,350                      (15,927)           (577)
Capital contributions...............................       (197,814)                     197,814
                                                      --------------  -----------  --------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...........         43,961       11,348         132,951         188,260
                                                      --------------  -----------  --------------  -------------
Net (decrease) increase in cash and cash
  equivalents.......................................         (4,039)         307          19,873          16,141
Cash and cash equivalents at beginning of year......          4,375           83          27,624          32,082
                                                      --------------  -----------  --------------  -------------
Cash and cash equivalents at end of year............   $        336    $     390    $     47,497   $      48,223
                                                      --------------  -----------  --------------  -------------
                                                      --------------  -----------  --------------  -------------

                             METRIS COMPANIES INC.

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                            YEAR ENDED DECEMBER 31,

                             (DOLLARS IN THOUSANDS)

                                                          METRIS       GUARANTOR   NON-GUARANTOR
1996                                                  COMPANIES INC.  SUBSIDIARIES  SUBSIDIARIES   CONSOLIDATED
----------------------------------------------------  --------------  -----------  --------------  -------------
OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES........................................    $  (40,660)    $  (4,991)   $    138,627   $      92,976
                                                      --------------  -----------  --------------  -------------
INVESTING ACTIVITIES:
Proceeds from sales of loans........................                                     952,055         952,055
Net loans originated or collected...................       (13,994)                   (1,067,650)     (1,081,644)
Additions to premises and equipment.................                      (3,782)           (331)         (4,113)
                                                      --------------  -----------  --------------  -------------
NET CASH (USED IN) INVESTING ACTIVITIES.............       (13,994)       (3,782)       (115,926)       (133,702)
                                                      --------------  -----------  --------------  -------------
FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings....        50,172         8,856         (68,347)         (9,319)
Net proceeds from issuance of common stock..........        47,384                                        47,384
Capital contributions...............................       (38,527)                       38,527
                                                      --------------  -----------  --------------  -------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES........................................        59,029         8,856         (29,820)         38,065
                                                      --------------  -----------  --------------  -------------
Net increase (decrease) in cash and cash
  equivalents.......................................         4,375            83          (7,119)         (2,661)
Cash and cash equivalents at beginning of year......                                      34,743          34,743
                                                      --------------  -----------  --------------  -------------
Cash and cash equivalents at end of year............    $    4,375     $      83    $     27,624   $      32,082
                                                      --------------  -----------  --------------  -------------
                                                      --------------  -----------  --------------  -------------

                                                          METRIS       GUARANTOR   NON-GUARANTOR
1995                                                  COMPANIES INC.  SUBSIDIARIES  SUBSIDIARIES   CONSOLIDATED
----------------------------------------------------  --------------  -----------  --------------  -------------
OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES........................................    $  (15,525)    $   3,544    $      9,975   $      (2,006)
                                                      --------------  -----------  --------------  -------------
INVESTING ACTIVITIES:
Proceeds from sales of loans........................                                     448,555         448,555
Net loans originated or collected...................                                    (528,864)       (528,864)
Credit card portfolio acquisition...................                                     (15,469)        (15,469)
Net decrease in loans to FCI........................                       9,375                           9,375
Additions to premises and equipment.................                        (910)           (443)         (1,353)
                                                      --------------  -----------  --------------  -------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES........................................                       8,465         (96,221)        (87,756)
                                                      --------------  -----------  --------------  -------------
FINANCING ACTIVITIES:
Increase in interest-bearing deposit................                                       1,000           1,000
Net (decrease)/increase in short-term borrowings....                     (12,009)         75,491          63,482
Capital contributions...............................        15,525                        44,475          60,000
                                                      --------------  -----------  --------------  -------------
Net cash provided by (used in) financing
  activities........................................        15,525       (12,009)        120,966         124,482
                                                      --------------  -----------  --------------  -------------
Net increase in cash and cash equivalents...........                                      34,720          34,720
Cash and cash equivalents at beginning of year......                                          23              23
                                                      --------------  -----------  --------------  -------------
Cash and cash equivalents at end of year............    $              $            $     34,743   $      34,743
                                                      --------------  -----------  --------------  -------------
                                                      --------------  -----------  --------------  -------------

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Metris Companies Inc.:

    We have audited the accompanying consolidated balance sheets of Metris Companies Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metris Companies Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                     /s/ KPMG PEAT MARWICK LLP

KPMG Peat Marwick LLP
Minneapolis, Minnesota
January 21, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to directors is set forth under "The Board: Election of Nominees" in the Company's proxy statement for the annual meeting of shareholders to be held on May 12, 1998, which will be filed within 120 days of December 31, 1997 (the "Proxy Statement") and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of Regulation S-K, set forth in Part I of this Form 10-K under "Business Executive Officers of the Registrant." The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is set forth under "Compensation Tables and Compensation Matters" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is set forth under "Company Stock Owned by Officers and Directors" and "Persons Owning More Than Five Percent of Metris Stock" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth under "Arrangements and Transactions with Fingerhut" in the Proxy Statement and is incorporated herein by reference.

    With the exception of the information incorporated by reference in Items 10-13 above, the Proxy Statement is not to be deemed filed as part of this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) The following documents are made part of this report:

     1. Consolidated Financial Statements--See Item 8 above.

     2. Financial Statement Schedules

       All schedules to the consolidated financial statements normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

 (b) Reports on Form 8-K:    8-K filed October 15, 1997 (filed pursuant to item
                             5 of Form 8-K concerning the purchase of approximately 260,000 credit card accounts).
                           8-K filed November 7, 1997 (filed pursuant to item 5
                             of Form 8-K concerning the purchase of
                             approximately 240,000 credit card accounts).

 (c) Exhibits: See Exhibit Index on page 54 of this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1998.

                                METRIS COMPANIES INC.
                                (Registrant)

                                By   /s/Ronald N. Zebeck
                                     -----------------------------------------
                                     Ronald N. Zebeck
                                         President and
                                         Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Metris Companies Inc., the Registrant, and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                        DATE
------------------------------  ---------------------------  -------------------

Principal executive officer     President,                     March 26, 1998
and director:                   Chief Executive Officer
                                and Director

  /s/Ronald N. Zebeck
------------------------------
Ronald N. Zebeck

Principal financial officer:    Senior Vice President,         March 26, 1998
                                Chief Financial Officer

  /s/Robert W. Oberrender
------------------------------
Robert W. Oberrender

Principal accounting officer:   Director of Finance,           March 26, 1998
                                Corporate Controller

  /s/Jean C. Benson
------------------------------
Jean C. Benson

DIRECTORS:

  /s/Theodore Deikel            Director                       March 26, 1998
------------------------------
Theodore Deikel

  /s/Michael P. Sherman         Director                       March 26, 1998
------------------------------
Michael P. Sherman

  /s/Dudley C. Mecum            Director                       March 26, 1998
------------------------------
Dudley C. Mecum

  /s/Frank D. Trestman          Director                       March 26, 1998
------------------------------
Frank D. Trestman

  /s/Lee R. Anderson, Sr.       Director                       March 26, 1998
------------------------------
Lee R. Anderson, Sr.

  /s/Derek V. Smith             Director                       March 26, 1998
------------------------------
Derek V. Smith

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                    DESCRIPTION OF EXHIBIT

ARTICLES OF INCORPORATION AND BYLAWS

3.1        Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to
           Exhibit 3.a to the Registrant's Registration Statement on Form S-1 (File No. 333-10831)).

3.2        Bylaws of the Registrant (Incorporated by reference to Exhibit 3.b to the Registrant's Registration
           Statement on Form S-1 (File No. 333-10831)).

INSTRUMENTS DEFINING RIGHTS:

4.1        Indenture dated as of November 7, 1997, among the Registrant, Metris Direct, Inc. as the Guarantor, and the First National Bank of Chicago, as Trustee. (Incorporated by reference to Exhibit 4.a to
           Registrant's Registration Statement on Form S-4 (File No. 333-43771)).

4.2        Exchange and Registration Rights Agreement, dated as of November 7, 1997, among the Registrant,
           Metris Direct, Inc., as Guarantor and Chase Securities, Inc., Bear Stearns & Co., Inc. and
           NationsBank Montgomery Securities, Inc. (Incorporated by reference to Exhibit 4.b and Registrant's
           Registration Statement on Form S-4 (File No. 333-43771).

4.3        Form of Security for 10% Senior Notes due 2004 originally issued by the Registrant on November 7,
           1997 (included in Exhibit 4.1).

4.4        Form of Security of 10% Senior Notes due 2004 issued in exchange for 10% Senior Notes due 2004, issued November 7, 1997, and to be registered under the Securities Act of 1933 (included in Exhibit
           4.1).

4.5        Form of Guarantee for 10% Senior Notes due 2004 originally issued by Metris Direct, Inc. (included in
           Exhibit 4.1).

4.6        Form of Guarantee of 10% Senior Notes due 2004 to be issued by Metris Direct, Inc. and registered under the Securities Act of 1933 (included in Exhibit 4.1).

MATERIAL CONTRACTS

10.1       Pooling and Servicing Agreement, dated as of May 26, 1995, among Fingerhut Financial Services
           Receivables, Inc., as Transferor, Direct Merchants Credit Card Bank, National Association, as
           Servicer, and The Bank of New York (Delaware), as Trustee (Incorporated by reference to Exhibit 10.u to Fingerhut Companies, Inc.'s Quarterly Report on Form 10-Q (File No. 1-8668) for the fiscal quarter ended June 30, 1995).

           (i)        Amended and Restated Series 1995-1 Supplement, dated as of September 16, 1996
                      (Incorporated by reference to Exhibit 10.a(i) to Registration Statement on Form S-1 (No.
                      333-10831)).

           (ii)       Series 1996-1 Supplement, dated as of April 23, 1996 (Incorporated by reference to Exhibit
                      10.c(ii) to Fingerhut Companies, Inc.'s Quarterly Report on Form 10-Q (File No. 1-8668)
                      for the fiscal quarter ended March 29, 1996).

           (iii)      Amendment No. 1 to the Pooling and Servicing Agreement, dated as of June 10, 1996
                      (Incorporated by reference to Exhibit 10.a(iii) to Registration Statement on Form S-1 (No.
                      333-10831)).

           (iv)       Amendment No. 2 to the Pooling and Servicing Agreement, dated as of September 16, 1996
                      (Incorporated by reference to Exhibit 10.a(iv) to Registration Statement on Form S-1 (No.
                      333-10831)).

           (v)        Series 1997-1 Supplement, dated as of May 8, 1997 (Incorporated by reference to Exhibit
                      10.a(v) to Registrant's Quarterly Report on Form 10-Q (File No. 001-12351), for the
                      quarter ended June 30, 1997.

           (vi)       Amendment No. 3, dated as of September 30, 1997, to the Pooling and Servicing Agreement
                      (Incorporated by reference to Exhibit 4.d to Registration Statement on Form S-3 of Metris
                      Receivables, Inc. (File No. 333-36503)).

           (vii)      Series 1997-2 Supplement dated as of November 20, 1997 (Incorporated by reference to
                      Exhibit 4(g) to Registration Statement on Form 8-A of Metris Receivables, Inc. (File No.
                      0-23961)).

10.2       Amended and Restated Bank Receivables Purchase Agreement dated as of May 26, 1995, between Fingerhut
           Companies, Inc., as Buyer, and Direct Merchants Credit Card Bank, National Association, as Seller
           (Incorporated by reference to Exhibit 10.b to Registrant's Registration Statement on Form S-1 (No.
           333-10831)).

10.3       Purchase Agreement, dated as of May 26, 1995, between Fingerhut Financial Services Receivables, Inc., as Buyer, and Fingerhut Companies, Inc., as Seller (Incorporated by reference to Exhibit 10.c to
           Registrant's Registration Statement on Form S-1 (No. 333-10831)).

           (i)        Assignment and Assumption Agreement, dated as of September 16, 1996, among Fingerhut
                      Companies, Inc., as assignor, Metris Companies Inc., as assignee, and Metris Receivables,
                      Inc. (Incorporated by reference to Exhibit 10.c(i) to Registrant's Registration Statement
                      on Form S-1 No. 333-10831)).

           (ii)       Amendment No. 1, dated as of September 30, 1997, to the Receivables Purchase Agreement
                      (Incorporated by reference to Exhibit 4 (j) of Metris Receivables, Inc.'s Registration
                      Statement on Form S-1 (No. 333-36503)).

10.4*      Stock Option and Valuation Rights Agreement, dated as of March 21, 1994, between Fingerhut Companies,
           Inc. and Ronald N. Zebeck (Incorporated by reference to Exhibit 10.1 to Fingerhut Companies, Inc.'s
           Annual Report on Form 10-K (File No. 1-8668) for the fiscal year ended December 29, 1995).

           (i)        Amendment, dated October 25, 1996 (Incorporated by reference to Exhibit 10.d(i) to Metris
                      Companies Inc.'s Annual Report on Form 10-K (File No. 1-12351) for the fiscal year ended
                      December 31, 1996).

           (ii)       Non-Qualified Stock Option Agreement pursuant to Metris Companies Long-Term Incentive and
                      Stock Option Plan dated as of October 25, 1996, by and between the Company and Ronald N.
                      Zebeck.

10.5*      Fingerhut Corporation Profit Sharing Plan 1989 Revision (Incorporated by reference to Exhibit 10(d)
           to Fingerhut Companies, Inc.'s Registration Statement on Form S-1 (No. 33-33923)).

10.6       Intentionally left blank.

10.7*      Fingerhut Corporation Pension Plan 1990 Revision (Incorporated by reference to Exhibit 10(f) to
           Fingerhut Companies, Inc.'s Registration Statement on Form S-1 (No. 33-33923)).

10.8*      Metris Companies Inc. Long-Term Incentive and Stock Option Plan (Incorporated by reference to Exhibit
           10.h to Registrant's Annual Report on Form 10-K (File No. 001-12351) for the year ended December 31,
           1996).

           (i)*       Form of option agreement (Incorporated by reference to Exhibit 10.h.(i) and Registrant's
                      Annual Report on Form 10-K (File No. 001-12351) for the year ended December 31, 1996).

10.9*      Metris Companies Inc. Non-Employee Director Stock Option Plan.

           (i)*       Form of option agreement.

10.10*     Metris Companies Inc. Annual Incentive Plan for Designated Corporate Officers (Incorporated by
           reference to Exhibit 10.j and Registrant's Annual Report on Form 10-K (File No. 001-12351) for the
           year ended December 31, 1996).

10.11      Co-Brand Credit Card Agreement, dated as of October 31, 1996, between the Registrant, Fingerhut
           Corporation and Direct Merchants Credit Card Bank, N.A.

10.12      Extended Service Plan Agreement, dated as of October 31, 1996, between the Registrant, Fingerhut
           Corporation, and Infochoice USA, Inc.

10.13      Database Access Agreement, dated as of October 31, 1996, between the Registrant and Fingerhut
           Corporation.

10.14      Administrative Services Agreement, dated as of October 31, 1996 between the Registrant, Fingerhut
           Companies, Inc., and Direct Merchants Credit Card Bank, N.A.

10.15      Tax Sharing Agreement, dated as of October 31, 1996, between the Registrant and Fingerhut Companies,
           Inc. (Incorporated by reference to Exhibit 10.o and Registrant's Annual Report on Form 10-K (File No.
           001-12351) for the year ended December 31, 1996).

10.16      Registration Rights Agreement, dated as of October 31, 1996, between the Registrant and Fingerhut
           Companies, Inc. (Incorporated by reference to Exhibit 10.p and Registrant's Annual Report on Form
           10-K (File No. 001-12351) for the year ended December 31, 1996).

10.17      Data Sharing Agreement, dated as of October 31, 1996, between Fingerhut Corporation and Direct
           Merchants Credit Card Bank, National Association.

10.18      Revolving Credit and Letter of Credit Facility Agreement, dated as of September 16, 1996
           (Incorporated by reference to Exhibit 10.s to Registrant's Registration Statement on Form S-1 (No.
           333-10831)).

           (i)        First Amendment and Revolving Credit and Letter of Credit Facility, dated as of October 6,
                      1997.

           (ii)       Second Amendment to Revolving Credit and Letter of Credit Facility, dated as of November
                      14, 1997.

10.19      Transfer and Administration Agreement, dated as of October 23, 1997, among Kitty Hawk Funding
           Corporation, Metris Funding Co., as Transferor, Direct Merchants Credit Card Bank, National
           Association as Collection Agent, and NationsBank, N.A., as Agent and Bank Investor (Incorporated by
           reference to Registrant Quarterly Report on Form 10-Q (File No. 001-12351) for the quarter ended
           September 30, 1997).

10.20      Transfer and Administration Agreement, dated as of September 30, 1997, among Kitty Hawk Funding
           Corporation, Metris Funding Co., as Transferor, Direct Merchants Credit Card Bank, National
           Association, as Collection Agent and NationsBank, as Agent and Bank Investor. (This document is being omitted from filing pursuant to Instruction 2 and Item 601 of Regulation S-K.).

10.21      Lease Agreement dated as of March 28, 1997 between Nottingham Village, Inc. and Metris Direct, Inc.

           (i)        Guaranty of Lease dated March 31, 1997 between Nottingham Village, Inc. and Metris
                      Companies Inc.

           (ii)       First Amendment and Lease Agreement dated as of October 15, 1997 among Nottingham Village,
                      Metris Direct, Inc. and Metris Companies Inc.

10.22      Lease Agreement, dated August 11, 1995, between The Equitable Life Assurance Society of the United
           States and Fingerhut Financial Services Corporation

           (i)        Amendment Number One to Lease Agreement dated August 1, 1996, between The Equitable Life
                      Assurance Society of the United States and Fingerhut Financial Services Corporation

           (ii)       Amendment Number Two to Lease Agreement dated January 16, 1997, between WHIOP Real Estate
                      Limited Partnership and Metris Direct, Inc.

           (iii)      Amendment Number Three to Lease Agreement dated December 4, 1997, between WHIOP Real
                      Estate Limited Partnership and Metris Direct, Inc.

           (iv)       Amendment Number Four to Lease Agreement dated January 29, 1997, between WHIOP Real Estate
                      Limited Partnership and Metris Direct, Inc.

           (v)        Tenant Estoppel Certificate to WCB Properties Limited Partnership

10.23      Lease Agreement, dated October 31, 1995, between Exchange Limited Partnership and Fingerhut Financial
           Services Corporation.

           (i)        Addendum to Lease Agreement, dated October 31, 1995, between 1991 Exchange Limited
                      Partnership and Fingerhut Financial Services Corporation

           (ii)       Corporate Guaranty of Lease, dated October 31, 1995, between 1991 Exchange Limited
                      Partnership and Fingerhut Financial Services Corporation

           (iii)      First Amendment to Lease Agreement, dated February 14, 1996, between 1991 Exchange Limited
                      Partnership and Fingerhut Financial Services Corporation

           (iv)       Tenant Estoppel Certificate to Eagle I Investments Limited Liability Company, Bank One,
                      Oklahoma City and 1991 Exchange Limited Partnership dated January, 1996 from Fingerhut
                      Financial Services Corporation

10.24      Lease Agreement, dated December 11, 1996, between Koger Equity, Inc. and Metris Direct, Inc.

           (i)        Lease Amendment, dated June 27, 1997, between Koger Equity, Inc. and Metris Direct, Inc.

           (ii)       Lease Amendment, dated October 15, 1997, between Koger Equity, Inc. and Metris Direct,
                      Inc.

10.25      Lease Agreement, dated March 31, 1994, between Textron Collective Investment Trust, Inc., and DMCCB,
           Inc.

           (i)        Tenant Estoppel Certificate dated March 31, 1994, to Textron Collective Investment Trust

OTHER EXHIBITS

11         Computation of Earnings Per Share.

12         Computation of Ratio of Earnings to Fixed Charges.

13         Pages 16 to 57 of the 1997 Annual Report to Shareholders. The 1997 Annual Report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated herein by reference.

21         Subsidiaries of the Registrant.

23         Independent Auditors' Consent.

27         Financial Data Schedule.

99         Cautionary Statement Regarding Forward Looking Statements.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item
14(c) of Form 10-K.