Form 10-Q
period 1998-03-31
METRIS COMPANIES INC
filed 1998-05-15
CIK 1021061

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended            March 31, 1998
                                          ------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from __________ to __________

Commission file number:                     001-12351
                       -------------------------------------------------------

                              METRIS COMPANIES INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     41-1849591
------------------------------            ------------------------------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)


       600 South Highway 169, Suite 1800, St. Louis Park, Minnesota 55426
------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (612) 525-5020
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X                                   No
             ------                                    ------

As of May 8, 1998, 19,225,000 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                 March 31, 1998

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

         Item 2.      Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations..........................................14

         Item 3.      Quantitative and Qualitative Disclosures
                             About Market Risk...................................24

PART II.          OTHER INFORMATION

         Item 1. Legal Proceedings...............................................24

         Item 2. Changes in Securities...........................................24

         Item 3. Defaults Upon Senior Securities.................................24

         Item 4. Submission of Matters to a Vote of Security Holders.............24

         Item 5. Other Information...............................................24

         Item 6. Exhibits and Reports on Form 8-K................................24

                 Signatures......................................................25


ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands) (Unaudited)


                                                                                    March 31,             December 31,
                                                                                       1998                   1997
                                                                                  -------------           ------------
Assets:
Cash and due from banks                                                           $    22,517             $     21,006
Federal funds sold                                                                     38,185                   27,089
Short-term investments                                                                  2,686                      128
                                                                                  -------------           ------------
     Cash and cash equivalents                                                         63,388                   48,223
                                                                                  -------------           ------------
Credit card loans:
     Loans held for securitization                                                     29,933                    8,795
     Retained interests in loans securitized                                          487,506                  471,831
         Less:  Allowance for loan losses                                              41,466                   32,039
                                                                                  -------------           ------------
     Net credit card loans                                                            475,973                  448,587
                                                                                  -------------           ------------
Premises and equipment, net                                                            16,301                   15,464
Accrued interest and fees receivable                                                    5,570                    4,310
Prepaid expenses and deferred charges                                                  20,699                   18,473
Deferred income taxes                                                                 105,322                   80,787
Customer base intangible                                                               34,486                   36,752
Other assets                                                                           19,021                   20,625
                                                                                  -------------           ------------
     Total assets                                                                 $   740,760             $    673,221
                                                                                  -------------           ------------
                                                                                  -------------           ------------
Liabilities:
Short-term borrowings                                                             $   130,000             $    144,000
Long-term debt                                                                        100,000                  100,000
Accounts payable                                                                       29,809                   35,356
Other payables due to credit card
     securitizations, net                                                             176,423                  134,559
Current income taxes payable to FCI                                                    32,526                    9,701
Deferred income                                                                        58,122                   49,204
Accrued expenses and other liabilities                                                 26,810                   24,363
                                                                                  -------------           ------------
     Total liabilities                                                                553,690                  497,183
                                                                                  -------------           ------------
Stockholders' Equity:
Preferred stock, par value $.01 per share;
     10,000,000 shares authorized, none issued or outstanding
Common stock, par value $.01 per share;
     100,000,000 shares authorized, 19,225,000 shares issued and outstanding              192                      192
Paid-in capital                                                                       107,059                  107,059
Retained earnings                                                                      79,819                   68,787
                                                                                  -------------           ------------
     Total stockholders' equity                                                       187,070                  176,038
                                                                                  -------------           ------------
     Total liabilities and stockholders' equity                                   $   740,760             $    673,221
                                                                                  -------------           ------------
                                                                                  -------------           ------------

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data) (Unaudited)



                                                                                           Three Months Ended
                                                                                                March 31,
Interest Income:                                                                       1998                 1997
                                                                                   -------------           ------------
Credit card loans                                                                      $  25,885             $  11,934
Federal funds sold                                                                           481                   306
Other                                                                                        421                   190
                                                                                   -------------           ------------
     Total interest income                                                                26,787                12,430
Interest Expense                                                                           6,643                 1,459
                                                                                   -------------           ------------
Net Interest Income                                                                       20,144                10,971
Provision for loan losses                                                                 20,042                11,054
                                                                                   -------------           ------------
Net interest income (expense) after provision for
     loan losses                                                                             102                   (83)
                                                                                   -------------           ------------
Other Operating Income:
Net securitization and credit card
     servicing income                                                                     34,907                26,533
Credit card fees, interchange and other income                                            13,021                 7,602
Fee-based services revenues                                                               19,564                11,824
Net extended service plan revenues                                                         5,004                   289
                                                                                   -------------           ------------
                                                                                          72,496                46,248
                                                                                   -------------           ------------
Other Operating Expense:
Credit card account and other product
     solicitation and marketing expenses                                                  10,150                 7,721
Employee compensation                                                                     15,088                 7,953
Data processing services and communications                                                8,857                 5,011
Third-party servicing expense                                                              2,571                 2,970
Warranty and debt waiver underwriting
     and claims servicing expense                                                          2,875                 1,216
Credit card fraud losses                                                                   1,316                   899
Other                                                                                     13,491                 7,813
                                                                                   -------------           ------------
                                                                                          54,348                33,583
                                                                                   -------------           ------------
Income Before Income Taxes                                                                18,250                12,582
Income taxes                                                                               7,026                 4,844
                                                                                   -------------           ------------
Net Income                                                                             $  11,224             $   7,738
                                                                                   -------------           ------------
                                                                                   -------------           ------------

Earnings Per Share:

Basic                                                                                     $  .58                $  .40
Diluted                                                                                   $  .55                $  .38

Shares used to compute EPS:

Basic                                                                                     19,225                19,225
Diluted                                                                                   20,296                20,174


          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)


                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                          1998                     1997
                                                                                      -------------             ------------
Operating Activities:
Net income                                                                               $  11,224                $    7,738
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                               20,042                   11,054
     Depreciation and amortization                                                            8,917                    2,382
     Net amortization of gain on securitization
         of credit card loans                                                                 2,449                    1,039
     Changes in operating assets and liabilities:
         Accrued interest and fees receivable                                                (1,260)                    (407)
         Prepaid expenses and deferred charges                                               (6,785)                  (5,109)
         Deferred income taxes                                                              (24,535)                  (9,220)
         Accounts payable and accrued expenses                                               (3,100)                  10,201
         Other payables due to credit card
                  securitizations, net                                                       38,751                   11,947
         Current income taxes payable to FCI                                                 22,825                   11,768
         Deferred income                                                                      8,918                    5,193
         Other                                                                                  681                   (2,614)
                                                                                      -------------             ------------
Net cash provided by operating activities                                                    78,127                   43,972
                                                                                      -------------             ------------
Investing Activities:
Proceeds from sales of loans                                                                 33,549                  125,000
Net loans originated or collected                                                           (80,358)                (165,436)
Credit card portfolio acquisition                                                                                    (39,804)
Additions to premises and equipment                                                          (1,961)                  (1,805)
                                                                                      -------------             ------------
Net cash used in investing activities                                                       (48,770)                 (82,045)
                                                                                      -------------             ------------
Financing Activities:
Decrease in interest-bearing deposit                                                                                  (1,000)
Net (decrease) increase in short-term borrowings                                            (14,000)                  47,837
Cash dividends paid                                                                            (192)
                                                                                      -------------             ------------
Net cash (used in) provided by financing activities                                         (14,192)                  46,837
                                                                                      -------------             ------------
Net increase in cash and cash equivalents                                                    15,165                    8,764
Cash and cash equivalents at beginning of period                                             48,223                   32,082
                                                                                      -------------             ------------
Cash and cash equivalents at end of period                                              $    63,388               $   40,846
                                                                                      -------------             ------------
                                                                                      -------------             ------------


          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries (collectively, the "Company"). The Company is an information-based direct marketer of consumer credit products and fee-based services and extended service plans primarily to moderate-income consumers. The Company's business is conducted through Metris Direct, Inc., Direct Merchants Credit Card Bank, National Association, Metris Direct Services, Inc., Metris Funding Co., and Metris Receivables, Inc., each a wholly-owned direct or indirect subsidiary of MCI.

         All significant intercompany balances and transactions have been eliminated in consolidation. The Company is an 83% owned indirect subsidiary of Fingerhut Companies Inc. ("FCI").

Interim Financial Statements

         The unaudited interim consolidated financial statements and related unaudited financial information in the footnotes have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Such interim financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company and the results of its operations and its cash flows for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company's annual report on Form 10-K for December 31, 1997. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Statements of Cash Flows

         Cash paid for interest during the three month periods ended March 31, 1998 and 1997, was $2.0 million and $1.5 million, respectively. Cash paid for income taxes for the same periods was $8.7 million and $15.0 million, respectively.

Earnings Per Share

         The following table presents the computation of basic and diluted weighted average shares used in the per share calculations:


                                                                   Three Months Ended
                                                                       March 31,
                                                              1998                    1997
                                                              ----                    ----
(In thousands, except per share amounts)
Income available to common stockholders                   $   11,224                $  7,738
                                                          ----------                --------
                                                          ----------                --------
Weighted average common shares outstanding                    19,225                  19,225
Adjustments for dilutive securities:
Assumed exercise of outstanding stock options                  1,071                     949
                                                          ----------                --------
Diluted common shares                                         20,296                  20,174
                                                          ----------                --------
                                                          ----------                --------

Earnings per share:
     Basic                                                $     0.58                $   0.40
     Diluted                                              $     0.55                $   0.38



Extended Service Plans

         The Company coordinates the marketing activities for Fingerhut Corporation's sales of extended service plans. The Company began performing administrative services and retained the claims risk for all extended service plans sold on or after January 1, 1997. As a result, extended service plan revenues and the incremental direct acquisition costs are deferred and recognized over the life of the related extended service plan contracts.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses is as follows:

                                                                   Three Months Ended
                                                                       March 31,
(In thousands)                                                  1998                   1997
                                                             ----------              --------
Balance at beginning of period                                 $32,039                $12,829
Allowance related to assets acquired, net                                                 806
Provision for loan losses                                       20,042                 11,054
Loans charged-off                                               11,019                  5,450
Recoveries                                                         404                    118
                                                             ----------              --------
Net loan charge-offs                                            10,615                  5,332
                                                             ----------              --------
Balance at end of period                                       $41,466                $19,357
                                                             ----------              --------
                                                             ----------              --------


NOTE 4 - SHORT-TERM BORROWINGS

         The Company borrows under a $300 million, five-year revolving credit facility (the "Revolving Credit Facility"), which is currently guaranteed by FCI, to fund on-balance sheet loans and for other general business purposes. At March 31, 1998 and December 31, 1997, the Company had outstanding borrowings of $130 million and $144 million, respectively, under the Revolving Credit Facility. The weighted average interest rates on the Revolving Credit Facility borrowings at March 31, 1998 and December 31, 1997, were 5.9% and 6.5%, respectively.

NOTE 5 - SUBSEQUENT EVENTS

         On May 4, 1998, the Company declared a cash dividend in the amount of $.01 per share, aggregating approximately $.2 million, payable on May 26, 1998, to shareholders of record as of the close of business on May 15, 1998.

NOTE 6 - LONG-TERM DEBT

         In November 1997, the Company privately issued and sold $100 million of 10% Senior Notes due 2004 (the "Senior Notes") pursuant to an exemption under the Securities Act of 1933, as amended. In March 1998, the Company completed an exchange offer for all of the Senior Notes. The terms of the new Senior Notes are identical in all material respects to the original private issue. The net proceeds of $97 million were used to pay down borrowings under the Revolving Credit Facility. The Senior Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc. (the "Guarantor"), and all future subsidiaries of the Company that guarantee any of the Company's indebtedness, including the Revolving Credit Facility. The guarantee is an unsecured obligation of the Guarantor and ranks pari passu with all existing and future unsubordinated indebtedness.

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

                              METRIS COMPANIES INC.

                    Supplemental Consolidating Balance Sheets
                                 March 31, 1998

                             (Dollars in thousands)

                                       Metris Companies      Guarantor       Non-Guarantor
                                              Inc.          Subsidiaries      Subsidiaries         Eliminations     Consolidated
                                       ----------------    ---------------   --------------       -------------    --------------
Assets:
Cash and cash equivalents              $        1,610     $         (217)   $       61,995         $                 $     63,388
Net credit card loans                           1,726                              474,247                                475,973
Premises and equipment, net                                        15,126            1,175                                 16,301
Prepaid expenses and deferred charges             178              15,253            5,268                                 20,699
Deferred income taxes                           3,058              14,742           87,522                                105,322
Customer base intangible                        1,474                               33,012                                 34,486
Other assets                                    2,767               7,772           14,052                                 24,591
Investment in subsidiaries                    312,938             314,346                           (627,284)
                                       --------------     ---------------   --------------        -------------      ------------
Total assets                           $      323,751     $       367,022   $      677,271         $(627,284)        $    740,760
                                       --------------     ---------------   --------------        -------------      ------------
                                       --------------     ---------------   --------------        -------------      ------------
Liabilities:
Interest-bearing deposit from
   affiliate                           $      (1,000)     $                 $        1,000         $                 $
Borrowings/intercompany balances              130,059             (2,854)            2,795                                130,000
Long-term debt                                100,000                                                                     100,000
Other payables due to credit card
   securitizations, net                           111                              176,312                                176,423
Current income taxes payable to
   (receivable from) FCI                     (95,982)             (3,096)          131,604                                 32,526
Deferred income                                     6              35,218           22,898                                 58,122
Accrued expenses and other liabilities          3,487              24,816           28,316                                 56,619
                                       --------------     ---------------   --------------                           ------------
Total liabilities                             136,681              54,084          362,925                                553,690
Total stockholders' equity                    187,070             312,938          314,346          (627,284)             187,070
                                       --------------     ---------------   --------------        -------------      ------------
Total liabilities and stockholders'
   equity                              $      323,751     $       367,022   $      677,271         $(627,284)       $     740,760
                                       --------------     ---------------   --------------        -------------      ------------
                                       --------------     ---------------   --------------        -------------      ------------

                              METRIS COMPANIES INC.

                    Supplemental Consolidating Balance Sheets
                                December 31, 1997
                             (Dollars in thousands)

                                 Metris           Guarantor   Non-Guarantor
                             Companies Inc.    Subsidiaries  Subsidiaries        Eliminations       Consolidated
                            ---------------    ------------  --------------     -------------       -------------

Assets:
Cash and cash
   equivalents                  $      336        $      390    $   47,497        $                   $  48,223
Net credit card
   loans                             8,086                         440,501                              448,587
Premises and
   equipment, net                                     13,899         1,565                               15,464
Prepaid expenses
   and deferred
   charges                             138            15,075         3,260                               18,473
Deferred income
   taxes                               682            12,638        67,467                               80,787
Customer base
   intangible                        1,567                          35,185                               36,752
Other assets                         3,498             6,983        14,454                               24,935
Investment in
   subsidiaries                    349,731           366,977                       (716,708)
                               -----------         ---------    -----------     ------------          ---------

Total assets                    $  364,038         $ 415,962    $  609,929        $(716,708)           $673,221
                               -----------         ---------    -----------     ------------          ---------
                               -----------         ---------    -----------     ------------          ---------
Liabilities:
Interest-bearing
   deposit from
   affiliate                   $   (1,000)         $            $    1,000         $                $
Borrowings/intercompany
   balances                       177,598             7,975       (41,573)                           144,000
Long-term debt                    100,000                                                             100,000
Other payables due
   to credit card
   securitizations,
   net                                491                          134,068                            134,559
Current income
   taxes payable to
   (receivable
   from) FCI                      (90,003)            (486)        100,190                              9,701
Deferred income                        33           35,044          14,127                             49,204
Accrued expenses
   and other
   liabilities                        881           23,698          35,140                             59,719
                                 ----------        ---------      ---------                         ----------
Total liabilities                 188,000           66,231         242,952                            497,183
Total stockholders'
   equity                         176,038          349,731         366,977            (716,708)       176,038
                                 ----------       ---------      ---------           -----------    -----------
Total liabilities and
   stockholders'
   equity                      $  364,038         $ 415,962     $  609,929          $ (716,708)     $ 673,221
                                 ----------       ----------    -----------         ------------    ----------
                                 ----------       ----------    -----------         ------------    ----------

                              METRIS COMPANIES INC.

                 Supplemental Consolidating Statements of Income
                          Quarter Ended March 31, 1998

                             (Dollars in thousands)

                                     Metris              Guarantor             Non-Guarantor
                                 Companies Inc.         Subsidiaries            Subsidiaries     Eliminations       Consolidated
                                 --------------         ------------           --------------    ------------       -------------
Interest Income:
Credit card loans                  $     137            $                      $   25,748        $                      $ 25,885
Federal funds sold                                                                    481                                    481
Other                                     97                                          324                                    421
                                   ---------            ----------              -----------                               --------
    Total interest income                234                                       26,553                                 26,787
Interest Expense                       3,319                4,374                  (1,050)                                 6,643
                                   ---------            ----------              -----------                              --------
Net Interest Income/(Expense)         (3,085)              (4,374)                 27,603                                 20,144
Provision for loan losses                 50                                       19,992                                 20,042
                                   ---------            ----------              -----------                               --------
Net interest income/(expense)
   after provision for loan losses    (3,135)              (4,374)                  7,611                                    102
                                   ---------            ----------              -----------                               --------
Other Operating Income:
Net securitization and credit
   card servicing income               3,660                                       31,247                                 34,907
Credit card fees, interchange and
   other income                           45                                       12,976                                 13,021
Fee-based services revenues                                 1,550                  18,014                                 19,564
Net extended service plan
   revenues                                                 4,548                     456                                  5,004
                                   --------------       ----------             -----------                               --------
                                       3,705                6,098                  62,693                                 72,496
                                   --------------       ----------             -----------                               --------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses                                       3,935                   6,215                                 10,150
Employee compensation                                      13,576                   1,512                                 15,088
Data processing services and
   communications                                           1,360                   7,497                                  8,857
Third-party servicing expense           (266)             (11,552)                 14,389                                  2,571
Warranty and debt waiver
   underwriting and claims
   servicing expense                                          462                   2,413                                  2,875
Credit card fraud losses                  12                                        1,304                                  1,316
Other                                    137                5,716                   7,638                                 13,491
                                   ----------            ----------              ----------                               --------
                                        (117)              13,497                  40,968                                 54,348
                                   ----------           ----------              ----------                               --------
Income/(Loss) Before Income Taxes
   and Equity in Income of
   Subsidiaries                          687              (11,773)                 29,336                                 18,250
Income taxes                             264               (4,649)                 11,411                                  7,026
Equity in income of subsidiaries      10,801               17,925                                 (28,726)
                                   ---------            ----------            -----------        ---------              ---------
Net Income/(Loss)                  $  11,224            $  10,801              $   17,925        $(28,726)              $ 11,224
                                   ---------            ----------            -----------        ---------              ---------

                              METRIS COMPANIES INC.

                 Supplemental Consolidating Statements of Income
                          Quarter Ended March 31, 1997

                             (Dollars in thousands)

                                       Metris               Guarantor          Non-Guarantor
                                    Companies Inc.          Subsidiaries        Subsidiaries           Eliminations   Consolidated
                                    --------------         --------------     ---------------          ------------   ------------

Interest Income:
Credit card loans                  $           702        $                        $  11,232              $              $ 11,934
Federal funds sold                                                                       306                                  306
Other                                           99                                        91                                  190
                                   ---------------        --------------      ---------------                         ----------
  Total interest income                        801                                    11,629                               12,430
  Interest Expense                           2,019                    21                (581)                               1,459
                                   ---------------        --------------      ---------------                         ----------

Net Interest Income/(Expense)               (1,218)                  (21)             12,210                               10,971
Provision for loan losses                      192                                    10,862                               11,054
                                   ---------------        --------------      ---------------                         ----------

Net interest income/(expense)
   after provision for loan
   losses                                   (1,410)                  (21)              1,348                                 (83)
                                   ---------------        --------------      ---------------                         ----------

Other Operating Income:
Net securitization and credit
   card servicing income                     4,735                                    21,798                              26,533
Credit card fees, interchange
   and other income                             77                                     7,525                               7,602
Fee-based services
   revenues                                                         (752)             12,576                              11,824
Net extended service plan
     revenues                                                        289                                                     289
                                   ---------------        --------------      ---------------                         ----------

                                             4,812                 (463)             41,899                             46,248
                                   ---------------        --------------      ---------------                         ----------
Other Operating Expense:

Credit card account and other
   product solicitation and
   marketing expenses                                             1,731               5,990                                7,721

Employee compensation                                             7,336                 617                                7,953
Data processing services and                                      1,006               4,005                                5,011
   communications
Third-party servicing
   expense                                       8               (3,186)               6,148                                2,970
Warranty and debt waiver
   underwriting and claims
   servicing expense                                                (87)               1,303                                1,216

Credit card fraud losses                        15                                       884                                  899
Other                                                             6,160               1,653                                7,813
                                   ---------------        --------------      ---------------                         ----------
                                                23               12,960              20,600                               33,583
                                   ---------------        --------------      ---------------                         ----------
Income/(Loss) Before Income Taxes
   and Equity in Income of
   Subsidiaries                              3,379              (13,444)             22,647                               12,582
Income taxes                                 1,301                (5,175)              8,718                               4,844
Equity in income of subsidiaries             5,660                13,929                                   (19,589)
                                   ---------------        --------------      ---------------      ---------------    ----------
Net Income/(Loss)                 $          7,738        $        5,660            $ 13,929              $(19,589)     $  7,738
                                   ---------------        --------------      ---------------      ---------------    ----------
                                   ---------------        --------------      ---------------      ---------------    ----------

                              METRIS COMPANIES INC.
          Supplemental Condensed Consolidating Statements of Cash Flows
                          Quarter Ended March 31, 1998

                             (Dollars in thousands)


                                                             Metris           Guarantor        Non-Guarantor
                                                          Companies Inc.     Subsidiaries      Subsidiaries      Consolidaed
                                                         ----------------  -------------      --------------    --------------
Operating Activities:
Net cash provided by (used in) operating activities             $(4,897)      $(10,437)           $93,461          $ 78,127
                                                                --------      ---------            -------          --------
Investing Activities:
Proceeds from sales of loans                                                                        33,549            33,549
Net loans originated or collected                                 6,308                            (86,666)          (80,358)
Additions to premises and equipment                                             (2,306)                345            (1,961)
                                                                -------       ---------            -------          ---------
Net cash provided by (used in) investing activities               6,308         (2,306)            (52,772)          (48,770)
                                                                -------       ---------            --------         ---------
Financing Activities:
Net (decrease) increase in short-term borrowings                (47,540)       (10,828)             44,368           (14,000)
Cash dividends paid                                               6,808                             (7,000)             (192)
Capital contributions                                            40,594         22,964             (63,558)
                                                                -------       ---------            --------         ---------
Net cash used in provided by financing activities                 (138)         12,136             (26,190)          (14,192)
                                                                -------       --------             --------         ---------
Net (decrease) increase in cash and cash equivalents              1,273          (607)              14,499            15,165
Cash and cash equivalents at beginning of
   period                                                           337           390               47,496            48,223
                                                                -------       -------              -------          --------
Cash and cash equivalents at end of period                      $ 1,610       $  (217)             $61,995          $ 63,388
                                                                -------       --------             -------          --------
                                                                -------       --------             -------          --------


                              METRIS COMPANIES INC.
          Supplemental Condensed Consolidating Statements of Cash Flows
                          Quarter Ended March 31, 1997

                             (Dollars in thousands)

                                              Metris          Guarantor          Non-Guarantor
                                           Companies Inc.    Subsidiaries        Subsidiaries    Consolidated
                                           -------------     ------------        -------------   ------------
Operating Activities:
Net cash provided by (used in) operating
   activities                                     $ 92,698       $ (2,578)       $(46,148)        $ 43,972
                                                  --------       ---------       ---------        --------
Investing Activities:
Proceeds from sales of loans                                                      125,000          125,000
Net loans originated or collected                  (14,995)                      (150,441)        (165,436)
Credit card portfolio acquisition                                                 (39,804)         (39,804)
Additions to premises and equipment                                (1,810)              5           (1,805)
                                                  -----------    ---------       --------         ---------
Net cash (used in) investing activities            (14,995)        (1,810)        (65,240)         (82,045)
                                                  ---------      ---------       ---------        ---------
Financing Activities:
Decrease in interest-bearing deposit                (1,000)                                         (1,000)
Net (decrease) increase in short-term borrowings    51,828          4,406          (8,397)          47,837
Capital contributions                             (132,852)                       132,852
                                                  ---------      ------------    --------        ----------
Net cash provided by (used in) financing
   activities                                      (82,024)         4,406         124,455           46,837
                                                  ---------      --------        --------         --------
Net increase (decrease)  in cash and cash
   equivalents                                      (4,321)            18          13,067            8,764
Cash and cash equivalents at beginning of period     4,375             84          27,623           32,082
                                                  --------       --------        --------         --------
Cash and cash equivalents at end of period        $     54       $    102        $ 40,690         $ 40,846
                                                  --------       --------        --------         --------
                                                  --------       --------        --------         --------


ITEM 2.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. and its subsidiaries (collectively, the "Company"), including Metris Direct, Inc., Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"), Metris Direct Services, Inc., Metris Funding Co., and Metris Receivables, Inc. This discussion should be read in conjunction with the following documents for a full understanding of the Company's financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1997 Annual Report to Shareholders; the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997; and the Proxy
Statement for the 1997 Annual Meeting of Shareholders. In addition, this discussion should be read in conjunction with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1998, of which this commentary is a part, the condensed consolidated financial statements and the related notes thereto.

Results of Operations

         Net income for the three months ended March 31, 1998, was $11.2 million, or $.55 per share, up 45% from $7.7 million, or $.38 per share for the first quarter of 1997. The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $3.6 billion for the first quarter 1998 from $1.7 billion for the first quarter 1997, an increase of 112%.

Managed Loan Portfolio

         The Company's managed loan portfolio is comprised of credit card loans held for securitization, retained interests in loans securitized and the investors' share of securitized credit card loans. The investors' share of securitized credit card loans is not an asset of the Company, and therefore, is not shown on the Company's consolidated balance sheets. The following tables summarize the Company's managed loan portfolio:


                                                                                              March 31,
                                                                            ----------------------------------------
                                                                                     1998                1997
                                                                                     ----                ----
Dollars in thousands
Period-end balances
Credit card loans:
   Loans held for securitization                                            $         29,933      $           61,778
   Retained interests in loans securitized                                           487,506                 229,265
   Investors' interests in securitized loans                                       3,099,837               1,525,610
                                                                            ----------------      ------------------
Total managed loan portfolio                                                $      3,617,276      $        1,816,653
                                                                            ----------------      ------------------
                                                                            ----------------      ------------------


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                             ------------------------------------------

                                                                                       1998                1997
                                                                                       ----                ----
Dollars in thousands
Average balances
Credit card loans:
   Loans held for securitization                                            $            33,540      $           36,657
   Retained interests in loans securitized                                              493,565                 217,455
   Investors' interests in securitized loans                                          3,094,982               1,456,977
                                                                            -------------------      ------------------
Total managed loan portfolio                                                $         3,622,087      $        1,711,089
                                                                            -------------------      ------------------
                                                                            -------------------      ------------------

Impact of Credit Card Securitizations

         The following table provides a summary of the effects of credit card securitizations on selected line items of the Company's statements of income for each of the periods presented, as well as selected financial information on both an owned and a managed loan portfolio basis:


                                                                                            Three Months Ended
                                                                                                March 31,
                                                                            -------------------------------------------
                                                                                       1998                  1997
                                                                                       ----                  ----
Dollars in thousands
Statements of Income (owned basis):
   Net interest income                                                      $           20,144      $            10,971
   Provision for loan losses                                                            20,042                   11,054
   Other operating income                                                               72,496                   46,248
   Other operating expense                                                              54,348                   33,583
                                                                            ------------------      -------------------
   Income before income taxes                                               $           18,250      $            12,582
                                                                            ------------------      -------------------
                                                                            ------------------      -------------------

Adjustments for Securitizations:
   Net interest income                                                      $          100,891      $            47,452
   Provision for loan losses                                                           105,993                   45,168
   Other operating income                                                                5,102                    (2,284)
   Other operating expense
                                                                            ------------------      -------------------
   Income before income taxes                                               $                       $
                                                                            ------------------      -------------------
                                                                            ------------------      -------------------

Statements of Income (managed basis):
   Net interest income                                                      $          121,035      $            58,423
   Provision for loan losses                                                           126,035                   56,222
   Other operating income                                                               77,598                   43,964
   Other operating expense                                                              54,348                   33,583
                                                                            ------------------      -------------------
   Income before income taxes                                               $           18,250      $            12,582
                                                                            ------------------      -------------------
                                                                            ------------------      -------------------

Other Data:
Owned Basis:
Average interest-earning assets                                             $          594,393      $           291,375
Return on average assets                                                                   5.9%                     9.1%
Return on average equity                                                                  25.0%                    21.9%
Net interest margin (1)                                                                   13.7%                    15.3%
Managed Basis:
Average interest-earning assets                                             $        3,689,375      $         1,748,352
Return on average assets                                                                   1.2%                     1.8%
Return on average equity                                                                  25.0%                    21.9%
Net interest margin (1)                                                                   13.3%                    13.6%



(1) Net interest margin is equal to annualized net interest income divided by average interest-earning assets.

         Net Interest Income

         Net interest income consists primarily of interest earned on the Company's credit card loans less interest expense on borrowings to fund the loans.

         Managed net interest income for the three months ended March 31, 1998, was $121.0 million compared to $58.4 million for the same period in 1997. This increase was primarily due to a $1.9 billion increase in average managed loans over the comparable period in 1997.

         The following table provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three month periods ended March 31, 1998 and 1997:

Analysis of Average Balances, Interest and Average Yields and Rates


                                         Three Months Ended March 31,
                         -----------------------------------------------------------------------

                                         1998                                1997
                         -----------------------------------------------------------------------
                            Average                 Yield/      Average               Yield/
                            Balance     Interest     Rate       Balance    Interest    Rate
                            -------     --------    ------      -------    --------   ------

Dollars in thousands
Owned Basis:
Assets:
Interest-earning assets:
Federal funds sold         $  35,409   $    481      5.5%      $   23,441   $   306      5.3%
Short-term investments        31,879        421      5.4%          13,822       190      5.6%
Credit card loans            527,105     25,885     19.9%         254,112    11,934     19.0%
                           ---------   --------    ------      ----------   -------     -----
Total interest-earning
  assets                   $ 594,393   $ 26,787     18.3%      $  291,375   $12,430     17.3%
Other assets                 220,918                               69,267
Allowance for loan losses    (38,908)                             (16,716)
                           ---------                           -----------
  Total assets             $ 776,403                           $  343,926
                           ---------                           -----------
                           ---------                           -----------

Liabilities and Equity:
Interest-bearing
  liabilities              $ 296,089    $ 6,643      9.1%      $   83,745   $ 1,459      7.1%
Other liabilities            298,182                              116,857
                           ---------                           ----------
Total liabilities            594,271                              200,602
Stockholders' equity         182,132                              143,324
                           ---------                           ----------
Total liabilities and
  equity                   $ 776,403                           $  343,926
                           ---------                           -----------
                           ---------                           -----------
Net interest income and
  interest margin (1)                  $ 20,144     13.7%                   $10,971     15.3%
Net interest rate
  spread (2)                                         9.2%                               10.2%

Managed Basis:
Credit card loans         $3,622,087   $186,054     20.8%      $1,711,089   $80,350     19.0%
Total interest-earning
  assets                   3,689,375    174,859     19.2%       1,748,352    80,846     18.8%
Total interest-bearing
  liabilities              3,391,071     53,824      6.4%       1,540,721    22,423      5.9%
Net interest income and
  interest margin (1)                   121,035     13.3%                    58,423     13.6%
Net interest rate
  spread (2)                                        12.8%                               12.9%



(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

Other Operating Income

         Other operating income contributes substantially to the Company's results of operations, representing 73% and 79% of owned revenues for the three months ended March 31, 1998 and 1997, respectively. Fee-based services revenues, particularly from debt waiver products, continue to provide an increasing percentage of other operating income. Debt waiver products and other fee-based services revenues are expected to increase with growth in credit card accounts and as the Company continues to offer other fee-based services to its customer base and to customers of its partners. The following table presents other operating income on an owned basis:


                                                                       Three Months Ended
                                                                            March 31,
                                                               ----------------------------------
                                                                     1998                1997
                                                                     ----                ----
Dollars in thousands
Other Operating Income:
Net securitization and credit card servicing income             $     34,907         $     26,533
Credit card fees, interchange and other income                        13,021                7,602
Fee-based services revenues                                           19,564               11,824
Net extended service plan revenues                                     5,004                  289
                                                                ------------         ------------
   Total                                                        $     72,496         $     46,248
                                                                ------------         ------------
                                                                ------------         ------------

         Other operating income increased $26.2 million for the three months ended March 31, 1998, over the comparable period in 1997, primarily due to income generated from the growth in average securitized credit card loans. Additionally, fee-based services revenues increased by $7.7 million because of the Company's marketing efforts to cross-sell other products and services to its customers. Specifically, debt waiver product revenue increased by $6.7 million as the Company continued to add new credit card customers with debt waiver protection.

         Net extended service plan revenues increased by $4.7 million in the first quarter of 1998 compared to the first quarter of 1997. This increase reflects that the Company assumed responsibility for claims processing and underwriting on contracts sold on or after January 1, 1997. As a result, all extended service plan revenues and the related expenses were deferred and recognized over the life of the related extended service plan contracts. The extended service plan revenues before accounting deferrals for the first quarter 1998 were consistent with the first quarter of 1997.

Other Operating Expense


                                                                               Three Months Ended
                                                                                   March 31,
                                                                   --------------------------------------

                                                                          1998                 1997
                                                                          ----                 ----
Dollars in thousands
Other Operating Expense:
Credit card account and other product
     solicitation and marketing expenses                           $       10,150        $        7,721
Employee compensation                                                      15,088                 7,953
Data processing services and communications                                 8,857                 5,011
Third-party servicing expense                                               2,571                 2,970
Warranty and debt waiver underwriting
     and claims servicing expense                                           2,875                 1,216
Credit card fraud losses                                                    1,316                   899
Other                                                                      13,491                 7,813
                                                                   --------------        --------------
     Total                                                         $       54,348        $       33,583
                                                                   --------------        --------------
                                                                   --------------        --------------

         Total other operating expenses include direct and allocated expenses from Fingerhut Companies Inc., ("FCI") for administrative services provided to the Company under the administrative services agreement.

         Total other operating expenses for the three months ended March 31, 1998, increased $20.8 million over the comparable period in 1997, primarily due to employee compensation, data processing services and communications, and other expenses. Employee compensation increased due to staffing needs to support the increase in credit card accounts and other functions. The increase in data processing services and communications expense was largely due to the increased number of credit card accounts, transaction volumes and loan balances. The increase in other expenses is primarily due to general growth in the business lines and building an infrastructure to support the growth.

Income Taxes

         The Company's provision for income taxes includes both federal and state income taxes. Applicable income tax expense was $7.0 million and $4.8 million for the periods ended March 31, 1998 and 1997, respectively. This tax expense represents an effective tax rate of 38.5% for the three months ended March 31, 1998 and 1997.

Asset Quality

         The Company's delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of the Company's various credit card account portfolios, the success of the Company's collection and recovery efforts, and general economic conditions. The average age of the Company's credit card portfolio affects the stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts to minimize net losses. At March 31, 1998, 46% of managed accounts and 40% of managed loans were less than 18 months old. Accordingly, the Company believes that its loan portfolio will experience increasing or fluctuating levels of delinquency and loan losses as the average age of the Company's accounts increases.

         This trend is reflected in the change in the Company's net charge-off ratio. For the quarter ended March 31, 1998, the Company's managed net charge-off ratio was 8.8% compared to 8.5% for the quarter ended March 31, 1997. The charge-off ratio for the quarter ended March 31, 1998 was favorably impacted by the purchase accounting related to two portfolio acquisitions reducing the reported rate by 170 basis points. The Company believes, consistent with its statistical models and other credit analysis, that this rate will continue to fluctuate but generally rise over the next year.

         The Company's strategy for managing loan losses to maximize profitability consists of credit line management, risk-based pricing so that an acceptable profit margin is maintained based on the perceived risk of each credit card account and continual focus on collections. Under this strategy, interest rates are established for each credit card account based on its perceived risk profile. Loan losses are further managed through the offering of credit lines which are generally lower than is currently standard in the industry. Individual accounts and their related credit lines are also continually managed using various marketing, credit and other management processes in order to continue to maximize the profitability of accounts.

         Delinquencies

         Delinquencies not only have the potential to affect earnings in the form of net loan losses, but are also costly in terms of the personnel and other resources dedicated to their resolution. Delinquency levels are monitored on a managed basis, since delinquency on either an owned or managed basis subjects the Company to credit loss exposure. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the cardholder's statement. It is the Company's policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related loans, interest and other fees are charged-off. The following table presents the delinquency trends of the Company's credit card loan portfolio on a managed portfolio basis:

Managed Loan Delinquency


                                              March 31,              % of              March 31,              % of
                                                 1998               Total                 1997                Total
                                                 ----               -----                 ----                -----
Dollars in thousands
Managed loan portfolio                     $        3,617,276           100%       $        1,816,653             100%
Loans contractually delinquent:
     30 to 59 days                                     79,902           2.2%                   37,466             2.1%
     60 to 89 days                                     59,245           1.7%                   24,820             1.4%
     90 or more days                                  127,606           3.5%                   46,418             2.5%
                                           ------------------      ---------       ------------------      -----------
       Total                               $          266,753           7.4%       $          108,704             6.0%
                                           ------------------      ---------       ------------------      -----------
                                           ------------------      ---------       ------------------      -----------


         The above numbers reflect continued seasoning of the Company's managed loan portfolio. The ratio for the current year quarter was favorably impacted by the portfolio acquisitions by approximately 10 basis points. The Company intends to continue to focus its resources on its collection efforts to minimize the negative impact to net loan losses that results from increased delinquency levels.

Net Charge-Offs

         Net charge-offs include the principal amount of losses from cardholders unwilling or unable to pay their loan balances, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged against the related income at the time of charge-off. The following table presents the Company's net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:


                                                            Three Months Ended
                                                                  March 31,
                                                ----------------------------------------

                                                       1998                      1997
                                                       ----                      ----
Dollars in thousands
Owned basis:
     Average loans outstanding                  $          527,105         $        254,112
     Net charge-offs                                        10,615                    5,332
     Net charge-offs as a percentage
         of average loans outstanding (1)                      8.2%                     8.5%
                                                ------------------         ----------------
                                                ------------------         ----------------

Managed basis:
     Average loans outstanding                  $        3,622,087         $      1,711,089
     Net charge-offs                                        79,017                   35,888
     Net charge-offs as a percentage of
         average loans outstanding (1)                         8.8%                     8.5%
                                                ------------------         ----------------
                                                ------------------         ----------------

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

         The provision for loan losses on an owned basis for the three months ended March 31, 1998, totaled $20.0 million compared to a provision of $11.1 million for the same period last year. The amount and level of the provision for loan losses on an owned basis may vary from period to period, depending on the amount of credit card loans sold and securitized in a particular period. However, the increase for the three month period ended March 31, 1998, as compared to the three month period ended March 31, 1997, is primarily reflective of the large increase in on-balance sheet loans and the overall seasoning of the portfolio. The following table presents the change in the Company's allowance for loan losses and other ratios on both an owned and a managed portfolio basis for the periods presented:

Analysis of Allowance for Loan Losses


                                                                 Three Months Ended
                                                                     March 31,
                                                      ------------------------------------

                                                            1998                    1997
                                                            ----                    ----
Dollars in thousands
Owned Basis:
Balance at beginning of period                        $         32,039        $         12,829
Allowance related to assets acquired, net                                                  806
Provision for loan losses                                       20,042                  11,054
Loans charged-off                                               11,019                   5,450
Recoveries                                                         404                     118
                                                      ----------------        ----------------
Net loan charge-offs                                            10,615                   5,332
                                                      ----------------        ----------------
Balance at end of period                              $         41,466        $         19,357
                                                      ----------------         ----------------
                                                      ----------------         ----------------
Ending allowance as a percent of loans                             8.0%                    6.7%
                                                      ----------------         ----------------
                                                      ----------------         ----------------


                                                                 Three Months Ended
                                                                     March 31,
                                                      -----------------------------------------
                                                            1998                    1997
                                                            ----                    ----
Dollars in thousands
Managed Basis:
Balance at beginning of period                        $        244,084        $         95,669
Allowance related to assets acquired, net                                                  806
Provision for loan losses                                      126,035                  56,222
Loans charged-off                                               81,664                  36,682
Recoveries                                                       2,647                     794
                                                      ----------------        ----------------
Net loan charge-offs                                            79,017                  35,888
                                                      ----------------        ----------------
Balance at end of period                              $        291,102       $         116,809
                                                      ----------------         ----------------
                                                      ----------------         ----------------

Ending allowance as a percent of loans                            8.0%                      6.4%
                                                      ----------------         ----------------
                                                      ----------------         ----------------

Liquidity, Funding and Capital Resources

         One of the Company's primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Because the pricing and maturity characteristics of the Company's assets and liabilities change, liquidity management is a dynamic process, affected by changes in short and long- term interest rates. The Company utilizes a variety of financing sources to manage liquidity, refunding and interest rate risks. Current funding sources are committed and/or available by counterparties to the Company through facilities established by the Company and FCI.

         The Company finances the growth of its credit card loan portfolio through cash flow from operations, asset securitization, bank financing, long-term debt issuance and equity issuance.

         At March 31, 1998 and 1997 the Company has received cumulative net proceeds of approximately $3.1 billion and $1.5 billion, respectively, from sales of credit card loans, of which $21.5 million and $20.0 million , respectively, was deposited in an investor reserve account held for the benefit of the certificate holders in the Trust or the Conduit. Cash generated from these transactions was used to reduce short-term borrowings and to fund credit card loan growth.

         The Company borrows under a $300 million, five-year revolving credit facility (the "Revolving Credit Facility"), which is currently guaranteed by FCI, to fund on-balance sheet loans and for other general business purposes. At March 31, 1998 and December 31, 1997, the Company had outstanding borrowings of $130 million and $144 million, respectively, under the Revolving Credit Facility. The Company expects to refinance the existing Revolving Credit Facility prior to the proposed Spin-Off from Fingerhut on an unguaranteed basis, although no assurance can be given to that effect.

         In November 1997, the Company privately issued and sold $100 million of 10% Senior Notes due 2004 pursuant to an exemption under the Securities Act of 1933, as amended. The net proceeds were used to reduce borrowings under the Revolving Credit Facility. In March 1998, the Company completed an exchange offer for the Senior Notes. The terms of the new Senior Notes are identical in all material respects to the original private issue. The Senior Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc., and all future subsidiaries of the Company that guarantee any of the Company's indebtedness, including the Revolving Credit Facility. The guarantee is an unsecured obligation of Metris Direct, Inc. and ranks pari passu with all existing and future unsubordinated indebtedness.

Newly Issued Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public enterprises report information about operating segments in annual financial statements and interim financial reports. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company is evaluating the effect the adoption of this statement will have on the reporting of its financial information.

Year 2000

         The "Year 2000" problem is a result of computer programs using two digit years instead of four digit years. Year 2000 could have an impact on the operations of the Company if not properly addressed.

         The Company, like all database marketing companies and financial services institutions, is heavily dependent upon computer systems for all phases of its operations. The Company processes data through its own systems and obtains data and processing services from various vendors. The Company, therefore, must concern itself not only with its own systems but also with the status of Year 2000 compliance with respect to those vendors that provide data and processing services to the Company. The Company created a Year 2000 project team to identify, address and monitor internal systems and vendor issues related to the Year 2000 problem.

         Most of the Company's existing information systems are less than three years old and were originally designed for Year 2000 compliance. However, the Company is dependent on databases maintained by FCI and card and statement generation, among other services, provided by First Data Resources ("FDR"). The project team meets monthly with systems experts at FCI to determine where the Company's and FCI's systems overlap and to determine what steps are necessary to ensure compliance. The project team is monitoring ongoing testing by FCI to determine compliance with respect to those matters which impact the Company. The project team also has been in constant contact with FDR with respect to its programs for Year 2000. The project team receives quarterly reviews from FDR concerning its efforts to become Year 2000 compliant and also receives interim reports as to specific issues. The Company believes that FDR will address the Year 2000 problems on a timely basis. However, the Company continues to closely monitor the progress of FDR.

         In April 1998, the project team sent questionnaires to many of its identified material vendors to determine the impact on the Company and the vendors' plans for becoming year 2000 compliant. The project team's goal is to obtain test results showing compliance by vendors by the end of first quarter 1999. The project team has developed high level contingency plans to address noncompliance by its material vendors, which may include replacing vendors.

         Although the Company cannot ensure compliance by all of its vendors on a timely basis, the Company believes that it is taking appropriate steps to identify exposure to Year 2000 problems and to address them on a timely basis. In addition, the Company believes that it has adequate resources to achieve Year 2000 compliance for its systems which may not be compliant. Moreover, the Company believes that the costs of Year 2000 compliance will not be material to the Company's consolidated financial position, results of operations or cash flows.

         Forward-Looking Statements

         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. Stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the Company's limited operating history as a stand-alone entity; the Company's limited experience with respect to originating and servicing credit card accounts, including limited delinquency, default and loss experience; the lack of seasoning of its credit card portfolio, which makes the predictability of delinquency and loss levels more difficult; risks associated with unsecured credit transactions, particularly to moderate income consumers; interest rate risks; dependence on the securitization of the Company's credit card loans to fund operations; general economic conditions affecting consumer income which may increase consumer bankruptcies, defaults and delinquencies; state and federal laws and regulations, including consumer and debtor protection laws; and the highly-competitive industry in which the Company operates. Each of these factors is more fully discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Reference to this Cautionary Statement or Exhibit 99 in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of these factors may cause actual results to differ materially from those anticipated in such forward-looking statement or statements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                           Part II. Other Information

Item 1.         Legal Proceedings
                Not applicable

Item 2.         Changes in Securities
                Not applicable

Item 3.         Defaults Upon Senior Securities
                Not applicable

Item 4.         Submission of Matters to a Vote of Security Holders
                Not applicable

Item 5.         Other Information
                Not applicable

Item 6.         Exhibits and Reports on Form 8-K

                (a)    Exhibits:

                        3.2 Amended and Restated By-laws (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-52627), filed on May 14, 1998).

                       10.8*   (ii) Amendment, dated May 12, 1998 (Incorporated
                                    by reference to Exhibit 4.3 to the
                                    Registrant's Registration Statement on
                                    Form S-8 (File No. 333-52627), filed on May
                                    14, 1998).

                       10.21  (iii) Subordination, Non-Disturbance & Attornment
                                    Agreement, dated March 17, 1998
                               (iv) Tenant Estoppel Certificate, dated
                                    March 3, 1998, to State Farm Life Insurance
                                    Company

                         11     Computation of Earnings Per Share

                         27     Financial Data Schedule

                (b)      Reports on Form 8-K:

                         None

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 10(iii)(A) of Item 601 of Regulation S-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      METRIS COMPANIES INC.

Signature                              Title                             Date

Principal financial officer:           Senior Vice President,           May 12, 1998
                                       Chief Financial Officer
/s/ Robert W. Oberrender
---------------------------
Robert W. Oberrender

Principal accounting officer:          Senior Director of Finance,       May 12, 1998
                                       Corporate Controller
/s/ Jean C. Benson
---------------------------
Jean C. Benson
