Form 10-Q/A
period 1998-06-30
METRIS COMPANIES INC
filed 1998-08-14
CIK 1021061

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                       _______________________

                             FORM 10-Q/A

                              (Mark One)


[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
	   Exchange Act of 1934

	   For the quarterly period ended			June 30, 1998

                                or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
	   Exchange Act of 1934

	For the transition period from 			__________ to __________

Commission file number:			001-12351


                           METRIS COMPANIES INC.
         (Exact name of registrant as specified in its charter)


        Delaware								                 41-1849591
(State of Incorporation)			(I.R.S. Employer Identification No.)


    600 South Highway 169, Suite 1800, St. Louis Park, Minnesota  55426
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

                   	Yes   X  				No _____

As of July 29, 1998, 19,225,000 shares of the registrant's common stock, par value $.01 per share, were outstanding.



Item 5.	Other Information
	Shareholders desiring to submit proposals for possible inclusion in the Company's 1999 Proxy Statement must do so on or before December 1, 1998.
Such proposals should be sent to Z. Jill Barclift, Esquire, Vice President and General Counsel, 600 South Highway 169, Suite 1800, St. Louis Park, Minnesota 55426.

	In addition, the Company's Amended and Restated By-Laws establish an advance notice procedure for shareholder proposals to be brought before any meeting of shareholders, including proposed nominations of persons for election to the Board, without any discussion of the matter in the proxy statement.
Shareholders at the 1999 annual meeting may consider shareholder proposals or nominations brought by a shareholder of record (a) not less than 50 days or more than 75 days prior to the meeting (that is between February 24, and
March 22, 1999) or (b) if the Company has provided less than 60 days notice or prior public disclosure of the meeting, then not later than the 10th day after the earlier of the mailing of the notice or the public disclosure.  The written notice must be given to the Company's Secretary at the address above and be in proper form.  The 1999 annual meeting is expected to be held on
Tuesday, May 11, 1999.




SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRIS COMPANIES INC.


Signature						                    Title					                 Date

Principal financial officer:	      Senior Vice President, 	   August 14, 1998
		                                 Chief Financial Officer

/s/ Robert W. Oberrender
Robert W. Oberrender


Principal accounting officer:	     Vice President of Finance,	August 14, 1998
		                                 Corporate Controller

/s/ Jean C. Benson
Jean C. Benson