Form 10-Q
period 1998-09-30
METRIS COMPANIES INC
filed 1998-11-17
CIK 1021061

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________

                                 FORM 10-Q

                                (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended              September 30, 1998

                                    or

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

                Yes   X                      No _____

As of October 30, 1998 19,244,750 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




                               September 30, 1998

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

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations..........................................18

     Item 3.    Quantitative and Qualitative Disclosures
                About Market Risk...................................30


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings.......................................31

     Item 2. Changes in Securities...................................32

     Item 3. Defaults Upon Senior Securities.........................32

     Item 4. Submission of Matters to a Vote of Security Holders.....32

     Item 5. Other Information.......................................32

     Item 6.    Exhibits and Reports on Form 8-K.....................32

            Signatures...............................................34

                         Part I.  Financial Information


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands) (Unaudited)

                                             September        December
                                              30, 1998        31, 1997
Assets:
Cash and due from banks                     $ 19,049        $  21,006
Federal funds sold                            13,713           27,089
Short-term investments                           473              128
  Cash and cash equivalents                   33,235           48,223
Retained interests in loans securitized      546,419          471,831
     Less:  Allowance for loan losses        350,864          244,084
  Net retained interests in loans
  securitized                                195,555          227,747
Loans held for securitization                 38,916            8,795
Premises and equipment, net                   20,945           15,464
Accrued interest and fees receivable           5,297            4,310
Prepaid expenses and deferred charges         34,904           18,473
Deferred income taxes                        129,216           80,787
Customer base intangible                      42,176           36,752
Other receivables due from credit card
   securitizations, net                      149,133           77,486
Other assets                                  25,090           20,625
  Total assets                              $674,467        $ 538,662
Liabilities:
Short-term borrowings                       $214,000        $ 144,000
Long-term debt                               100,896          100,000
Accounts payable                              32,174           35,356
Current income taxes payable                  16,761            9,701
Deferred income                               69,113           49,204
Accrued expenses and other liabilities        25,167           24,363
  Total liabilities                          458,111          362,624
Stockholders' Equity:
Preferred stock, par value $.01 per share;
  10,000,000 shares authorized, none
  issued or outstanding
Common stock, par value $.01 per share;
  100,000,000 shares authorized,
  19,242,000 and 19,225,000 shares
  respectively, issued and outstanding           192              192
Paid-in capital                              107,331          107,059
Retained earnings                            108,833           68,787
  Total stockholders' equity                 216,356          176,038
  Total liabilities and stockholders'
  equity                                    $674,467        $ 538,662

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data) (Unaudited)


                                            Three Months     Nine Months Ended
                                                Ended
                                            September 30,      September 30,
                                           1998      1997      1998      1997
Interest Income:
Credit card loans and retained interests
  in loans securitized                   $  28,234   $ 16,490 $ 80,494  $ 42,645
Federal funds sold                             197        515      977     1,270
Other                                          133        210      902       568
 Total interest income                      28,564     17,215   82,373    44,483
Interest expense                             8,902      2,398   21,733     5,930
Net Interest Income                         19,662     14,817   60,640    38,553
Provision for loan losses                   17,154     11,106   58,586    28,589
Net interest income
 after provision for loan losses             2,508      3,711    2,054     9,964
Other Operating Income:
Net securitization and credit
 card servicing income                      30,499     14,706   95,454    59,533
Credit card fees, interchange
 and other income                           18,961     10,488   47,707    28,324
Fee-based services revenues                 26,399     16,085   77,501    42,331
                                            75,859     41,279  220,662   130,188

Other Operating Expense:
Credit card account and other product
 solicitation and marketing expenses         7,818      5,942   29,245    22,419
Employee compensation                       12,940      8,318   42,612    24,455
Data processing services and communications  8,822      3,628   25,792    12,893
Third-party servicing expense                2,895      2,233    7,953     7,972
Warranty and debt waiver underwriting
 and claims servicing expense                3,059      1,689    8,479     4,077
Credit card fraud losses                     1,034      1,121    3,354     2,700
Other                                       14,162      4,925   39,231    20,117
                                            50,730     27,856  156,666    94,633
Income Before Income Taxes                  27,637     17,134   66,050    45,519
Income taxes                                10,641      6,597   25,430    17,525
Net Income                                $ 16,996  $  10,537 $ 40,620  $ 27,994

Earnings Per Share:
Basic                                     $    .88  $    .55  $   2.11  $   1.46
Diluted                                   $    .85  $    .52  $   2.03  $   1.38

Shares used to compute EPS:
Basic                                       19,231    19,225    19,227    19,225
Diluted                                     20,063    20,299    19,973    20,224

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
                                                      Nine Months Ended
                                                        September 30,
                                                    1998           1997
Operating Activities:
Net income                                       $ 40,620      $   27,994
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                    33,428           8,572
  Change in allowance for loan losses             106,780          94,957
  Changes in operating assets and liabilities:
     Accrued interest and fees receivable            (987)           (803)
     Prepaid expenses and deferred charges        (30,216)        (15,966)
     Deferred income taxes                        (48,429)        (31,269)
     Accounts payable and accrued expenses         (2,378)         13,813
     Other receivables due from credit card
          securitizations, net                    (75,202)        (13,939)
     Current income taxes payable                   7,060           5,720
     Deferred income                               19,909          23,747
     Other                                        (10,969)         (2,768)
Net cash provided by operating activities          39,616         110,058

Investing Activities:
Proceeds from sales of loans                      590,928         923,750
Net loans originated or collected                (599,322)       (738,004)
Credit card portfolio acquisition                (108,164)       (369,402)
Additions to premises and equipment                (8,640)         (6,470)
Net cash used in investing activities            (125,198)       (190,126)

Financing Activities:
Decrease in interest-bearing deposit                               (1,000)
Net increase in short-term borrowings             70,000           98,836
Issuance of term loans                               896
Cash dividends paid                                 (574)            (385)
Net proceeds from issuance of common stock            272
Net cash provided by financing activities          70,594          97,451
Net (decrease)increase in cash and cash
  equivalents                                     (14,988)         17,383
Cash and cash equivalents at beginning of period   48,223          32,082
Cash and cash equivalents at end of period       $ 33,235      $   49,465

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Metris Companies Inc. ("Metris") and its subsidiaries (collectively, the "Company"). The Company is an information-based direct marketer of consumer credit products and fee-based services primarily to moderate-income consumers.

     All significant intercompany balances and transactions have been eliminated in consolidation. During the third quarter of 1998, Fingerhut Companies, Inc. ("FCI") received formal written approval from the Internal Revenue Service to complete the tax-free spin off of FCI's remaining 83% interest in the Company (the "Spin Off".) The FCI Board of Directors approved the Spin Off and completed the distribution of Metris shares on September 25, 1998 to FCI shareholders of record on September 11, 1998.

Interim Financial Statements

     The unaudited interim consolidated financial statements and related unaudited financial information in the footnotes have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Such interim financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company and the results of its operations and its cash flows for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

Reclassifications

     Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. Such reclassifications did not have any effect on net income or stockholders' equity.

Securitization, Retained Interests in Loans Securitized and Securitization
Income

     The Company securitizes and sells a significant portion of its credit card loans to both public and private investors through the Metris Master Trust (the "Trust") and third-party bank sponsored, multi-seller receivables conduits (the "Conduits"). The Company retains participating interests in the credit card loans under "Retained interests in loans securitized" on the consolidated balance sheets. The Company's retained interests in loans securitized are subordinate to the interests of investors in the Trust and Conduit portfolios. Although the Company continues to service the securitized credit card accounts and maintains the customer relationships, these transactions are treated as sales for financial reporting purposes and the associated loans are not reflected on the consolidated balance sheets.

     Beginning in 1997, the sales of these loans have been recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The adoption of SFAS 125 did not have a material effect on the Company's consolidated financial statements. Upon sale, the sold credit card loans are removed from the balance sheet and the related financial and servicing assets controlled and liabilities incurred are initially measured at fair value, if practicable. SFAS 125 also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer.

     The securitization and sale of credit card loans changes the Company's interest in such loans from lender to servicer, with a corresponding change in how revenue is reported in the statements of income. For securitized and sold credit card loans, amounts that otherwise would have been recorded as interest income, interest expense, fee income and provision for loan losses are instead reported in other operating income as "Net securitization and credit card servicing income." The Company has various receivables from the Trust or Conduits and other assets as a result of securitizations, including: amounts deposited in an investor reserve account held by the Trust for the benefit of the Trust's security holders; amounts due from interest rate caps, swaps and floors; accrued interest and fees on the securitized receivables; servicing fee receivables; and various other receivables. These amounts are reported as "other receivables due from credit card securitizations, net" on the consolidated balance sheets. The provision for loan losses reflected on the statements of income in "Net securitization and credit card servicing income" was $117.6 million and $331.6 million for the three and nine-month periods ended September 30, 1998, respectively, compared to $76.9 million and $182.3 million for the same periods of 1997.

     Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing loan portfolio, effectively reducing the Company's retained interests in loans securitized to a fair value presentation.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Statements of Cash Flows

     Cash paid for interest during the nine month periods ended September 30, 1998 and 1997, was $8.5 million and $5.8 million, respectively. Cash paid for income taxes for the same periods was $66.8 million and $43.1 million, respectively.

Earnings Per Share

     The following table presents the computation of basic and diluted weighted average shares used in the per share calculations:

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                           1998    1997       1998       1997
(In thousands, except per share amounts)
Income available to common stockholders $ 16,996 $ 10,537   $ 40,620  $  27,994
Weighted average common shares
  outstanding                             19,231   19,225     19,227     19,225
Adjustments for dilutive securities:
Assumed exercise of outstanding stock
  options                                    832    1,074        746        999
Diluted common shares                     20,063   20,299     19,973     20,224

Earnings per share:
  Basic                                 $    .88 $    .55   $   2.11  $    1.46
  Diluted                               $    .85       $                                     .52$          2.03$   1.38

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is as follows:

                                         Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                           1998      1997      1998      1997
(In thousands)
Balance at beginning of period           $324,157  $ 139,825 $244,084  $ 95,669
Allowance related to assets acquired,net              12,555    1,378    13,361
Provision for loan losses                  17,154     11,106   58,586    28,589
Provision for loan losses (1)             117,582     76,891  331,554   182,330
Loans charged-off                         112,390     50,880  295,480   132,160
Recoveries                                  4,361      1,129   10,742     2,837
Net loan charge-offs                      108,029     49,751  284,738   129,323
Balance at end of period                 $350,864  $ 190,626 $350,864  $190,626

(1) Amounts are included in "Net securitization and credit card servicing income".


NOTE 4 - SHORT-TERM BORROWINGS

     On June 30, 1998, the Company executed a new $200 million, three-year revolving credit facility and a $100 million five-year term loan (the "New Credit Facility") with a syndicate of banks and money market mutual funds. This agreement became effective upon the Spin Off from FCI on September 25, 1998.
The New Credit Facility which is not guaranteed by FCI replaced the Company's $300 million, five-year revolving credit facility (the "Old Credit Facility"). The New Credit Facility is secured by receivables and subsidiary stock and guaranteed by a Company subsidiary. Financial covenants in the New Credit Facility include, but are not limited to, requirements concerning minimum net worth, minimum tangible net worth to net managed receivables and tangible net worth plus reserves to delinquent receivables. At September 30, 1998, the Company was in compliance with all financial covenants under this agreement. At September 30, 1998, the Company had outstanding borrowings of $214 million under the New Credit Facility. At December 31, 1997, the Company had outstanding borrowings of $144 million under the Old Credit Facility. The weighted average interest rates on the borrowings at September 30, 1998, and December 31, 1997, were 8.0% and 6.5%, respectively.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

     Prior to the Spin Off, the Company had entered into interest rate cap and swap agreements to hedge the cash flow and earnings impact of fluctuating interest rates on the spread between the floating rate loans owned by the Trust and the floating and fixed rate securities issued by the Trust to fund the loans. In connection with the issuance of the Trust Series 1998-1 securities on July 30, 1998, the Company entered into term interest rate cap agreements with highly rated bank counterparties in a total notional amount of $753 million, effectively capping the potential impact to the Trust of increases in the floating interest rate of the securities at 9.2%. Due to the Spin Off, the Company terminated interest rate swap agreements guaranteed by FCI related to the Trust Series 1996-1 and 1997-1 fixed rate securities issuances. Proceeds were utilized to purchase interest rate floors which did not require a FCI guaranty. The floors were in the same notional amounts and maturities as the previous swaps to hedge the potential impact on the Company's cash flow and earnings of a low market interest rate environment where the yield on the Trust's floating rate loans might decline causing the margin over the fixed rate funding to compress. During October 1998, the Company terminated the interest rate floors related to the 1997-1 Trust Series. The gain on this termination will be amortized into income over the remaining life of the hedged 1997-1 Series Securities. The cash proceeds of approximately $43.4 million were used to reduce borrowings under the New Credit Facility.

NOTE 6 - CHANGE IN ACCOUNTING METHOD

     During the quarter ended September 30, 1998, the Company changed its method of recognizing revenue for certain fee-based services for which a cancellation period with a full refund exists. This change was made to be consistent with recent revenue recognition policy changes made by others in the Company's industry. Previously, the Company had recognized a portion of the revenue, net of estimated cancellations, associated with such services during the refund period. The Company now defers the recognition of revenue until the expiration of the cancellation period at which time revenue relating to the full refund period is recognized. The remaining revenue is recognized over the remaining term of the membership. The Company continues to defer qualifying direct-response advertising costs and amortizes these expenses in proportion to revenue recognized. This change resulted in a cumulative one-time reduction in revenues of approximately $3.0 million and a corresponding reduction in expenses of approximately $3.1 million, or a $68,000 increase in net income. This cumulative impact is reflected in the consolidated statements of income for the three and nine-month periods ended September 30, 1998.


NOTE 7 - PNC CREDIT CARD PORTFOLO ACQUISITION

     On September 8, 1998, the Company announced that it had entered into a definitive agreement with PNC National Bank ("PNC"), a wholly owned subsidiary of PNC Bank Corp., to acquire a portfolio of approximately $1 billion of credit card receivables. The Company has agreed to purchase the portion of PNC's national portfolio that was originated outside PNC's traditional retail footprint, which is comprised of Pennsylvania, New Jersey, Delaware, Kentucky and parts of Ohio and Indiana. PNC is retaining all accounts in this footprint, as well as any accounts that are part of an existing co-branded or affinity program andaccounts of customers with other PNC relationships. With the exception of the six state area described above, the acquired portfolio has a geographic distribution similar to that of the Company's existing portfolio. The consideration to be paid by the Company to PNC will be based on the par value of the receivables in the PNC portfolio at the time of the closing, subject to certain adjustments. The Company intends to finance the PNC portfolio acquisition with proceeds from the sale of the portfolio's credit card receivables to one or more Conduits and the proceeds of a private financing (See Note 8). The PNC portfolio acquisition is expected to close in the fourth quarter of 1998.


NOTE 8 - SUBSEQUENT EVENTS

     On October 29, 1998, the Company declared a cash dividend in the amount of $.01 per share, aggregating approximately $.2 million, payable on November 23, 1998 to shareholders of record as of the close of business on November 16, 1998.

   On November 13, the Company entered into agreements with the Thomas H. Lee Company (together with its affiliates, the "Lee Company") to make a total investment of $300 million in the Company. Affiliates of the Lee Company have agreed to purchase 805,369 shares of Series C Perpetual Convertible Stock (the "Series C Preferred") which will be convertible into common shares at a conversion price of $37.25 common share subject to adjustment in certain circumstances. The series C Preferred will have a 9% divident payable in additional Series C Preferred and will also receive any dividends paid on the Company's common stock on an as converted basis. The cumulative payment-in-kind dividends are effectively guaranteed for a seven year period.
Assuming conversion of the Series C Preferred into common stock, the Lee Company would initially own approximately 28.7% of the Company on a diluted basis (using the diluted shares for the nine month period ended September 30, 1998). The Company's Board of Directors will be expanded to a total of 11 members and the Series C Preferred will entitle the holders to elect four members. Issuance of the Series C Preferred is subject to a number of conditions including but not limited to approval of the Office of the Comptroller of the Currency and Company shareholder approval.

  In order to provide the Company funding for the PNC portfolio acquisition (See Note 7) as well as for general corporate purposes prior to regulatory and shareholder approval of the Series C Preferred, the Lee Company has agreed to purchase $200 million in Seriew B Perpetual Stock (the "Series B Preferred") and $100 million in 12% Senior Notes due 2006 (the "Senior Notes"). The Company will also issue the Lee Company ten-year 3.75 million purchase
Metris shares of common stock for $30 subject to adjustment in certain circumstances. The Series B Preferred will have a 12.5% dividend payable in additional share of Series B Preferred for ten years, then converting to a dividend payable in cash. Upon issuance of the Class B Preferred, the Company's Board of Directors will be expanded from 7 to 9 members. The Company has agreed to nominate two Lee Company representatives to fill these seats. Issuance of the Series B Preferred and the Senior Notes is subject to a number of conditions including but not limited to, satisfactory re-negotiation of the Company's inter-company agreements with FCI and an amendment of the New Credit Facility to either increase the change in control ownership percentage from 30 to 35 or otherwise exempt the Lee Company from the change of control provision.

  Upon regulatory and shareholder approval of the Series C Preferred issuance, the Series B Preferred and Senior Notes shall automatically convert into Series C Preferred, and the warrants will be canceled. In the event that regulatory or shareholder approval is not obtained, the Series B Preferred, Senior Notes and warrants will remain outstanding and the Series
B Preferred dividend rate and the Senior Notes interest rate will both increase to 15%.

  The Lee Company is a Boston-based private equity firm founded in 1974 which manages approximately $6 billion of committed capital.

NOTE 9 - LONG-TERM DEBT

     During the second quarter of 1998, the Company received loans from the State of Maryland and the County of Baltimore totaling approximately $.9 million in connection with an expansion of the Company's facilities in Baltimore, Maryland.

     In November 1997, the Company privately issued and sold $100 million of 10% Senior Notes due 2004 (the "Senior Notes") pursuant to an exemption under the Securities Act of 1933, as amended. In March 1998, the Company completed an exchange offer of virtually all of the Senior Notes. The terms of the new Senior Notes are identical in all material respects to the original private issue. The Senior Notes are unconditionally guaranteed on a senior basis, jointly and severally, by the Company's wholly owned subsidiary Metris Direct, Inc. (the "Guarantor"). The guarantee is an unsecured obligation of the Guarantor and ranks pari passu with all existing and future unsubordinated indebtedness.

     Metris Direct, Inc. has various subsidiaries which have not guaranteed the Senior Notes. The following condensed consolidating financial statements of the Company, the Guarantor subsidiary and the non-guarantor subsidiaries are presented for purposes of complying with SEC reporting requirements. Separate financial statements of Metris Direct, Inc. and the non-guaranteeing subsidiaries are not presented because management has determined that the subsidiaries' financial statements would not be material to investors.


                                METRIS COMPANIES INC.

                      Supplemental Consolidating Balance Sheets

                                  September 30, 1998
                             (Dollars in thousands)
                                    Unaudited

                                Metris       Guarantor    Non-Guarantor
                             Companies     Subsidiaries   Subsidiaries   Eliminations   Consolidated
Assets:
Cash and cash equivalents      $  (2,205)   $      (56)   $    35,496   $              $     33,235
Retained interests in loans
 securitized                                                  546,419                       546,419
Allowance for loan losses           (149)                    (350,715)                     (350,864)
Loans held for
  securitization                   1,749                       37,167                        38,916
Premises and equipment, net                     17,294          3,651                        20,945
Prepaid expenses and
  deferred charges                   751        17,005         17,148                        34,904
Deferred income taxes                847        16,212        112,157                       129,216
Customer base intangible                                       42,176                        42,176
Other receivables due from
  credit card
  securitizations, net                13                      149,120                       149,133
Other assets                       6,481         7,156         16,750                        30,387
Investment in subsidiaries       550,007       561,206                   (1,111,213)
Total assets                   $ 557,494    $  618,817    $   609,369   $(1,111,213)   $    674,467
Liabilities:
Interest-bearing deposit
  with affiliate               $  (1,000)   $             $     1,000   $              $
Borrowings, intercompany
  balances and accounts
  payable                        217,376         9,953         18,845                       246,174
Long-term debt                   100,000           896                                      100,896
Current income taxes
  payable                         20,356           674         (4,269)                       16,761
Deferred income                        5        39,961         29,147                        69,113
Accrued expenses and other
  liabilities                      4,401        17,326          3,440                        25,167
Total liabilities                341,138        68,810         48,163                       458,111
Total stockholders' equity       216,356       550,007        561,206    (1,111,213)        216,356
Total liabilities and
  stockholders' equity         $ 557,494    $  618,817    $   609,369   $(1,111,213)   $    674,467



                                                 METRIS COMPANIES INC.
                                     Supplemental Consolidating Balance Sheets
                                                 December 31, 1997
                                              (Dollars in thousands)
                                                    Unaudited

                                  Metris        Guarantor       Non-Guarantor
                              Companies Inc.   Subsidiaries      Subsidiaries     Eliminations     Consolidated
Assets:
Cash and cash equivalents     $         336    $        390     $     47,497      $                $    48,223
Retained interests in loans
  securitized                                                        471,831                           471,831
Allowance for loan losses              (611)                        (243,473)                         (244,084)
Loans held for
  securitization                      8,140                              655                             8,795
Premises and equipment, net                          13,899            1,565                            15,464
Prepaid expenses and
deferred charges                        138          15,075            3,260                            18,473
Deferred income taxes                   682          12,638           67,467                            80,787
Customer base intangible              1,567                           35,185                            36,752
Other receivables due from
  credit card
  securitizations, net                   66                           77,420                            77,486
Other assets                          3,498           6,983           14,454                            24,935
Investment in subsidiaries    $     349,730         366,977                         (716,707)
Total assets                  $     363,546    $    415,962     $    475,861       $(716,707)      $   538,662
Liabilities:
Interest-bearing deposit
  with affiliate              $      (1,000)   $                $      1,000       $               $
Borrowings, intercompany
  balances and accounts
  payable                           176,511          15,951          (13,106)                           179,356
Long-term debt                      100,000                                                             100,000
Current income taxes
  payable                           (90,003)           (486)         100,190                              9,701
Deferred income                          33          35,044           14,127                             49,204
Accrued expenses and other
  liabilities                         1,967          15,723            6,673                             24,363
Total liabilities                   187,508          66,232          108,884                            362,624
Total stockholders' equity          176,038         349,730          366,977         (716,707)          176,038
Total liabilities and
  stockholders'' equity       $     363,546    $    415,962     $    475,861       $ (716,707)     $    538,662


                                                 METRIS COMPANIES INC.
                               Supplemental Consolidating Statements of Income
                                       Three Months Ended September 30, 1998
                                              (Dollars in thousands)
                                                   Unaudited



                                  Metris        Guarantor       Non-Guarantor
                              Companies Inc.   Subsidiaries      Subsidiaries     Eliminations     Consolidated

Interest Income               $          26    $                $  28,538         $                $    28,564
Interest Expense/(Income)             2,913           6,516          (527)                               8,902
Net Interest Income/(Expense)        (2,887)         (6,516)       29,065                               19,662
Provision for loan losses                (4)                       17,158                               17,154
Net Interest Income/(Expense)
  After Provision for
  Loan Losses                        (2,883)         (6,516)       11,907                                2,508
Other Operating Income:
Net securitization and credit
 card servicing income                2,720               5        27,774                               30,499
Credit card fees, interchange
 and other income                         3              (1)       18,959                               18,961
Fee-based services revenues                           8,621        17,778                               26,399
                                      2,723           8,625        64,511                               75,859
Other Operating Expense:
Credit card account and other
  product solicitation and
  marketing expenses                                  3,748         4,070                                7,818
Employee compensation                                11,669         1,271                               12,940
Data processing services and
  communications                                      1,390         7,432                                8,822
Third-party servicing expense                       (13,583)       16,478                                2,895
Warranty and debt waiver
  underwriting and claims
  servicing expense                                     477         2,582                                3,059
Credit card fraud losses                                            1,034                                1,034
Other                                    62           4,667         9,433                               14,162
                                         62           8,368        42,300                               50,730
Income/(Loss) Before Income
  Taxes and Equity in Income
  of Subsidiaries                      (222)         (6,259)       34,118                               27,637
Income taxes                            (85)         (2,637)       13,363                               10,641
Equity in income of
  subsidiaries                       17,133          20,755                         (37,888)
Net Income/(Loss)             $      16,996    $     17,133      $ 20,755         $ (37,888)       $   16,996

                                                       8)

                                                 METRIS COMPANIES INC.
                               Supplemental Consolidating Statements of Income
                                        Three Months Ended September 30, 1997
                                              (Dollars in thousands)
                                                   Unaudited



                                  Metris        Guarantor       Non-Guarantor
                              Companies Inc.   Subsidiaries      Subsidiaries     Eliminations     Consolidated

Interest Income               $       (236)    $                $      17,451     $                $     17,215
Interest Expense/(Income)            2,840             166               (608)                            2,398
Net Interest Income/(Expense)       (3,076)           (166)            18,059                            14,817
Provision for loan losses             (126)                            11,232                            11,106
Net Interest Income/(Expense)
  After Provision for Loan
  Losses                            (2,950)           (166)             6,827                             3,711
Other Operating Income:
Net securitization and credit
  card servicing income              1,422                             13,284                            14,706
Credit card fees, interchange
  and other income                     572                              9,916                            10,488
Fee-based services revenues                          2,094             13,991                            16,085
                                     1,994           2,094             37,191                            41,279
Other Operating Expense:
Credit card account and other
  product solicitation and
  marketing expenses                                (4,722)            10,664                             5,942
Employee compensation                                7,704                614                             8,318
Data processing services and
  communications                                       744              2,884                             3,628
Third-party servicing expense           10          (6,953)             9,176                             2,233
Warranty and debt waiver
  underwriting and claims
  servicing expense                                    203              1,486                             1,689
Credit card fraud losses                25                              1,096                             1,121
Other                                   92           1,364              3,469                             4,925
                                       127          (1,660)            29,389                            27,856
Income/(Loss) Before Income
  Taxes and Equity in Income
  of Subsidiaries                   (1,083)          3,588             14,629                            17,134
Income taxes                          (385)          1,786              5,196                             6,597
Equity in income of
 Subsidiaries                       11,235           9,433                           (20,668)
Net Income/(Loss)             $     10,537     $    11,235       $     9,433      $  (20,668)      $     10,537


                                                 METRIS COMPANIES INC.
                               Supplemental Consolidating Statements of Income
                                        Nine Months Ended September 30, 1998
                                                (Dollars in thousands)
                                                      Unaudited


                                  Metris        Guarantor       Non-Guarantor
                              Companies Inc.   Subsidiaries      Subsidiaries     Eliminations     Consolidated
Interest Income               $         480    $                $     81,893      $                $    82,373
Interest Expense/(Income)            12,992         10,934            (2,193)                           21,733
Net Interest
  Income/(Expense)                  (12,512)       (10,934)           84,086                            60,640
Provision for loan losses                79                           58,507                            58,586
Net Interest
  Income/(Expense) After
  Provision for Loan
  Losses                            (12,591)       (10,934)           25,579                             2,054
Other Operating Income:
Net securitization and
  credit card servicing income        9,115            (19)           86,358                            95,454
Credit card fees,
  interchange and other
  income                                 92                           47,615                            47,707
Fee-based services
  revenues                                          24,030            53,471                            77,501
                                      9,207         24,011           187,444                           220,662
Other Operating Expense:
Credit card account and
  other product
  solicitation and
  marketing expenses                                11,480            17,765                            29,245
Employee compensation                               37,860             4,752                            42,612
Data processing services
  and communications                                 3,877            21,915                            25,792
Third-party servicing
  expense                              (266)       (37,419)           45,638                             7,953
Warranty and debt waiver
  underwriting and claims
  servicing expense                                  1,480             6,999                             8,479
Credit card fraud losses                 18                            3,336                             3,354
Other                                   279         13,310            25,642                            39,231
                                         31         30,588           126,047                           156,666
Income/(Loss) Before
  Income Taxes
  and Equity in Income of
  Subsidiaries                       (3,415)       (17,511)           86,976                            66,050
Income taxes                         (1,315)        (7,187)           33,932                            25,430
Equity in income of                                                                    (95,764)
  subsidiaries                       42,720         53,044
Net Income/(Loss)                    42,720         53,044                             (95,764)
                              $      40,620    $    42,720       $    53,044      $    (95,764)    $    40,620

                                                 METRIS COMPANIES INC.
                               Supplemental Consolidating Statements of Income
                                       Nine Months Ended September 30, 1997
                                             (Dollars in thousands)
                                                     Unaudited


                                  Metris        Guarantor        Non-Guarantor
                              Companies Inc.   Subsidiaries      Subsidiaries     Eliminations     Consolidated
Interest Income               $     1,208      $                 $     43,275     $                $       44,483
Interest Expense/(Income)           7,467              294             (1,831)                              5,930
Net Interest
  Income/(Expense)                 (6,259)            (294)            45,106                              38,553
Provision for loan losses             307                              28,282                              28,589
Net Interest
  Income/(Expense)
  After Provision for
  Loan Losses                      (6,566)            (294)           16,824                                9,964
Other Operating Income:
Net securitization and
  credit card servicing
  income                           10,727                             48,806                               59,533
Credit card fees,
  interchange and other
  income                              346              (21)           27,999                               28,324
Fee-based services
  revenues                                           3,101            39,230                               42,331
                                   11,073            3,080           116,035                              130,188
Other Operating Expense:
Credit card account and
  other product
  solicitation and
  marketing expenses                                (1,001)           23,420                               22,419
Employee compensation                               22,615             1,840                               24,455
Data processing services
  and communications                                  2,030           10,863                               12,893
Third-party servicing
  expense                             33           (14,087)           22,026                                7,972
Warranty and debt waiver
  underwriting and claims
  servicing expense                                   193              3,884                                4,077
Credit card fraud losses              64                               2,636                                2,700
Other                                184            9,388             10,545                               20,117
                                     281           19,138             75,214                               94,633
Income/(Loss) Before
  Income Taxes
  and Equity in Income
  of Subsidiaries                  4,226          (16,352)            57,645                               45,519
Income taxes                       1,480           (4,560)            20,605                               17,525
Equity in income of
  subsidiaries                    25,248           37,040                            (62,288)
Net Income/(Loss)             $   27,994       $   25,248        $    37,040      $  (62,288)      $       27,994


                                          METRIS COMPANIES INC.
                 Supplemental Condensed Consolidating Statements of Cash Flows
                                 Nine Months Ended September 30, 1998
                                          (Dollars in thousands)
                                               Unaudited

                                                                         Non-
                                         Metris           Guarantor    Guarantor
                                        Companies Inc.   Subsidiaries  Subsidiaries   Consolidated

Operating Activities:
Net cash provided by (used in) operating
  activities                             $   107,473    $    (8,961)   $ (58,896)      $   39,616
Investing Activities:
Proceeds from sales of loans                                             590,928          590,928
Net loans originated or collected              8,155                    (607,477)        (599,322)
Credit card portfolio acquisition                                       (108,164)        (108,164)
Additions to premises and equipment                          (6,402)      (2,238)          (8,640)
Net cash provided bu (used in) investing
  activities                                   8,155         (6,402)    (126,951)        (125,198)
Financing Activities:
Net (decrease) increse in short-term
  borrowings/intercompany balances            39,688          (2,350)     32,662           70,000
Issuance of term loans                                           896                          896
Cash dividends paid                           12,926                     (13,500)            (574)
Issuance of common stock                         272             (50)         50              272
Capital contributions                       (171,055)         16,421     154,634
Net cash (used in) provided by financing
  activities                                (118,169)         14,917     173,846           70,594
Net increase (decrease) in cash and cash
  equivalents                                 (2,541)           (466)    (12,001)         (14,988)
Cash and cash equivalents at beginning of
  period                                         336              390     47,497           48,223
Cash and cash equivalent at end of period   $ (2,205)             (56)  $ 35,496      $    33,235

                                 METRIS COMPANIES INC.
            Supplemental Condensed Consolidating Statements of Cash Flows
                         Nine Months Ended September 30, 1997
                                 (Dollars in thousands)
                                    Unaudited


                                     Metris            Guarantor      Non-
                                   Companies Inc.      Subsidiaries  Guarantor  Consolidated

Operating Activities:
Net cash provided by (used in)
  operating activities             $    (1,296)         $    4,269   $  107,085  $   110,058
Investing Activities:
Proceeds from sales of loans                                            923,750      923,750
Net loans originated or collected         8,506                        (746,510)    (738,004)
Credit card portfolio acquisition                                      (369,402)    (369,402)
Additions to premises and equipment                         (5,914)        (556)    (6,470)
Net cash provided by (used in)
     investing activities                 8,506             (5,914)    (192,718)  (190,126)
Financing Activities:
   Decrease in interest-bearing          (1,000)                                    (1,000)
     deposit
Net (decrease) increase in short-term
  borrowings/intercompany balances       102,828             2,207       (6,199)    98,836
Cash dividends paid                       12,242                        (12,627)      (385)
Capital contributions                   (125,219)                       125,219
Net cash (used in) provided by
 financing activities                    (11,149)            2,207      106,393     97,451
Net (decrease)  increase in
  cash and cash equivalents               (3,939)              562       20,760     17,383
Cash and cash equivalents at
  beginning of period                      4,375                84       27,623     32,082
Cash and cash equivalents at            $    436          $    646   $   48,383   $ 49,465
  end of period

ITEM 2.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. and its subsidiaries (collectively, the "Company"). This discussion should be read in conjunction with the following documents for a full understanding of the Company's financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1997 Annual Report to Shareholders; the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997; and the Proxy Statement for the 1997 Annual Meeting of Shareholders. In addition, this discussion should be read in conjunction with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.

Results of Operations

     Net income for the three months ended September 30, 1998, was $17.0 million, or $.85 per share, up 61% from $10.5 million, or $.52 per share for the third quarter of 1997. The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $4.1 billion for the third quarter 1998 from $2.3 billion for the third quarter 1997, an increase of 79%. In addition, credit card charge volume was $1.1 billion for the third quarter of 1998, an 83% increase over the same period of 1997.

     Net income for the nine months ended September 30, 1998, was $40.6 million, or $2.03 per share, up 45% from $28.0 million, or $1.38 per share for the first nine months of 1997. The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $3.8 billion for the nine months ended September 30, 1998, from $2.0 billion for the same period in 1997, an increase of 92%. In addition, credit card charge volume was $2.7 billion for the first nine months of 1998, a 61% increase over the same period in 1997.

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

     The Company's managed loan portfolio is comprised of credit card loans held for securitization, retained interests in loans securitized and the investors' share of securitized credit card loans. The investors' share of securitized credit card loans is not an asset of the Company, and therefore, it is not shown on the Company's consolidated balance sheets. The following tables summarize the Company's managed loan portfolio:

                                                    September 30,
                                               1998               1997
Dollars in thousands
Period-end balances
Credit card loans:
 Loans held for securitization           $        38,916    $        14,696
 Retained interests in loans                     546,419            344,821
securitized
 Investors' interests in securitized           3,657,433          2,324,360
loans
Total managed loan portfolio             $     4,242,768    $     2,683,877

                                      Three Months Ended   Nine Months Ended
                                        September 30,        September 30,
                                       1998       1997       1998      1997
Dollars in thousands
Average balances
Credit card loans:
 Loans held for securitization        $ 85,737    $  92,206 $   58,636 $   78,282
 Retained interests in loans           530,625      248,676    511,662    227,935
securitized
 Investors' interests in              3,466,443   1,934,034  3,228,742  1,673,740
securitized loans
Total managed loan portfolio         $4,082,805  $2,274,916 $3,799,040 $1,979,957

Impact of Credit Card Securitizations

     The following table provides a summary of the effects of credit card securitizations on selected line items of the Company's statements of income for each of the periods presented, as well as selected financial information on both an owned and a managed loan portfolio basis:

                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                      1998        1997       1998       1997
Dollars in thousands
Statements of Income (owned
basis):
 Net interest income               $ 19,662    $ 14,817      $ 60,640   $  38,553
 Provision for loan losses           17,154      11,106        58,586      28,589
 Other operating income              75,859      41,279       220,662     130,188
 Other operating expense             50,730      27,856       156,666      94,633
 Income before income taxes        $ 27,637    $ 17,134      $ 66,050   $  45,519

Adjustments for Securitizations:
 Net interest income               $103,680    $ 63,989      $302,269   $  166,285
 Provision for loan losses          117,582      76,891       331,554      182,330
 Other operating income              13,902      12,902        29,285      16,045
 Other operating expense
 Income before income taxes        $           $             $          $

Statements of Income (managed
basis):
 Net interest income               $123,342    $ 78,806      $362,909   $  204,838
 Provision for loan losses          134,736      87,997       390,140      210,919
 Other operating income              89,761      54,181       249,947      146,233
 Other operating expense             50,730      27,856       156,666       94,633
 Income before income taxes        $ 27,637    $ 17,134      $ 66,050   $   45,519

Other Data:
Owned Basis:
Average interest-earning assets    $637,029    $394,395      $615,673   $  352,068
Return on average assets               10.1%       10.5%          8.8%        10.6%
Return on average equity               32.0%       25.8%         28.0%        24.5%
Net interest margin (1)                12.2%       14.9%         13.2%        14.6%
Managed Basis:
Average interest-earning assets    $4,107,219  $2,328,429   $3,845,677  $2,025,808
Return on average assets                1.6%         1.8%         1.4%         1.8%
Return on average equity               32.0%        25.8%        28.0%        24.5%
Net interest margin (1)                11.9%       13.4%         12.6%        13.5%

(1) Net interest margin is equal to annualized net interest income divided by average interest-earning assets.

Net Interest Income

     Net interest income consists primarily of interest earned on the Company's credit card loans less interest expense on borrowings to fund the loans.
Managed net interest income for the three and nine month periods ended September 30, 1998, was $123.3 million and $362.9 million compared to $78.8 million and $204.8 million for the same periods in 1997. These increases were primarily due to a $1.8 billion increase in average managed loans over the comparable periods in 1997.

     Managed net interest margin was 11.9% and 12.6% for the three and nine month periods ended September 30, 1998, compared to 13.4% and 13.5% for the same periods in 1997. Included in the third quarter 1998 net interest margin were one-time, non-recurring expenses of approximately $4 million related to the termination of the Old Credit Facility and old asset-backed commercial paper program. Financing costs as a percent of borrowings for the third quarter of 1998 were 6.7%, reflecting the previously mentioned one-time expenses, compared with 6.2% in the third quarter of 1997. For the nine month periods ended September 30, 1998, financing costs as a percent of borrowings were 6.5% and 6.1% in 1998 and 1997, respectively.

     The following tables provide an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three and nine month periods ended September 30, 1998 and 1997:

Analysis of Average Balances, Interest and Average Yields and Rates

                                    Three Months Ended September 30,
                                    1998                       1997
                          Average             Yield   Average           Yield
                                                /                         /
                          Balance   Interest  Rate    Balance  Intere   Rate
                                                                 st
Dollars in thousands
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold        $14,306        $       197             5.5%      $      37,191$  515   5.5%
Short-term investments     10,108                133             5.2%             16,322   210   5.1%
Credit card loans and
 retained interests in
loans                     612,615                28,234             18.3%             340,88216,490   19.2
 securitized                                                            %
Total interest-earning    $637,029       $       28,564             17.8%      $      394,395$17,21   17.3
assets                                                         5        %

Other assets              370,612                                 175,523
Allowances for loan       (341,169)                               (169,886)
losses
 Total assets             $666,472                         $      400,032
Liabilities and Equity:
Interest-bearing          $345,866       $       8,902             10.2%      $      125,087$2,398   7.6%
liabilities
Other liabilities         110,184                                 112,661
Total liabilities         456,050                                 237,748
Stockholders' equity      210,422                                 162,284
Total liabilities and     $666,472                         $      400,032
equity
Net interest income and
interest margin (1)                      $       19,662             12.2%          $14,81   14.9
                                                               7        %
Net interest rate spread                                   7.6%                   9.7%
(2)

Managed Basis
Credit card loans         $4,082,8  $187,385               18.2%$2,274,9  $110,03  19.2
                          05                         16        9        %
Total interest-earning    4,107,21               187,715             18.1%             2,328,429110,76   18.9
assets                    9                                    4        %
Total interest-bearing
 liabilities              3,816,05               64,373             6.7%             2,059,12131,958   6.2%
                          6
Net interest income and
 interest margin (1)                $123,342               11.9%          78,806   13.4
                                                                        %
Net interest rate spread                                   11.4%                   12.7
(2)                                                                     %

(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

Analysis of Average Balances, Interest and Average Yields and Rates

                                    Nine Months Ended September 30,
                                    1998                       1997
                          Average            Yield    Average           Yield
                                               /                          /
                          Balance   Interes   Rate    Balance  Interes   Rate
                                       t                          t
Dollars in thousands
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold        $23,947        $       977 5.5%         $      31,287     $       1,270 5.4%
Short-term investments     22,690                902 5.3%                14,564             568 5.2%
Credit card loans and
 retained interest in
loans                     569,036                80,49418.9%                306,217             42,64518.6%
 securitized
Total interest-earning    $615,673       $       82,37317.9%         $      352,068     $       44,48316.9%
assets

Other assets                           313,897                              137,038
Allowance for loan                     (311,914)                              (136,776)
losses
 Total assets             $617,656                         $      352,330
Liabilities and Equity:
Interest-bearing          $302,946       $       21,733 9.6%         $      110,490     $       5,930 7.2%
liabilities
Other liabilities         119,805                                 89,092
Total liabilities         422,751                                 199,582
Stockholders' equity      194,905                                 152,748
Total liabilities and     $617,656                         $      352,330
equity
Net interest income and
  interest margin (1)                    $       60,64013.2%                  $       38,55314.6%
Net interest rate spread                      8.3%                       9.7%
(2)

Managed Basis
Credit card loans         $3,799,0  $531,84  18.8%         $      1,979,957     $       284,13819.2%
                          40        1
Total interest-earning    3,845,67               533,72118.6%                 2,025,808              285,97618.9%
assets                    7
Total interest-bearing
 liabilities              3,532,95               170,812 6.5%                 1,784,230               81,138 6.1%
                          0
Net interest income and
 interest margin (1)                 362,90  12.6%                           204,83813.5%
                                    9
Net interest rate spread                     12.1%                      12.8%
(2)

(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

Other Operating Income

     Other operating income contributes substantially to the Company's results of operations, representing 73% of owned revenues for the three and nine month periods ended September 30, 1998, respectively. The following table presents other operating income on an owned basis:

                                   Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
Dollars in thousands               1998         1997        1998       1997
Other Operating Income:
Net securitization and credit
 card servicing income           $   30,499  $   14,706         $   $ 59,533
                                                          95,454
Credit card fees, interchange
and                                  18,961      10,488               28,324
 other income                                             47,707
Fee-based services revenues          26,399      16,085               42,331
                                                          77,501
 Total                           $   75,859  $   41,279         $   $130,188

                                                          220,662

     Other operating income increased $34.6 million and $90.5 million for the three and nine month periods ended September 30, 1998, over the comparable periods in 1997, primarily due to income generated from the growth in average securitized credit card loans, offset by provision for loan losses. In addition, credit card fees, interchange and other income for the three and nine month periods ended September 30, 1998, increased $8.5 million and $19.4 million, respectively, over the comparable periods in 1997. These increases were primarily due to the growth in total accounts and loans in the managed credit card portfolio and the change in policy related to the billing of over-limit fees which occurred in the first quarter of 1998 which has resulted in a significant increase in over-limit fee revenue over the prior year. Additionally, fee-based services revenues (including net extended service plan revenues) increased by $10.3 million and $35.2 million for the three and nine-month periods ended September 30, 1998, respectively. This increase is attributed to the Company's debt waiver product and the change in operations for the extended service plan business whereby the Company assumed the responsibility for claims processing and underwriting on contracts sold on or after January 1, 1997. As a result of this operating change, all extended service plan revenues and the related operating margins have been deferred and are recognized over the life of the related extended service plan contracts. In addition, PurchaseShieldSM revenues contributed to the increase in fee-based services revenues.

     The fee-based services revenues reported for the three and nine-month periods ended September 30, 1998, reflect the Company's recently announced change in revenue recognition. This change was made to be consistent with recent revenue recognition policy changes made by others in the Company's industry. This change resulted in a cumulative one-time reduction in revenues of approximately $3.0 million and a corresponding reduction in expenses of approximately $3.1 million, or a $68,000 increase in net income (See Note 6 to the condensed consolidated financial statements).

     On September 28, 1998, the SEC issued a press release and stated the "SEC will formulate and augment new and existing accounting rules and interpretations covering revenue recognition, restructuring reserves, materiality, and disclosure;" for all publicly-traded companies. Until such time as the SEC staff issues such interpretative guidelines, it is unclear what, if any, impact such interpretative guidance will have on the Company's current accounting practices. However, the potential changes in accounting practice being considered by the SEC Staff could have a material impact on the manner in which the Company recognizes revenue. Any such changes would have no effect on reported cash flow or the economic value of the Company's business.

Other Operating Expense
                                  Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
Dollars in thousands               1998       1997         1998        1997
Other Operating Expense:
Credit card account and other
 product solicitation and
 marketing expenses              $  7,818   $  5,942     $          $22,419
                                                        29,245
Employee compensation              12,940      8,318                       24,455
                                                        42,612
Data processing services and
 communications                     8,822      3,628                       12,893
                                                        25,792
Third-party servicing expense       2,895      2,233                       7,972
                                                        7,953
Warranty and debt waiver
underwriting and claims
servicing expense                   3,059      1,689        8,479          4,077
Credit card fraud losses            1,034      1,121        3,354          2,700
Other                              14,162      4,925                       20,117
                                                        39,231
 Total                           $ 50,730   $ 27,856     $                $94,633

                                                        156,666


     Total other operating expenses include direct and allocated expenses from FCI for administrative services provided to the Company under the Administrative Services Agreement. Total other operating expenses for the three and nine month periods ended September 30, 1998, increased $22.9 million and $62.0 million, respectively, over the comparable periods in 1997, primarily due to employee compensation, data processing services and communications, and other expenses. Employee compensation increased due to staffing needs to support the increase in credit card accounts and other functions. The increase in data processing services and communications expense was largely due to the increased number of credit card accounts, transaction volumes and loan balances. The increase in other expenses is primarily due to general growth in the business lines and building an infrastructure to support the growth.

Income Taxes

     The Company's provision for income taxes includes both federal and state income taxes. Applicable income tax expense was $10.6 million and $25.4 million for the three and nine month periods ended September 30, 1998 respectively, compared to $6.6 million and $17.5 million for the same periods in 1997, respectively. This tax expense represents an effective tax rate of 38.5% for the periods ended September 30, 1998 and 1997.

Asset Quality

     The Company's delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of the Company's various credit card account portfolios, the success of the Company's collection and recovery efforts, and general economic conditions. The average age of the Company's credit card portfolio affects the stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts to minimize net losses. At September 30, 1998, 57% of managed accounts and 50% of managed loans were less than 24 months old. Accordingly, the Company believes that its loan portfolio will experience increasing or fluctuating levels of delinquency and loan losses as the average age of the Company's accounts increases.

     This trend is reflected in the change in the Company's net charge-off ratio. For the quarter ended September 30, 1998, the Company's managed net charge-off ratio was
10.5% compared to 8.7% for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, the net charge-off ratio stood at 10.0% compared to 8.7% for the nine months ended September 30, 1997. The charge-off ratio for the quarter ended September 30, 1998, was favorably impacted by the purchase accounting for the two portfolio acquisitions in late 1997 reducing the reported rate by 30 basis points. The Company believes, consistent with its statistical models and other credit analyses, that this rate will continue to fluctuate but generally rise over the next year.

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

Managed Loan Delinquency
                               September     % of      September     % of
                                  30,                     30,
                                  1998       Total       1997        Total
Dollars in thousands
Managed loan portfolio        $4,242,768      100%   $2,683,877      100%
Loans contractually
delinquent:
  30 to 59 days                  101,350      2.4%       59,334      2.2%
  60 to 89 days                   71,530      1.7%       38,419      1.5%
  90 or more days                156,377      3.7%       72,807      2.7%
   Total                      $  329,257      7.8%   $  170,560      6.4%

     The above numbers reflect the continued seasoning of the Company's managed loan portfolio. The Company intends to continue to focus its resources on its collection efforts to minimize the negative impact to net loan losses that results from increased delinquency levels.

Net Charge-Offs

     Net charge-offs include the principal amount of losses from cardholders unwilling or unable to pay their loan balances, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude finance charges and fees, which are charged against the related income at the time of charge-off. The following table presents the Company's net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                       1998      1997       1998        1997
Dollars in thousands
Owned basis:
  Average loans and retained
interests in                         $612,615  $340,882        $      $306,217
     loans securitized outstanding                        569,036
     Net charge-offs                                                         20,386
                                     16,564    7,459      42,226
  Net charge-offs as a percentage
    of average loans and retained
interests in loans securitized,
outstanding (1)                                    8.7%           9.9%         8.9%
                                     10.7%

Managed basis:
  Average loans outstanding          $4,082,8  $2,274,91  $           $1,979,95
                                     05        6          3,799,040   7
  Net charge-offs
                                     108,029   49,751     284,738     129,323
  Net charge-offs as a percentage
of average loans outstanding(1)       10.5%       8.7%       10.0%        8.7%
(1)  Annualized

Provision and Allowance for Loan Losses

     The allowance for loan losses is maintained for the retained interest in loans securitized. For securitized loans, anticipated losses and related provision for loan losses are reflected in the calculations of net securitization and credit card servicing income.

     The provision for loan losses on a managed basis for the three and nine month periods ended September 30, 1998, totaled $134.7 million and $390.1 million, respectively. This compares to provisions of $88.0 million and $210.9 million for the three and nine month periods ended September 30, 1997, respectively. The increases for the three and nine month periods ended September 30, 1998, as compared to the three and nine month periods ended September 30, 1997, are primarily reflective of the overall maturation of the portfolio and the increase in delinquent loans. The following table presents the change in the Company's allowance for loan losses and other ratios for the periods presented:

Analysis of Allowance for Loan Losses

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                       1998      1997       1998         1997
Dollars in thousands
Managed Basis:
Balance at beginning of period              $        324,157 $139,825      $244,084        $         95,669
Allowance related to assets                      12,555        1,378                  13,361
acquired, net
Provision for loan losses                            134,736  87,997       390,140                  210,919
Loans charged-off                                    112,390  50,880       295,480                  132,160
Recoveries                                           4,361   1,129       10,742                  2,837
Net loan charge-offs                                 108,029  49,751       284,738                  129,323
Balance at end of period                    $        350,864 $190,626      $350,864   $190,626

Ending allowance as a   percent of           8.3%     7.1%     8.3%              7.1%
loans

Derivatives Activities

     The Company uses derivative financial instruments for the purpose of managing its exposure to interest rate risks and has a number of mechanisms in place to monitor and control both market and credit risk from these derivatives activities. All derivatives strategies and transactions are managed under a hedging policy approved by the senior management of the Company.

     Prior to the Spin Off, the Company had entered into interest rate cap and swap agreements to hedge the cash flow and earnings impact of fluctuating interest rates on the spread between the floating rate loans owned by the Trust and the floating and fixed rate securities issued by the Trust to fund the loans. In connection with the issuance of the the Trust Series 1998-1 securities on July 30, 1998, the Company entered into term interest rate cap agreements with highly-rated bank counterparties in a total notional amount of $753 million, effectively capping the potential impact to the Trust of increases in the floating interest rate of the securities at 9.2%. Due to the Spin Off, the Company terminated interest rate swap agreements guaranteed by FCI related to the Trust Series 1996-1 and 1997-1 fixed rate securities issuances. Proceeds were utilized to purchase interest rate floors which did not require a FCI guaranty. The floors were in the same notional amounts and maturities as the previous swaps to hedge the potential impact on the Company's cash flow and earnings of a low market interest rate environment where the yield on the Trust's floating rate loans might decline causing the margin over the fixed rate funding to compress. During October 1998, the Company terminated the interest rate floors related to the 1997-1 Trust
Series.  The gain on this termination
will be amortized into income over the remaining life of the hedged 1997-1 Series Securities. The cash proceeds of approximately $43.4 million were used to reduce borrowings under the New Credit Facility.

Liquidity, Funding and Capital Resources

     The Company finances the growth of its credit card loan portfolio through cash flow from operations, asset securitization, bank financing, long-term debt issuance and equity issuance.

     At September 30, 1998 and 1997, the Company received cumulative net proceeds of approximately $3.7 billion and $2.3 billion, respectively, from sales of credit card loans to the Trust and Conduits. Cash generated from these transactions was used to reduce short-term borrowings and to fund
The Company relies upon the securitization of its credit card loans to fund portfolio growth and, to date, has completed securitization transactions on terms that it believes are satisfactory. The Company's ability to securitize its assets depends on the favorable investor demand and legal, regulatory and tax conditions for securitization transactions, as well as continued favorable performance of the Company's securitized portfolio of receivables. Any adverse change could force the Company to rely on other potentially more expensive

     On June 30, 1998, the Company executed a new $200 million, three-year revolving credit facility and a $100 million five-year term loan (the "New Credit Facility") with a syndicate of banks and money market mutual funds. This agreement became effective upon the Spin Off from FCI on September 25, 1998. The New Credit Facility which is not guaranteed by FCI replaced the Company's $300 million, five-year revolving credit facility (the "Old Credit Facility"). The New Credit Facility is secured by receivables and subsidiary stock and guaranteed by a Company subsidiary. Financial covenants in the New Credit Facility include, but are not limited to, requirements concerning minimum net worth, minimum tangible net worth to net managed receivables and tangible net worth plus reserves to delinquent receivables. The minimum tangible net work to net managed receivables ratio increases to 5.0% from 4.0% on the earlier of the issuance of public equity on December
24, 1998. At September 30, 1998, the Company was in compliance with all financial covenants under this agreement. At September 30, 1998, the Company had outstanding borrowings of $214 million under the New Credit Facility. At December 31, 1997, the Company had outstanding borrowings of $144 million under the Old Credit Facility. As a result of its lower credit rating, the Company expects the New Credit Facility to result in approximately $8 million in additional funding expense on an annualized basis.

     In addition to asset securitizations and bank funding, the Company requires additional equity to fund both portfolio acquistions and continued organic growth. While the Company planned to issue common equity shares in a public offering after the Spin Off during the fourth quarter, volatility in the stock market and in the Company's stock price caused the Company to announce on October 14, 1998 that it would seek alternatives to public issuance through either private issuance of equity or public or private issuance of equity-like securities. After a review of several alternatives and discussions with several advisors and investors, the Company executed a definitive agreement for private financing from the Thomas H. Lee Company on November 14, 1998 (See Note 8 to the Company's condensed consolidated financial statements).
There are several conditions to closing the agreement with the Thomas H. Lee Company, and there can be no assurances that the investment will be funded.
The Company currently expect5s the net proceeds of approximately $275 million to be received in early December. If the Company is unable to obtain this investment, it may not be able to close the PNC portfolio acquisition
(see Note 7 to the Company's condensed consolidated financial statements.)
and it could have a material adverse effect on the Company's results of operations, financial conditions and prospects.


Newly Issued Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. It requires public enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is evaluating the financial impact the adoption of this statement will have on in its financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public enterprises report information about operating segments in annual financial statements and interim financial reports. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company is evaluating the effect the adoption of this statement will have on the reporting of its financial information.


Year 2000

     The "Year 2000 Problem" is a result of software systems or hardware systems utilizing two digits instead of four digits to define the year. Software or hardware with only two digit capacity may interpret the year 00 as 1900 when calculating age, length of a phone call, financing period for a loan, or expiration for a credit card. The problem is not limited to computers and computer software. Anything that contains a processor that utilizes date information needs to be assessed to insure it will work correctly in the Year 2000 (i.e. heating/cooling systems, telephones, elevators, alarm systems, vaults with time locks). Vendors must be evaluated to insure their compliance, otherwise materials essential to business operation may not be delivered on time.

     The Company, like all database marketing companies and financial services institutions, depends heavily upon computer systems for all phases of its operations. The Company processes data through its own systems and obtains data and processing services from various vendors. The Company, therefore, must concern itself not only with its own systems, but also with the status of Year 2000 compliance with respect to those vendors that provide data and processing services to the Company.

     Most of the Company's existing information systems are less than three years old and were originally designed for Year 2000 compliance, but as a cautionary measure, the Company has begun testing such internal systems for Year 2000 compliance. The Company has created a Year 2000 project team to identify, address, and monitor internal systems and vendor issues related to Year 2000 issues. The Company believes that it has adequate resources to achieve Year 2000 compliance for its systems, which currently may be compliant, and the evaluation of vendors.

     The following phases are used in managing the Year 2000 project for the Company. These phases are consistent with the Office of the Comptroller of the Currency (the "OCC") and the Federal Financial Institutions Examination Council (the "FFIEC") recommendations for project organization.

     The Awareness Phase was completed in October, 1997. The goal was to define the Year 2000 problem and gain executive level support.

     The Assessment Phase was completed in March, 1998. The goal was to complete an inventory of possible Year 2000 exposure points to gain an understanding of the size and complexity of the issue.

     The Renovation Phase began March, 1998 with a targeted completion of March, 2000. This phase of the project cannot be considered successful and complete until the systems have experienced the leap year transition and any problems have been addressed. The goal of this phase is code enhancement, hardware and software upgrades, system replacements, vendor certification and other associated changes.

     The Validation Phase and Implementation Phase began in April, 1998 with a targeted completion of March, 2000. Again, this phase of the project cannot be considered successful and complete until the systems have experienced the leap year transition and any problems have been addressed. The goal of this phase is testing of items to ensure Year 2000 compliance, implementation of renovated systems, and certification of Year 2000 compliance by business users.

     The following milestones are a part of the Company's plan to achieve Year 2000 compliance consistent with FFIEC guidelines.

 September 30, 1998         Complete development of a proactive customer
                            awareness program
 September 30, 1998         Complete organization planning guidelines and
                            business impact analysis for Business
                            Resumption Contingency Planning
 December 31, 1998          Testing of internal mission critical systems
                            should be substantially complete
 December 31, 1998          Complete contingency planning and validation
                            for Business Resumption Contingency Planning
 March 31, 1999             Testing with service providers for mission
                            critical systems should be substantially
                            complete
 June 30, 1999              Testing of mission-critical systems should be
                            complete and implementation should be
                            substantially complete.

     The Company is dependent on databases maintained by FCI, and card and statement generation, among other services, provided by First Data Resources ("FDR"). In addition, the Company is dependent on MasterCard and Visa for clearinghouse activities associated with credit card use. The project teams have been working with its identified material vendors, including FCI, FDR, MasterCard, and Visa to determine the status of each vendor's plans for becoming Year 2000 compliant. The project team is striving to obtain test results showing Year 2000 compliance by material vendors by the end of the first quarter 1999 and has developed high level contingency plans to address non-compliance by its material vendors, which may include replacing such vendors.

     Although the Company cannot ensure compliance by all of its vendors on a timely basis, the Company believes that it is taking appropriate steps to identify exposure to Year 2000 problems and to address them on a timely basis.

     The Company believes that the costs of Year 2000 compliance will not be material to the Company's consolidated financial position, results of operations, or cash flows.

     The most reasonably likely worst case scenario that may impact the Company's results of operations, financial condition and prospects is the failure of FDR, VISA, or MasterCard to provide services. The Company's cardholders would be unable to use their credit cards or otherwise access their accounts. Due to several unknown contributing factors, and the scope of the Year 2000 issue, the impact this worst case scenario would have on the Company's results of operations, financial condition and prospects, is an uncertainty. This scenario will be analyzed and addressed in the Company's contingency plans.

     The Company views contingency planning from a remediation and business resumption perspective. Remediation Contingency Planning refers to mitigating the risks associated with the failure to successfully complete renovation, validation, and implementation of mission critical systems and vendor services. Resumption Contingency Planning is the process of identifying core business processes and critical information systems that support those processes, and developing plans to enable those processes to be resumed, or alternatives instituted, in the event of a disruption.

     The Company has completed high level Remediation Contingency Plans for mission critical applications and vendors. The contingency plans include identification of the product/service provided, the current vendor, other vendors that could provide the product/service, estimated timeline and cost to convert services to another vendor, and any business reasons why the backup vendors could not provide the services. These plans are reviewed periodically for accuracy.

     The Year 2000 team is in the process of developing Resumption Contingency Plans and expects to have the plans complete for Mission Critical Business Processes by December 31, 1998.


Forward-Looking Statements

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. Stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the Company's limited operating history as a stand-alone entity; the Company's limited experience with respect to originating and servicing credit card accounts, including limited delinquency, default and loss experience; the lack of seasoning of the Company's credit card portfolio, which makes the predictability of delinquency and loss levels more difficult; risks associated with unsecured credit transactions, particularly to moderate income consumers; risks associated with acquired portfolios; interest rate risks; dependence on the securitization of the Company's credit card loans or the capital markets to fund operations; the nature and timing of the funding of the Lee Company investment; general economic conditions affecting consumer income which may increase consumer bankruptcies, defaults and delinquencies; state and federal laws and regulations, including consumer and debtor protection laws; the highly-competitive industry in which the Company operates and the uncertainty surrounding the effect the Year 2000 Problem will have on the Company or any of it vendors. Each of these factors is more fully discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended
December 31,1997.  Reference to this
Cautionary Statement or Exhibit 99 in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of these factors may cause actual results to differ materially from those anticipated in such forward-looking statement or statements.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's principal market risk is due to interest rates. This affects the Company directly in its lending and borrowing activities, as well as indirectly as interest rates may impact the payment performance of Company cardholders.

     To manage the Company's direct risk to market interest rates, management actively monitors the interest sensitive components of the Company's owned and managed balance sheet as well as market interest rates to minimize the impact changes in interest rates on the fair market of assets, net income and cash flow.

     The Company's primary owned and managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime Rate. On-balance sheet loans are funded through a combination of cash flow from operations, the Company's 1998 Credit Facility, on which pricing is indexed to LIBOR and prime, $100 million in 10% Senior Notes, and stockholders equity.
The Company's off-balance sheet managed loans are owned by single-seller and multi-seller trusts, which have committed current funding indexed to variable commercial paper rates, as well as term funding which is either directly indexed to LIBOR or at fixed rates. At September 30, 1998, nearly 35% of the trust funding of off-balance sheet receivables was funded with fixed rate certificates issued by one of the trusts.

     The Company receives cash flow and recognizes securitization income from its retained interest in the loans owned by the trusts and Conduit net of funding expenses. Because this interest is dependent in part on the difference between the floating rate yield on the loans and the portion of their funding from fixed rate term asset-backed certificates, the Company had entered into interest rate floor contracts with several bank counterparties in a notional amount equal to the total amount of the trust's fixed rate funding to offset the impact of the fixed rate trust funding on the Company's expected cash flow and income in a low interest rate environment. Combining these floors with the total trust funding, 100% of the funding for the off-balance sheet loan portfolio is indexed to floating commercial paper and LIBOR rates at September 30, 1998. On a total managed receivables basis, 91% of the total managed receivables were funded, including the interest rate floor agreements, with floating rate debt indexed to commercial paper, prime or LIBOR at September 30, 1998.

     One approach used by management to quantify interest rate risk is a sensitivity analysis. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points.
 A 200 basis point increase in interest rates affecting the Company's floating rate financial instruments, including both debt obligations and loans, will result in an increase in net income of approximately $12.8 million relative to a base case over the next 12 months; while a decrease of 200 basis points will result in a reduction in net income of approximately $10.8 million. Based upon the Company's recent termination of the interest rate floor related to the 1997-1 Trust Seriews, the sensitivity analysis does not include these floors. The Company's use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.


                           Part II.  Other Information

Item 1. Legal Proceedings

        The Company is a party to various legal proceedings resulting from the ordinary business activities relating to its operations. In October, 1998, two complaints were filed in United States District Court for the District of Minnesota against Metris Companies Inc., Fingerhut Companies Inc. and certain officers and directors of each company. The complaints seek damages in unascertained amounts and purport to be class actions on behalf of all persons who acquired stock of the Company during a specified time period. The complaints generally allege that the Company issued a series of false and misleading statements concerning the financial position of the Company in violation of federal securities laws. Specifically, the complaints claim that the Company prematurely recognized revenue and improperly recognized expenses relating to its fee-based services.

        Although the complaints have been filed, to date, they have not been served on the Company. In the event that the complaints are served, the Company believes that the allegations are without merit and it has numerous substantive legal defenses to these claims and is prepared to vigorously defend the cases. There can be no assurance that defense or resolution of these matters will not have a material adverse effect on the Company's financial position.

       The Company is a party to another legal proceeding resulting from ordinary business activities relating to its operations. See Part II, Item 1 of the Company's report on Form 10-Q for the period ended June 30, 1998.


Item 2. Changes in Securities
        Not applicable

Item 3. Defaults Upon Senior Securities
        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        Not applicable

Item 5. Other Information
        Not applicable

Item 6. Exhibits and Reports on Form 8-K


        (a)  Exhibits:

             4.1 Shareholders Rights Agreement dated as of September 10, 1998 among Metris Companies Inc. and Norwest Bank Minnesota, NA (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed September 24,
                  1998).

             10.1 Amended and Restated Pooling and Servicing Agreement dated as of July 30, 1998 among Metris Receivables, Inc. ("MRI"), as Transferor, Direct Merchants
                    Credit Card Bank, N.A. ("DMCCB") as Servicer, and the Bank of New York (Delaware) ("BONY") as Trustee (Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-1 (No. 333-61343).)

                    (i) Series 1998-1 Supplement dated as of July 30, 1998 among MRI and Wilmington Trust Company.

                    (ii) An Owner Trust Agreement dated as of July 30, 1998
                        among MRI and Wilmington Trust Company;

                    (iii)A Liquidity Agreement dated July 30, 1998 among
                         Metris Owner Trust, the lenders thereto and the Administrative agent. (Two such agreements which are substantially identical have been executed. Registrant has elected to file one pursuant to Instruction 2 to Item 601 of Regulation S-K with an accompanying schedule setting forth the parties on the other agreement and the differences.

                    (iv) Amended and restated Bank Receivables Purchase
                         Agreement dated as of July 30, 1998 among Metris Companies Inc. and DMCCB (incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-1 (No. 333-61343).)

                    (v) Amended and restated Receivables Purchase Agreement dated as of July 30, 1998 among Metris Companies Inc. and MRI (incorporated by reference to Exhibit 4(d) to Registration Statement on Form S-1
                         (No. 333-61343).)

                    (vi) Series 1998-A Supplement dated as of September
                         15, 1998, among MRI, DMCCB and BONY.

             10.2 A Change of Control Agreement dated as of May 15, 1998 by and between the Company and Ronald Zebeck. Filed herewith is a schedule of executive officers also having such an agreement indicating the differences from such agreement.
                    These agreements are not being filed in reliance upon Instruction 2 to Items 601 of Regulation S-K.

             10.3 Purchase and Sale Agreement dated as of September 4, 1998 between PNC National Bank and DMCCB.

                    (i) Amendment letter from David J. Williams to Ronald N. Zebeck and Paul Runice dated November 13, 1998.

             11.   Computation of Earnings Per Share

             27.   Financial Date Schedule


             (b)  Reports on Form 8-K:

                  On September 24, 1998, the Company filed a Current Report on
             Form 8-K to report the adoption of a Stockholders Rights Agreement. Pursuant to such Agreement, the Company made a dividend distribution of one preferred stock purchase right for each outstanding share of a Common Stock as of the close of business on September 25, 1998.

             On October 7, 1998, the Company filed a Current Report on Form 8-K to reconfirm the Company's commitment to prudent accounting and report that the Company has changed its revenue recognition policy on fee-based services for which a full refund period exists.

             On October 15, 1998, the Company filed a Current Report on Form 8-K to report the Company's earnings release for the third quarter of 1998.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              METRIS COMPANIES INC.


Signature                          Title                      Date

Principal financial officer:       Sr. Vice President,        November 16, 1998
                                   Treasurer, Acting Chief
                                   Financial Officer
/s/ Paul T. Runice _
Paul T. Runice


Principal accounting officer:      Vice President of Finance, November 16, 1998
                                   Corporate Controller

/s/ Jean C. Benson
Jean C. Benson