Form 10-Q/A
period 1998-09-30
METRIS COMPANIES INC
filed 1998-12-07
CIK 1021061

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

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

                             Yes   X           No
                                 -----            -----

As of October 30, 1998 19,244,750 shares of the registrant's common stock, par value $.01 per share, were outstanding.

     The purpose of this Amendment No. 1 to Form 10-Q, filed by Metris Companies Inc. on November 17, 1998 is to amend Exhibit 10.1 (i) Series 1998-1 Supplement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               * 10.2 Shareholders Rights Agreement dated as of September 10, 1998 among Metris Companies Inc. and Norwest Bank Minnesota, NA (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed September 24, 1998).

               * 10.1 Amended and Restated Pooling and Servicing Agreement dated as of July 30, 1998 among Metris Receivables, Inc. ("MRI"), as Transferor, Direct Merchants Credit Card Bank, N.A. ("DMCCB") as Servicer, and the Bank of New York (Delaware) ("BONY") as Trustee (Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-1 (No. 333-61343).)

                        ** (i) (Series 1998-1 Supplement dated as of July 30, 1998 among MRI and Wilmington Trust Company.

                        * (ii) (An Owner Trust Agreement dated as of July 30, 1998 among MRI and Wilmington Trust Company;

                        * (iii) (A Liquidity Agreement dated July 30, 1998 among Metris Owner Trust, the lenders thereto and the Administrative agent. (Two such agreements which are substantially identical have been executed. Registrant has elected to file one pursuant to Instruction 2 to Item 601 of Regulation S-K with an accompanying schedule setting forth the parties on the other agreement and the differences.

                        * (iv) (Amended and restated Bank Receivables Purchase Agreement dated as of July 30, 1998 among Metris Companies Inc. and DMCCB (incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-1 (No. 333-61343).)

                        * (v) (Amended and restated Receivables Purchase Agreement dated as of July 30, 1998 among Metris Companies Inc. and MRI (incorporated by reference to Exhibit 4(d) to Registration Statement on Form S-1 (No. 333-61343).)

                        * (vi) (Series 1998-A Supplement dated as of September 15, 1998, among MRI, DMCCB and BONY.

               * 10.2 A Change of Control Agreement dated as of May 15, 1998 by and between the Company and Ronald Zebeck. Filed herewith is a schedule of executive officers also having such an agreement indicating the differences from such agreement. These agreements are not being filed in reliance upon Instruction 2 to Items 601 of Regulation S-K.

               * 10.3 Purchase and Sale Agreement dated as of September 4, 1998 between PNC National Bank and DMCCB.

                        (i) Amendment letter from David J. Williams to Ronald N. Zebeck and Paul Runice dated November 13, 1998.

               * 11.    Computation of Earnings Per Share

               * 18. Preferability letter regarding a change in accounting principle.

               * 27.    Financial Data Schedule

*   Exhibits Previously Filed

**  Amended Exhibit Filed Herewith

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              METRIS COMPANIES INC.


SIGNATURE                          TITLE                        DATE

Principal financial officer:       Sr. Vice President,          December 4, 1998
                                   Treasurer, Acting Chief
                                   Financial Officer

/s/ Paul T. Runice
----------------------------
Paul T. Runice


Principal accounting officer:      Vice President of Finance,   December 4, 1998
                                   Corporate Controller


/s/ Jean C. Benson
----------------------------
Jean C. Benson