Form 10-K
period 1998-12-31
METRIS COMPANIES INC
filed 1999-03-30
CIK 1021061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                                   001-12351
    December 31, 1998                                    Commission file number
                              --------------------

                              METRIS COMPANIES INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                          41-1849591
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

As of February 26, 1999, 19,261,195 shares of the Registrant's Common Stock were outstanding and the aggregate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $729,500,000, based upon the closing price on The Nasdaq Stock Market(R) on February 26, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference in Parts II and IV.

Certain portions of the Proxy Statement for the Annual Meeting of Shareholders of Metris Companies Inc. to be held on May 11, 1999, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, are incorporated by reference in Part III.

                                TABLE OF CONTENTS


PART I
                                                                      Page

Item 1.    Business......................................................3

Item 2.    Properties...................................................26

Item 3.    Legal Proceedings............................................26

Item 4.    Submission of Matters to a Vote of Security Holders..........27


PART II


Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters..........................................27

Item 6.    Selected Financial Data......................................27

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................27

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....27

Item 8.    Financial Statements and Supplementary Data..................28

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..........................61


PART III


Item 10.   Directors and Executive Officers of the Registrant...........61

Item 11.   Executive Compensation.......................................61

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management........................................61

Item 13.   Certain Relationships and Related Transactions...............61


PART IV


Item 14.   Exhibits, Financial Statement Schedules
           and Reports on Form 8-K......................................61

Signatures..............................................................63

Exhibit Index...........................................................65

PART I

Item 1.  Business

         Metris Companies Inc. ("MCI" and collectively with its subsidiaries, the "Company") is an information-based direct marketer of consumer credit products and fee-based services primarily to moderate income consumers. The Company's consumer credit products are primarily unsecured credit cards issued by its subsidiary, Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"). The Company's customers and prospects include individuals for whom credit bureau information is available ("External Prospects") and existing customers of a former affiliate, Fingerhut Corporation ("Fingerhut" or "Fingerhut Customers") from the Fingerhut database. The Company markets its fee-based services, including debt waiver programs, membership clubs, extended service plans, and third party insurance, to its credit card customers and customers of third parties.

         MCI was incorporated in Delaware on August 20, 1996. The Company became a publicly held company in October 1996 after completing an initial public offering. The Company's principal subsidiaries are Direct Merchants Bank, and Metris Direct, Inc. Prior to its name change in August 1996, Metris Direct, Inc. was known as Fingerhut Financial Services Corporation. During the third quarter of 1998, Fingerhut Companies, Inc. ("FCI") received written approval from the Internal Revenue Service to distribute its interest in the Company to FCI's shareholders in a tax free spin off (the "Spin Off").

Business Segments

         In June 1997, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way public enterprises report information about operating segments. SFAS 131, which was adopted by the Company for the year ended December 31, 1998, requires management to describe the factors used to identify the segments.

         Management has concluded that the Company measures performance and operates in two business segments.

o Consumer Credit Products, which are primarily unsecured credit cards issued by Direct Merchants Bank; and

o Fee-Based Services, which include debt waiver programs, membership clubs and third party insurance offered to its credit card customers and customers of third parties. In addition, the Company includes within this operating segment the Company's extended service plans.

         The Company receives income from its consumer credit products through: interest charges and other finance charges assessed on outstanding credit card loans; credit card fees (including annual membership, cash advances, overlimit fees, and past due fees); and interchange fees. The primary expenses of this business are the costs of funding the loans, provisions for loan losses and operating expenses including employee compensation, account solicitation and marketing expenses and data processing and servicing expenses. Profitability is affected by response rates to solicitation efforts, loan growth, interest spreads on loans, credit card usage, credit quality (delinquencies and charge offs), card cancellations and fraud losses.

         The fee-based services business derives benefits from the Company's consumer credit products business because the Company cross sells fee-based products to its credit card holders. Nonetheless, the two business segments are different with respect to the factors that affect profitability, including how income is generated and how expenses are incurred. These differences require management to manage their operations separately.

         The Company receives revenue from its fee-based services through fees and commissions for such services. Expenses include costs of solicitation, underwriting and claims servicing expenses, fees paid to third parties and other operating expenses. Profitability for this business is affected by response rates to solicitation efforts, returns or cancel rates, claims rates, and other factors.

         The Company primarily targets moderate income consumers whom the Company believes are underserved by traditional providers of many of the Company's products and services. The Company intends to serve this target market using its proprietary scoring techniques together with information from credit bureaus and Fingerhut's database to determine a potential customer's creditworthiness. The Company uses sophisticated modeling techniques to evaluate the expected risk, responsiveness, and profitability of each prospective customer and to offer and price the products and services it believes to be appropriate for each customer. (See more detailed discussion following under "Business Lines.")


Strategy

         The principal components of the Company's strategy are the following:

         Identify and solicit additional External Prospects for credit cards. The Company intends to continue adding moderate income consumers who are currently not Fingerhut Customers through the use of its own internally developed risk models. The Company has developed its own proprietary credit risk modeling system (the "Proprietary Modeling System"). By incorporating individual credit information from the major credit bureaus into this Proprietary Modeling System and eliminating those individuals contained in the Fingerhut suppression and bad debt file (the "Suppress File"), the Company expects to generate additional customer relationships from External Prospects.

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

         Diversify product offerings to our customers. The Company intends to segment markets to expand the success of our existing credit and fee-based products. To do so, the Company plans to maximize our information advantage and analyze data to determine the needs of our customers, then develop, test and effectively introduce the right products to the right people.

Spin Off

         During the third quarter of 1998, FCI received formal written approval from the Internal Revenue Service to complete the tax-free "Spin Off" of FCI's remaining 83% interest in the Company. The FCI Board of Directors approved the Spin Off and completed the distribution of Metris shares on September 25, 1998 to FCI shareholders.

         The Company believes that it will be able to pursue expansion of its business and operations without certain limitations that existed as a result of FCI's ownership of the Company, including limitations on the Company's ability to issue additional common equity. As a result of the Spin Off, the Company believes that it will be able to more effectively develop relationships with retailers other than Fingerhut with respect to its extended service plans because the Company will no longer be viewed as affiliated with a competitor of such retailers. In addition, on March 12, 1999, the Company's shareholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation ("The Certificate of Incorporation") to eliminate the detailed restrictions concerning the business activities in which the Company is permitted to engage. These restrictions were originally adopted to address certain potential conflicts of interest between FCI and the Company.

         Each of the agreements between the Company and Fingerhut or FCI, other than the tax sharing agreement, remain in effect after the Spin Off. Although the administrative services agreement remains in effect, it is expected that the only continuing administrative services to be provided by FCI to the Company will be information systems, and that these services will continue to be provided for no longer than 18 months following the Spin Off.

         Each of the agreements between the Company and Fingerhut or FCI may terminate early due to a Change of Control of the Company. The Spin Off itself did not constitute a Change of Control. However, now that FCI does not own the stock of the Company, it is possible for a Change of Control to occur, thus causing early terminations of these agreements.

         Specifically, the Company has a contract with Fingerhut to use the information in the Fingerhut database for marketing its financial services products, including general purpose credit cards. This contract expires October 2003 and is renewable thereafter upon mutual agreement between Fingerhut and the Company unless there has been a change in control of the Company. A change of control (the "Change of Control") shall be deemed to have occurred if (a) any person or group (within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as in effect), other than FCI, shall own beneficially or of record, shares representing more than 25% of the aggregate ordinary voting power represented by the issued and outstanding capital stock of the Company, (b) a majority of the seats (other than vacant seats) on the Board of Directors of the Company shall at anytime be occupied by persons who were neither (i) nominated by FCI, or by the Board of Directors of the Company nor (ii) appointed by directors so nominated, or (c) any person or group other than FCI shall otherwise directly or indirectly have the power to exercise a controlling influence over management or policies of the Company. However, after the Spin Off, the Company cannot make any predictions as to whether a change in control might occur.

         On November 13, 1998, the Company entered into agreements with affiliates of the Thomas H. Lee Company (the "Lee Company") to invest $300 million in the Company. The terms of the transaction provided that the Lee Company investment would convert into 0.8 million shares of Series C Perpetual Convertible Preferred Stock (the "Series C Preferred") upon shareholder approval and receipt of notice that there was no regulatory objection to the transaction. The Company determined that this conversion might result in a "Change of Control" as defined in certain agreements between the Company and Fingerhut, which would permit Fingerhut to terminate any or all of the agreements. Therefore, on December 8, 1998, the Company obtained an agreement (the "Waiver Agreement") from Fingerhut to waive its right to terminate the agreements if a Change of Control occurred as a result of the conversion.

         Pursuant to the Waiver Agreement, the Company and Fingerhut amended certain of their other agreements. The most significant change occurred in the database access agreement. The Company's exclusive license to use Fingerhut's customer database to market financial service products will become non-exclusive after October 31, 2001.

         On March 12, 1999, the Company's shareholders approved the conversion of the Lee Company investment into the Series C Preferred. If the Company receives notice that there is no regulatory objection to the transaction, the conversion will occur and the Lee Company will own approximately 30% of the Company on a diluted basis.


         Following the Spin Off, no individual holds titles of officer or director at both FCI and the Company, except for Theodore Deikel, who is Chairman of the Board and Chief Executive Officer of FCI and Non-Executive Chairman of the Board of the Company.


Business Lines

         The Company operates primarily through two businesses: consumer credit products and fee-based services.

         Consumer credit products

         Products. The Company's consumer credit products are primarily unsecured credit cards, including the Direct Merchants Bank MasterCard(R) and Visa(R). In the future, the Company may offer co-branded credit cards and may also offer other consumer credit products either directly or through alliances with other companies. At December 31, 1998, the Company had approximately 3.0 million credit card accounts with over $5.3 billion in managed credit card loans. Fingerhut Customers represented approximately 35% of the accounts and managed loans. According to the Nilson Report, at December 31, 1998, the Company was the 10th largest MasterCard issuer in the United States based on the number of cards issued, and the 14th largest credit card issuer in the United States based on managed credit card loan balances.

         The Fingerhut Database. One of the Company's primary sources of names to solicit for credit card offers is a database maintained by Fingerhut, a wholly owned subsidiary of FCI. Fingerhut is a database marketing firm that sells a broad range of products and services via catalogs, telemarketing, television, and other media. Substantially all of Fingerhut's sales are made using closed-end and revolving credit card loans. As customers make payments and order new products, Fingerhut enters a variety of payment, behavioral, and other data into its database (the "Fingerhut Database"). Fingerhut uses this database, along with sophisticated and highly automated proprietary modeling techniques, to evaluate each customer's creditworthiness. The Fingerhut Database contains information on more than 31 million individuals. This database contains up to 3,500 potential data items in a customer record, including names, addresses,
behavioral   characteristics,   general   demographic   information   and  other
information provided by the customer. Fingerhut uses information in the Fingerhut Database, along with sophisticated proprietary credit scoring models, to produce its proprietary credit scores (the "Fingerhut Scores") for Fingerhut Customers. The Fingerhut Database also includes Fingerhut's Suppress File, which contains information on individuals about whom it has information relating to indicators of unacceptably high risk. Fingerhut periodically updates the information in the Fingerhut Database. Fingerhut does not report its credit information to the credit bureaus, which means this information is not publicly available.

         Credit Scoring. The Company uses the Fingerhut Database to identify potential customers. Fingerhut uses the information in the Fingerhut Database, along with its proprietary credit scoring models to create the Fingerhut Score. The Company also acquires credit bureau information, including risk scores provided by Fair, Isaac & Company ("FICO scores"), for all Fingerhut Customers. For those Fingerhut Customers who have FICO scores, the Company uses the Fingerhut Score to further segment Fingerhut Customers into narrower ranges within each FICO score subsegment, allowing the Company to better evaluate credit risk and to tailor its risk-based pricing accordingly. Additionally, the Fingerhut Score is used to target individuals who have no credit bureau information, and consequently no FICO scores, allowing the Company to target Fingerhut Customers who would not typically be solicited by other credit card issuers. The Fingerhut Score has been effective in enhancing the Company's ability to select which Fingerhut customers to solicit and in rank ordering Fingerhut customers according to their likelihood of delinquency.

         The Company uses internally and externally developed proprietary models in enhancing its evaluation of External Prospects. These models help segment External Prospects into narrower ranges within each FICO Score subsegment, allowing the Company to better evaluate individual credit risk and to tailor its risk-based pricing accordingly. The Company also uses this segmentation along with the Suppress File to exclude certain individuals from its marketing solicitations.

         The Company generates External Prospects from lists obtained from the major credit bureaus based on criteria established by the Company. The Company uses proprietary models and additional analysis in conjunction with files obtained from the credit bureaus to further segment External Prospects based upon their likelihood of delinquency. The Company also eliminates any names which are included in the Fingerhut Suppress File. The Company currently does not solicit External Prospects who do not have FICO Scores.

         The Company believes that the proprietary models in conjunction with additional analysis is effective in further segmenting and evaluating risk within FICO score bands. However, for certain campaigns the models and additional analysis were less effective in doing so than in other campaigns. The Company has and continues to use the results of its analysis of External Prospects to adjust the proprietary models to determine the pricing for various segments and to exclude certain segments from subsequent direct marketing efforts. While the Company believes that the proprietary models and additional analysis are valuable tools in analyzing relative risks, it is not possible to accurately predict which consumers will default or the overall level of defaults, and the Company cannot assure you as to the levels of actual delinquencies or losses.

         The Company believes that both the Fingerhut Score and the proprietary models, in conjunction with the Fingerhut Suppress File, give it a competitive advantage in evaluating the credit risk of moderate income consumers. Management believes that due to the amount and type of credit information available in the Fingerhut Database, the Fingerhut Score is currently more effective than the proprietary models in allowing the Company to evaluate the credit risk of prospects having lower FICO Scores. Therefore, the Company has been willing to solicit consumers who have lower FICO Scores if they also have an appropriate Fingerhut Score. As a result, the Company's Fingerhut-sourced credit card customers generally have lower initial FICO Scores than do External Prospects. After every marketing campaign, the Company monitors the performance of the proprietary models and continually re-evaluates the effectiveness of these models in segmenting credit risk, resulting in further refinements to its selection criteria for External Prospects. Over time, the Company believes that it will capture additional credit information on the behavioral characteristics of External Prospects which will allow it to further increase the effectiveness of the proprietary models.

         Solicitation. Prospects for solicitation include both Fingerhut Customers and External Prospects. Prospects are contacted on a nationwide basis primarily through pre-screened direct mail and telephone solicitations. The Company receives responses to its prescreened solicitations, performs fraud screening, verifies name and address changes, and obtains any information which may be missing from the application. Applications are sent to third party data entry providers, which key the application information and process the applications based on the criteria provided by the Company. The Company then makes the credit decisions and approves, denies or begins exception processing. The Company processes exceptions for, among other things, derogatory credit bureau information and fraud warnings. Exception applications are processed manually by credit analysts based on policies approved by the Company's Credit Committee.

         Pricing. Through risk-based pricing, the Company prices credit card offers based upon a prospect's risk profile prior to solicitation. The Company evaluates a prospect to determine credit needs, credit risk, and existing credit availability and then develops a customized offer that includes the most appropriate product, brand, pricing and credit line. The Company currently offers over 100 different pricing structures on its credit card products, with annual fees ranging from $0 to $75 and annual interest rates up to 26.9%. After credit card accounts are opened, the Company periodically monitors customers' internal and external credit performance and periodically recalculates behavior, revenue, attrition and bankruptcy predictors. As customers evolve through the credit life cycle and are regularly rescored, the lending relationship can evolve to include more competitive (or more restrictive) pricing and product configurations.

         Age of Portfolio. The following table sets forth, as of December 31, 1998, the number of total accounts and amount of outstanding loans based upon the age of the managed accounts.

                                                                                  Percentage of
                                     Number      Percentage         Loans            Loans
                                  of Accounts    of Accounts     Outstanding       Outstanding
  Age Since Origination                                     (Dollars in thousands)
0-6 Months ...................      411,051         13.8%         $  477,384             9.0%
7-12 Months ..................      372,549         12.5%            650,758            12.2%
13-18 Months .................      389,385         13.1%            719,050            13.5%
19-24 Months .................      350,258         11.8%            650,379            12.2%
25-36 Months .................      668,870         22.5%          1,323,253            24.9%
37+ Months ...................      779,756         26.3%          1,494,218            28.2%
                                    -------         ----           ---------            ----

     Total ...................    2,971,869        100.0%         $5,315,042           100.0%
                                  =========        =====          ==========           =====


         Geographic Distribution. The Company solicits credit card customers on a national basis and, therefore, maintains a geographically diversified portfolio. The following table shows the distribution of total accounts and amount of outstanding loans by state, as of December 31, 1998.

                                                                                              Percentage of
                                     Number        Percentage               Loans                 Loans
                                  of Accounts     of Accounts            Outstanding           Outstanding
  State                                                            (Dollars in thousands)
California ...................      341,314            11.5%              $  663,726               12.5%
Texas ........................      296,171            10.0%                 537,479               10.1%
Florida ......................      214,436             7.2%                 401,222                7.5%
New York .....................      208,643             7.0%                 387,829                7.3%
Ohio .........................      128,214             4.3%                 224,256                4.2%
Illinois .....................      104,422             3.5%                 189,552                3.6%
Pennsylvania .................       92,214             3.1%                 160,069                3.0%
Michigan .....................       79,947             2.7%                 144,486                2.7%
Missouri .....................       78,150             2.6%                 135,589                2.6%
Georgia ......................       76,770             2.6%                 139,817                2.6%
Virginia .....................       75,635             2.5%                 135,860                2.6%
All others (1)                    1,275,953            43.0%               2,195,157               41.3%
                                  ---------            ----                ---------               ----

     Total ...................    2,971,869           100.0%              $5,315,042              100.0%
                                  =========           =====               ==========              =====


(1) No other state accounts for more than 2.5% of loans outstanding.

         Credit Lines. Once an account is approved, an initial credit line is established based on the individual's risk profile using automated screening and credit scoring techniques. This process results in a portfolio (excluding portfolio acquisitions) with average credit lines that are below the industry average due to the higher average risk inherent in the Company's target market. The Company may elect, at any time and without prior notice to the cardholder, to preclude or restrict further credit card use by the cardholders, usually as a result of poor payment performance or the Company's concern over the creditworthiness of the cardholders. Credit lines are managed based on the results of the behavioral scoring analysis in accordance with criteria established by the Company. The following table sets forth information with respect to account balance and credit limit ranges of the Company's managed portfolio, as of December 31, 1998.


  Credit Limit Range         Number           Percentage               Loans               Percentage of
                           of Accounts        of Accounts           Outstanding          Loans Outstanding
                                                              (Dollars in thousands)
$1,000 or Less.........       279,095               9.4%               $  164,167                 3.1%
$1,001-$2,000 .........       647,278              21.8%                  817,808                15.4%
$2,001-$3,500 .........       719,134              24.2%                1,308,876                24.6%
$3,501-$5,000 .........       577,659              19.4%                1,295,052                24.4%
Over $5,000 ...........       748,703              25.2%                1,729,139                32.5%
                              -------              ----                 ---------                ----

     Total ...........     2,971,869              100.0%               $5,315,042               100.0%
                           =========              =====                ==========               =====



  Account Balance Range       Number           Percentage               Loans                Percentage of
                           of Accounts        of Accounts           Outstanding           Loans Outstanding
                                                                 (Dollars in thousands)
Credit Balance .......        44,720                1.5%             $     (4,743)                 (.1%)
No Balance ...........       471,135               15.9%
$1,000 or Less .......       707,600               23.8%                  321,546                 6.0%
$1,001-$2,000 ........       647,906               21.8%                  976,959                18.4%
$2,001-$3,500 ........       627,816               21.1%                1,656,469                31.2%
Over $3,500 ..........       472,692               15.9%                2,364,811                44.5%
                             -------               ----                 ---------                ----
     Total ...........     2,971,869              100.0%              $ 5,315,042               100.0%
                           =========              =====               ===========               =====


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

         Delinquency, Collections and Charge-offs. The Company considers an account delinquent if a payment due is not received by the Company within 25 days from the closing date of the statement. Collection activities are determined by the Adaptive Control System, which continually monitors all delinquent accounts. The collections function is handled internally. Accounts that become 60 days contractually delinquent are closed, but not necessarily charged off. Accounts are charged off and taken as a loss either within 60 days after formal notification of bankruptcy or at the end of the month during which they become contractually 180 days past due. Accounts identified as fraud losses are immediately reserved for and charged off no later than 90 days after the last activity. Charged-off accounts are referred to the Company's recovery unit for coordination of collection efforts to recover the amounts owed. When appropriate, accounts are placed with external collection agencies or attorneys.

         Servicing, Billing and Payment. The Company has established a relationship with FDR for cardholder processing services. FDR is a subsidiary of First Data Corporation, a provider of information processing and related services including cardholder processing (services for financial institutions which issue credit cards to cardholders), and merchant processing (services for financial institutions which make arrangements with merchants for the acceptance of credit cards as methods of payment). FDR provides data processing, credit card reissuance, monthly statements, some inbound customer service telephone calls and interbank settlement for the Company. Effective February 1998, the Company extended its processing services agreement with FDR for an additional six years, expiring 2006. Applications processing and back office support for mail inquiries and fraud management are handled internally by the Company. In addition the Company handles in-bound customer service telephone calls for a part of its customer base.

         The Company generally assesses periodic finance charges on an account if the cardholder has not paid the balance in full from the previous billing cycle. These finance charges are based upon the average daily balance outstanding on the account during the monthly billing cycle. Payments by cardholders to the Company on the accounts are processed by a third party servicer and applied first to any billed and unpaid fees, next to billed and unpaid finance charges and then to billed and unpaid transactions in the order determined by the Company. If a payment in full is not received prior to 25 days after the statement cycle date (the "Pay by Date"), finance charges are imposed on all purchases from the date of the transaction to the statement cycle date. Finance charges are also imposed on each cash advance from the day such advance is made until the advance is paid in full. The finance charge is applied to the average daily balance. For most cardholders, if the entire balance on the account is paid by the due date a finance charge on purchases is not imposed.

         The Company assesses an annual fee on some credit card accounts. The Company may waive the annual membership fees, or a portion thereof, in connection with the solicitation of new accounts depending on the credit terms offered, which are determined by the prospect's risk profile prior to solicitation or when the Company determines a waiver to be appropriate considering the account's overall profitability. In addition to the annual fee, the Company charges accounts certain other fees including: (i) a late fee with respect to any unpaid monthly payment if the Company does not receive the required minimum monthly payment by the Pay by Date, (ii) a cash advance fee for each cash advance, (iii) a fee with respect to each check submitted by a cardholder in payment of an account which is not honored by the cardholder's bank, and (iv) an overlimit charge if, at any time during the billing cycle, the total amount owed exceeds the cardholder's credit line by at least $30.

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

         Monthly billing statements are sent to cardholders by FDR on behalf of the Company. When an account is established, it is assigned a billing cycle. Currently, there are 20 billing cycles and each such cycle has a separate monthly billing date based on the respective business day the cycle represents in each calendar month. Each month, a statement is sent to all accounts with an outstanding balance greater than $1. All cardholders with open accounts must make a minimum monthly payment generally of the greater of $15, 2.5% of the outstanding balance, the finance charge or the balance of the account if the balance is less than $15. If the minimum payment is not collected by the Pay by Date, the account is considered delinquent.

         Most merchant transactions by cardholders are authorized online. The remaining transactions generally are low dollar amounts, typically below $50. All authorizations are handled through the Adaptive Control System.

         Fee-Based Services

         The Company sells or offers fee-based services, including (i) debt waiver protection for unemployment, disability, and death, (ii) membership programs such as card registration, purchase protection and other club memberships, and (iii) third-party insurance, directly to its credit card customers and customers of third parties. The Company currently administers its extended service plans sold through a third-party retailer, and the customer pays the retailer directly. In addition, the Company develops customized targeted mailing lists from information contained in both the Company's and Fingerhut's databases for use by unaffiliated companies in their own financial services product solicitation efforts that do not directly compete with those of the Company. In 1998, the Company consolidated the fee-based services and extended service plan businesses.

         The Company currently markets the following programs:

         Debt Waiver. Account Protection Plus(TM) , is a program the Company has developed that protects customers from interest charges on the Company's credit cards in the event that they become disabled or unemployed. The customer's account is "frozen" for six months, with no payments due or interest accruing during this time. In the event of death, the amount due, up to the credit limit, is waived and the account is closed. Because this is an internally administered program, the Company is responsible for all of the program's associated costs. The Company also offers Account Benefit Plan which forgives the customer's balance due in the event of death but offers no protection in the event of disability or unemployment.

         Extended Service Plans. The Company administers extended service plans sold by retailers. Extended service plans provide warranty coverage beyond the manufacturer's warranty. In general, the extended service plans administered by the Company provide customers with the right to have their covered purchases repaired, replaced, or in certain circumstances, the purchase price of the product refunded, within certain parameters determined by the Company. Within the warranty industry, extended service plans are available for a wide variety of products including consumer electronics and appliances, furniture, jewelry, automotives, and household mechanical systems such as heating, plumbing and electrical systems. The Company currently administers extended service plans for consumer electronics, appliances, furniture and jewelry purchased from third-party retailers.

         ServiceEdgeSM is the Company's extended service plan administered by the Company for consumer electronics and all other electro-mechanical items. ServiceEdge customers have the right to have their purchases repaired or replaced in the event of electrical or mechanical failure or defects in materials and workmanship for coverable events after the manufacturer's warranty expires.

         Quality Furniture Care is the Company's extended service plan program for furniture. The services provided to Quality Furniture Care customers include stain cleaning, structural defect or damage repair, or replacement if the merchandise cannot be repaired.

         Quality Jewelry Care(R) is the extended service plan administered by the Company for jewelry. The services provided to Quality Jewelry Care customers include repair, soldering, ring sizing, prong re-tipping, and cleaning. The Company has third-party jewelers perform such services for the Company.

         Most of the extended service plans administered by the Company continue for two years from the date of the product purchase (three to five years in limited cases). The customer pays the retail company a one-time fee for this coverage based on the price of the product, the term of coverage and the loss risk of the product. Customers may also be offered the opportunity to renew their coverage in one-year extensions, presently up to six years from the date of purchase, upon payment of an additional fee for each renewal.

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

         Purchase Protection. During 1997, the Company developed a new membership program, PurchaseShieldSM, which offers various levels of purchase protection to its members. Eligible purchases made on members' credit cards are protected with the following benefits: warranty extension, sale price protection and product return guarantee. In addition, PurchaseShield offers its members a household repair rebate that can be used on certain existing in-home electro-mechanical item repairs. Because this is an internally administered program, the Company receives all revenues and is responsible for all of the program's associated costs. The Company currently offers purchase protection to its credit card customers and credit card customers of third parties.

         Card Registration. Card registration protects members from fraudulent charges if their credit cards are lost or stolen and provides emergency cash and airline tickets, change of address notification and lost or stolen card notification, valuable property and document registration, a messaging service and car rental discounts. The Company currently offers card registration service under the name Fraud Alert Services(TM) to its credit card customers and customers of third parties. The Company internalized this program in September 1996 and is responsible for all of its associated costs and revenues. Prior to September 1996, the Company had an agreement with a third party vendor to offer card registration services to its credit card customers.

         Accidental Death Insurance. The Company earns a fee from a third-party insurance administrator for the marketing and billing of the third-party's accidental death insurance program. The Company markets the insurance program to its credit card customers. Although the Company markets the program, the third-party insurance company fulfills and underwrites the policies.

         Other Membership Clubs. The Company has cooperative marketing arrangements with several third parties to market the third party's memberships in clubs that do not compete with the Company's services or clubs. Additionally, the Company has other arrangements with third parties, which it assumed from acquired credit card portfolios, that provide it with revenue from ongoing membership fees billed to the Company's acquired credit card holders.

         Tailored List Development. The Company currently works with several companies to develop targeted mailing lists and earns revenue for each name that is solicited by these companies from the Company's customer databases. The Company also earns revenue from the sale of advertising space included in its monthly billing statements.


Liquidity, Funding and Capital Resources

         One of the Company's primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Because the pricing and maturity characteristics of the Company's assets and liabilities change, liquidity management is a dynamic process, affected by changes in short- and long-term interest rates. The Company uses a variety of financing sources to manage liquidity, refunding, rollover and interest rate risks.

         The Company finances the growth of its credit card loan portfolio through cash flow from operations, asset securitization, bank financing, long-term debt issuance, and equity issuance.

Asset Securitization

         A significant source of funding for the Company is the securitization of credit card loans. Securitization involves packaging and selling both current and future receivable balances of pools of credit card card accounts while retaining the servicing of such receivables. The Company's securitizations are treated as sales under generally accepted accounting principles. As a result, the securitized receivables are removed from the Company's balance sheet and treated as managed loans.

         The Company primarily securitizes receivables by selling such receivables either to its proprietary trust, the Metris Master Trust, or to bank-sponsored multi-seller conduits which purchase such assets from a variety of issuers.

          The Metris Master Trust. The Metris Master Trust (the "Trust") was formed in May 1995 pursuant to a pooling and servicing agreement, which was amended on July 30, 1998. Metris Receivables, Inc., a subsidiary of the Company, transfers receivables in designated accounts to the Trust in exchange for proceeds and an interest in the Trust. Metris Receivables, Inc. may then exchange portions of this interest for one or more series of securities which it may then sell publicly or privately to third-party investors. The securities each represent undivided interests in all of the receivables in the Trust, and may be split into separate classes which have different terms. The different classes of an individual series are structured to obtain specific credit ratings. As of December 31, 1998, seven series of securities have been issued by the Trust. The Company currently retains the most subordinated class of securities in each series and sells all the other classes.

         Generally, each series involves an initial reinvestment period (a "revolving period") in which principal payments on receivables allocated to such series are returned to Metris Receivables, Inc. and reinvested in new receivables arising in the accounts. After the revolving period ends, principal payments allocated to the series are then used to repay the investors. This period is referred to as the amortization period. Currently, the Trust has one series which is in a controlled amortization period. The scheduled amortization period is set in the agreements governing each series. However, all the series set forth certain events by which amortization can be accelerated (early amortization). Usually, this would occur if the portfolio collections less charge-offs for bad debt, financing costs and operational costs drop below a minimum amount. As new receivables in designated accounts cannot be funded while a series is in amortization, early amortization would accelerate the Company's funding requirements for new receivables in the accounts. The Company does not have any series that are in early amortization.

         Each month, each series is allocated its share of finance charge collections which is used to pay investors interest on their securities, to reimburse them for their share of losses due to charge-offs and to pay their share of servicing fees. Amounts remaining may be deposited in cash accounts of the Trust as additional protection for future losses. Once each of these obligations is fully met, any remaining finance charge collections, if any, are returned to the Company.

          Bank-Sponsored Conduit Programs. The Company also maintains flexibility in its current securitization program by negotiating with bank-sponsored conduits (the "Conduits"). These Conduits purchase an interest in receivables arising in designated accounts. These transactions also feature a revolving period in which principal payments on receivables allocated to the Conduits are returned to the Company and reinvested in new receivables. These agreements also have early amortization triggers. Finance charge collections are used to pay certain obligations, including servicing fees, interest on the principal amount of the Conduit's investment in the applicable receivables, and recouping charge-offs. After such allocation, remaining finance charge collections, if any, are returned to the Company.

         At December 31, 1998 and 1997, the Company had received cumulative net proceeds of approximately $4.6 billion and $3.1 billion, respectively from sales of credit card loans to the Trust and Conduits. Cash generated from these transactions was used to reduce short-term borrowings and to fund credit card loan portfolio growth. The Company relies upon the securitization of its credit card loans to fund portfolio growth and, to date, has completed securitization transactions on terms that it believes are satisfactory. The Company's ability to securitize its assets depends on favorable investor demand, legal, regulatory and tax conditions for securitization transactions, as well as continued favorable performance of the Company's securitized portfolio of receivables. Any adverse change could force the Company to rely on other potentially more expensive funding sources and, in the worst case scenario, could create liquidity risks if other funding is unavailable.

         During 1998, as part of a scheduled amortization of previously securitized loans, the Company's owned loan portfolio, increased by $34.6 million. The following table presents the amounts, at December 31, 1998 of investor principal in securitized receivables scheduled to amortize in future years. The amortization amounts are based upon estimated amortization periods which are subject to change based on Trust and Conduit performance.

(Dollars in thousands)
1999.....................................      $1,847,538
2000.....................................         608,333
2001.....................................       2,102,272
Thereafter...............................               0
                                               ----------
Total Securitized Loans at December 31, 1998   $4,558,143
                                              ===========

         The Company's lower independent credit ratings, due to the Spin Off, reduced the advance rate on a portion of the sale of receivables to the Trust. This required approximately $40 million in additional funding by the Company to finance the unsold loans.

Bank Financing

         On June 30, 1998, the Company executed a new $200 million, three-year revolving credit facility and a $100 million five-year term loan (the "New Credit Facility") with a syndicate of banks and money market mutual funds. This agreement became effective upon the Spin Off from FCI on September 25, 1998. The New Credit Facility, which is not guaranteed by FCI, replaced the Company's $300 million, five-year revolving credit facility (the "Old Credit Facility"). The New Credit Facility is secured by receivables and subsidiary stock and guaranteed by a Company subsidiary. Financial covenants in the New Credit Facility include, but are not limited to, requirements concerning minimum net worth, minimum tangible net worth to net managed receivables and tangible net worth plus reserves to delinquent receivables. The minimum tangible net worth to net managed receivables ratio requirement increased to 5.0% from 4.0% on December 24, 1998. At December 31, 1998, the Company was in compliance with all financial covenants under this agreement. At December 31, 1998, the Company had outstanding borrowings of $110 million under the New Credit Facility. At December 31, 1997, the Company had outstanding borrowings of $144 million under the Old Credit Facility. As a result of the Spin Off and the removal of the FCI guarantee, the Company is no longer able to borrow at an investment grade rate. The interest rate under the New Credit Facility is higher than the interest rate under the Old Credit Facility due to the Company's lower independent credit rating.

Long-Term Debt and Equity Issuance

         In addition to asset securitizations and bank funding, the Company uses long term debt and equity to fund continued credit card growth. While the Company planned to issue common equity shares in a public offering after the Spin Off during the fourth quarter of 1998, volatility in the stock market and in the Company's stock price caused the Company to seek alternatives to public issuance through either private issuance of equity or public or private issuance of equity-like securities. On November 13, 1998, after a review of several alternatives and discussions with several advisors and investors, the Company entered into agreements with affiliates of the Thomas H. Lee Company, (the "Lee Company") to purchase $200 million in Series B Perpetual Preferred Stock (the "Series B Preferred") and $100 million in 12% Senior Notes due 2006 (the "Lee Senior Notes"). The Company also issued the Lee Company 3.75 million ten-year warrants to purchase shares of the Company's common stock for $30, subject to adjustment in certain circumstances. The Series B Preferred had a 12.5% dividend payable in additional shares of Series B Preferred for ten years, then converting to payable in cash. The proceeds from the issuance of the Series B Preferred and the Lee Senior Notes were used to fund the PNC portfolio acquisition and general corporate purposes.

         On March 12, 1999, shareholders' approved conversion of the Series B Preferred and Lee Senior Notes into Series C Perpetual Convertible Preferred stock (the "Series C Preferred"). If notice is received that there is no regulatory objection to the conversion to the Series C Preferred, the Series B Preferred and the Lee Senior Notes will be converted into 0.8 million shares of Series C Preferred at a conversion price of $37.25 and the warrants will be canceled. The Series C Preferred has a 9% dividend payable in additional shares of Series C Preferred and will also receive any dividends paid on the Company's Common Stock on an as converted basis. The cumulative payment-in-kind dividends are effectively guaranteed for a seven-year period. Assuming conversion of the Series C Preferred into common stock in the first quarter of 1999, the Lee Company would own approximately 30% of the Company on a diluted basis.

         Converting to the Series C Preferred will cause a one-time, non-cash accounting adjustment for retiring the Series B Preferred and the Lee Senior Notes. The excess of the fair value of the Series C Preferred over the carrying value of the Series B Preferred and the Lee Senior Notes at the time of the conversion must be allocated to the Lee Senior Notes and the Series B Preferred based upon their initial fair values. To arrive at net income available to common stockholders in the calculation of earnings per share, the amount allocated to the Lee Senior Notes would be recognized as an extraordinary loss from the early extinguishment of debt and the amount allocated to the Series B Preferred would be recognized as a reduction of net income available to common stockholders. The extraordinary loss attributable to the Lee Senior Notes will not be recorded net of taxes. These adjustments will not have an impact on total stockholders' equity. At the time of the printing of this annual report on Form 10-K, the fair value of the Series C Preferred was not determined.

         In November 1997, the Company privately issued and sold $100 million of 10% Senior Notes due 2004 pursuant to an exemption under the Securities Act of 1933, as amended. The net proceeds were used to reduce borrowings under the Old Credit Facility. In January 1998, the Company commenced an exchange offer for the Senior Notes pursuant to a registration statement. The terms of the new Senior Notes are identical in all material respects to the original private issue. The Senior Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc., a subsidiary of Metris Companies Inc., and all future subsidiaries of the Company that guarantee any of the Company's indebtedness, including the New Credit Facility. The guarantee is an unsecured obligation of Metris Direct, Inc. and ranks pari passu with all existing and future unsubordinated indebtedness.

General

         The Federal Reserve Act imposes various legal limitations on the extent to which banks that are members of the Federal Reserve System can finance or otherwise supply funds to certain of their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to the Company or its subsidiaries. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to the Company. Therefore, Direct Merchants Bank's investments in federal funds sold are generally not available for the general liquidity needs of the Company or its subsidiaries. These restrictions were not material to the operations of the Company at December 31, 1998 and 1997.

         As the portfolio of credit card loans grows, or as the Trust and Conduit certificates amortize or are otherwise paid, the Company's funding needs will increase accordingly. The Company believes that its cash flow from operations, asset securitization programs, together with the New Credit Facility, long term debt issuance and equity issuance, will provide adequate liquidity to the Company for meeting anticipated cash needs, although no assurance can be given to that effect.


Competition

         As a marketer of consumer credit products, the Company competes with numerous providers of financial services, many of which have greater resources than the Company. In particular, the Company's credit card business competes with national, regional and local bank card issuers as well as other general purpose credit and debit card issuers. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features; as a result, customer loyalty is often limited. However, the Company believes that its strategy of focusing on an underserved market and its exclusive access to information from the Fingerhut Database will allow it to compete effectively in the market for moderate income cardholders to market financial services products.

         There are numerous competitors in the fee-based services market, including insurance companies, financial services institutions and other membership-based or enhancement consumer services providers, many of which are larger, better capitalized and more experienced than the Company. However, the Company believes that its agreements with FCI, including its exclusive right to use the Fingerhut Database to market financial services products and its right to be the exclusive provider of extended service plans to Fingerhut customers, will allow it to compete effectively in this market. As the Company continues to expand its business to market extended service plans to the customers of third-party retailers, it will also compete with manufacturers, financial institutions, insurance companies and a number of independent administrators, many of which have greater operating experience and financial resources than the Company.


Regulation

         The Company and Direct Merchants Bank

         Direct Merchants Bank is a limited purpose credit card bank chartered as a national banking association. It is a member of the Federal Reserve System. Its deposits are insured by the Bank Insurance Fund which is administered by the Federal Deposit Insurance Corporation ("FDIC") and it is subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency ("OCC"), its primary regulator. It is also subject to regulation by the Board of Governors of the Federal Reserve System and the FDIC, as back-up regulators. Direct Merchants Bank is not a "bank" as defined under the Bank Holding Company Act of 1956, as amended (the "BHCA") because it
(i) engages only in credit card operations, (ii) does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others, (iii) does not accept any savings or time deposit of less than $100,000, except for deposits pledged as collateral for extensions of credit, (iv) maintains only one office that accepts deposits and
(v) does not engage in the business of making commercial loans. As a result, the Company is not a bank holding company under the BHCA. If Direct Merchants Bank failed to meet the credit card bank criteria described above, Direct Merchants Bank's status as an insured bank would make the Company subject to the provisions of the BHCA. The Company believes that becoming a bank holding company would limit the Company's ability to pursue future opportunities.

         Exportation of Interest Rates and Fees

         Under current judicial interpretations of federal law, national banks such as Direct Merchants Bank may charge interest at the rate allowed by the laws of the state where the bank is located and may "export" those interest rates on loans to borrowers in other states, without regard to the laws of such other states.

         In 1996, the Supreme Court of the United States held that national banks may also impose late payment fees allowed by the laws of the state where the national bank is located on borrowers in other states, without regard to the laws of such other states. The Supreme Court based its opinion largely on its deference to a regulation adopted by the OCC that includes certain fees, including late fees, overlimit fees, annual fees, cash advance fees and membership fees, within the term "interest" under the provision of the National Bank Act that has been interpreted to permit national banks to export interest rates. As a result, national banks such as Direct Merchants Bank may export such fees.

         Dividends and Transfers of Funds

         There are various federal law limitations on the extent to which Direct Merchants Bank can finance or otherwise supply funds to the Company and its affiliates through dividends, loans or otherwise. These limitations include: minimum regulatory capital requirements; restrictions concerning the payment of dividends out of net profits or surplus; and Sections 23A and 23B of the Federal Reserve Act governing transactions between a bank and its affiliates. In general, Federal law prohibits a national bank such as Direct Merchants Bank from making dividend distributions on common stock if the dividend would exceed currently available undistributed profits. In addition, Direct Merchants Bank must get OCC prior approval for a dividend, if such distribution would exceed current year net income combined with retained earnings from the prior two years. Direct Merchants Bank cannot make a dividend if the distribution would cause the bank to fail to meet applicable capital adequacy standards. Finally, although not a regulatory restriction, the terms of certain debt agreements prohibit the payment of dividends in certain circumstances.

         Comptroller of the Currency

         Capital Adequacy. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), requires the banking agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation. FDICIA also provides that regulatory action may be taken against a bank that does not meet such standards.

         The OCC has adopted regulations that define the five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leveraged capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6 percent, a total capital ratio of at least 10 percent and a leverage ratio of at least 5 percent and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4 percent, a total capital ratio of at least 8 percent and a leverage ratio of at least 4 percent (3 percent in some cases). Under these guidelines, Direct Merchants Bank is considered well capitalized.

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

         FDICIA. FDICIA requires the FDIC to implement a system of risk-based premiums for deposit insurance pursuant to which the premiums paid by a depository institution will be based on the probability that the FDIC will incur a loss in respect of such institution. The FDIC has adopted a system that imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. Given Direct Merchants Bank's capital level and supervisory rating, Direct Merchants Bank pays the lowest rate on deposit insurance premiums.

         Under FDICIA, only "well capitalized" and "adequately capitalized" banks may accept brokered deposits. "Adequately capitalized" banks, however, must first obtain a waiver from the FDIC before accepting brokered deposits and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar size and maturity accepted from the bank's normal market area or the national rate on deposits of comparable maturity, as determined by the FDIC, for deposits from outside the bank's normal market area. Direct Merchants Bank may accept brokered deposits as part of its funding; however, it does not presently rely on brokered deposits to fund its operations.

         Lending Activities

         Direct Merchants Bank's activities as a credit card lender are also subject to regulation under various federal consumer protection laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act (the "CRA") and the Soldiers' and Sailors' Civil Relief Act. Regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order Direct Merchants Bank to pay restitution to injured cardholders. Cardholders may also bring actions for certain alleged violations of such regulations. Federal and state bankruptcy and debtor relief laws also affect Direct Merchants Bank's ability to collect outstanding balances owed by cardholders who seek relief under these statutes.

         The OCC's CRA regulations subject limited purpose banks, including Direct Merchants Bank, to a "community development" test for evaluating required CRA compliance. The community development performance of a limited purpose bank is evaluated pursuant to various criteria involving community development lending, qualified investments and community development services.

         Legislation

         From time to time legislation has been proposed in Congress to limit interest rates and fees that could be charged on credit card accounts or otherwise restrict practices of credit card issuers.

         If this or similar legislation is proposed and adopted, the Company's ability to collect on account balances or maintain previous levels of finance charges and other fees could be adversely affected. Additionally, changes have been proposed to the federal bankruptcy laws. Changes in federal bankruptcy laws and any changes to state debtor relief and collection laws could adversely affect the Company if such changes result in, among other things, accounts being charged off as uncollectible and additional administrative expenses. It is unclear at this time whether and in what form any legislation will be adopted or, if adopted, what its impact on the Company would be. Congress may in the future consider other legislation that would materially affect the credit card and related fee-based services industries.

         Consumer and Debtor Protection Laws

         Various federal and state consumer protection laws limit the Company's ability to offer and extend credit. In addition, the U.S. Congress and the states may decide to regulate further the credit card industry by enacting laws or amendments to existing laws to reduce finance charges or other fees or charges applicable to credit card and other consumer revolving loan accounts. These laws may adversely affect the Company's ability to collect on account balances or maintain established levels of periodic rate finance charges and other fees and charges with respect to the accounts. Similarly, Congress and the states may decide to regulate further the Company's fee-based services.

         Certain existing laws and regulations permit class action lawsuits on behalf of customers in the event of violations, and such class lawsuits can be very expensive to defend, even without any violation. The Company is a party to various legal proceedings resulting from its ordinary business activities. One proceeding, filed in Alabama in April 1998, seeks certification as a class. The Company intends to defend this action vigorously, but if this action, or any other class action, is determined adversely, such decision could have a significant adverse economic impact on the Company.

         Investment in the Company and Direct Merchants Bank

         Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal law. Investors are responsible for insuring that they do not directly or indirectly acquire shares of capital stock of the Company in excess of the amount which can be acquired without regulatory approval.

         Interstate Taxation

         Several states have passed legislation which attempts to tax the income from interstate financial activities, including credit cards, derived from accounts held by local state residents. The Company believes that this legislation will not materially affect it. The Company's belief is based upon the following: current interpretations of the enforceability of legislation; prior court decisions; and the volume of business in states that have passed legislation.

         Fair Credit Reporting Act

         The Fair Credit Reporting Act ("FCRA") regulates "consumer reporting agencies." Under the FCRA, an entity risks becoming a consumer reporting agency if it furnishes "consumer reports" to third parties. A "consumer report" is a communication of information which bears on a consumer's creditworthiness, credit capacity, credit standing or certain other characteristics and which is collected or used or expected to be used to determine the consumer's eligibility for credit, insurance, employment or certain other purposes. The FCRA explicitly excludes from the definition of "consumer report" a report containing information solely as to transactions or experiences between the consumer and the entity making the report. An entity may share consumer reports with any of its affiliates so long as that entity provides consumers with an appropriate disclosure and an opportunity to opt out of such "affiliate sharing".

         It is the objective of the Company to conduct its operations in a manner which would fall outside the definition of "consumer reporting agency" under the FCRA. If the Company were to become a consumer reporting agency, however, it would be subject to a number of complex and burdensome regulatory requirements and restrictions. Such restrictions could have a significant adverse economic impact on the Company. The Company's agreements with Fingerhut provide that neither will provide information that causes either to become a consumer reporting agency. Failure to comply with this limitation could result in termination of the agreements and have an adverse impact on the Company.


Employees

         As of December 31, 1998, the Company had over 1,900 employees located in Arizona, Illinois, Maryland, Minnesota, and Oklahoma. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relations with its employees to be good.


Trademarks and Tradenames

         MCI and its subsidiaries have registered and continue to register, when appropriate, various trademarks, tradenames and service marks used in connection with its business and for private label marketing of certain of its products. The Company considers these trademarks and service marks to be readily identifiable with, and valuable to, its business.


Executive Officers of the Registrant

         The following table sets forth certain information concerning the persons who currently serve as executive officers of the Company. Each executive officer serves at the discretion of the Board of Directors of the Company.

  Name                   Age               Position

  Ronald N. Zebeck       44     President, Chief Executive Officer and Director

  Z. Jill Barclift       41     Executive Vice President, General Counsel and
                                Secretary

  Douglas B. McCoy       51     Executive Vice President, Operations

  Douglas L. Scaliti     41     Executive Vice President, Fee-Based Products

  David D. Wesselink     56     Executive Vice President, Chief Financial
                                Officer

  Patrick J. Fox         43     Senior Vice President, Business Development

  Joseph A. Hoffman      41     Senior Vice President, Consumer Credit Marketing

  David R. Reak          40     Senior Vice President, Credit Risk

  Paul T. Runice         39     Senior Vice President, Treasurer

  Jean C. Benson         31     Vice President, Finance, Corporate Controller

         Ronald N. Zebeck has been the President and Chief Executive Officer and a director of the Company since its incorporation in August 1996. Mr. Zebeck has been President of Metris Direct, Inc. since March 1994 and has served as Chairman of the Board of Direct Merchants Bank since August 1995. Prior to joining the Company, Mr. Zebeck was Managing Director, GM Card Operations of General Motors Corporation from 1991 to 1993, Vice President, Marketing and Strategic Planning of Advanta Corporation (Colonial National Bank USA) from 1987 to 1991, Director of Strategic Planning of TSO Financial (later Advanta Corporation) from 1986 to 1987 and held various credit card and credit-related positions at Citibank affiliates from 1976 to 1986.

         Z. Jill Barclift has been Executive Vice President, General Counsel and Secretary of the Company since November 1998. Ms. Barclift was appointed Vice President, General Counsel in December 1996 and served as Assistant General Counsel from April 1996 to December 1996. Prior to joining the Company, Ms. Barclift held various positions at Household International, Inc. and Household Credit Services, Inc. from October 1989 to April 1996, most recently as Associate General Counsel. Prior to that, she was Senior Counsel at Dean Witter Financial Services, Inc. from January 1984 to October 1989.

         Douglas B. McCoy has been Executive Vice President, Operations of the Company since November 1998. Mr. McCoy was appointed Senior Vice President, Operations of the Company in December 1996 and served as Vice President, Operations of Metris Direct, Inc. from January 1995 to November 1996. In addition, Mr. McCoy has been President of Direct Merchants Bank since July 1995. Prior to joining the Company, he was Vice President, Credit Administration of USAA Federal Savings Bank from September 1984 to January 1995, Assistant Vice President, Credit Administration of Bank of Oklahoma from July 1984 to September 1984, Assistant Vice President, Operations of First National Bank of Tulsa from May 1982 to July 1984 and Assistant Vice President, Credit Card Marketing of The Bank of New Orleans from April 1978 to April 1982.

         Douglas L. Scaliti has been Executive Vice President, Fee-Based Products of the Company since November 1998. Mr. Scaliti previously held the position Senior Vice President, Fee-Based Services since March 1998. Mr. Scaliti was appointed Senior Vice President, Marketing of the Company in December 1996 and served as Vice President, Marketing of the Company from August 1996 to November 1996 and held that same position at Metris Direct, Inc. since September 1994. Prior to joining the Company, he held several positions at Advanta Corporation in its marketing and operations area, including Senior Marketing Manager, Credit Cards from 1987 to 1994, Operations Consultant, Profit Improvement from 1985 to 1987 and Credit Operations Manager from 1982 to 1985. Mr. Scaliti also serves on the First Data Resources Market Area Advisory Group.

         David D. Wesselink has been Executive Vice President, Chief Financial Officer of the Company since December 1998. Prior to joining the Company, Mr. Wesselink was Senior Vice President and Chief Financial Officer of Advanta Corporation since 1993. Prior to Advanta Corporation, he held several positions at Household Finance Corp. and Household International, Inc. from 1971 to 1993, including Senior Vice President from 1986 to 1993 and Chief Financial Officer from 1982 to 1993.

         Patrick J. Fox has been Senior Vice President, Business Development since March 1998. Prior to joining the Company, Mr. Fox held executive positions in the credit card group of Bank of America from September 1994 to March 1998. Most recently he was the Director of Product Management and Business Development. Previous to Bank of America, Mr. Fox held various marketing and sales management positions with Bank One, which he joined in 1990, Comerica Bank and Citibank.

         Joseph A. Hoffman has been Senior Vice President, Consumer Credit Marketing since April 1998. Prior to joining the Company, Mr. Hoffman was Vice President of Marketing at Advanta Corporation from June 1994 to April 1998, where he held a variety of positions including Directors of Brand Management and Affinity and Co-Brand Marketing. Before that, Mr. Hoffman was Vice President, Area Director, in Citibank's Card Product Group, which he joined in 1980. During his fourteen-year tenure with Citibank, Mr. Hoffman held a variety of Marketing and Operations positions with Citibank's Bankcard and Private Label businesses.

         David R. Reak has been Senior Vice President, Credit Risk of the Company since November 1998. Mr. Reak was appointed Vice President, Credit Risk of the Company in October 1996 and previously served as Senior Director, Credit Risk of Metris Direct, Inc. from December 1995 to October 1996. Prior to joining the Company, he had several positions at American Express Travel Related Services Company, including Senior Manager, Credit Risk Management Europe and Middle East from 1994 to December 1995, Senior Manager, Credit Risk Management U.S. Consulting Group from 1992 to 1994, and Project Manager, Credit Research and Analysis from 1990 to 1992.

         Paul T. Runice has been Senior Vice President, Treasurer of the Company since November 1998. Mr. Runice previously was Vice President, Treasurer of the Company from January 1998 to October 1998. Prior to joining the Company, Mr. Runice was with the Bank of America for nine years, most recently as Vice President in the U.S. Corporate Finance Group. Prior to Bank of America, he was employed by Grand Metropolitan, Inc. and The Pillsbury Company as Manager of Treasury Operations, as well as in corporate development and financial analysis roles.

         Jean C. Benson has been Vice President, Finance, Corporate Controller of the Company since May 1998 and has been Corporate Controller since August 1996. In addition, Ms. Benson held various finance positions at the Company and FCI since October 1994. Prior to that, she held various positions at Deloitte & Touche LLP (public accounting), specializing in the financial services industry from 1990 to 1994.

         Officers of the Company are elected by, and hold office at the will of, the Board of Directors and do not serve a "term of office" as such.


Risk Factors

         This annual report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from such statements. You should not place undue reliance on these forward-looking statements as they speak only of the Company's views as of the date the statement was made and are not a guarantee of future performance.

         Forward-looking statements include statements and information as to our strategies and objectives, growth in earnings per share, return on equity, growth in our managed loan portfolio, net interest margins, funding costs, operating costs and marketing expenses, delinquencies and charge offs and industry comparisons or projections. Forward-looking statements may be identified by the use of terminology such as "may," "will," "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," or "anticipates" and similar expressions, as they relate to the Company or our management. These statements reflect management's current views with respect to future events and are subject to certain risks, uncertainties and assumptions.

         The factors discussed below, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements. Though the Company has attempted to list comprehensively these important factors, the Company cautions you that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

         Risks Related to Higher Default and Bankruptcy Rates of the Target Market for Consumer Credit Products

         The primary risk associated with unsecured lending to moderate income consumers is higher default or bankruptcy rates than other income classes of consumers, resulting in more accounts being charged-off as uncollectible. In addition, general economic factors, such as the rate of inflation, unemployment levels and interest rates may result in greater delinquencies and credit losses among moderate income consumers than among other income classes of consumers. The Company cannot assure you that it will be able to successfully identify and evaluate the creditworthiness of its target customers to minimize the expected higher delinquencies and losses. The Company also cannot assure you that its risk-based pricing system can offset the negative impact on profitability that the expected greater delinquencies and losses may have.

         Lack of Seasoning of Credit Card Portfolio Creates a Risk of Increasing Loss Levels

         The Company's growth strategy is likely to produce a continued flow of unseasoned accounts into the Company's portfolio. The average age of a credit card issuer's portfolio of accounts generally affects the level and stability of delinquency and loss rates of that portfolio. For example, a portfolio containing mostly older accounts generally behaves more predictably than a newly originated portfolio. At December 31, 1998, 74% of the Company's credit card accounts were less than 36 months old and 14% of its credit card accounts were less than six months old. At December 31, 1998, 7.4% of the Company's managed credit card loans were 30 days or more delinquent, compared to 7.1% at December 31, 1997 and 5.5% at December 31, 1996. For the year ended December 31, 1998, the Company had annualized net charge-offs of 10.8%, compared to 9.3% and 6.2% for the years ended December 31, 1997 and 1996, respectively. As a result, until the accounts become more seasoned, the Company expects the delinquency and loss levels of the Company's portfolio to continue to increase. Any material increases in delinquencies and losses beyond the Company's expectations could have a material adverse impact on the Company and the value of its net retained interests in loans securitized.

         Limited Operating History as a Stand-Alone Entity Makes Predicting Future Performance Difficult

         In connection with the Spin Off in September 1998 described above, the Company significantly changed its funding sources to stand-alone financing without guarantees from FCI. See "Business - Liquidity and Funding." The Company expects higher borrowing expense under its New Credit Facility because of the Company's lower independent credit rating. Our relatively short existence as a stand-alone company makes it difficult to apply historical operating results and trends to assess our future performance.


         No Assurance Can be Given of the Company's Ability to Sustain and Manage Growth

         In order to meet its strategic objectives, the Company plans to continue to expand its credit card loan portfolio. Continued growth in this area depends largely on:

o   the Company's ability to attract new cardholders;

o   growth in both existing and new account balances;

o the degree to which the Company loses accounts and account balances to competing card issuers;

o   levels of delinquencies and losses;

o   the availability of funding, including securitizations, on favorable terms;

o general economic and other factors such as the rate of inflation, unemployment levels and interest rates, which are beyond the Company's control; and

o   the Company's ability to acquire and integrate portfolios; and

o   stability and growth in management.

         The Company's continued growth also depends on its ability to manage such growth effectively. Factors that affect the Company's ability to successfully manage growth include: retaining and recruiting experienced management personnel, finding and adequately training new employees, cost-effectively expanding its facilities, growing and updating its management systems and obtaining capital when needed. The Company cannot give assurances as to the future growth in its loan portfolio or its ability to manage any such growth.

         Successful Integration of Portfolio Acquisitions Depends on Limited or Unreliable Historical Information

         As previously mentioned, the Company's growth depends in part on its ability to acquire and successfully integrate new portfolios of credit card customers. Since the Company's risk-based pricing system depends on information regarding customers, limited or unreliable historical information on customers within an acquired portfolio may impact the Company's ability to successfully and profitably integrate that portfolio. The Company's success also depends on whether the desirable customers of an acquired portfolio close their accounts after transfer of the portfolio. A large attrition rate would result in a lower borrowing base upon which to assess fees, higher costs for the Company relating to closing accounts and less potential for marketing fee-based services. In addition, if customers reduce their borrowings after the transfer of accounts, the acquired portfolio may be less profitable than originally expected. To date, the Company's portfolio acquisitions have experienced attrition rates consistent with the rate estimated at the time of acquisition.

         Risks Related to Fee-Based Services Include the Uncertainty of Successful Marketing Efforts and Signing Additional Marketing Alliances

         The Company targets its fee-based services to its credit card customers and customers of third parties. Because of the variety of offers provided and the diversity of the customers targeted, the Company is uncertain about how many customers will respond to the Company's offers for these fee-based services. The Company may experience higher than anticipated costs in connection with the internal administration and underwriting of these fee-based services and lower than anticipated response or retention rates.

         Furthermore, the Company may not be able to expand the fee-based services business or maintain historical growth and stability levels if:

o  the Company cannot successfully market credit cards to new customers;

o  existing credit card customers close accounts voluntarily or involuntarily;

o  existing fee-based services customers cancel their services;

o  the Company cannot form marketing alliances with other third parties; or

o new or restrictive state regulations limit the Company's ability to market or sell fee-based services.

         The Unavailability or Increased Cost of Funding Could Negatively Affect the Company's Profitability and Ability to Grow

         The Company depends on cash flow from operations, asset securitization, and the issuance of long-term debt and equity to fund its operations. The loss of any of these sources of funding could adversely affect the Company's ability to operate. If the Company breaches any of its covenants in the long-term debt indenture or under its credit facility, including various financial covenants, the lenders may terminate the facility. In addition, because of the Company's limited operating history and relatively unseasoned loan portfolio, FCI historically guaranteed the Company's credit facility, as well as several letters of credit and two interest rate swap transactions. Prior to the Spin Off, however, the Company refinanced all funding and derivative transactions without a guarantee from FCI. Absent FCI's guarantee, the Company's stand-alone financing is significantly more expensive and subject to more restrictive terms and conditions. Any material increase in the Company's costs of financing beyond the Company's expectations could have a negative impact on the Company.

         The Company also depends heavily upon the securitization of its credit card loans to fund its operations and, to date, has completed securitization transactions on terms that it believes are satisfactory. The Company cannot assure you that the securitization market will continue to offer suitable funding alternatives. Furthermore, the Company's ability to securitize its assets depends on the continued availability of credit enhancement on acceptable terms and the continued favorable legal, regulatory, accounting and tax environment for securitization transactions. Any adverse change could force the Company to rely on other potentially more expensive funding sources.

         In addition, poor performance of the Company's securitized assets, including increased delinquencies and credit losses, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in the Company's securitization transactions, cause early amortization of such securities or result in higher required credit enhancement levels. This could jeopardize the Company's ability to complete other securitization transactions on acceptable terms, decrease the Company's liquidity and force the Company to rely on other potentially more expensive funding sources to the extent available.

         The Company plans to continue to expand its credit card portfolio by soliciting customers directly and by purchasing credit card portfolios from third parties. The Company will depend on securitization and other funding sources to finance the portfolio's acquisitions. At times it may be necessary for the Company to issue debt or equity to fund the new loan growth. The Company's ability to secure favorable financing depends on third parties willingness to lend to the Company. There can be no assurance that the Company will be able to secure funds to support its growth on terms as favorable as past transactions. Any adverse change in the funding sources used by the Company could force the Company to rely on other potentially more expensive funding sources.

         Interest Rate Fluctuations Impact the Yield on Company Assets and Funding Expense

         A reduction in market interest rates may reduce the yield on the Company's assets while fixed rate funding expenses stay flat, compressing the interest spread on which the Company profits. A rise in market interest rates will directly increase floating rate funding expense and may indirectly impact the payment performance of the Company's customers. Management tries to minimize the impact of changes in market interest rates on the Company's cash flow, asset value and net income primarily by funding variable rate assets with variable rate funding sources and by using interest rate derivatives to match asset and liability repricings. However, changes in market interest rates may have a negative impact on the Company.

         Current and Proposed Regulation and Legislation Limits the Company's Business Activities, Product Offerings and Fees Charged

         Various federal and state laws and regulations significantly limit the activities in which the Company and Direct Merchants Bank are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that the Company is allowed to charge, limit or prescribe certain other terms of the Company's products and services, require specified disclosures to consumers, govern the sale and terms of products and services offered by the Company and require that the Company maintain certain licenses, qualifications, or capital requirements (see "Business - Regulations"). In some cases, the precise application of these statutes and regulations is not clear. In addition, the regulatory framework at the state and federal level regarding some of the Company's fee-based products is evolving. The regulatory framework, as well as changes in legal interpretation which may result from the Spin Off, could affect the design or profitability of such products and the Company's ability to sell certain products. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could adversely affect the Company's profitability or further restrict the manner in which the Company conducts its activities. The failure to comply with, or adverse changes in the laws or regulations to which the Company's business is subject, or adverse changes in the interpretation thereof, could adversely affect the Company's ability to collect its receivables and generate fees on the receivables which could have a material adverse effect on the Company's business.

         Other Industry Risks Related to Consumer Credit Products and Fee-Based Services Could Negatively Impact the Company

         The Company faces the risk of fraud by cardholders and third parties, as well as the risk that increased criticism from consumer advocates and the media could hurt consumer acceptance of its products. There is also a risk of litigation, including class action litigation, challenging the Company's product terms, rates, disclosures, collections or other practices, under state and federal consumer protection statutes and other laws (see "Business - Regulation").

         As a Result of Intense Competition in the Company's Consumer Credit Products and Fee-Based Services Businesses, There is no Assurance that the Company Can Compete Successfully

         The Company faces intense and increasing competition from numerous financial services providers, many of which have greater resources than the Company. In particular, the Company's credit card business competes with national, regional and local bank card issuers, as well as other general purpose and private label credit card issuers. There has been a recent increase in solicitations to moderate income consumers, as competitors have increasingly focused on this market. Customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features; as a result, customer loyalty is often limited. According to published reports, as of December 1998, the 20 largest issuers accounted for approximately 90% (based on receivables outstanding) of the market for general purpose credit cards. Many of these issuers are substantially larger, have more seasoned credit card portfolios than the Company and often compete for customers by offering lower interest rates and/or fee levels than the Company. The Company cannot assure you that it will be able to compete successfully in this environment.

         The Company also faces competition from numerous fee-based services providers, including insurance companies, financial services institutions and other membership-based or consumer services providers, many of which are larger, better capitalized and more experienced than the Company. As the Company continues to expand its extended service plan business to the customers of third-party retailers, it competes with manufacturers, financial institutions, insurance companies and a number of independent administrators, many of which have greater operating experience and financial resources than the Company.

         Changes in the Relationship With FCI Could Materially Impact the Company's Business

          Upon a Change of Control of the Company, Fingerhut can Terminate the Company's Access to the Vital Database and Repurchase Credit Cards Bearing the Fingerhut Name and Logo


         The Company and FCI or Fingerhut have entered into a number of agreements for the purpose of defining the ongoing relationship between them, some of which are material to the Company's business. As previously discussed, the Company relies on its access to the Fingerhut Database, including the Fingerhut Suppress File, to market financial services products. As of December 31, 1998, Fingerhut customers in the Fingerhut Database represented 35% of the Company's credit card accounts and all of the purchasers of the Company's extended service plans. Until the Company develops its own significant database and extended service plan marketing relationships with other companies, its success will depend largely on its exclusive rights to the Fingerhut Database to market such service plans and its right to be the exclusive provider of certain financial services products to Fingerhut customers. Fingerhut can terminate the Company's contractual rights to this access in the event a third party acquires control of the Company and, upon termination of the agreement, Fingerhut has the right to repurchase any then-outstanding general purpose credit cards bearing the Fingerhut name and logo. Any denial or delay of this access or any such repurchase could have a significant economic impact on the Company.

         Recent Acquisition of Fingerhut Could Negatively Impact the Company

         On February 11, 1999, FCI announced that it had agreed to be acquired by Federated Department Stores, Inc. This transaction was completed on March 18, 1999, and the separate corporate existence of FCI ceased. Although the Company's agreements with FCI and Fingerhut will not be terminated by this transaction, the Company cannot predict how this change in status for FCI may impact the relationship of the Company with FCI and Fingerhut.


          No Assurance that Conflicts of Interest Between the Company and FCI will be Resolved in Favor of the Company

         Conflicts of interest may arise in the future between the Company and FCI due to the continuing contractual relationship between the Company and FCI and the overlap of the Company's Non-Executive Chairman of the Board, Theodore Deikel, who is also the Chairman of the Board and Chief Executive Officer of FCI. The Company has not instituted any formal plan or arrangement to address such potential conflicts of interest. Although the directors intend to exercise reasonable judgment and take such steps as they deem necessary under the circumstances in resolving any conflict that may occur, the Company cannot assure you that any conflicts will be resolved in favor of the Company.

         Risks Relating to Year 2000 Compliance

         The "Year 2000 Problem" is a result of computer systems using two digits rather than four digits to define the applicable year. The Company, like all database marketing companies and financial services institutions, depends heavily upon computer systems for all phases of its operations. The Company processes data through its own systems and obtains data and processing services from various vendors. The Company, therefore, must concern itself not only with its own systems, but also with the status of Year 2000 compliance with respect to those vendors that provide data and processing services to the Company.

         Most of the Company's existing information systems are less than three years old and were originally designed for Year 2000 compliance, but as a cautionary measure, the Company has begun testing such internal systems for Year 2000 compliance. The Company also depends on databases maintained by FCI and card and statement generation, among other services, provided by FDR. The Company has created a Year 2000 project team to identify, address and monitor internal systems and vendor issues related to Year 2000 problems. The project team meets monthly with systems experts at FCI and works closely with the Company's identified material vendors, including FDR, to determine the impact on the Company's and the vendors' plans for becoming Year 2000 compliant. The project team is striving to obtain test results showing compliance by vendors by the end of the first quarter of 1999 and has developed high-level contingency plans to address non-compliance by its material vendors, which may include replacing vendors. The Company may have difficulty identifying acceptable alternative vendors, many of which may be overburdened with requests from similarly situated companies. If the Company is unable to identify acceptable and available alternative vendors, the transition of services to such vendors may be time consuming and costly.

         Although the Company cannot ensure compliance by all of its vendors on a timely basis, the Company believes that it is taking appropriate steps to identify exposure to Year 2000 problems and to address them on a timely basis. In addition, the Company believes that it has adequate resources to achieve Year 2000 compliance for its systems which currently may not be compliant and that the costs of Year 2000 compliance will not be material to the Company. If, however, compliance with Year 2000 issues is not completed on a timely basis or is not fully effective, the most reasonably likely worst case scenario that may impact the Company's results of operations, financial condition and prospects is the failure of FDR, Visa and MasterCard to provide services. The Company's cardholders would be unable to use their credit cards or otherwise access their accounts. Due to several unknown contributing factors, and the scope of the Year 2000 issue, the impact this worst case scenario would have on the Company's results of operations, financial condition and prospects, is an uncertainty. The scenarios will be analyzed and addressed in the Company's contingency plans.

         The risks relating to the "Year 2000 Problem" are more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 32 to 34 of the 1998 Annual Report.

         Potential Volatility of Stock Price

         The Company which began as a subsidiary of FCI, was incorporated in 1996 and prior to the Spin Off was 83% owned by FCI. Factors such as actual or anticipated fluctuations in the Company's operating results, regulatory developments, conditions and trends in the consumer credit industry, general market conditions and other factors beyond the Company's control may significantly affect the market price of the Common Stock. In addition, the market has, from time to time, experienced significant price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of the Common Stock.


Item 2.  Properties

         The Company currently leases its principal executive office space in St. Louis Park, Minnesota, consisting of leases for approximately 75,000 and 18,000 square feet. These leases expire on November 30, 2000 and April 30, 2001, respectively. Direct Merchants Bank leases office space in Phoenix, Arizona, consisting of approximately 26,000 square feet. This lease expires on June 30, 2004, and may be terminated by the Company after June 30, 2001. In addition, the Company leases facilities in Tulsa, Oklahoma, White Marsh, Maryland, and Champaign, Illinois, consisting of 62,000, 100,000, and 9,000 square feet, respectively. These leases expire on December 31, 1999, September 30, 2007, and November 30, 2002, respectively. The Company has extended the lease on its current facility in Oklahoma through 1999 and entered into leases for its new Oklahoma and Jacksonville operations centers. These leases commence January 1, 2000 and June 1, 1999 and consist of approximately 100,000 and 150,000 square feet, respectively. The leased properties in Oklahoma, Maryland, and Jacksonville support the Company's collections, customer service and back office operations. The Company believes its facilities are suitable to its businesses and that it will be able to lease or purchase additional facilities as needed.


Item 3.  Legal Proceedings

         The Company is a party to various legal proceedings resulting from the ordinary business activities relating to its operations. On February 25, 1998, the Company announced that the claims against it in the shareholders lawsuits filed in October 1998 in the United States District Court, District of Minnesota have been dismissed with prejudice. The Complaints had alleged securities fraud and other claims related to a decline in the Company's stock price. The lawsuits were dismissed through a Stipulation and Order entered into by counsel for the plaintiffs and defendants, and ordered by the Federal District Court. This dismissal was agreed to and ordered prior to the case having been certified as a class action and without payment to the named plaintiffs or their counsel.

         Certain existing laws and regulations permit class action lawsuits on behalf of customers in the event of violations, and such class lawsuits can be very expensive to defend, even without any violation. One of these actions, an Alabama action in the Circuit Court of Greene County [(Preston Davis, Sr. et. al. v. Direct Merchants Credit Card Bank, N.A., et. al. (Civil Action No. CV98-012)], seeks damages in an unascertained amount and purports to be a class action, although no class has been certified. During the past several years, the press has widely reported certain industry-related concerns which may impact the Company. Some of these involve the amount of litigation instituted against financial services and insurance companies operating in the state of Alabama and the large punitive awards obtained from juries in that state. The Alabama case, instituted in April 1998, generally alleges a fraudulent sale of credit protection insurance without consent. Compensatory damages are sought. The judicial climate in Alabama is such that the outcome of this case is unpredictable. The Company's subsidiary believes it has substantive legal defenses to this claim and is prepared to defend this case vigorously. Due to the uncertainties in litigation and other factors, there is no assurance that the Company's subsidiary will ultimately prevail. Should the Company's subsidiary's case settle or otherwise be resolved, it believes the amount, in the aggregate, will not be material to the Company's consolidated financial condition. However, if this action, or any class action, is determined adversely, such decision can have a significant adverse economic impact on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.


PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         The information required by Item 201 of Regulation S-K is set forth in the "Summary of Consolidated Quarterly Financial Information and Stock Data" on page 61 of the Company's Annual Report to Shareholders as of and for the year ended December 31, 1998 (the "1998 Annual Report") and is incorporated herein by reference.

         During the period covered by this report, the Company sold securities that were not registered under the Securities Act of 1933, as amended (the "1933 Act"), in reliance on Section 4(2) of the 1933 Act. The Company received aggregate proceeds of $300 million and paid underwriting discounts, commissions and related fees of $30 million. The additional information required by this item is set forth in "Note 6 - Private Equity Placement" on page 48 of the 1998 Annual Report and is incorporated herein by reference.


Item 6.   Selected Financial Data

         The information required by this item is set forth under the caption "Selected Financial Data" on page 18 of the 1998 Annual Report and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Forward Looking Statements" on pages 19 to 35 of the 1998 Annual Report and is incorporated herein by reference.


Item 7a.  Quantitative And Qualitative Disclosures About Market Risk

         The information required by this item is set forth under the captions "Management's Discussion and Analysis-Market Risk" on pages 29 and 30 of the 1998 Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)



                                                                    December 31,
                                                                 1998         1997
                                                                 ----         ----

Assets:
Cash and due from banks ....................................   $ 22,114   $ 21,006
Federal funds sold .........................................     15,060     27,089
Short-term investments .....................................        173        128
                                                               --------   --------
   Cash and cash equivalents ...............................     37,347     48,223
                                                               --------   --------
Retained interests in loans securitized ....................    753,469    471,831
   Less: Allowance for loan losses .........................    393,283    244,084
                                                               --------   --------
Net retained interests in loans securitized ................    360,186    227,747
                                                               --------   --------
Loans held for securitization ..............................      3,430      8,795
Property and equipment, net ................................     21,982     15,464
Accrued interest and fees receivable .......................      6,009      4,310
Prepaid expenses and deferred charges ......................     59,104     18,473
Deferred income taxes ......................................    153,021     80,787
Customer base intangible ...................................     81,892     36,752
Other receivables due from credit card securitizations, net     185,935     77,486
Other assets ...............................................     36,813     20,625
                                                               --------   --------
      Total assets .........................................   $945,719   $538,662
                                                               ========   ========

Liabilities:
Debt .......................................................   $310,896   $244,000
Accounts payable ...........................................     19,091     35,356
Current income taxes payable ...............................     31,783      9,701
Deferred income ............................................    124,892     49,204
Accrued expenses and other liabilities .....................     26,075     24,363
                                                               --------   --------
   Total liabilities .......................................   $512,737   $362,624
                                                               --------   --------
Stockholders' Equity:
Preferred stock, par value $.01 per share; 10,000,000 shares
   authorized, 539,866 shares issued and outstanding .......   $201,100
Common stock, par value $.01 per share; 100,000,000 shares
   authorized, 19,259,750 and 19,225,000 shares issued and
   outstanding, respectively ...............................        193   $    192
Paid-in capital ............................................    107,615    107,059
Retained earnings ..........................................    124,074     68,787
                                                               --------   --------
   Total stockholders' equity ..............................   $432,982   $176,038
                                                               --------   --------
   Total liabilities and stockholders' equity ..............   $945,719   $538,662
                                                               ========   ========

See accompanying Notes to Consolidated Financial Statements



                     METRIS COMPANIES INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)

                                                                                      Year Ended December 31,
                                                                                   1998        1997        1996
                                                                                   ----        ----        ----
Interest Income:
Credit card loans and retained interests in loans securitized..................  $ 111,118   $ 66,695   $ 29,028
Federal funds sold ............................................................      1,065      1,636        867
Other .........................................................................      1,028        863        299
                                                                                  --------   --------   --------
   Total interest income ......................................................    113,211     69,194     30,194
Interest expense ..............................................................     30,513     11,951      4,106
                                                                                  --------   --------   --------
Net Interest Income ...........................................................     82,698     57,243     26,088
Provision for loan losses .....................................................     77,770     43,989     18,477
                                                                                  --------   --------   --------
Net interest income after provision for loan losses                                  4,928     13,254      7,611
                                                                                  --------   --------   --------
Other Operating Income:
Net securitization and credit card servicing income............................    138,221     79,533     49,921
Credit card fees, interchange and other credit card income.....................     68,136     43,731     26,028
Fee-based services revenues ...................................................    106,601     63,413     50,273
                                                                                  --------   --------   --------
                                                                                   312,958    186,677    126,222
                                                                                  --------   --------   --------
Other Operating Expense:
Credit card account and other product solicitation and
   marketing expenses .........................................................     40,949     30,503     29,297
Employee compensation .........................................................     62,627     35,200     23,068
Data processing services and communications ...................................     35,445     20,087     12,757
Third-party servicing expense .................................................     11,074     12,711      9,207
Warranty and debt waiver underwriting and claims servicing
   expense ....................................................................     12,279      6,053     10,024
Credit card fraud losses ......................................................      4,436      3,240      2,276
Other .........................................................................     57,828     30,254     14,658
                                                                                  --------   --------   --------
                                                                                   224,638    138,048    101,287
                                                                                  --------   --------   --------
Income Before Income Taxes ....................................................     93,248     61,883     32,546
Income taxes ..................................................................     35,900     23,825     12,530
                                                                                  --------   --------   --------
Net Income ....................................................................   $ 57,348   $ 38,058  $  20,016
Preferred stock dividends .....................................................      1,100         --         --
                                                                                  --------   --------   --------
Net Income Available to Common Stockholders ...................................   $ 56,248   $ 38,058  $  20,016
                                                                                  ========   ========   ========

Earnings Per Share:
Basic .........................................................................   $   2.92   $   1.98  $    1.21
Diluted .......................................................................   $   2.82   $   1.88  $    1.17

Shares used to compute earnings per share (000's)
Basic .........................................................................     19,232     19,225     16,572
Diluted .......................................................................     19,968     20,238     17,129


                 See accompanying Notes to Consolidated Financial Statements.


                     METRIS COMPANIES INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                             (Dollars in thousands)


                                                                                                   Total
                                                Preferred   Common     Paid-In      Retained   Stockholders'
                                                  Stock     Stock      Capital      Earnings      Equity
BALANCE, DECEMBER 31, 1995 ...............  $            $             $  60,028    $  11,290   $   71,318
   Net income ............................                                             20,016       20,016
   Company reorganization ................                      160         (160)
   Issuance of common stock ..............                       32       47,352                    47,384
                                             ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1996 ...............  $            $      192    $ 107,220    $  31,306    $ 138,718
   Net income ............................                                             38,058       38,058
   Common stock dividends and other - cash                                  (161)        (577)        (738)
                                             ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1997 ...............  $            $      192    $ 107,059    $  68,787    $ 176,038
   Net income ............................                                             57,348       57,348
   Issuance of preferred stock ...........     200,000                                             200,000
   Common stock dividends and
         other - cash ....................                                               (961)        (961)
   Preferred stock dividends -
         in kind .........................       1,100                                 (1,100)
   Exercised stock options ...............                        1          556                       557
                                             ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1998 ...............  $  201,100   $     193     $ 107,615    $ 124,074    $ 432,982
                                            ==========   =========     =========    =========    =========


                See accompanying Notes to Consolidated Financial Statements.



                     METRIS COMPANIES INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                             Year Ended December 31,
                                                                       1998         1997            1996
                                                                       ----         ----            ----
Operating Activities:
Net income ..................................................   $    57,348    $    38,058    $    20,016
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization ............................        48,678         15,942          7,329
   Change in allowance for loan losses ......................       149,199        148,415         73,450
 Changes in operating assets and liabilities:
      Accrued interest and fees receivable ..................        (1,699)        (1,368)          (719)
      Prepaid expenses and deferred charges .................       (61,163)       (23,150)        (6,045)
      Deferred income taxes .................................       (72,234)       (49,259)             0
      Accounts payable and accrued expenses .................       (14,553)        28,246          8,110
      Other receivables due from credit card securitizations,      (112,170)       (31,911)         3,436
        net
      Current income taxes payable ..........................        22,082          8,241         (3,718)
      Deferred income .......................................        75,688         26,021         13,096
      Other .................................................       (26,264)       (16,022)       (31,302)
                                                                -----------    -----------    -----------
Net cash provided by operating activities ...................        64,912        143,213         83,653
                                                                -----------    -----------    -----------
Investing Activities:
Proceeds from sales of loans ................................     1,491,832      1,665,700        952,055
Net loans originated or collected ...........................      (901,740)    (1,231,223)    (1,072,321)
Credit card portfolio acquisitions ..........................      (921,558)      (738,104)
Additions to property and equipment .........................       (10,814)       (11,705)        (4,113)
                                                                -----------    -----------    -----------
Net cash used in investing activities .......................      (342,280)      (315,332)      (124,379)
                                                                -----------    -----------    -----------
Financing Activities:
Net increase (decrease)  in debt ............................        66,896        188,837         (9,319)
Net proceeds from issuance of common stock ..................           557                        47,384
Cash dividends paid .........................................          (961)          (577)
Net proceeds from issuance of preferred stock ...............       200,000
                                                                -----------    -----------    -----------
Net cash provided by financing activities ...................       266,492        188,260         38,065
                                                                -----------    -----------    -----------
Net (decrease) increase in cash and cash equivalents ........       (10,876)        16,141         (2,661)
Cash and cash equivalents at beginning of year ..............        48,223         32,082         34,743
                                                                -----------    -----------    -----------
Cash and cash equivalents at end of year ....................   $    37,347    $    48,223    $    32,082
                                                                ===========    ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     (Dollars in thousands, except as noted)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries (collectively, the "Company") including Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank"). The Company is an information-based direct marketer of consumer credit products and fee-based services primarily to moderate-income consumers.

         Prior to September 1996, Metris Direct, Inc. (previously known as Fingerhut Financial Services Corporation), a direct subsidiary of MCI, operated as a division of Fingerhut Companies, Inc. ("FCI"). During September 1996, FCI reorganized the business through the formation of MCI. The stock of some subsidiaries, in addition to the assets, liabilities and equity of certain portions of the extended service plan business, was contributed to the Company from FCI and its subsidiaries. In October 1996, the Company completed an initial public offering of its common stock (see Note 7). On September 25, 1998, FCI distributed the remaining shares of the Company to shareholders of FCI in a tax free distribution (the "Spin Off").

         The consolidated financial statements also include an allocation of expenses for certain data processing and information systems, audit, accounting, treasury, legal, human resources, customer service and other administrative support historically provided by FCI and its subsidiaries to the Company. Such expenses were based on the actual use of such services or were based on other allocation methods that, in the opinion of management, are reasonable. During 1996, FCI and the Company entered into an administrative services agreement that covers such expense allocations and the provision of future services using similar rates and allocation methods for various terms, the latest of which expired at the end of 1998. The consolidated financial statements also reflect the retroactive effects of agreements entered into during 1996, including co-brand credit card, database access, data sharing and extended service plan agreements with Fingerhut Corporation, and a tax sharing agreement with FCI. These agreements have original terms ranging up to seven years, expiring no later than October 2003.

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

Loans Held for Securitization

         Loans held for securitization are credit card loans the Company intends to securitize, generally no later than three months from origination and are recorded at the lower of aggregate cost or market value.


Securitization, Retained Interests in Loans Securitized and Securitization
Income

         The Company securitizes and sells a significant portion of its credit card loans to both public and private investors through the Metris Master Trust (the "Trust") and third party bank sponsored, multi-seller receivables conduits (the "Conduits"). The Company retains participating interests in the credit card loans under "Retained interests in loans securitized" on the consolidated balance sheets. The Company's retained interests in loans securitized are subordinate to the interests of investors in the Trust and Conduit portfolios. Although the Company continues to service the securitized credit card accounts and maintains the customer relationships, these transactions are treated as sales for financial reporting purposes and the associated loans are not reflected on the consolidated balance sheets.

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

         Prior to January 1, 1997, the sales of these loans were recorded in accordance with SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." Upon sale, the loans were removed from the balance sheet, and a gain on sale was recognized for the difference between the carrying value of the loans and the adjusted sales proceeds. The adjusted sales proceeds are based on a present value estimate of future cash flows to be received over the life of the loans, net of certain funding and servicing costs. The resulting gain was further reduced for estimated loan losses over the life of the related loans under the limited recourse provisions.

         The securitization and sale of credit card loans changes the Company's interest in such loans from lender to servicer, with a corresponding change in how revenue is reported in the statements of income. For securitized and sold credit card loans, amounts that otherwise would have been recorded as interest income, interest expense, fee income and provision for loan losses are instead reported in other operating income as "Net securitization and credit card servicing income." The Company has various receivables from the Trust or Conduits and other assets as a result of securitizations, which primarily consists of amounts deposited in investor reserve accounts held by the Trust or Conduits for the benefit of the Trust's and Conduit's security holders. Other components include amounts due from interest rate caps, swaps and floors; accrued interest and fees on the securitized receivables; and various other receivables. These amounts are reported as "other receivables due from credit card securitizations, net" on the consolidated balance sheets. The provision for loan losses reflected on the statements of income in "Net securitization and credit card servicing income" was $456 million, $275 million, and $118 million for the years ended December 31, 1998, 1997, and 1996, respectively.

         Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing loan portfolio, effectively reducing the Company's retained interests in loans securitized to fair value.

         The Company securitized approximately $1.5 billion and $1.7 billion of credit card loans in 1998 and 1997, respectively. At December 31, 1998, the Company had approximately $4.6 billion of investors' interests in securitized loans, with expected maturities from 1999 to 2001.


Allowance for Loan Losses

         Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing managed loan portfolio. In evaluating the adequacy of the allowance for loan losses, management considers several factors, including: historical charge-off and recovery activity by age (vintage) of each loan portfolio (noting any particular trends over recent periods); recent delinquency and collection trends by vintage; current economic conditions and the impact such conditions might have on borrowers' ability to repay; the risk characteristics of the portfolios; and other factors. Significant changes in these factors could affect the adequacy of the allowance for loan losses in the near term. Credit card accounts are generally charged off at the end of the month during which the loan becomes contractually 180 days past due, with the exception of bankrupt accounts, which are charged off immediately upon formal notification of bankruptcy, and accounts of deceased cardholders without a surviving, contractually liable individual, or an estate large enough to pay the debt in full, which are also charged off immediately upon notification.


Property and Equipment

         Property and equipment, and computer hardware and software are stated at cost and depreciated on a straight-line basis over their estimated economic useful lives (three to ten years for furniture and equipment, three to five years for computer hardware, up to five years for software; and over the shorter of the estimated useful life or the term of the lease for leasehold improvements). The Company capitalizes software developed for internal use that represents major enhancements or replacements of operating and management information systems. Amortization of such capitalized software begins when the systems are fully developed and ready for implementation. Repairs and maintenance are charged to expense as incurred.


Customer Base Intangible

         The customer base intangible represents the excess of amounts paid for portfolio acquisitions over the related credit card loan balances net of reserves and discounts. The intangible assets are amortized over the estimated periods of benefit, generally 5 to 7 years, in proportion to the expected benefits to be recognized. The amount amortized for 1998, 1997 and 1996 were $10.1 million, $2.5 million, and $0.3 million, respectively.


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


Fee-Based Services

         Debt Waiver Products

         Direct Merchants Bank offers various debt waiver products to its credit card customers for which it retains the claims risk. Revenue for such products is recognized ratably over the coverage period, generally one month, and reserves are provided for pending claims based on Direct Merchants Bank's historical experience with settlement of such claims. Revenues recorded for debt waiver products are included in the consolidated statements of income under "Fee-based services revenues" and were $73.8 million, $47.6 million and $25.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. Unearned revenues and reserves for pending claims are recorded in the consolidated balance sheets in "Deferred revenues" and "Accrued expenses and other liabilities" and amounted to $4.8 million and $4.0 million as of December 31, 1998 and 1997, respectively.

         Membership Programs

         During the quarter ended September 30, 1998, the Company changed its method of recognizing revenue for certain fee-based services for which a cancellation period with a full refund exists. This change was made to be consistent with recent revenue recognition policy changes made by others in the Company's industry. Previously, the Company had recognized a portion of the revenue, net of estimated cancellations, associated with such services during the refund period. The Company now defers the recognition of revenue until the expiration of the cancellation period, at which time revenue relating to the full refund period is recognized. The remaining revenue is recognized over the remaining term of the membership. The Company continues to defer qualifying direct-response advertising costs and amortizes these expenses in proportion to revenue recognized. This change resulted in a cumulative one-time reduction in revenues of approximately $3.0 million and a corresponding reduction in expenses of approximately $3.1 million, or a $68,000 increase in net income. This cumulative impact is reflected in the consolidated statement of income for the year ended December 31, 1998.

         Membership fees are generally billed through financial institutions, including Direct Merchants Bank, and other cardholder based institutions and are recorded as deferred membership income upon acceptance of membership and pro-rated over the membership period beginning after the contractual cancellation period is complete.

         In accordance with the provisions of Statement of Position 93-7, "Reporting on Advertising Costs," qualifying membership acquisition costs are deferred and charged to expense as membership fees are recognized. These costs, which relate directly to membership solicitations (direct response advertising costs), principally include: postage, printing, mailings, and telemarketing costs. Such costs are amortized on a straight-line basis as revenues are realized over the membership period. Amortization of membership acquisition costs amounted to $8.9 million, $2.3 million, and $0.1 million for the years ended December 31, 1998, 1997, and 1996, respectively. If deferred membership acquisition costs were to exceed the membership fee, an appropriate adjustment would be made for impairment. Deferred membership acquisition costs amounted to $22.4 million and $11.1 million as of December 31, 1998 and 1997, respectively.

         Extended Service Plans

         The Company coordinates the marketing activities for Fingerhut's sales of extended service plans. The Company began performing administrative services and retained the claims risk for all extended service plans sold on or after January 1, 1997. As a result, extended service plan revenues and the incremental direct acquisition costs are deferred and recognized on a straight-line basis over the life of the related extended service plan contracts beginning after the expiration of any manufacturers' warranty coverage. The provision for service contract returns charged against revenues for the years ended December 31, 1998, 1997 and 1996 amounted to $4.8 million, $4.6 million and $4.5 million, respectively. Additionally, the Company reimburses Fingerhut for the cost of its marketing media and other services utilized in the sales of extended service plans, based on contracts sold and on media utilization costs as agreed to by the Company and Fingerhut.

         Prior to January 1, 1997, the Company contracted with a third-party underwriter and claims administrator to service and absorb the risk of loss for most claims. These claims servicing contract costs were expensed as the service contracts were sold, net of the related cost of anticipated service contract returns. In addition, the revenues related to these contract sales were recognized immediately.


Credit Card Fees and Origination Costs

         Credit card fees include annual membership, late payment, overlimit, returned check, and cash advance transaction fees. These fees are assessed according to the terms of the related cardholder agreements.

         The Company defers direct credit card origination costs associated with successful credit card solicitations that it incurs in transactions with independent third parties, and certain other costs that it incurs in connection with loan underwriting and the preparation and processing of loan documents. These deferred credit card origination costs are netted against the related credit card annual fee, if any, and amortized on a straight-line basis over the cardholder's privilege period, generally 12 months. Net deferred fees were $9.6 million and $9.2 million as of December 31, 1998 and 1997, respectively.


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


Interest Rate Risk Management Contracts

         The nature and composition of the Company's assets and liabilities and securitized loans expose the Company to interest rate risk. The Company enters into a variety of interest rate risk management contracts such as interest rate swap, floor, and cap agreements with highly rated counterparties in order to hedge its interest rate exposure. The monthly interest rate differential to be paid or received on these contracts is accrued and included in "Net securitization and credit card servicing income" on the consolidated statements of income. Premiums paid for such contracts and the related interest payable or receivable under such contracts are classified under "Other receivables due from credit card securitization, net," on the consolidated balance sheets. Premiums paid for interest rate contracts are recorded at cost and amortized on a straight-line basis over the life of the contract. During 1998, the Company terminated swaps and used the proceeds to purchase new interest rate floors. After purchasing these floors, the Company terminated one of the floors resulting in $43.4 million of proceeds. The resulting $34.1 million gain is being amortized into income over the shorter of the contract life or the remaining life of the securities it was hedging (see Note 16).


Debt Issuance Costs

         Debt issuance costs are the costs related to issuing new debt securities and establishing new securitizations under the Trust or Conduits. The costs are capitalized as incurred and amortized to expense over the term of the new debt security.


Income Taxes

         The Company determines deferred taxes based on the temporary differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred taxes are based on the enacted rate that is expected to apply when the temporary differences reverse. For periods prior to the Spin Off, the Company was included in the consolidated federal and certain state income tax returns of FCI. Based on a tax sharing agreement between the Company and FCI, the provision and deferred income taxes are computed based only on the Company's financial results as if the Company filed its own federal and state tax returns.

Statements of Cash Flows

         The Company prepares its consolidated statements of cash flows using the indirect method, which requires a reconciliation of net income to net cash from operating activities. In addition, the Company nets certain cash receipts and cash payments from credit card loans made to customers, including principal collections on those loans. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, short-term investments, (mainly money market funds) and all other highly liquid investments with original maturities of three months or less.

         Cash paid for interest during the years ended December 31, 1998, 1997 and 1996 was $28.4 million, $9.4 million and $4.1 million, respectively. Cash paid for income taxes for the same periods was $86.1 million, $64.8 million and $41.6 million, respectively.


Earnings Per Share

         Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following table presents the computation of basic and diluted weighted average shares used in the per share calculations:


                                                          Year Ended
                                                          December 31,

                                                 1998       1997      1996
                                                 ----       ----      ----
(In thousands, except EPS)
Net income ..................................   $57,348   $38,058   $20,016
Preferred dividends .........................     1,100
                                                -------   -------   -------
Net income available to common stockholders .   $56,248   $38,058   $20,016
                                                =======   =======   =======
Weighted average common shares outstanding .. 19,232 19,225 16,572 Adjustments for dilutive securities:
Assumed exercise of outstanding stock options       736     1,013       557
                                                -------   -------   -------
Diluted common shares .......................    19,968    20,238    17,129

Basic EPS ...................................   $  2.92   $  1.98   $  1.21
Diluted EPS .................................      2.82      1.88      1.17


Comprehensive Income

         During 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." This statement does not apply to the Company's current financial results and therefore, net income equals comprehensive income.


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses is as follows:

                                                  Year Ended December 31,
                                               1998      1997       1996
                                               ----      ----       ----

Balance at beginning of year ............   $244,084   $ 95,669   $ 22,219
Allowance related to assets acquired, net     20,152     20,246
Provision for loan losses ...............     77,770     43,989     18,477
Provision for loan losses (1) ...........    456,354    275,310    117,827
Loans charged off .......................    420,875    195,535     64,083
Recoveries ..............................     15,798      4,405      1,229
                                            --------   --------   --------
Net loan charge-offs ....................    405,077    191,130     62,854
                                            --------   --------   --------
Balance at end of year ..................   $393,283   $244,084   $ 95,669
                                            ========   ========   ========

(1) Amounts are included in "Net securitizations and credit servicing income."


NOTE 4 - PROPERTY AND EQUIPMENT

         The carrying value of property and equipment is as follows:

                                                     December 31,
                                                    1998      1997
                                                    ----      ----

Furniture and equipment .......................   $10,974   $ 6,346
Computer software and equipment ...............     9,077     3,733
Construction in progress ......................     2,013     4,937
Leasehold improvements ........................     6,204     2,439
                                                  -------   -------
Total .........................................   $28,268   $17,455
Less: Accumulated depreciation and amortization     6,286     1,991
                                                  -------   -------
Balance at end of year ........................   $21,982   $15,464
                                                  =======   =======

         Depreciation and amortization expense for the years ended December 31, 1998, 1997 and 1996 was $4.4 million, $1.4 million, and $0.4 million, respectively.


NOTE 5 - PORTFOLIO ACQUISITIONS

         In December 1998, the Company acquired a $800 million credit card portfolio from PNC Bank Corp. representing loans from customers outside of PNC's normal banking relationship. A portion of these credit card receivables were securitized and sold to investors through a conduit. The Company retains an interest in the receivables which is financed by borrowings under a credit facility and proceeds from the Thomas H. Lee Company investments discussed in
Note 6.

         In September 1997, the Company acquired a $317 million credit card portfolio from Key Bank USA, National Association. These credit card receivables were securitized and sold to investors through a conduit. The Company retains an interest in the receivables which is financed by borrowings under a credit facility.

         In October 1997, the Company acquired a $405 million credit card portfolio from Mercantile Bank National Association. This portfolio was also securitized and sold through a conduit. The Company retains an interest in the receivables which is financed by borrowings under a credit facility.


NOTE 6 - PRIVATE EQUITY PLACEMENT

         On November 13, 1998, the Company entered into agreements with affiliates of the Thomas H. Lee Company, a private equity firm, (together with its affiliates, the "Lee Company") to make a total private equity investment of $300 million in the Company. The Lee Company has agreed to purchase 0.8 million shares of Series C Perpetual Convertible Preferred Stock (the "Series C Preferred") which will be convertible into common shares at a conversion price of $37.25 per common share subject to adjustment in certain circumstances. The Series C Preferred has a 9% dividend payable in additional shares of Series C Preferred and will also receive any dividends paid on the Company's common stock on an as converted basis. The cumulative payment-in-kind dividends are effectively guaranteed for a seven year period. Assuming conversion of the Series C Preferred into common stock, the Lee Company would initially own approximately 30% of the Company on a diluted basis. The Company's Board of Directors will be expanded to a total of 11 members and the Series C Preferred will entitle the holders to elect four members subject to approval of the Office of the Comptroller of the Currency ("OCC"). The Company determined that the conversion to the Series C Preferred will result in a "change in control" in certain of the Company's agreements with FCI and the New Credit Facility. Therefore, the Company was required to either increase the change in control ownership percentage from 30 to 35 or otherwise exempt the Lee Company from the change in control provision.

         In order to provide the Company funding for the PNC portfolio acquisition (see Note 5) as well as for general corporate purposes prior to shareholders' approval and the receipt of notice that there was no regulatory objection to the transaction, the Lee Company agreed to purchase $200 million in Series B Perpetual Preferred Stock (the "Series B Preferred") and $100 million in 12% Senior Notes due 2006 (the "Lee Senior Notes"). The Company also issued the Lee Company 3.75 million ten-year warrants to purchase shares of the Company's common stock for $30 subject to adjustment in certain circumstances. The Series B Preferred has a 12.5% dividend payable in additional shares of Series B Preferred for ten years, then converting to a dividend payable in cash.

         On March 12, 1999, shareholders' approved the conversion of the Series B Preferred and Lee Senior Notes into Series C Preferred. If notice is received that there is no regulatory objection to the conversion to the Series C Preferred, the Series B Preferred and the Lee Senior Notes will be retired, and the warrants will be canceled causing a one-time, non-cash accounting adjustment. The excess of the fair value of the Series C Preferred over the carrying value of the Series B Preferred and the Lee Senior Notes at the time of the conversion must be allocated to the Lee Senior Notes and the Series B Preferred based upon their initial fair values. To arrive at net income available to common stockholders in the calculation of earnings per share, the amount allocated to the Lee Senior Notes would be recognized as an extraordinary loss from the early extinguishment of debt and the amount allocated to the Series B Preferred would be recognized as a reduction of net income available to common stockholders. The extraordinary loss attributable to the Lee Senior Notes will not be recorded net of taxes. These adjustments will not have an impact on total stockholders' equity. At the time of the printing of this annual report, the fair value of the Series C Preferred was not determined.


NOTE 7 - INITIAL PUBLIC OFFERING

         In October, 1996, the Company completed an initial public offering of 3,258,333 shares of its common stock at $16 a share. At that time, the transaction reduced FCI's ownership interest in the Company to approximately 83%. The Company realized net cash proceeds of approximately $47.2 million from the sale of such shares after underwriting discounts, commissions and expenses of the offering.


NOTE 8 - STOCK OPTIONS

         In connection with the initial public offering of the Company, the Company adopted the Metris Companies Inc. Long-Term Incentive and Stock Option Plan (the "Stock Option Plan"), which permits a variety of stock-based grants and awards and gives the Company flexibility in tailoring its long-term compensation programs. In 1998, the Company's Board of Directors adopted a proposal to increase the number of shares from 1,860,000 shares of common stock to 4,000,000 shares of common stock, subject to adjustment in certain circumstances, to be available for awards of stock options or other stock-based awards. This increase was approved by the Company's Stockholders at the 1998 annual meeting. As of December 31, 1998 and 1997, 1,495,675 and 303,925 shares, respectively, were available for grant.

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

         Effective March 1994, FCI granted the Company's Chief Executive Officer ("CEO") a tandem option (the "Tandem Option") for either (a) 55,000 shares of FCI's common stock at an exercise price of $15 per share or (b) a 3.3% equity interest in the portion of the Company that exceeds two times the estimated fair value of the Company in March 1994. In connection with the initial public offering, the 3.3% equity interest was converted into options for 656,075 shares of the Company's common stock with an exercise price of $2.76 per share, which vests over five years from the effective date. This option was granted pursuant to the Company's Stock Option Plan. Compensation expense of $0.7 million and $7.8 million related to these options was recorded for the years ended December 31, 1997 and 1996, respectively.

         During 1998 and 1997, the Company granted 1,055,500 and 318,500 options, respectively, to officers and employees of the Company. At the time of the initial public offering, the Company granted officers and employees of the Company, Fingerhut, and others options to purchase an aggregate of 742,625 shares of common stock. Of these, 646,500 options were granted at an exercise price of $16 and the balance were granted at a below-market exercise price per share, for which expense of $1.2 million was recorded for the year ended December 31, 1996. All options granted to current officers and employees of the Company and Fingerhut were at the initial offering price.

         The Company also adopted the Metris Companies Inc. Non-Employee Director Stock Option Plan (the "Director Plan"). Originally, such plan permitted up to 20,000 shares of common stock for awards of options, subject to certain adjustments in certain circumstances. In 1997, the Board of Directors amended the plan to provide up to 100,000 shares of common stock for awards of options, subject to adjustments in certain circumstances. This Director Plan was approved by the Company's stockholders at the 1998 annual meeting. During 1998 and 1997, the Company granted 25,000 and 20,000 options, respectively, and at the time of the initial public offering the Company granted 10,000 options. At December 31, 1998 and 1997, 45,000 and 70,000 shares, respectively, were available for grant.

         The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, the Company continues to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the guidelines of Opinion 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. Had compensation cost for these plans been determined based on the fair value methodology prescribed by


SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  Year Ended December 31,
                                             1998          1997        1996
                                             ----          ----        ----

Net income as reported ...............   $   57,348   $   38,058   $   20,016
Net income pro forma .................   $   47,264   $   36,819   $   17,395
Diluted earnings per share as reported   $     2.82   $     1.88   $     1.17
Diluted earnings per share pro forma .   $     2.37   $     1.82   $     1.02

        The above pro forma amounts may not be representative of the effects on reported net earnings for future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0.10%, 0.11% and 0.17%; expected volatility of 71.3%, 68.2% and 25.1%; risk-free interest rate of 4.72%, 6.34% and 6.48%; and expected lives of 7 years, 7 years, and 6.5 years, respectively.


         Information regarding the Company's stock option plans for 1998, 1997 and 1996 is as follows:

                                                    Year Ended December 31,
                                       1998                 1997                1996
                                       ----                 ----                ----
                                          Weighted-            Weighted-            Weighted-
                                           Average              Average              Average
                                          Exercise             Exercise              Exercise
                                 Shares     Price     Shares    Price       Shares    Price
Options outstanding,
   beginning of year .......   1,682,200   $15.03   1,408,700   $ 8.93     656,075   $ 2.76
Options exercised ..........      34,750    16.00
Options granted ............   1,080,500    43.55     338,500    40.58     752,625    14.31
Options canceled/forfeited .     107,250    41.75      65,000    16.00
                               ---------    -----   ---------    -----   ---------     ----
Options outstanding, end of
   year ....................   2,620,700    25.68   1,682,200    15.03   1,408,700     8.93
Weighted-average fair value
   of options granted during
   the year ................                32.32                28.29                11.54


         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1998:

                                                Options Outstanding                        Options Exercisable
                         Number       Weighted-Average
                     Outstanding at       Remaining       Weighted-Average    Number Exercisable    Weighted Average
  Exercise Price        12/31/98       Contractual Life     Exercise Price        at 12/31/98        Exercise Price
$        2.76            752,200              5.6            $    2.76               730,864          $   2.76
$16.00-$36.50          1,046,000              8.8                22.58               423,000             16.19
$36.51-$55.50            352,500              8.8                41.12                15,000             44.50
$55.51-$69.38            470,000              9.4                57.67                30,000             56.33


NOTE 9 - EMPLOYEE BENEFIT PLANS

         In January 1997, the Company adopted a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code (the 401(k) Plan"). The 401(k) Plan provides retirement benefits for eligible employees. During 1997 and 1998, the Company's employees participated in the 401(k) Plan, which provides savings and investment opportunities. The 401(k) Plan stipulates that eligible employees may elect to contribute to the 401(k) Plan. The Company matches a portion of employee contributions and makes discretionary contributions based upon the Company's financial performance. For the years ended December 31, 1998 and 1997, the Company contributed $0.9 million to the 401(k) for both periods.

         Prior to 1997, employees of Direct Merchants Bank participated in a defined contribution plan maintained by Direct Merchants Bank that covered substantially all of its employees. This plan was merged with and into the 401(k) Plan and the funds transferred to the 401(k) Plan respective accounts. Direct Merchants Bank employees were eligible to participate in the 401(k) Plan as of January 1, 1997.

         In 1998, the Company adopted a Non-Qualified Deferred Compensation Plan to a select group of management or highly compensated employees. These employees were excluded from participating in the 401(k) plan. This plan provided saving and investment opportunities to those individuals who elected to defer a portion of their salary. The Company matches a portion of the employee contribution and makes discretionary contributions based on the Company's financial performance. For the year ended December 31, 1998, the Company contributed $0.2 million to the Plan.


NOTE 10 - INCOME TAXES

         The components of the provision for income taxes consisted of the following:

                  Year Ended December 31,
               1998        1997        1996
               ----        ----        ----

Current:
   Federal   $ 98,428    $ 66,496    $ 38,914
   State .      8,355       4,663       4,035
Deferred .    (70,883)    (47,334)    (30,419)
             --------    --------    --------
             $ 35,900    $ 23,825    $ 12,530
             ========    ========    ========


          A reconciliation of the Company's effective income tax rate compared to the statutory federal income tax rate is as follows:

                                                     Year Ended December 31,
                                                      1998    1997     1996
                                                      ----    ----     ----

Statutory federal income tax rate .............       35.0    35.0    35.0%
State income taxes, net of federal benefit ....        3.2     3.2     3.2%
Other, net ....................................        0.3     0.3     0.3%
                                                       ---     ---     ---
Effective income tax rate .....................       38.5    38.5    38.5%
                                                      ====    ====    ====






         The Company's deferred tax assets and liabilities are as follows:

                                                                                              December 31,
                                                                                           1998          1997

Deferred  income  tax  assets resulting deductible temporary differences:
   Allowance for loan losses .............................................................   $119,518   $ 71,240
   Deferred revenues .....................................................................     32,334     16,140
   Other .................................................................................     18,199      9,344
                                                                                             --------   --------
Total deferred tax assets ................................................................   $170,051   $ 96,724


Deferred  income  tax  liabilities resulting from future taxable temporary differences:
   Deferred costs ........................................................................   $ 10,672   $  6,360
   Accrued interest on credit card loans .................................................      5,048      8,577
   Accelerated depreciation ..............................................................      1,310         31
   Other .................................................................................                   969
                                                                                             --------   --------
Total deferred tax liabilities ...........................................................   $ 17,030   $ 15,937
                                                                                             --------   --------
Net deferred tax assets ..................................................................   $153,021   $ 80,787
                                                                                             ========   ========


         Management believes, based on the Company's history of operating earnings, expectations for operating earnings in the future, and the expected reversal of taxable temporary differences, earnings will be sufficient to fully utilize the deferred tax assets.


NOTE 11 - RELATED PARTY TRANSACTIONS

         Prior to September 1998, FCI owned approximately 83% of the outstanding common shares of the Company. In September 1998, FCI distributed the remaining shares of the Company to shareholders of FCI in a tax free distribution.

         FCI and its various subsidiaries have historically provided financial and operational support to the Company. Direct expenses incurred by FCI and/or its subsidiaries for the Company, and other expenses, have been allocated to the Company using various methods (headcount, actual or estimated usage, etc.). Since the Company has not historically operated as a separate stand-alone entity for all periods presented, these allocations do not necessarily represent the expenses and costs that would have been incurred directly by the Company had it operated on a stand-alone basis. However, management believes such allocations reasonably approximate market rates for the services performed. The direct and allocated expenses represent charges for services such as data processing and information systems, audit, certain accounting and other similar functions, treasury, legal, human resources, certain customer service and marketing analysis functions, certain executive time, and space and property usage allocations. In addition, the Company has historically managed the sales of credit insurance products for Fingerhut. In accordance therewith, the Company has allocated back to Fingerhut certain direct and other expenses using methods similar to those mentioned above. The historical expenses and cost allocations have been agreed to by the management of both FCI and the Company, the terms of which are summarized in an ongoing administrative services agreement between FCI and the Company. This agreement provides for similar future services using similar rates and cost allocation methods for various terms.

         The financial statements also include an allocation of FCI interest expense for the net borrowings of the Company from FCI, or a net interest credit for the net cash flows of the Company loaned to FCI in 1996. These allocations of interest expense or income for 1996 were based on the net loans made or borrowings received between the Company and FCI, plus or minus the effects of intercompany balances outstanding during 1996. The interest rate used to calculate such expense or credit during 1996 was based on the average short-term borrowing rates of FCI during 1996.

         The Company and Fingerhut have also entered into several other agreements that detail further business arrangements between the companies. The retroactive effects of these additional business arrangements have been reflected in the consolidated financial statements of the Company. The agreements entered into include a co-brand credit card agreement and a data sharing agreement, which provides for payment for every Fingerhut co-branded credit card account booked, as defined, and a payment based on card usage from such accounts. The parties have also entered into a database access agreement, which provides the Company with the exclusive right to access and market financial services products, as defined, to Fingerhut customers, in exchange for a license fee. The agreement also calls for a solicitation fee per product mailed to a Fingerhut customer, and a suppress file fee for each consumer name obtained from a third party and matched to the Fingerhut suppress file before its solicitation.

         The Company and Fingerhut have also entered into an extended service plan agreement, which provides the company with the exclusive right to provide and coordinate the marketing of extended service plans to the customers of Fingerhut. Revenues are received from Fingerhut from such sales, and the Company reimburses Fingerhut and/or its subsidiaries for certain marketing costs. Additionally, the Company and FCI have entered into a tax sharing agreement (see
Note 2) and a card registration agreement.

         The following table summarizes the amounts of these direct expense charges and cost allocations (including net interest income or expense), and the costs to the Company of the agreements mentioned above, for each of the years reflected in the financial statements of the Company:

                                                                       Year Ended December 31,
                                                                     1998      1997      1996
                                                                     ----      ----      ----

Revenues:
Fee-based services .............................................   $12,937   $ 7,911   $20,420
Expenses:
Interest expense ...............................................                         3,178
Credit card account and other product solicitation and marketing
   expenses ....................................................     8,274     8,432     9,335
Data processing services and communications ....................     2,344     1,837     1,324
Other ..........................................................       659     1,336       950

         In the ordinary course of business, executive officers of the Company or FCI may have credit card loans issued by the Company. Pursuant to the Company's policy, such loans are issued on the same terms as those prevailing at the time for comparable loans with unrelated persons and do not involve more than the normal risk of collectibility.

         On November 13, 1998, the Company entered into agreements with the Lee Company to invest $300 million in the Company (see Note 6). The terms of the transaction provided that the Lee Company investment would convert into 0.8 million shares of Series C Preferred upon shareholder approval and receipt of notice that there was no regulatory objection to the transaction. The Company determined that this conversion might result in a "Change of Control" as defined in certain agreements between the Company and Fingerhut, which would permit Fingerhut to terminate any or all of the agreements. Therefore, on December 8, 1998, the Company obtained an agreement (the "Waiver Agreement") from Fingerhut to waive its right to terminate the agreements if a Change of Control occurred as a result of the conversion.

          Pursuant to the Waiver Agreement, the Company and Fingerhut amended certain of their other agreements. The most significant change was made in the database access agreement. The Company's exclusive license to use Fingerhut's customer database to market financial service products will now become non-exclusive after October 31, 2001.

         On March 12, 1999, shareholders approved the conversion into the Series C Preferred. If notice is received that there is no regulatory objection to the conversion to the Series C Preferred, the Lee Company will own approximately 30% of the Company on a diluted basis, assuming conversion of the Series C Preferred into common stock.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

         Commitments to extend credit to consumers represents the unused credit limits on open credit card accounts. These commitments amounted to $5.9 billion and $4.1 billion as of December 31, 1998 and 1997, respectively. While these amounts represent the total lines of credit available to the Company's customers, the Company has not experienced and does not anticipate all of its customers will exercise their entire available line at any given point in time. The Company also has the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

         The Company leases certain office facilities and equipment under various cancelable and non-cancelable operating lease agreements that provide for the payment of a proportionate share of property taxes, insurance and other maintenance expenses. These leases also may include scheduled rent increases and renewal options. Rental expense for such operating leases for the years ended December 31, 1998, 1997 and 1996 was $6.4 million, $3.9 million and $1.1 million, respectively.

         Future minimum lease commitments at December 31, 1998 under cancelable and non-cancelable operating leases are as follows:


1999                             $  7,884
2000                                6,146
2001                                3,371
2002                                1,421
2003                                1,127
Thereafter                          4,485
                                    -----
   Total minimum lease payments   $24,434
                                  =======


NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTED PAYMENTS

         In the normal course of business, the Company enters into agreements, or is subject to regulatory requirements, that result in cash, debt and dividend or other capital restrictions.

         The Federal Reserve Act imposes various legal limitations on the extent to which banks can finance or otherwise supply funds to certain of their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to or other covered transactions, such as certain purchases of assets, with the Company or its affiliates. Such restrictions limit Direct Merchants Bank's ability to lend to the Company and its affiliates. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to the Company in accordance with the national bank dividend provisions.

         Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At December 31, 1998 and 1997, Direct Merchants Bank's Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a "well capitalized" depository institution under regulations of the OCC.

         The Company is also bound by restrictions set forth in an indenture related to the Senior Notes dated November 7, 1997 and the Lee Senior Notes (see
Note 6). Pursuant to those indentures, the Company may not make dividend payments in the event of a default or if all such restricted payments would exceed 25% of the aggregate cumulative net income of the Company.


NOTE 14 - CONCENTRATIONS OF CREDIT RISK

         A concentration of credit risk is defined as significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. The Company is active in originating credit card loans throughout the United States, and no individual or group had a significant concentration of credit risk at December 31, 1998 or 1997. The following table details the geographic distribution of the Company's retained, sold and managed credit card loans:


                                      Retained      Sold       Managed

December 31, 1998
California .....................   $   94,521   $  569,205   $  663,726
Texas ..........................       76,542      460,937      537,479
Florida ........................       57,138      344,084      401,222
New York .......................       55,231      332,598      387,829
Ohio ...........................       31,936      192,320      224,256
Illinois .......................       26,994      162,558      189,552
Pennsylvania ...................       22,795      137,274      160,069
All others .....................      391,742    2,359,167    2,750,909
                                      -------    ---------    ---------
      Total ....................   $  756,899   $4,558,143   $5,315,042
                                   ==========   ==========   ==========


                                      Retained       Sold      Managed

December 31, 1997
Texas ..........................   $   61,844   $  394,571   $  456,415
California .....................       58,098      370,652      428,750
Florida ........................       35,654      227,477      263,131
New York .......................       29,246      186,589      215,835
Ohio ...........................       17,961      114,589      132,550
Illinois .......................       15,914      101,533      117,447
Pennsylvania ...................       15,681      100,048      115,729
All others .....................      246,228    1,570,851    1,817,079
                                      -------    ---------    ---------
   Total .......................   $  480,626   $3,066,310   $3,546,936
                                   ==========   ==========   ==========



         The Company targets its consumer credit products primarily to moderate income consumers. Primary risks associated with lending to this market are that they may be more sensitive to future economic downturn, which may make them more likely to default on their obligations.

         At December 31, 1998 and 1997, the majority of federal funds sold were made to one bank, which represents a concentration of credit risk to the Company. The Company is able to monitor and mitigate this risk since all federal funds are sold on a daily origination and repayment basis and therefore may be recalled quickly should the credit risk of the counterparty bank increase above certain limits set by the Company.


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company has estimated the fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Financial instruments include both assets and liabilities, whether or not recognized in the Company's consolidated balance sheets, for which it is practicable to estimate fair value. Additionally, certain intangible assets recorded on the consolidated balance sheets, such as purchased credit card relationships, and other intangible assets not recorded on the consolidated balance sheets (such as the value of the credit card relationships for originated loans and the franchise values of the Company's various lines of business) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. The Company believes that there is substantial value associated with these assets based on current market conditions, including the purchase and sale of such assets. Accordingly, the aggregate estimated fair value amounts presented do not represent the entire underlying value of the Company.

         Quoted market prices generally are not available for all of the Company's financial instruments. Accordingly, in cases where quoted market prices are not available, fair values were estimated using present value and other valuation techniques that are significantly affected by the assumptions used, including the discount rate and estimated future cash flows. Such assumptions are based on historical experience and assessments regarding the ultimate collectibility of assets and related interest, and estimates of product lives and repricing characteristics used in the Company's asset/liability management process. These assumptions involve uncertainties and matters of judgment, and therefore, cannot be determined with precision. Thus, changes in these assumptions could significantly affect the fair-value estimates.

         A description of the methods and assumptions used to estimate the fair value of each class of the Company's financial instruments is as follows:

Cash and cash equivalents and accrued interest and fees receivable

         The carrying amounts approximate fair value due to the short-term nature of these instruments.

Net retained interests in loans securitized and loans held for securitizations

         Currently, credit card loans are originated with variable rates of interest that adjust with changing market interest rates. Thus, carrying value, which is net of the allowance for loan losses, approximates fair value. However, this valuation does not include the value that relates to estimated cash flows generated from new loans from existing customers over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationships.

Other receivables due from credit card securitizations, net

         The following components of this net asset are as follows:

Interest-only strip

         The fair value of the interest-only strip is estimated by discounting the expected future cash flows from the Trust and each of the Conduits at rates which management believes to be consistent with those that would be used by an independent third party. However, because there is no active market for this, the fair values presented may not be indicative of the value negotiated in an actual sale. The future cash flows used to estimate fair value is limited to the securitized receivables that exist at year end and does not reflect the value associated with future receivables generated by cardholder activity. The significant assumptions used to estimate fair value include: (i) discount rates;
(ii) customer payment rates; and (iii) anticipated charge-offs over the life of the loans are summarized as follows:

                December 31,
               1998      1997
Discount rate   10%       10%
Payment rate     6%        5%
Default rate    16%       14%

Interest rate cap, swap, and floor agreements

         The fair values of interest rate cap, swap, and floor agreements were obtained from dealer quoted prices. These values generally represent the estimated amounts the Company would receive or pay to terminate the agreements at the reporting dates, taking into consideration current interest rates and the current creditworthiness of the counterparties.

Other amounts

         For the other components of other receivables due from credit card securitizations, net, the carrying amount is a reasonable estimate of the fair value.

Debt

         Short-term borrowings are made with variable rates of interest that adjust with changing market interest rates. Thus, carrying value approximates fair value.

         The fair value of long-term debt was obtained from quoted market prices, when available.

         The estimated fair values of the Company's financial instruments are summarized as follows:


                                                           December 31,
                                                 1998                   1997
                                          Carrying   Estimated   Carrying  Estimated
                                           Amount   Fair Value    Amount  Fair Value

Cash and cash equivalents .............   $ 37,347   $ 37,347   $ 48,223   $ 48,223
Retained interest in loans securitized,    360,186    360,186    227,747    227,747
   net
Loans held for securitization .........      3,430      3,430      8,795      8,795
Other receivables due from credit card
   securitizations, net:
   Interest-only strip ................                            2,449      2,449
   Interest rate swap agreements ......                                      21,667
   Interest rate cap agreements .......      2,912      2,925      3,497        170
   Interest rate floor agreements .....        187      3,233
   Other amounts ......................    182,836    182,836     71,540     71,540
Debt ..................................    310,896    317,666    244,000    245,750



NOTE 16 - DERIVATIVE FINANCIAL INSTRUMENTS

         Prior to the Spin Off, the Company had entered into interest rate cap and swap agreements to hedge the cash flow and earnings impact of fluctuating market interest rates on the spread between the floating rate loans owned by the Trust and the floating and fixed rate securities issued by the Trust to fund the loans. In connection with the issuance of term asset-backed securities by the Trust in 1998, the Company entered into term interest rate cap agreements with highly-rated bank counterparties in a total notional amount of $1.8 billion effectively capping the potentially negative impact to the Trust of increases in the floating interest rate of the securities at approximately 9.2%. These interest rate cap agreements are for terms ranging from six to eight years and will terminate between October 2004 and April 2006. The Company also entered into a term interest rate cap agreement in connection with the PNC portfolio acquisition with highly-rated bank counterparties in a total notional amount of $640 million, effectively capping the potentially negative impact of increases in market interest rate of the securities at 7.35% through May 2002. Due to the Spin Off, the Company terminated interest rate swap agreements guaranteed by FCI related to two trust series fixed rate asset-backed securities issuances. Proceeds were utilized to purchase interest rate floor contracts from highly-rated counterparties which did not require a FCI guaranty. The floors were in the same notional amounts, fixed interest rate strike rates, and maturities as the previous swaps in order to hedge the potential impact on the Company's cash flow and earnings of a low market interest rate environment in which the yield on the Trust's floating rate loans might decline causing the margin over the fixed rate funding to compress. During October 1998, the Company terminated the interest rate floors related to one of the trust series. The gain of approximately $34.1 million on this termination is being amortized into income over the remaining life of the securities. The cash proceeds of approximately $43.4 million were used to reduce borrowings under the New Credit Facility.

         Interest rate risk management contracts are generally expressed in notional principal or contract amounts that are much larger than the amounts potentially at risk for nonpayment by counterparties. Therefore, in the event of nonperformance by the counterparties, the Company's credit exposure is limited to the uncollected interest and contract market value related to the contracts that have become favorable to the Company. Although the Company does not require collateral from counterparties on its existing agreements, the Company does control the credit risk of such contracts through established credit approvals, risk control limits, and the ongoing monitoring of the credit ratings of counterparties. The Company currently has no reason to anticipate nonperformance by the counterparties.


NOTE 17 - SEGMENTS

         The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in two principal areas: consumer credit products and fee-based services. The Company's primary consumer credit products are unsecured credit cards, including the Direct Merchants Bank MasterCard and Visa. The Company's credit card accounts include customers obtained from the Fingerhut Database and other customers for whom general credit bureau information is available.

         The Company markets its fee-based services, including (i) debt waiver protection for unemployment, disability, and death, (ii) membership programs such as card registration, purchase protection and other club memberships, and
(iii) third-party insurance, directly to its credit card customers and customers of third parties. The Company currently administers its extended service plans sold through a third-party retailer, and the customer pays the retailer directly. In addition, the Company develops customized targeted mailing lists from information contained in the Company's databases for use by unaffiliated companies in their own financial services product solicitation efforts that do not directly compete with those of the Company.

         The information in the following tables is derived directly from internal segment reporting used for management purposes. The expenses, assets and liabilities attributable to corporate functions are not allocated to the operating segments. There were no operating assets located outside of the United States for the years presented.

         The segment information reported below is presented on a managed basis. Management uses this basis to review segment performance and to make operating decisions. To do so, the income statement and balance sheet are adjusted to reverse the effects of securitizations. Presentation on a managed basis is not in conformity with generally accepted accounting principles. The reconciliation column in the segment tables includes adjustments to present the information on an owned basis in the consolidated column as reported in the financial statements of this annual report.

         Employee compensation, data processing services and communications, third party servicing expenses, and other expenses including: occupancy, depreciation and amortization, professional fees, other general and administrative expenses, and income taxes have not been allocated to the operating segments and are included in the reconciliation of the income before income taxes for the reported segments to the consolidated total. The Company does not allocate capital expenditures for leasehold improvements, capitalized software and property and equipment to operating segments.

         The fee-based services operating segment pays a commission to the consumer credit products segment for successful marketing efforts to the consumer credit products segment's cardholders at a rate similar to those paid to the Company's other third parties. The fee-based services segment reports interest income and the consumer credit products segment reports interest expense at the Company's weighted average borrowing rate for the excess cash flow generated by the fee-based services segment and used by the consumer credit products segment to fund the growth of cardholder balances.




                                                         1998

                         Consumer Credit   Fee-Based
                           Products        Services   Reconciliation (a)      Consolidated
Interest income ......   $  740,768      $    2,754   $    (630,311) (b)      $  113,211
Interest expense .....      237,710                        (207,197) (c)          30,513
                            -------         -------        --------              -------

  Net interest income       503,058           2,754        (423,114)              82,698

Other operating income      239,597         106,601         (33,240)             312,958
Total revenue ........      980,365         109,355        (663,551)             426,169

Income before income
   taxes .............      188,148 (d)      73,279 (d)    (168,179) (e)          93,248
Income taxes .........                                       35,900               35,900

Total assets .........   $5,375,925     $    58,052    $ (4,488,258) (f)     $   945,719


                                                         1997

                          Consumer Credit  Fee-Based
                            Products       Services    Reconciliation (a)     Consolidated

Interest income ......   $  435,833     $     2,484    $   (369,123) (b)    $     69,194
Interest expense .....      131,956                        (120,005) (c)          11,951
                         ----------    ------------     -----------        -------------
  Net interest income       303,877           2,484        (249,118)              57,243

Other operating income      148,869          64,000         (26,192)             186,677
Total revenue ........      584,702          66,484        (395,315)             255,871
Income before income
  taxes ..............      110,973 (d)      49,162 (d)     (98,252) (e)          61,883
Income taxes .........                                       23,825               23,825

Total assets .........   $3,505,165    $     30,488     $(2,996,991) (f)   $     538,662


                                                        1996

                         Consumer Credit    Fee-Based
                           Products         Services    Reconciliation (a)    Consolidated

Interest income ......   $  198,633   $       1,213     $  (169,652) (b)  $       30,194
Interest expense .....       56,355                         (52,249) (c)           4,106
                         ----------   -------------     -----------       --------------
  Net interest income       142,278           1,213        (117,403)              26,088

Other operating income       77,952          48,695            (425)             126,222
Total revenue ........      276,585          49,908        (170,077)             156,416

Income before income
  taxes ..............       61,503          30,733         (59,690) (e)          32,546
Income taxes .........                                       12,530               12,530

Total assets .........   $1,612,234   $       1,057     $(1,363,293) (f)  $      249,998

(a) The reconciliation column includes: intercompany eliminations; amounts not allocated to segments; and adjustments to the amounts reported on a managed basis to reflect the effects of securitization.

(b) The reconciliation to consolidated owned interest income includes the elimination of $2.8 million, $2.5 million, and $1.2 million of intercompany interest received by the fee based services segment from the consumer credit products segment for 1998, 1997, and 1996, respectively.

(c) The reconciliation to consolidated owned interest expense includes the elimination of $2.8 million, $2.5 million, and $1.2 million of intercompany interest paid by the consumer credit products segment to the fee-based services segment for 1998, 1997, and 1996, respectively.

(d) Income before income taxes includes intercompany commissions paid by the fee-based services segment to the consumer credit products segment for successful marketing efforts to consumer credit products cardholders of $3.3 million, and $4.4 million for 1998, and 1997, respectively.

(e) The reconciliation to the owned income before income taxes includes: unallocated costs related to employee compensation; data processing and communications; third party servicing expenses; and other expenses. The majority of these expenses, although not allocated for the internal segment reporting used by management, relate to the consumer credit product segment.

(f) Total assets include the assets attributable to corporate functions not allocated to operating segments and the removal of investors' interest in securitized loans to present total assets on an owned basis.


NOTE 18 - DEBT

     On June 30, 1998, the Company executed a new $200 million, three-year revolving credit facility and a $100 million five-year term loan (the "New Credit Facility") with a syndicate of banks and money market mutual funds. This agreement became effective upon the Spin Off from FCI on September 25, 1998. The New Credit Facility which is not guaranteed by FCI replaced the Company's $300 million, five-year revolving credit facility (the "Old Credit Facility"). The New Credit Facility is secured by receivables and subsidiary stock and guaranteed by a Company subsidiary. Financial covenants in the New Credit Facility include, but are not limited to, requirements concerning minimum net worth, minimum tangible net worth to net managed receivables and tangible net worth plus reserves to delinquent receivables. At December 31, 1998, the Company was in compliance with all financial covenants under this agreement. At December 31, 1998, the Company had outstanding borrowings of $110 million under the New Credit Facility. At December 31, 1997, the Company had outstanding borrowings of $144 million under the Old Credit Facility. The weighted average interest rates on the borrowings at December 31, 1998 and 1997, were 7.9% and 6.5%, respectively.

         In November 1997, the Company privately issued and sold $100 million of 10% Senior Notes due 2004 (the "Senior Notes") pursuant to an exemption under the Securities Act of 1933, as amended. In January 1998, the Company commenced an exchange offer for the Senior Notes pursuant to a registration statement. The terms of the new Senior Notes are identical in all material respects to the original private issue. The net proceeds of $97 million were used to pay down borrowings under the Old Credit Facility. The Senior Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc. (the "Guarantor"), and all future subsidiaries of the Company that guarantee any of the Company's indebtedness, including the New Credit Facility. The guarantee is an unsecured obligation of the Guarantor and ranks pari passu with all existing and future unsubordinated indebtedness. As part of the Lee Company investment, the Company issued the Lee Senior Notes (see Note 6) which are similar in all material respects to the Senior Notes. The Company also has approximately $0.9 million of debt with local governments to support growth in those areas.

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



                              METRIS COMPANIES INC.
                    Supplemental Consolidating Balance Sheets
                                December 31, 1998
                             (Dollars in thousands)


                                          Metris          Guarantor   Non-Guarantor
                                      Companies Inc.    Subsidiaries  Subsidiaries  Eliminations    Consolidated
Assets:
Cash and due from banks .............   $    (5,010)   $      (156)   $    27,280   $               $    22,114
Federal funds sold ..................                                      15,060                        15,060
Short-term investments ..............             3                           170                           173
                                            -------        -------        -------                       -------
Cash and cash equivalents ...........        (5,007)          (156)        42,510                        37,347
                                            -------        -------        -------                       -------
Retained interests in loans securitized                                   753,469                       753,469

Less: Allowance for loan losses .....            97                       393,186                       393,283
                                            -------        -------        -------                       -------
Net retained interests in loans securitized    (97)                      360,283                       360,186
                                            -------        -------        -------                       -------
Loans held for securitization .......         1,876                         1,554                         3,430
Property and equipment, net .........                       18,243          3,739                        21,982
Accrued interest and fees receivable            (11)                        6,020                         6,009
Prepaid expenses and deferred charges        30,487         17,833         10,784                        59,104
Deferred income taxes ...............         1,049         19,427        132,545                       153,021
Customer base intangible ............                                      81,892                        81,892
Other receivables due from credit
   card securitizations, net ........                                     185,935                       185,935
Other assets ........................         6,000          6,989         23,824                        36,813
Investment in subsidiaries ..........       756,455        774,986                    (1,531,441)
                                            -------        -------        -------     ----------        -------
Total assets ........................   $   790,752    $   837,322    $   849,086    $(1,531,441)   $   945,719
                                        ===========    ===========    ===========    ===========    ===========

Liabilities:
Interest-bearing deposit from .......   $    (1,000)   $              $     1,000    $              $
   affiliate
Debt ................................       318,298         15,021        (22,423)                      310,896
Accounts payable ....................         3,140          3,786         12,165                        19,091
Current income taxes payable to
     (receivable from) FCI ..........         3,722         (5,692)        33,753                        31,783
Deferred income .....................        31,753         47,515         45,624                       124,892
Accrued expenses and other liabilities        1,857         20,237          3,981                        26,075
                                            -------        -------        -------                       -------
Total liabilities ...................       357,770         80,867         74,100                       512,737
                                            -------        -------        -------                       -------
Stockholders' Equity:
Preferred stock .....................       201,100                                                     201,100
Common Stock ........................           193          1,002          1,052         (2,054)           193
Paid-in capital .....................       107,615        651,863        628,339     (1,280,202)       107,615
Retained earnings ...................       124,074        103,590        145,595       (249,185)       124,074
                                            -------        -------        -------     ----------        -------
Total stockholders' equity ..........       432,982        756,455        774,986     (1,531,441)       432,982
                                            -------        -------        -------     ----------        -------
Total liabilities and stockholders'
    equity                              $   790,752    $   837,322    $   849,086    $(1,531,441)   $   945,719
                                        ===========    ===========    ===========    ===========    ===========




                                                              METRIS COMPANIES INC.
                                                    Supplemental Consolidating Balance Sheets
                                                                December 31, 1997
                                                              (Dollars in thousands)

                                         Metris       Guarantor    Non-Guarantor
                                     Companies Inc.  Subsidiaries  Subsidiaries     Eliminations    Consolidated

Assets:
Cash and due from banks ............   $     320    $     390    $  20,296          $               $  21,006
Federal funds sold .................                                27,089                             27,089
Short-term investments                        16                       112                               128
                                         -------      -------      -------                           -------
Cash and cash equivalents...........         336          390       47,497                            48,223
                                         -------      -------      -------                           -------
Credit card loans:
Retained interests in loans
   securitized......................                               471,831                           471,831
Less: Allowance for loan losses.....         611                   243,473                           244,084
                                         -------      -------      -------                           -------
Net credit card loans...............        (611)                  228,358                           227,747
                                         -------      -------      -------                           -------
Loans held for securitization ......       8,140                       655                             8,795
Premises and equipment, net ........                   13,899        1,565                            15,464
Accrued interest and fees receivable           9                     4,301                             4,310
Prepaid expenses and deferred ......         138       15,075        3,260                            18,473
   charges
Deferred income taxes ..............         682       12,638       67,467                            80,787
Customer base intangible ...........       1,567                    35,185                            36,752
Other assets .......................       3,489        6,983       10,153                            20,625
Other receivables due from credit
   card securitizations, net .......          66                    77,420                            77,486
Investment in subsidiaries .........     349,731      366,977                      (716,708)
                                         -------      -------      -------         --------          -------
Total assets .......................   $ 363,547    $ 415,962    $ 475,861        $(716,708)       $ 538,662
                                       =========    =========    =========        =========        =========

Liabilities:
Debt ...............................   $ 276,598    $   7,975    $ (40,573)       $                $ 244,000
Accounts payable ...................      (1,086)       7,975       28,467                            35,356
Current income taxes payable to
   (receivable from) FCI ...........     (90,003)        (486)     100,190                             9,701
Deferred income ....................          33       35,044       14,127                            49,204
Accrued expenses and other
   liabilities......................       1,967       15,723        6,673                            24,363
                                         -------      -------      -------                           -------
Total liabilities ..................     187,509       66,231      108,884                           362,624
                                         -------      -------      -------                           -------
Stockholders' Equity:
Common stock .......................         192        1,002        1,002           (2,004)             192
Paid-in capital ....................     107,059      279,842      279,815         (559,657)         107,059
Retained earnings ..................      68,787       68,887       86,160         (155,047)          68,787
                                         -------      -------      -------         --------          -------
Total stockholders' equity .........     176,038      349,731      366,977         (716,708)         176,038
                                         -------      -------      -------         --------          -------
Total liabilities and stockholders'
   equity ..........................   $ 363,547    $ 415,962    $ 475,861        $(716,708)       $ 538,662
                                       =========    =========    =========        =========        =========





                                                                  METRIS COMPANIES INC.
                                                     Supplemental Consolidating Statements of Income
                                                              Year Ended December 31, 1998
                                                                 (Dollars in thousands)

                                                             Non-
                                              Metris      Guarantor    Guarantor
                                           Companies Inc. Subsidiaries Subsidiaries    Eliminations     Consolidated

Interest Income:
Credit card loans and retained
   interests in loans  securitized ......   $   1,957     $           $   109,161      $                  $  111,118
Federal funds sold ......................                                   1,065                              1,065
Other ...................................         215                         813                              1,028
                                                  ---       ------         ------                             ------
     Total interest income ..............       2,172                     111,039                            113,211
Interest expense ........................       8,725       24,444         (2,656)                            30,513
                                                -----       ------         ------                             ------

Net Interest Income/(Expense) ...........      (6,553)     (24,444)       113,695                             82,698
Provision for loan losses ...............         532                      77,238                             77,770
                                                -----       ------         ------                             ------
Net interest income/(expense) after
   provision for loan losses ............      (7,085)     (24,444)        36,457                              4,928
Other Operating Income:
Net securitization and credit card
   servicing income .....................       9,668          (20)       128,573                            138,221
Credit card fees, interchange and
   other credit card income .............         636                      67,500                             68,136
Fee-based services revenues                                 28,425         78,176                            106,601
                                                  ---       ------         ------                             ------
                                               10,304       28,405        274,249                            312,958
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses ...................                   14,992         25,957                             40,949
Employee compensation ...................                   55,980          6,647                             62,627
Data processing services and
   communications .......................                    5,276         30,169                             35,445
Third-party servicing expense ...........                  (51,565)        62,639                             11,074
Warranty and debt waiver
   underwriting and claims
   servicing expense ....................                    1,875         10,404                             12,279
Credit card fraud losses ................          18                       4,418                              4,436
Other ...................................         529       18,899         38,400                             57,828
                                                -----       ------         ------                             ------
                                                  547       45,457        178,634                            224,638
                                                -----       ------         ------                             ------
Income/(Loss) Before Income Taxes
   and Equity in Income of
   Subsidiaries .........................       2,672      (41,496)       132,072                             93,248
Income taxes ............................       1,028      (16,768)        51,640                             35,900
Equity in income of subsidiaries ........      55,704       80,432                             (136,136)
                                                -----       ------         ------              --------       ------
Net Income/(Loss) .......................   $  57,348    $  55,704    $    80,432            $ (136,136) $    57,348
                                            =========    =========    ===========            ==========  ===========



                                                    METRIS COMPANIES INC.
                                       Supplemental Consolidating Statements of Income
                                                 Year Ended December 31, 1997
                                                    (Dollars in thousands)


                                                      Metris      Guarantor    Non-Guarantor
                                                 Companies Inc.  Subsidiaries  Subsidiaries    Eliminations   Consolidated

Interest Income:
Credit card loans ................................   $   1,063   $               $65,632       $               $  66,695
Federal funds sold ...............................                                 1,636                           1,636
Other ............................................         184                       679                             863
                                                        ------        -----       ------                          ------
    Total interest income ........................       1,247                    67,947                          69,194
Interest expense .................................      13,937          432       (2,418)                         11,951
                                                        ------        -----       ------                          ------

Net interest income/(expense) ....................     (12,690)        (432)      70,365                          57,243
Provision for loan losses ........................         682                    43,307                          43,989
                                                        ------        -----       ------                          ------
Net interest income/(expense)
   after provision for loan losses ...............     (13,372)        (432)      27,058                          13,254
Other Operating Income:
Net securitization and credit card
   servicing income ..............................      10,653                    68,880                          79,533
Credit card fees, interchange and
   other credit card income ......................         478          (21)      43,274                          43,731
Fee-based services revenues ......................                    8,536       54,877                          63,413
                                                        ------        -----       ------                          ------
                                                        11,131        8,515      167,031                         186,677
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses ............................                    1,783       28,720                          30,503
Employee compensation ............................                   32,735        2,465                          35,200
Data processing services and
   communications ................................                    2,883       17,204                          20,087
Third-party servicing expense ....................          51      (20,396)      33,056                          12,711
Warranty and debt waiver
   underwriting and claims
   servicing expense .............................                      549        5,504                           6,053
Credit card fraud losses .........................          27                     3,213                           3,240
Other ............................................         382       12,644       17,228                          30,254
                                                        ------       ------       ------                          ------
                                                           460       30,198      107,390                         138,048
                                                        ------       ------       ------                          ------
Income/(Loss) Before Income Taxes
   and Equity in Income of
   Subsidiaries ..................................      (2,701)     (22,115)      86,699                          61,883
Income taxes .....................................      (1,040)      (8,475)      33,340                          23,825
Equity in income of subsidiaries .................      39,719       53,359                      (93,078)
                                                        ------       ------      -------         --------      ---------

Net Income/(Loss) ................................   $  38,058    $  39,719    $  53,359       $ (93,078)      $  38,058
                                                     =========    =========    =========       =========       =========





                              METRIS COMPANIES INC.
                 Supplemental Consolidating Statements of Income
                          Year Ended December 31, 1996
                             (Dollars in thousands)


                                             Metris      Guarantor     Non-Guarantor
                                          Companies Inc. Subsidiaries  Subsidiaries    Eliminations     Consolidated

     Interest Income:
Credit card loans .....................   $     199      $              $  28,829      $                 $  29,028
Federal funds sold ....................                                       867                              867
Other .................................         105                           194                              299
                                              -----       ------          -------                          -------
      Total interest income ...........         304                        29,890                           30,194
Interest expense ......................       7,272       (2,575)            (591)                           4,106
                                              -----       ------          -------                          -------
Net Interest Income/(Expense) .........      (6,968)       2,575           30,481                           26,088
Provision for loan losses .............          83                        18,394                           18,477
                                              -----       ------          -------                          -------
Net interest income/(expense) after
   provision for loan losses ..........      (7,051)       2,575           12,087                            7,611
Other Operating Income:
Net securitization and credit card
   servicing income ...................       3,859                        46,062                           49,921
Credit card fees, interchange and other
   credit card income .................          49          107           25,872                           26,028
Fee-based services revenues ...........                   22,000           28,273                           50,273
                                              -----       ------          -------                          -------
                                              3,908       22,107          100,207                          126,222
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses        5,805        9,563           13,929                           29,297
Employee compensation .................                   22,076              992                           23,068
Data processing services and
   communications .....................                    1,600           11,157                           12,757
Third-party servicing expense .........           3       (6,757)          15,961                            9,207
Warranty and debt waiver underwriting
   and claims servicing expense .......                    6,463            3,561                           10,024
Credit card fraud losses ..............          10                         2,266                            2,276
Other .................................           1        9,900            4,757                           14,658
                                              -----       ------          -------                          -------
                                              5,819       42,845           52,623                          101,287
                                              -----       ------          -------                          -------
Income/(Loss) Before Income Taxes
   and Equity in Income of Subsidiaries      (8,962)     (18,163)          59,671                           32,546
Income taxes ..........................      (3,450)      (6,993)          22,973                           12,530
Equity in income of subsidiaries ......      25,528       36,698                               (62,226)
                                              -----       ------          -------              --------    -------

Net Income/(Loss) .....................   $  20,016    $  25,528        $  36,698            $ (62,226)  $   20,016
                                          =========    =========        =========            =========   ==========



                                                                  METRIS COMPANIES INC.
                                          Supplemental Condensed Consolidating Statements of Cash Flows
                                                                 Year Ended December 31
                                                                  (Dollars in thousands)

1998
                                                              Metris             Guarantor        Non-Guarantor
                                                           Companies Inc.       Subsidiaries      Subsidiaries      Consolidated

Operating Activities:
Net cash provided by (used in) operating activities ....   $    97,274          $     (22,625)     $      (9,737)    $    64,912
                                                           -----------          -------------      -------------     -----------

Investing Activities:
Proceeds from sales of loans ...........................                                               1,491,832       1,491,832
Net loans originated or collected ......................         8,106                                  (909,846)       (901,740)
Credit card portfolio acquisition ......................                                                (921,558)       (921,558)
Additions to premises and equipment ....................                               (8,414)            (2,400)        (10,814)
                                                           -----------          -------------      -------------     -----------
Net cash provided by (used in) investing activities ....         8,106                 (8,414)          (341,972)       (342,280)
Financing Activities:
Net increase (decrease) in debt ........................        40,700                  7,046             19,150          66,896
Net proceeds from issuance of common stock .............      (371,464)                23,447            348,574             557
Cash dividends paid ....................................        20,039                                   (21,000)           (961)
Net proceeds from issuance of preferred stock                  200,000                                                   200,000
                                                           -----------          -------------      -------------     -----------
Net cash provided by (used in) financing activities ....      (110,725)                30,493            346,724         266,492
                                                           -----------          -------------      -------------     -----------
Net increase in cash and cash equivalents ..............        (5,345)                  (546)            (4,985)        (10,876)
Cash and cash equivalents at beginning of year .........           336                    390             47,497          48,223
                                                           -----------          -------------      -------------     -----------
Cash and cash equivalents at end of year ...............   $    (5,009)         $        (156)   $        42,512     $    37,347
                                                           ===========          =============    ===============     ===========




1997
                                                           Metris                Guarantor        Non-Guarantor
                                                        Companies Inc.          Subsidiaries      Subsidiaries     Consolidated

Operating Activities:
Net cash provided by (used in) operating activities    $   (51,357)             $      (526)      $   195,096    $   143,213
                                                       -----------               -----------      -----------    -----------
Investing Activities:
Proceeds from sales of loans .......................                                                1,665,700      1,665,700
Net loans originated or collected ..................         3,357                                 (1,234,580)    (1,231,223)
Credit card portfolio acquisition ..................                                                 (738,104)      (738,104)
Additions to premises and equipment                                                 (10,515)           (1,190)       (11,705)
                                                       -----------               -----------       -----------    -----------
Net cash provided by (used in) investing activities          3,357                  (10,515)         (308,174)      (315,332)
                                                       -----------               -----------       -----------    -----------
Financing Activities:
Decrease in interest bearing deposit ...............        (1,000)                                                   (1,000)
Net (decrease) increase in short-term borrowings ...       127,425                   11,348           (48,936)        89,837
Issuance of senior notes ...........................       100,000                                                   100,000
Cash dividends paid ................................        15,350                                    (15,927)          (577)
Capital contributions ..............................      (197,814)                                   197,814
                                                       -----------              -----------       -----------     -----------
Net cash provided by financing activities                   43,961                   11,348           132,951        188,260
                                                       -----------              -----------       -----------    -----------
Net (decrease) increase in cash and cash equivalents        (4,039)                     307            19,873         16,141
Cash and cash equivalents at beginning of year               4,375                       83            27,624         32,082
                                                       -----------              -----------       -----------    -----------
Cash and cash equivalents at end of year ...........   $       336              $       390       $    47,497    $    48,223
                                                       ===========              ===========       ===========    ===========



                              METRIS COMPANIES INC.
          Supplemental Condensed Consolidating Statements of Cash Flows
                          Year Ended December 31, 1996
                             (Dollars in thousands)


                                                            Metris       Guarantor    Non-Guarantor
                                                        Companies Inc.  Subsidiaries  Subsidiaries   Consolidated
Operating Activities:
Net cash provided by (used in) operating activities .   $   (40,549)   $    (4,991) $    129,193 $        83,653
                                                        -----------    -----------  ------------ ---------------
Investing Activities:
Proceeds from sales of loans ........................                                    952,055        952,055
Net loans originated or collected ...................       (14,105)                  (1,058,216)    (1,072,321)
Additions to premises and equipment                                         (3,782)         (331)        (4,113)
                                                        -----------    -----------  ------------ ---------------
Net cash (used in) investing activities .............       (14,105)        (3,782)     (106,492)      (124,379)
                                                        -----------    -----------  ------------ ---------------
Financing Activities:
Net (decrease) increase in short-term borrowings ....        50,172          8,856        (68,347)        (9,319)
Net proceeds from issuance of common stock ..........        47,384                                       47,384
Capital contributions                                       (38,527)                       38,527
                                                        -----------    -----------  ------------ ---------------
Net cash provided by (used in) financing activities .        59,029          8,856        (29,820)        38,065
                                                        -----------    -----------  ------------ ---------------
Net increase (decrease)  in cash and cash equivalents         4,375             83         (7,119)        (2,661)
Cash and cash equivalents at beginning of year                                             34,743         34,743
                                                        -----------    -----------  ------------ ---------------
Cash and cash equivalents at end of year ............   $     4,375   $         83    $    27,624    $    32,082
                                                        ===========   ============    ===========    ===========

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Metris Companies Inc.:

         We have audited the accompanying consolidated balance sheets of Metris Companies Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metris Companies Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


KPMG Peat Marwick LLP
Minneapolis, Minnesota
January 20, 1999, except for the last paragraph of Note 6 and the last paragraph of Note 11 which are as of March 12, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None


PART III


Item 10.  Directors and Executive Officers of the Registrant

         The information required by this item with respect to directors is set forth under "Proposal One: Election of Directors," in the Company's proxy statement for the annual meeting of shareholders to be held on May 11, 1999, which will be filed within 120 days of December 31, 1998 (the "Proxy Statement") and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of Regulation S-K, set forth in Part I of this Form 10-K under "Executive Officers of the Registrant." The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

         The information required by this item is set forth under "Compensation Tables and Compensation Matters" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is set forth under "Company Stock Owned by Officers and Directors" and "Persons Owning More Than Five Percent of Company Common Stock " in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The information required by this item is set forth under "Corporate Governance" in the Proxy Statement and is incorporated herein by reference.

         With the exception of the information incorporated by reference in Items 10-13 above, the Proxy Statement is not to be deemed filed as part of this Form 10-K.


PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) The following documents are made part of this report:


                  1.  Consolidated Financial Statements  - See Item 8 above.

                  2.  Financial Statement Schedules

                      All schedules to the consolidated financial statements normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

         (b)      Reports on Form 8-K:
                      On December 22, 1998, the Company filed a Current Report on Form 8-K to report the purchase of approximately
                      500,000   credit  card accounts form PNC National  Bank.
                      The Company  also  reported  the issue and sale to the
                      Thomas H. Lee  Company of $200   million   of  12.5%
                      Series  B Preferred    Stock, $100 million aggregate
                      principal  amount  of  12% Senior  Notes due 2006 and
                      warrants to purchase   3,750,000   shares  of  the
                      Company's Common Stock at an exercise price of $30 per share.

         (c) Exhibits: See Exhibit Index on page 65 of this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1999.


                                          METRIS COMPANIES INC.
                                                        (Registrant)


                                           By /s/ Ronald N. Zebeck
                                              -------------------------------
                                              Ronald N. Zebeck
                                              President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Metris Companies Inc., the Registrant, and in the capacities and on the dates indicated.


Signature                        Title                       Date

Principal executive              President,                  March 26, 1999
officer and director:            Chief Executive Officer
                                 and Director

/s/ Ronald N. Zebeck
-------------------------------
Ronald N. Zebeck


Principal financial officer:     Executive Vice President,   March 26, 1999
                                 Chief Financial Officer


/s/ David D. Wesselink
-------------------------------
David D. Wesselink


Principal accounting officer:    Vice President, Finance,    March 26, 1999
                                 Corporate Controller

/s/ Jean C. Benson
-------------------------------
Jean C. Benson

Directors:



/s/ Theodore Deikel                      Director         March 26, 1999
-------------------------------
Theodore Deikel


/s/ Dudley C. Mecum                      Director         March 26, 1999
-------------------------------
Dudley C. Mecum


/s/ Frank D. Trestman                    Director         March 26, 1999
-------------------------------
Frank D. Trestman


/s/ Lee R. Anderson, Sr.                 Director         March 26, 1999
-------------------------------
Lee R. Anderson, Sr.


/s/ Derek V. Smith                       Director         March 26, 1999
--------------------------------
Derek V. Smith


/s/ John A. Cleary                       Director         March 26, 1999
--------------------------------
John A. Cleary

                                  EXHIBIT INDEX

Exhibit
Number   Description of Exhibit

Charter Documents:

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-10831)).

3.2      Amended and Restated Bylaws of the Company.

Instruments Defining Rights:

4.1 Indenture, dated as of November 7, 1997, among the Company, Metris Direct, Inc. as the Guarantor, and the First National Bank of Chicago, as Trustee, including form of 10% Senior Note due 2004 and form of Guarantee by Metris Direct, Inc. (incorporated by reference to Exhibit 4.a to the Company's Registration Statement on Form S-4 (File No. 333-43771)).

4.2 Certificate of Designation of Series B Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company's
        Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.3 Certificate of Designation of Series C Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.4 Certificate of Designation of Series D Junior Participating Convertible Preferred Stock (incorporated by reference to
        Exhibit 4.3 of the Company's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.5 Securities Purchase Agreement, dated as of November 13, 1998, among the Company, the Thomas H. Lee Equity Fund IV, L.P. (the "Lee Fund") and certain affiliates of the Lee Fund (incorporated by reference to Exhibit
        10.2 to the Company's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.6 Indenture, dated as of December 9, 1998, among the Company, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.7 Registration Rights Agreement, dated as of December 9, 1998, between the Company and the Investors named therein (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.8 Warrant Agreement, dated as of December 9, 1998, between the Company and the Purchasers named therein (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

Material Contracts

10.1 Amended and Restated Pooling and Servicing Agreement, dated as of July 30, 1998, among Metris Receivables, Inc. ("MRI"), as Transferor, Direct Merchants Credit Card Bank, National Association ("DMCCB"), as Servicer, and The Bank of New York
          (Delaware), as Trustee (incorporated by reference to Exhibit 4(a) to MRI's Registration Statement on Form S-3 (File No. 333-61343)).

10.2 Amended and Restated Bank Receivables Purchase Agreement, dated as of July 30, 1998, between DMCCB and the Company (incorporated by reference to Exhibit 4(c) to MRI's Registration Statement on Form S-3 (File No. 333-61343)).

10.3 Amended and Restated Bank Receivables Purchase Agreement, dated as of July 30, 1998, between the Company and MRI (incorporated by reference to Exhibit 4(d) to MRI's Registration Statement on Form S-3 (File No. 333-61343)).

10.4 Owner Trust Agreement, dated as of July 30, 1998, among MRI and Wilmington Trust Company (incorporated by reference to Exhibit 10.1(ii) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No.
          1-12351)).

10.5 Liquidity Agreements, each dated July 30, 1998, among Metris Owner Trust, the Lenders thereto and the Administrative
          Agent (pursuant to Instruction 2 to Item 601, only one such agreement has been filed) (incorporated by reference to Exhibit 10.1(iii) to the Company's Quarterly Report on Form 10-Q for the period ended
          September 30, 1998 (File No.1-12351)).

10.6* Stock Option and Valuation Rights Agreement, dated as of March 21, 1994, between Fingerhut Companies, Inc. and Ronald N. Zebeck (incorporated by reference to Exhibit 10.l to Fingerhut Companies, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 1995 (File No. 1-8668)).

          (i)* Amendment, dated October 25, 1996 (incorporated by reference to Exhibit 10.4(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

          (ii)* Non-Qualified Stock Option Agreement pursuant to Metris Companies Long-Term Incentive and Stock Option Plan, dated as of October 25, 1996, by and between the Company and Ronald N. Zebeck (incorporated by reference to Exhibit 10.4(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

10.7 Change of Control Agreement, dated as of May 15, 1998, by and between the Company and Ronald Zebeck and a schedule of executive officers of the Company also having such an agreement with the Company, indicating the differences from the form of agreement filed (as permitted by Instruction 2 to Item 601 of regulation S-K) (incorporated by reference to
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No.
          1-12351)).

          (i) Amendment to Change in Control Severance Agreement, dated as of December 9, 1998.

         (ii)      Amended Schedule of Officers with Change of Control.

10.8* Metris Companies Inc. Long-Term Incentive and Stock Option Plan, as amended (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed May 14, 1998 (File No. 333-52627)).

           (i)*     Form of Non-Qualified Stock Option Agreement.

10.9* Metris Companies Inc. Non-Employee Director Stock Option Plan, including form of option agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No.
           1-12351)).

10.10* Metris Companies Inc. Annual Incentive Plan for Designated Corporate Officers.

10.11 Co-Brand Credit Card Agreement, dated as of October 31, 1996, between the Company, Fingerhut Corporation, and Direct Merchants Credit Card Bank, N.A. (incorporated by reference to
           Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

10.12 Extended Service Plan Agreement, dated as of October 31, 1996, between the Company, Fingerhut Corporation, and InfoChoice USA, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997
           (File No. 1-12351)).

10.13 Database Access Agreement, dated as of October 31, 1996, between the Company and Fingerhut Corporation (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

10.14 Tax Sharing Agreement, dated as of October 31, 1996, between the Company and Fingerhut Companies, Inc. (incorporated by reference to
           Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

           (i) Amendment to Tax Sharing Agreement, dated January 1, 1998, between the Company and Fingerhut Companies, Inc.

10.15 Waiver Agreement, dated as of December 8, 1998, between Fingerhut Corporation, Infochoice USA, Inc., Metris Direct, Inc., DMCCB and Metris Direct Services, Inc. (incorporated by reference to Exhibit
           10.4 to the Company's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

10.16 Data Sharing Agreement, dated as of October 31, 1996, between Fingerhut Corporation and DMCCB (incorporated by reference to Exhibit
           10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

10.17 Amended and Restated Credit Agreement, dated as of June 30, 1998 among the Company and the lenders named therein
           (incorporated by reference to Exhibit 10.18(a) to the Company's Quarterly Report on Form 10-Q for the period ended
           June 30, 1998 (File No. 1-12351)).

           (i) Amendment, dated as of December 3, 1998, to the Amended and Restated Credit Agreement, dated as of June 30, 1998, among the Company, the lenders named therein, NationsBank, N.A., as syndication agent, Deutsche Bank, as documentation agent, U.S. Bank National Association, as documentation agent, Barclays Bank PLC, as co-agent, Bank of America National Trust and Savings Association, as co-agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

           (ii) Amendment, dated as of December 7, 1998, to the Amended and Restated Credit Agreement, dated as of June 30, 1998, among the Company, the lenders named therein, NationsBank, N.A., as syndication agent, Deutsche Bank, as documentation agent, U.S. Bank National Association, as documentation agent, Barclays Bank PLC, as co-agent, Bank of America National Trust and Savings Association, as co-agent, and The Chase Manhattan Bank, as administrative agent.


10.18 Transfer and Administration Agreement, dated as of October 23, 1997, among Kitty Hawk Funding Corporation, Metris Funding Co., as Transferor, Direct Merchants Credit Card Bank, National Association as Collection Agent, and NationsBank, N.A., as Agent and Bank Investor (incorporated by reference to Exhibit 10.18(a) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 1-12351)).

10.19 Transfer and Administration Agreement, dated as of October 23, 1997, among Kitty Hawk Funding Corporation, Metris Funding Co., as Transferor, DMCCB, as Collection Agent, and NationsBank, N.A. as Agent and Bank Investor (incorporated by reference to Exhibit 10.c to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (File No. 1-12351)).

             (i) Amendment No. 4, dated October 22, 1998, to the Transfer and Administration Agreement, dated as of October 23, 1997, among Kitty Hawk Funding Corporation, Metris Funding Co., as Transferor, Direct Merchants Credit Card Bank, National Association as Collection Agent, and NationsBank, N.A., as Agent and Bank Investor.

10.20 Lease Agreement, dated as of March 28, 1997, between Nottingham Village, Inc. and Metris Direct, Inc. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

           (i) Guaranty of Lease, dated as of March 31, 1997, between Nottingham Village, Inc. and Metris Direct, Inc. (incorporated by reference to Exhibit 10.21(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

           (ii) First Amendment and Lease Agreement, dated as of October 15, 1997, among Nottingham Village, Metris Direct, Inc., and the Company (incorporated by reference to Exhibit 10.21(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

           (iii) Subordination, Non-Disturbance and Attornment Agreement, dated as of March 17, 1998 (incorporated by reference to Exhibit 10.21(iii) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-12351)).

           (iv) Tenant Estoppel Certificate, dated as of March 3, 1998, to State Farm Life Insurance Company (incorporated by reference to Exhibit 10.21(iv) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-12351)).

10.21 Lease Agreement, dated August 11, 1995, between The Equitable Life Assurance Society of the United States and Fingerhut Financial Services Corporation (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

           (i) Amendment Number One to Lease Agreement, dated August 1, 1996, between The Equitable Life Assurance Society of the United States and Fingerhut Financial Services Corporation (incorporated by reference to Exhibit 10.22(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

           (ii) Amendment Number Two to Lease Agreement, dated January 16, 1997, between WHIOP Real Estate Limited Partnership and Metris Direct, Inc. (incorporated by reference to Exhibit 10.22(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

           (iii) Amendment Number Three to Lease Agreement, dated December 4, 1997, between WHIOP Real Estate Limited Partnership and Metris Direct, Inc. (incorporated by reference to Exhibit 10.22(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

           (iv) Amendment Number Four to Lease Agreement, dated January 29, 1997, between WHIOP Real Estate Limited Partnership and Metris Direct, Inc. (incorporated by reference to Exhibit 10.22(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

           (v) Tenant Estoppel Certificate to WCB Properties Limited Partnership (incorporated by reference to Exhibit 10.22(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

10.22 Lease Agreement, dated October 31, 1995, between Exchange Limited Partnership and Fingerhut Financial Services Corporation (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

           (i) Addendum to Lease Agreement, dated October 31, 1995, between 1991 Exchange Limited Partnership and Fingerhut Financial Services Corporation (incorporated by reference to Exhibit 10.23(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

           (ii) Corporate Guaranty of Lease, dated October 31, 1995, between 1991 Exchange Limited Partnership and Fingerhut Financial Services Corporation (incorporated by reference to Exhibit 10.23(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

           (iii) First Amendment to Lease, dated February 14, 1996, between 1991 Exchange Limited Partnership and Fingerhut Financial Services Corporation (incorporated by reference to Exhibit 10.23(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

           (iv) Tenant Estoppel Certificate to Eagle Investments Limited Liability Company, Bank One, Oklahoma City and 1991 Exchange Limited Partnership, dated January, 1996, from Fingerhut Financial Services Corporation (incorporated by reference to Exhibit 10.23(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

           (v) Third Amendment to Lease, dated December 22, 1998, between Exchange Center, L.L.C. and Fingerhut Financial
                    Services Corporation.


10.23 Lease Agreement, dated December 11, 1996, between Koger Equity, Inc. and Metris Direct, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

           (i) Lease Amendment, dated June 27, 1997, between Koger Equity, Inc. and Metris Direct, Inc. (incorporated by reference to Exhibit 10.24(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

           (ii) Lease Amendment, dated October 15,1997, between Koger Equity, Inc. and Metris Direct, Inc. (incorporated by reference to Exhibit 10.24(ii) to the Company's Annual Report on Form 10-K for the year ended December
                    31, 1997 (File No. 1-12351)).

           (iii) Lease Amendment, dated July 10, 1998, between Koger Equity, Inc. and Metris Direct, Inc.

10.24 Transfer and Administration Agreement, dated December 9, 1998, among Enterprise Funding Corporation, Park Avenue Receivables Corporation, Sheffield Receivables Corporation, Metris Asset Funding Co., Direct Merchants Credit Card Bank, National Association, N.A.

10.25 Receivables Purchase Agreement, dated December 9, 1998, between the Company and Metris Asset Funding Co.

Other Exhibits

11                Computation of Earnings Per Share.

12(a)             Computation of Ratio of Earnings to Fixed Charges.

12(b)             Computation of Ratio of Earnings to Fixed Charges and
                  Preferred Dividends.

13 Pages 18 to 62 of the 1998 Annual Report to Shareholders. The 1998 Annual Report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated herein by reference.

21                Subsidiaries of the Company.

23                Independent Auditors' Consent.

27                Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.