Form 10-Q
period 1999-03-31
METRIS COMPANIES INC
filed 1999-05-12
CIK 1021061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended                     March 31, 1999

                                       or

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

                 Yes   X                                   No _____

As of April 30, 1999, 19,291,000 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




                                 March 31, 1999

                                                                          Page

PART I.           FINANCIAL INFORMATION


         Item 1.      Consolidated Financial Statements (unaudited):
                             Consolidated Balance Sheets......................3
                             Consolidated Statements of Income................4
                             Consolidated Statements of Cash Flows............5
                             Notes to Consolidated Financial Statements.......6

         Item 2.      Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations......................................17

         Item 3.      Quantitative and Qualitative Disclosures
                             About Market Risk...............................29


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings...........................................30

         Item 2. Changes in Securities.......................................31

         Item 3. Defaults Upon Senior Securities.............................31

         Item 4. Submission of Matters to a Vote of Security Holders.........31

         Item 5. Other Information...........................................32

         Item 6.      Exhibits and Reports on Form 8-K.......................32

                      Signatures............................................ 33

                          Part I. Financial Information


ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data) (Unaudited)

                                                                              March 31,     December 31,
                                                                                1999           1998
                                                                          ----------------  -------------
Assets:
Cash and due from banks ................................................   $    15,844   $    22,114
Federal funds sold .....................................................        90,796        15,060
Short-term investments .................................................         9,957           173
                                                                               -------        ------
     Cash and cash equivalents .........................................       116,597        37,347
                                                                               -------        ------
Retained interests in loans securitized ................................       844,582       753,469
         Less:  Allowance for loan losses ..............................       450,672       393,283
                                                                               -------        ------
     Net retained interests in loans securitized .......................       393,910       360,186
                                                                               -------        ------
Loans held for securitization ..........................................        12,740         3,430
Property and equipment, net ............................................        22,400        21,982
Accrued interest and fees receivable ...................................         8,350         6,009
Prepaid expenses and deferred charges ..................................        67,780        59,104
Deferred income taxes ..................................................       178,815       153,021
Customer base intangible ...............................................        71,678        81,892
Other receivables due from credit card
   securitizations, net ................................................       166,198       185,935
Other assets ...........................................................        38,097        36,813
                                                                               -------        ------
     Total assets ......................................................   $ 1,076,565   $   945,719
                                                                           ===========   ===========
Liabilities:
Debt ...................................................................   $   373,897   $   310,896
Accounts payable .......................................................        53,201        19,091
Current income taxes payable ...........................................        36,520        31,783
Deferred income ........................................................       125,195       124,892
Accrued expenses and other liabilities .................................        33,090        26,075
                                                                               -------        ------
     Total liabilities .................................................       621,903       512,737
                                                                               -------        ------
Stockholders' Equity:
Preferred stock, par value $.01 per share;
     10,000,000 shares authorized, 552,013 and 539,866 shares issued and
     outstanding, respectively .........................................       205,625       201,100
Common  stock,  par  value $.01 per share; 100,000,000 shares authorized,
     19,261,945 and 19,259,750 shares respectively, issued and outstanding,
     respectively ......................................................           193           193
Paid-in capital ........................................................       107,847       107,615
Retained earnings ......................................................       140,997       124,074
                                                                               -------        ------
     Total stockholders' equity ........................................       454,662       432,982
                                                                               -------        ------
     Total liabilities and stockholders' equity ........................   $ 1,076,565   $   945,719
                                                                           ===========   ===========

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data) (Unaudited)


                                                                        Three Months Ended
                                                                             March 31,
                                                                         1999         1998
                                                                         ----         ----
Interest Income:
Credit card loans and retained interests in loans securitized .....   $  41,277   $  25,885
Federal funds sold ................................................         207         481
Other .............................................................         379         421
                                                                        -------      ------
     Total interest income ........................................      41,863      26,787
Interest expense ..................................................       9,375       6,643
                                                                        -------      ------
Net Interest Income ...............................................      32,488      20,144
Provision for loan losses .........................................      39,309      20,042
                                                                        -------      ------
Net interest income (expense) after provision for loan losses            (6,821)        102
                                                                        -------      ------
Other Operating Income:
Net securitization and credit card servicing income ...............      76,998      34,907
Credit card fees, interchange and other credit card income ........      21,309      13,021
Fee-based services revenues .......................................      37,536      24,568
                                                                        -------      ------
                                                                        135,843      72,496
                                                                        -------      ------

Other Operating Expense:
Credit card account and other product
      solicitation and marketing expenses .........................      22,945      10,150
Employee compensation .............................................      23,318      15,088
Data processing services and communications .......................      10,282       8,857
Third-party servicing expenses ....................................       3,646       2,571
Warranty and debt waiver underwriting and claims servicing expenses       3,980       2,875
Credit card fraud losses ..........................................       1,263       1,316
Other .............................................................      28,228      13,491
                                                                        -------      ------
                                                                         93,662      54,348
                                                                        -------      ------
Income Before Income Taxes ........................................      35,360      18,250
Income taxes ......................................................      13,720       7,026
                                                                        -------      ------
Net Income ........................................................      21,640      11,224
Preferred stock dividends .........................................       4,525
                                                                        -------      ------
Net Income Available To Common Stockholders .......................   $  17,115   $  11,224
                                                                      =========   =========

Earnings Per Share:
Basic .............................................................   $     .89    $    .58
Diluted ...........................................................   $     .85    $    .55

Shares used to compute earnings per share:
Basic .............................................................      19,259      19,225
Diluted ...........................................................      20,132      20,296

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                          1999        1998
                                                       ---------   -----------
Operating Activities:
Net income ........................................   $  21,640    $  11,224
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization ................      20,504        8,917
     Change in allowance for loan losses ..........      57,389       47,018
     Changes in operating assets and liabilities:
         Accrued interest and fees receivable .....      (2,341)      (1,260)
         Prepaid expenses and deferred charges ....     (14,270)      (6,785)
         Deferred income taxes ....................     (25,794)     (24,535)
         Accounts payable and accrued expenses ....      41,125       (3,100)
         Other receivables due from credit card
                  securitizations, net ............      19,737        3,609
         Current income taxes payable .............       4,737       22,825
         Deferred income ..........................         303        8,918
         Other ....................................      (4,946)         685
                                                       ---------     --------
Net cash provided by operating activities .........     118,084       67,516
                                                       ---------     --------

Investing Activities:
Proceeds from/repayments of securitized loans .....    (302,597)      33,549
Net loans originated or collected .................     202,174      (69,747)
Additions to premises and equipment ...............      (1,452)      (1,961)
                                                       ---------     --------
Net cash used in investing activities .............    (101,875)     (38,159)
                                                       ---------     --------

Financing Activities:
Net increase (decrease)in debt ....................      63,001      (14,000)
Cash dividends paid ...............................        (192)        (192)
Net proceeds from issuance of common stock ........         232
                                                       ---------     --------
Net cash provided by (used in) financing activities      63,041      (14,192)
                                                       ---------     --------
Net increase in cash and cash equivalents .........      79,250       15,165
Cash and cash equivalents at beginning of period ..      37,347       48,223
                                                       ---------     --------
Cash and cash equivalents at end of period ........   $ 116,597    $  63,388
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

         Prior to September 1998, the Company was 83% owned by Fingerhut Companies, Inc. ("FCI"). On September 25, 1998, FCI distributed the remaining shares of the Company to shareholders of FCI in a tax free distribution (the "Spin Off").

         All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.

Interim Financial Statements

         The unaudited interim consolidated financial statements and related unaudited financial information in the footnotes have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Such interim financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company and the results of its operations and its cash flows for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

         The securitization and sale of credit card loans changes the Company's interest in such loans from lender to servicer, with a corresponding change in how revenue is reported in the statements of income. For securitized and sold credit card loans, amounts that otherwise would have been recorded as interest income, interest expense, fee income and provision for loan losses are instead reported in other operating income as "Net securitization and credit card servicing income." The Company has various receivables from the Trust or Conduit and other assets as a result of securitizations, including: amounts deposited in an investor reserve account held by the Trust for the benefit of the Trust's security holders; amounts due from interest rate caps, swaps and floors; accrued interest and fees on the securitized receivables; servicing fee receivables; and various other receivables. These amounts are reported as "other receivables due from credit card securitizations, net" on the consolidated balance sheets. The provision for loan losses reflected on the statements of income in "Net securitization and credit card servicing income" was $139.5 million and $106.0 million for the three month periods ended March 31, 1999 and 1998, respectively.

         Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing loan portfolio, effectively reducing the Company's retained interests in loans securitized to a fair value presentation.

Statements of Cash Flows

         Cash paid for interest during the three month periods ended March 31, 1999 and 1998, was $3.5 million and $2.0 million, respectively. Cash paid for income taxes for the same periods was $34.6 million and $8.7 million, respectively.

Earnings Per Share

         The following table presents the computation of basic and diluted weighted average shares used in the per share calculations:

                                                Three Months Ended
                                                     March 31,
                                                 1999       1998
                                                 ----       ----
(In thousands, except per share amounts)
Net income ..................................   $21,640   $11,224
Preferred dividends .........................     4,525
                                                -------   -------
Net income available to common stockholders .   $17,115   $11,224
                                                =======   =======

Weighted average common shares outstanding .. 19,259 19,225 Adjustments for dilutive securities:
Assumed exercise of outstanding stock options       873     1,071
                                                -------   -------
Diluted common shares .......................    20,132    20,296
                                                =======   =======
Earnings per share:
     Basic ..................................   $   .89   $   .58
     Diluted ................................   $   .85   $   .55


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses is as follows:

                                               Three Months Ended
                                                    March 31,
                                                  1999     1998
                                                  ----     ----
(In thousands)
Balance at beginning of period .............   $393,283  $244,084
Provision for loan losses ..................     39,309    20,042
Provision for loan losses (1) ..............    139,533   105,993
Loans charged-off ..........................    128,163    81,664
Recoveries .................................      6,710     2,647
                                                -------    ------
Net loan charge-offs .......................    121,453    79,017
                                                -------    ------
Balance at end of period ...................   $450,672  $291,102
                                               ========  ========


(1) Amounts are included in "Net securitization and credit card servicing income."

NOTE 4 - SEGMENTS

         The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in two principal areas: consumer credit products and fee-based services. The Company's primary consumer credit products are unsecured credit cards, including the Direct Merchants Bank MasterCard(R) and Visa(R). The Company's credit card accounts include customers obtained from the Fingerhut Database and other customers for whom general credit bureau information is available.

         The Company markets its fee-based services, including (i) debt waiver protection for unemployment, disability, and death, (ii) membership programs such as card registration, purchase protection and other club memberships, and
(iii) third-party insurance, directly to its credit card customers and customers of third parties. The Company currently administers its extended service plans sold through a third-party retailer, and the customer pays the retailer directly. In addition, the Company develops customized targeted mailing lists from information contained in the Company's databases for use by unaffiliated companies in their own product solicitation efforts that do not directly compete with those of the Company.

         The information in the following tables is derived directly from internal segment reporting used for management purposes. The expenses, assets and liabilities attributable to corporate functions are not allocated to the operating segments. There were no operating assets located outside of the United States for the periods presented.

         The segment information reported below is presented on a managed basis. Management uses this basis to review segment performance and to make operating decisions. To do so, the income statement and balance sheet are adjusted to reverse the effects of securitizations. Presentation on a managed basis is not in conformity with generally accepted accounting principles. The elimination column in the segment table includes adjustments to present the information on an owned basis as reported in the financial statements of this quarterly report.

         Employee compensation, data processing services and communications, third party servicing expenses, and other expenses including occupancy, depreciation and amortization, professional fees, and other general and administrative expenses have not been allocated to the operating segments. These expenses are included in the reconciliation of the income before income taxes for the reported segments to the consolidated total. The Company does not allocate capital expenditures for leasehold improvements, capitalized software and furniture and equipment to operating segments.

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


                                              Three Months Ended March 31, 1999

                             Consumer Credit  Fee-Based
                               Products       Services   Reconciliation (a)   Consolidated
(In thousands)
Interest revenue .........   $  257,029      $      847  $    (216,013) (b)   $   41,863
Interest expense .........       69,474                        (60,099) (c)        9,375
                                 ------         -------        -------             -----
  Net interest income ....      187,555             847       (155,914)           32,488

Other revenue ............       81,926          37,536         16,381           135,843
Total revenue ............      338,955          38,383       (199,632)          177,706

Income before income taxes       79,921(d)       20,913 (d)    (65,474) (e)       35,360
Income taxes .............                                      13,720            13,720

Total assets .............   $5,118,901      $   62,734  $  (4,105,070) (f)   $1,076,565



                                              Three Months Ended March 31, 1998

                            Consumer Credit   Fee-Based
                               Products       Services   Reconciliation(a)    Consolidated
(In thousands)
Interest revenue .........   $  174,859      $           $    (148,072)       $   26,787
Interest expense .........       53,824                        (47,181)            6,643
                                 ------         -------        -------             -----
  Net interest income ....      121,035                       (100,891)           20,144

Other revenue ............       53,030          24,568         (5,102)           72,496
Total revenue ............      227,889          24,568       (153,174)           99,283

Income before income taxes       40,591 (d)      17,666(d)     (40,007) (e)       18,250
Income taxes .............                                       7,026             7,026

Total assets .............   $3,544,718      $   33,136  $  (3,013,518) (f)   $  564,336

  (a) The reconciliation column includes: intercompany eliminations; amounts not allocated to segments; and adjustments to the amounts reported on a managed basis to reflect the effects of securitization.

  (b) The reconciliation to consolidated owned interest revenue includes the elimination of $0.8 million of intercompany interest received by the fee-based services segment from the consumer credit products segment for the three months ended March 31, 1999.

  (c) The reconciliation to consolidated owned interest expense includes the elimination of $0.8 million of intercompany interest paid by the consumer credit products segment to the fee-based services segment for the three months ended March 31, 1999.

  (d) Income before income taxes includes intercompany commissions paid by the fee-based services segment to the consumer credit products segment for successful marketing efforts to consumer credit products cardholders of $0.7 million and $0.9 million for the three months ended March 31, 1999 and 1998, respectively.

  (e) The reconciliation to the owned income before income taxes includes: unallocated costs related to employee compensation; data processing and communications; third party servicing expenses; and other expenses. The majority of these expenses, although not allocated for the internal segment reporting used by management, relate to the consumer credit products segment.

  (f) Total assets include the assets attributable to corporate functions not allocated to operating segments and the removal of investors interests in securitized loans to present total assets on an owned basis.

NOTE 5 - SUBSEQUENT EVENT

              On May 10, 1999, the Company announced that it had entered into a definitive agreement with GE Capital ("GE"), a unit of General Electric Company to acquire a portfolio of approximately 563,000 active accounts and approximately $1.3 billion of credit card receivables. The consideration to be paid by the Company to GE will be based on the par value of the receivables in the GE portfolio at the time of the closing, subject to certain adjustments. The Company intends to finance the GE portfolio acquisition with proceeds from the sale of the portfolio's credit card receivables to one or more conduits. The GE portfolio acquisition is expected to close in the second quarter of 1999.


NOTE 6 - DEBT

         On June 30, 1998, the Company executed a $200 million, three-year revolving credit facility and a $100 million five-year term loan (the "New Credit Facility") with a syndicate of banks and money market mutual funds. This agreement became effective upon the Spin Off from FCI on September 25, 1998. The New Credit Facility which is not guaranteed by FCI replaced the Company's $300 million, five-year revolving credit facility (the "Old Credit Facility"). The New Credit Facility is secured by receivables and general intangibles of the Company and Metris Direct, Inc. and all subsidiary stock other than non-United States organized corporations and guaranteed by Metris Direct, Inc. Financial covenants in the New Credit Facility include, but are not limited to, requirements concerning minimum net worth, minimum tangible net worth to net managed receivables and tangible net worth plus reserves to delinquent receivables. At March 31, 1999, the Company was in compliance with all financial covenants under this agreement. At March 31, 1999 and December 31, 1998, the Company had outstanding borrowings of $107 million and $110 million, respectively, under the New Credit Facility. The weighted average interest rates on the borrowings at March 31, 1999 and December 31, 1998, were 8.0% and 7.9%, respectively.

         Beginning in the first quarter 1999, Direct Merchants Bank began issuing jumbo certificates of deposit ("CDs"). These CDs are issued in increments of $100,000 and are sold through third party investment banks. As of March 31, 1999, $65.7 million of CDs were outstanding with maturities ranging from six months to two years and fixed interest rates ranging from 4.9% to 5.5%.

         In November 1997, the Company issued and sold $100 million of 10% Senior Notes due 2004 (the "Senior Notes"). The Senior Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc. (the "Guarantor"), and all future subsidiaries of the Company that guarantee any of the Company's indebtedness, including the New Credit Facility. The guarantee is an unsecured obligation of the Guarantor and ranks pari passu with all existing and future unsubordinated indebtedness. As part of the Thomas H. Lee Company investment, the Company issued $100 million in Lee Senior Notes which are similar in all material respects to the Senior Notes. The Company also has approximately $0.9 million of debt with local governments to support growth in those areas.

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

                              METRIS COMPANIES INC.
                    Supplemental Consolidating Balance Sheets
                                 March 31, 1999
                             (Dollars in thousands)
                                    Unaudited

                                                 Metris       Guarantor    Non-Guarantor
                                             Companies Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
Assets:
Cash and cash equivalents ................   $      (589)    $      632    $  116,554    $              $   116,597
Net retained interests in loans
   securitized ...........................          (134)                     394,044                       393,910
Loans held for securitization ............         2,152                       10,588                        12,740
Property and equipment, net ..............                       18,510         3,890                        22,400
Prepaid expenses and deferred charges             30,105         14,969        22,706                        67,780
Deferred income taxes ....................         1,018         17,407       160,390                       178,815
Customer base intangible .................                                     71,678                        71,678
Other receivables due from credit card
   securitizations, net ..................            33                      166,165                       166,198
Other assets .............................         5,484          7,692        33,271                        46,447
Investment in subsidiaries ...............       753,380        768,710                   (1,522,090)
                                                 -------        -------       -------     ----------        -------
Total assets .............................   $   791,449     $  827,920    $  979,286    $(1,522,090)   $ 1,076,565
                                             ===========     ==========    ==========    ===========    ===========

Liabilities:
Debt .....................................   $   333,562     $   10,513    $   29,822    $              $   373,897
Accounts payable .........................           269         13,478        39,454                        53,201
Current income taxes payable .............       (33,885)       (13,873)       84,278                        36,520
Deferred income ..........................        29,335         43,362        52,498                       125,195
Accrued expenses and other liabilities             7,506         21,060         4,524                        33,090
                                                 -------        -------       -------     ----------        -------
Total liabilities ........................       336,787         74,540       210,576                       621,903
Total stockholders' equity ...............       454,662        753,380       768,710     (1,522,090)       454,662
                                                 -------        -------       -------     ----------        -------
Total liabilities and stockholders' equity   $   791,449     $  827,920    $  979,286    $(1,522,090)   $ 1,076,565
                                             ===========     ==========    ==========    ===========    ===========

                              METRIS COMPANIES INC.
                    Supplemental Consolidating Balance Sheets
                                December 31, 1998
                             (Dollars in thousands)
                                    Unaudited

                                                 Metris       Guarantor    Non-Guarantor
                                             Companies Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
Assets:
Cash and cash equivalents........            $    (5,007)    $     (156)   $   42,510    $              $    37,347
Net retained interests in loans
   securitized ..................                    (97)                     360,283                       360,186
Loans held for securitization ...                  1,876                        1,554                         3,430
Property and equipment, net .....                                18,243         3,739                        21,982
Prepaid expenses and deferred
   charges ......................                 30,487         17,833        10,784                        59,104
Deferred income taxes ...........                  1,049         19,427       132,545                       153,021
Customer base intangible ........                                              81,892                        81,892
Other receivables due from credit
   card securitizations, net ....                                             185,935                       185,935
Other assets ....................                  5,989          6,989        29,844                        42,822
Investment in subsidiaries                       756,455        774,986                   (1,531,441)
                                             -----------     ----------    ----------    -----------    -----------
Total assets ....................            $   790,752     $  837,322    $  849,086    $(1,531,441)   $   945,719
                                             ===========     ==========    ==========    ===========    ===========

Liabilities:
Debt ............................            $   317,298     $   15,021    $  (21,423)   $              $   310,896
Accounts payable ................                  3,140          3,786        12,165                        19,091
Current income taxes payable ....                  3,722         (5,692)       33,753                        31,783
Deferred income .................                 31,753         47,515        45,624                       124,892
Accrued expenses and other
   liabilities ..................                  1,857         20,237         3,981                        26,075
                                             -----------     ----------    ----------                   -----------
Total liabilities ...............                357,770         80,867        74,100                       512,737
Total stockholders' equity                       432,982        756,455       774,986     (1,531,441)       432,982
                                             -----------     ----------    ----------    -----------    -----------
Total liabilities and
   stockholders' equity .........            $   790,752     $  837,322    $  849,086    $(1,531,441)   $   945,719
                                             ===========     ==========    ==========    ===========    ===========

                              METRIS COMPANIES INC.
                 Supplemental Consolidating Statements of Income
                        Three Months Ended March 31, 1999
                             (Dollars in thousands)
                                    Unaudited

                                                 Metris       Guarantor    Non-Guarantor
                                             Companies Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
Net Interest Income/(Expense) ...............$    (9,367)    $     (108)   $    41,963   $              $    32,488
Provision for loan losses ...................        245                        39,064                       39,309
                                             -----------     ----------    -----------                  -----------
Net Interest Income/(Expense) After
   Provision for Loan Losses ...............      (9,612)          (108)         2,899                       (6,821)
                                             -----------     ----------    -----------                  -----------
Other Operating Income:
Net securitization and credit card
   servicing income ........................       1,792                        75,206                       76,998
Credit card fees, interchange and other income       222           (135)        21,222                       21,309
Fee-based services revenues ..................                   11,094         26,442                       37,536
                                             -----------     ----------    -----------                  -----------
                                                   2,014         10,959        122,870                      135,843
                                             -----------     ----------    -----------                  -----------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses .......                    8,160         14,785                       22,945
Employee compensation ........................                   21,010          2,308                       23,318
Data processing services and communications ..                    1,416          8,866                       10,282
Third-party servicing expenses
                                                                (15,816)        19,462                        3,646
Warranty and debt waiver underwriting
   and claims servicing expenses .............                    1,347          2,633                        3,980
Credit card fraud losses .....................         3                         1,260                        1,263
Other ........................................       400          9,425         18,403                       28,228
                                             -----------     ----------    -----------                  -----------
                                                     403         25,542         67,717                       93,662
                                             -----------     ----------    -----------                  -----------
Income/(Loss) Before Income Taxes and
   Equity in Income of Subsidiaries ..........    (8,001)       (14,691)        58,052                       35,360
Income taxes .................................    (3,105)        (5,913)        22,738                       13,720
Equity in income of subsidiaries .............    26,536         35,314                      (61,850)
                                             -----------     ----------    -----------   -----------    -----------
Net Income/(Loss) ...........................$    21,640     $   26,536    $    35,314   $   (61,850)   $    21,640
                                             ===========     ==========    ===========   ===========    ===========


                              METRIS COMPANIES INC.
                 Supplemental Consolidating Statements of Income
                        Three Months Ended March 31, 1998
                             (Dollars in thousands)
                                    Unaudited

                                                 Metris       Guarantor    Non-Guarantor
                                             Companies Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
Net Interest Income/(Expense) .........      $    (3,085)    $   (4,374)   $    27,603   $              $    20,144
Provision for loan losses .............               50                        19,992                       20,042
                                             -----------     ----------    -----------                   -----------
Net Interest Income/(Expense) After
   Provision for Loan Losses ..........           (3,135)        (4,374)         7,611                          102
                                             -----------     ----------    -----------                   -----------
Other Operating Income:
Net securitization and credit card
   servicing income ...................            3,660                        31,247                       34,907
Credit card fees, interchange and other
   income .............................               45                        12,976                       13,021
Fee-based services revenues ...........                           6,098         18,470                       24,568
                                             -----------     ----------    -----------                   -----------
                                                   3,705          6,098         62,693                       72,496
                                             -----------     ----------    -----------                   -----------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses                            3,935          6,215                       10,150
Employee compensation .................                          13,576          1,512                       15,088
Data processing services and
   communications .....................                           1,360          7,497                        8,857
Third-party servicing expenses ........             (266)       (11,552)        14,389                        2,571
Warranty and debt waiver underwriting
   and claims servicing expenses ......                             462          2,413                        2,875
Credit card fraud losses ..............               12                         1,304                        1,316
Other .................................              137          5,716          7,638                       13,491
                                             -----------     ----------    -----------                   -----------
                                                    (117)        13,497         40,968                       54,348
                                             -----------     ----------    -----------                   -----------
Income/(Loss) Before Income Taxes and
   Equity in Income of Subsidiaries ...              687        (11,773)        29,336                       18,250
Income taxes ..........................              264         (4,649)        11,411                        7,026
Equity in income of subsidiaries
                                                  10,801         17,925                      (28,726)
                                             -----------     ----------    -----------   -----------    -----------
Net Income/(Loss) .....................      $    11,224     $   10,801    $    17,925   $   (28,726)   $    11,224
                                             ===========     ==========    ===========   ===========    ===========


                              METRIS COMPANIES INC.
          Supplemental Condensed Consolidating Statements of Cash Flows
                        Three Months Ended March 31, 1999
                             (Dollars in thousands)
                                    Unaudited


                                                        Metris          Guarantor     Non-Guarantor
                                                      Companies Inc.   Subsidiaries   Subsidiaries    Consolidated

Operating Activities:
Net cash provided by (used in) operating activities   $ (41,223)       $    (5,210)   $   164,517     $   118,084
                                                      ---------        -----------    -----------     -----------
Investing Activities:
Proceeds from/repayments of securitized loans .....                                      (302,597)       (302,597)
Net loans originated or collected .................        (275)                          202,449         202,174
Additions to premises and equipment ...............                         (1,472)            20          (1,452)
                                                      ---------        -----------    -----------     -----------
Net cash used in investing activities .............        (275)            (1,472)      (100,128)       (101,875)
                                                      ---------        -----------    -----------     -----------
Financing Activities:
Net (decrease) increase in debt ...................      16,264             (4,508)        51,245          63,001
Cash dividends paid ...............................        (192)              (804)           804            (192)
Net proceeds from the issuance of common stock           29,846             12,782        (42,396)            232
                                                      ---------        -----------    -----------     -----------
Net cash provided by financing activities .........      45,918              7,470          9,653          63,041
                                                      ---------        -----------    -----------     -----------
Net increase in cash and cash equivalents .........       4,420                788         74,042          79,250
Cash and cash equivalents at beginning of period ..      (5,009)              (156)        42,512          37,347
                                                      ---------        -----------    -----------     -----------
Cash and cash equivalents at end of period ........   $    (589)       $       632    $   116,554     $   116,597
                                                      =========        ===========    ===========     ===========




                              METRIS COMPANIES INC.
          Supplemental Condensed Consolidating Statements of Cash Flows
                        Three Months Ended March 31, 1998
                             (Dollars in thousands)
                                    Unaudited


                                                        Metris          Guarantor     Non-Guarantor
                                                      Companies Inc.   Subsidiaries   Subsidiaries    Consolidated
Operating Activities:
Net cash provided by (used in) operating activities   $  (4,934)       $   (10,437)   $    82,887     $    67,516
                                                      ---------       ------------    ------------    -----------
Investing Activities:
Proceeds from/repayments of securitized loans ......                                       33,549          33,549
Net loans originated or collected ..................      6,345                           (76,092)        (69,747)
Additions to premises and equipment ................                        (2,306)           345          (1,961)
                                                      ---------       ------------    ------------    -----------
Net cash provided by (used in) investing activities       6,345             (2,306)       (42,198)        (38,159)
                                                      ---------       ------------    ------------    -----------
Financing Activities:
Net (decrease) increase in debt ....................    (47,540)           (10,828)        44,368         (14,000)
Cash dividends paid ................................      6,808                            (7,000)           (192)
Capital contributions ..............................     40,594             22,964        (63,558)
                                                      ---------       ------------    ------------    -----------
Net cash (used in) provided by financing activities        (138)            12,136        (26,190)        (14,192)
                                                      ---------       ------------    ------------    -----------
Net (decrease) increase in cash and cash equivalents      1,273               (607)        14,499          15,165
Cash and cash equivalents at beginning of period ...        337                390         47,496          48,223
                                                      ---------       ------------    ------------    -----------
Cash and cash equivalents at end of period .........  $   1,610       $       (217)   $     61,995    $    63,388
                                                      =========       ============    ============    ===========





ITEM 2.
                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. and its subsidiaries (collectively, the "Company"). This discussion should be read in conjunction with the following documents for a full understanding of the Company's financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report to Shareholders; the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998; and the Proxy Statement for the 1999 Annual Meeting of Shareholders. In addition, this discussion should be read in conjunction with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.

Results of Operations

         Net income for the three months ended March 31, 1999, was $21.6 million, or $.85 per share, up 93% from $11.2 million, or $.55 per share for the first quarter of 1998. The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $5.2 billion for the first quarter 1999 from $3.6 billion for the first quarter 1998, an increase of 45%, and growth in total credit card accounts to 2.9 million at March 31, 1999, from 2.2 million at March 31, 1998.

Managed Loan Portfolio

         The Company analyzes its financial performance on a managed loan portfolio basis. To do so, the income statement and balance sheet are adjusted to reverse the effects of securitization. The Company's discussion of revenues, where applicable, and provision for loan losses includes comparisons to amounts reported in the Company's consolidated statements of income ("owned basis") as well as on a managed basis.

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

                                                 March 31,   December 31,    March 31,
                                                   1999         1998          1998
                                                   ----         ----          ----
(Dollars in thousands)
Period-end balances
Credit card loans:
   Loans held for securitization ...........   $   12,740   $    3,430   $   29,933
   Retained interests in loans securitized .      844,582      753,469      487,506
   Investors' interests in securitized loans    4,255,545    4,558,143    3,099,837
                                                ---------    ---------    ---------
Total managed loan portfolio ...............   $5,112,867   $5,315,042   $3,617,276
                                               ==========   ==========   ==========


                                                  Three Months Ended
                                                       March 31,
                                                  1999         1998
                                                  ----         ----
(Dollars in thousands)
Average balances
Credit card loans:
   Loans held for securitization ...........   $   62,130  $   33,540
   Retained interests in loans securitized .      761,627     493,565
   Investors' interests in securitized loans    4,421,260   3,094,982
                                                ---------   ---------
Total managed loan portfolio ...............   $5,245,017  $3,622,087
                                               ==========  ==========

Impact of Credit Card Securitizations

         The following table provides a summary of the effects of credit card securitizations on selected line items of the Company's statements of income for each of the periods presented, as well as selected financial information on both an owned and managed loan portfolio basis:

                                                            Three Months Ended
                                                                March 31,
                                                        1999             1998
                                                        ----             ----
(Dollars in thousands)
Statements of Income (owned basis):
   Net interest income ..............            $       32,488   $      20,144
   Provision for loan losses ........                    39,309          20,042
   Other operating income ...........                   135,843          72,496
   Other operating expense ..........                    93,662          54,348
                                                         ------          ------
   Income before income taxes .......            $       35,360   $      18,250
                                                ===============    ============
Adjustments for Securitizations:
   Net interest income ..............            $      155,914   $     100,891
   Provision for loan losses ........                   139,533         105,993
   Other operating income ...........                   (16,381)          5,102
   Other operating expense
                                                         ------          ------
   Income before income taxes .......            $                $
                                                ===============    ============

Statements of Income (managed basis):
   Net interest income ..............           $       188,402   $     121,035
   Provision for loan losses ........                   178,842         126,035
   Other operating income ...........                   119,462          77,598
   Other operating expense ..........                    93,662          54,348
                                                         ------          ------
   Income before income taxes .......           $        35,360   $      18,250
                                                ===============    ============

Other Data:
Owned Basis:
Average interest-earning assets .....           $       889,240   $     594,393
Return on average assets ............                       8.5%            7.4%
Return on average equity ............                      19.6%           25.0%
Net interest margin (1) .............                      14.8%           13.7%
Managed Basis:
Average interest-earning assets .....                 5,310,500   $   3,689,375
Return on average assets ............                       1.6%            1.2%
Return on average equity ............                      19.6%           25.0%
Net interest margin (1) .............                      14.4%           13.3%

(1) Net interest margin is equal to annualized net interest income divided by average interest-earning assets.

Risk-Based Pricing

         The Company prices credit card offers based on a prospect's risk profile prior to solicitation. The Company evaluates a prospect to determine credit needs, credit risk, and existing credit availability and then develops a customized offer that includes the most appropriate product, brand, pricing and credit line. After credit card accounts are opened, the Company periodically monitors customers' internal and external credit performance and periodically recalculates behavior, revenue, attrition and bankruptcy predictors. As customers evolve through the credit life cycle and are regularly rescored, the lending relationship can evolve to include more competitive (or more restrictive) pricing and product configurations. These analyses consider the overall profitability of accounts using both credit information and the profitability from selling fee-based services to the customers.

Net Interest Income

         Net interest income consists primarily of interest earned on the Company's credit card loans less interest expense on borrowings to fund the loans. Managed net interest income for the three month period ended March 31, 1999, was $188.4 million compared to $121.0 million for the same period in 1998. This increase was primarily due to a $1.6 billion increase in average managed loans over the comparable period in 1998.

         Managed net interest margin was 14.4% for the three month period ended March 31, 1999, compared to 13.3% for the same period in 1998. The first quarter 1999 net interest margin was favorably impacted by the targeted repricing of the Company's core portfolio and the repricing of the PNC portfolio. Financing costs as a percent of borrowings for the first quarter of 1999 were 5.9%, compared with 6.4% in the first quarter of 1998.

         The following table provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three month periods ended March 31, 1999 and 1998:

Analysis of Average Balances, Interest and Average Yields and Rates


                                                                                 Three Months Ended March 31,
                                                                          1999                                   1998
                                                 ------------------------------------- ---------------------------------------------
                                                         Average                      Yield/      Average                    Yield/
                                                         Balance          Interest     Rate       Balance       Interest     Rate
(Dollars in thousands)
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold ................................... $    31,272     $       207      2.7%   $    35,409    $       481    5.5%
Short-term investments ...............................      34,211             379      4.5%        31,879            421    5.4%
Credit card loans and retained interests in loans
   securitized .......................................     823,757          41,277     20.3%       527,105         25,885   19.9%
                                                           -------          ------     ----        -------         ------   ----
Total interest-earning assets ........................ $   889,240     $    41,863     19.1%   $   594,393    $    26,787   18.3%

Other assets .........................................     586,818                                 298,497
Allowances for loan losses ...........................    (440,116)                               (276,475)
                                                          --------                                --------
   Total assets ...................................... $ 1,035,942                             $   616,415
                                                       ===========                             ===========

Liabilities and Equity:
Interest-bearing liabilities ......................... $   389,288     $     9,375      9.8%   $   296,089    $     6,643    9.1%
Other liabilities ....................................     198,472                                 138,194
                                                          --------                                --------
Total liabilities ....................................     587,760                                 434,283
Stockholders' equity .................................     448,182                                 182,132
                                                          --------                                --------
Total liabilities and equity ......................... $ 1,035,942                             $   616,415
                                                       ===========                             ===========
Net interest income and interest margin (1) ..........                 $    32,488     14.8%                  $    20,144   13.7%
Net interest rate spread (2) .........................                                  9.3%                                 9.2%

Managed Basis
Credit card loans .................................... $ 5,245,017     $   256,443     19.8%   $ 3,622,087    $   173,957   19.5%
Total interest-earning assets ........................   5,310,500         257,029     19.6%     3,689,375        174,859   19.2%
Total interest-bearing liabilities ...................   4,710,548          68,627      5.9%     3,391,071         53,824    6.4%
Net interest income and interest margin (1) ..........                 $   188,402     14.4%                      121,035   13.3%
Net interest rate spread (2) .........................                                 13.7%                                12.8%


(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is
the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

Other Operating Income

         Other operating income contributes substantially to the Company's results of operations, representing 76% of owned revenues for the three month period ended March 31, 1999. The following table presents other operating income on an owned basis:

                                                       Three Months Ended
                                                            March 31,
(Dollars in thousands)                                  1999        1998
                                                        ----        ----
Other Operating Income:
Net securitization and credit card servicing income   $ 76,998   $ 34,907
Credit card fees, interchange and other income ....     21,309     13,021
Fee-based services revenues .......................     37,536     24,568
                                                        ------     ------
   Total ..........................................   $135,843   $ 72,496
                                                      ========   ========


         Other operating income increased $63.4 million for the three month period ended March 31, 1999, over the comparable period in 1998. This increase is primarily due to the $42.1 million increase in income generated from net securitization and credit card servicing income as a result of the increases in average managed loans and the repricing of fees in the managed credit card loan portfolio. For the three month period ended March 31, 1999, credit card fees, interchange and other income increased $8.3 million over the comparable period in 1998. This increase was primarily due to the growth in total accounts and loans in the managed credit card portfolio, and an increase in the credit card fee structure which occurred in the fourth quarter of 1998, which has resulted in a significant increase in credit card fee revenue over the prior year.

         Additionally, fee-based services revenues increased by $13.0 million for the three month period ended March 31, 1999. This increase is attributed to the Company's debt waiver product and the increases in membership program revenues.



Other Operating Expense

                                                                           Three Months Ended
                                                                               March 31,
(Dollars in thousands)                                                        1999      1998
                                                                              ----      ----
Other Operating Expense:
Credit card account and other product solicitation and marketing expenses   $22,945   $10,150
Employee compensation ...................................................    23,318    15,088
Data processing services and communications .............................    10,282     8,857
Third-party servicing expenses ..........................................     3,646     2,571
Warranty and debt waiver underwriting and claims servicing expenses           3,980     2,875
Credit card fraud losses ................................................     1,263     1,316
Other ...................................................................    28,228    13,491
                                                                            -------   -------
   Total ................................................................   $93,662   $54,348
                                                                            =======   =======


         Total other operating expenses for the three month period ended March 31, 1999 increased $39.3 million over the comparable period in 1998, largely due to costs associated with the growth of the Company's business activities. Employee compensation and other expenses increased $8.2 million and $14.7 million, respectively, for the three month period ended March 31, 1999, due to increased staffing needs and use of outside services to support the increase in credit card accounts and fee-based services active member growth and increased goodwill amortization. Also, credit card account and other product solicitation and marketing expenses increased $12.8 million, largely due to the increase in fee-based marketing activity and testing and implementation of other new marketing programs during the first quarter of 1999.

Income Taxes

         The Company's provision for income taxes includes both federal and state income taxes. Applicable income tax expense was $13.7 million for the three month period ended March 31, 1999 compared to $7.0 million for the same period in 1998. This tax expense represents an effective tax rate of 38.8% and 38.5% for the periods ended March 31, 1999 and 1998, respectively.

Asset Quality

         The Company's delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of the Company's various credit card account portfolios, the success of the Company's collection and recovery efforts, and general economic conditions. The average age of the Company's credit card portfolio affects the stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts to minimize net losses. At March 31, 1999, 48% of managed accounts and 43% of managed loans were less than 24 months old. Accordingly, the Company believes that its loan portfolio will experience increasing or fluctuating levels of delinquency and loan losses as the average age of the Company's accounts increases.

         This trend is reflected in the change in the Company's net charge-off ratio. For the quarter ended March 31, 1999, the Company's managed net charge-off ratio was 9.4% compared to 8.8% for the quarter ended March 31, 1998. Without the impact of purchase accounting related to acquired portfolios, the charge-off rate would have been 10.8% and 10.5%, respectively. The Company believes, consistent with its statistical models and other credit analysis, that this rate will continue to fluctuate but generally rise over the next year.

         The Company's strategy for managing loan losses consists of credit line management and customer purchase authorizations. Loan losses are further managed through the offering of credit lines which are generally lower than is currently standard in the industry. Individual accounts and their related credit lines are also continually managed using various marketing, credit and other management processes in order to continue to maximize the profitability of accounts.

Delinquencies

         Delinquencies not only have the potential to affect earnings in the form of net loan losses, but are also costly in terms of the personnel and other resources dedicated to their resolution. Delinquency levels are monitored on a managed basis, since delinquency on either an owned or managed basis subjects the Company to credit loss exposure. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the cardholder's statement. It is the Company's policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related loans, interest and other fees are charged off. The following table presents the delinquency trends of the Company's credit card loan portfolio on a managed portfolio basis:


Managed Loan Delinquency
                                    March 31,    % of    December 31,  % of      March 31,   % of
                                      1999       Total      1998       Total       1998      Total
                                      ----       -----      ----       -----       ----      -----
(Dollars in thousands)
Managed loan portfolio ........   $5,112,867     100%   $5,315,042     100%   $3,617,276     100%
Loans contractually delinquent:
     30 to 59 days ............      122,360     2.4%      113,449     2.1%       79,902     2.2%
     60 to 89 days ............       98,727     1.9%       75,049     1.4%       59,245     1.7%
     90 or more days ..........      187,195     3.7%      173,812     3.3%      127,606     3.5%
                                  ----------   -----    ----------   -----    ----------   -----
       Total ..................   $  408,282     8.0%   $  362,310     6.8%   $  266,753     7.4%
                                  ==========   =====    ==========   =====    ==========   =====

         The above numbers reflect the continued seasoning of the Company's managed loan portfolio without the impact of purchase accounting related to acquired portfolio's, delinquency rates would have been 8.3%, 7.4% and 7.5%, respectively. The Company intends to continue to focus its resources on its collection efforts to minimize the negative impact to net loan losses that results from increased delinquency levels.

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

                                                   Three Months Ended
                                                        March 31,
                                                    1999         1998
                                                    ----         ----
(Dollars in thousands)
Owned basis:
     Average loans and retained interests in
     loans securitized outstanding .........   $  823,757    $  527,105
     Net charge-offs .......................       18,894        10,614
     Net charge-offs as a percentage
        of average loans outstanding (1) ...          9.3%          8.2%
                                               ==========    ==========

Managed basis:
     Average loans outstanding .............   $5,245,017    $3,622,087
     Net charge-offs .......................      121,453        79,017
     Net charge-offs as a percentage of
        average loans outstanding(1) .......          9.4%          8.8%
                                               ==========    ==========

(1)      Annualized

Provision and Allowance for Loan Losses

         The allowance for loan losses is maintained for the retained interests in loans securitized. For securitized loans, anticipated losses and related provisions for loan losses are reflected in the calculations of net securitization and credit card servicing income. Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing loan portfolio.

         The provision for loan losses on a managed basis for the three month period ended March 31, 1999 totaled $178.8 million, compared to a provision of $126.0 million for the three month period ended March 31, 1998. The increase for the three month period ended March 31, 1999, as compared to the three month period ended March 31, 1998, is primarily reflective of the overall maturation of the portfolio and the increase in delinquent loans. The following table presents the change in the Company's allowance for loan losses and other ratios for the periods presented:

Analysis of Allowance for Loan Losses

                                             Three Months Ended
                                                 March 31,
                                           1999        1998
                                           ----        ----
(Dollars in thousands)
Managed Basis:
Balance at beginning of period .......   $393,283    $244,084
Provision for loan losses ............    178,842     126,035
Loans charged-off ....................    128,163      81,664
Recoveries ...........................      6,710       2,647
                                         --------    --------
Net loan charge-offs .................    121,453      79,017
                                         --------    --------
Balance at end of period .............   $450,672    $291,102
                                         ========    ========

Ending allowance as a percent of loans        8.8%        8.0%
                                         ========    ========


Derivatives Activities

         The Company uses derivative financial instruments for the purpose of managing its exposure to interest rate risks and has a number of procedures in place to monitor and control both market and credit risk from these derivatives activities. All derivatives strategies and transactions are managed by a special management committee which must make quarterly reports to the Board of Directors.

         Prior to the spin off from Fingerhut Companies, Inc. ("FCI") on September 25, 1998 ("Spin Off"), the Company had entered into interest rate cap and swap agreements to hedge the cash flow and earnings impact of fluctuating market interest rates on the spread between the floating rate loans owned by the Metris Master Trust (the "Trust") and the floating and fixed rate securities issued by the Trust to fund the loans. In connection with the issuance of term asset-backed securities by the Trust in 1998, the Company entered into term interest rate cap agreements with highly-rated bank counterparties in a total notional amount of $1.8 billion effectively capping the potentially negative impact to the Trust of increases in the floating interest rate of the securities at approximately 9.2%. The Company also entered into a term interest rate cap agreement in connection with the PNC Bank Corp portfolio acquisition with highly-rated bank counterparties in a total notional amount of $640 million, effectively capping the potentially negative impact of increases in market interest rates of the securities at 7.4%. Due to the Spin Off, the Company terminated interest rate swap agreements guaranteed by FCI related to two trust series fixed rate asset-backed securities issuances. Proceeds were utilized to purchase interest rate floor contracts from highly-rated counterparties which did not require a FCI guaranty. The floors were in the same notional amounts, fixed interest rate strike rates, and maturities as the previous swaps in order to hedge the potential impact on the Company's cash flow and earnings of a low market interest rate environment in which the yield on the Trust's floating rate loans might decline causing the margin over the fixed rate funding to compress. During October 1998, the Company terminated the interest rate floors related to one of the Trust Series. The gain on this termination is being amortized into income over the remaining life of the securities.

Liquidity, Funding and Capital Resources

         The Company finances the growth of its credit card loan portfolio through cash flow from operations, asset securitization, bank financing, long-term debt issuance, a jumbo CD program, and equity issuance.

         At March 31, 1999 and 1998, the Company had received cumulative net proceeds of approximately $4.3 billion and $3.1 billion, respectively from sales of credit card loans to the Trust and Conduits. Cash generated from these transactions was used to reduce borrowings and to fund credit card loan portfolio growth. The Company relies upon the securitization of its credit card loans to fund portfolio growth and, to date, has completed securitization transactions on terms that it believes are satisfactory. The Company's ability to securitize its assets depends on the favorable investor demand and legal, regulatory and tax conditions for securitization transactions, as well as continued favorable performance of the Company's securitized portfolio of receivables. Any adverse change could force the Company to rely on other potentially more expensive funding sources and, in the worst case scenario, could create liquidity risks if other funding is unavailable.

         On June 30, 1998, the Company executed a $200 million, three-year revolving credit facility and a $100 million five-year term loan (the "New Credit Facility") with a syndicate of banks and money market mutual funds. This agreement became effective upon the Spin Off from FCI on September 25, 1998. The New Credit Facility, which is not guaranteed by FCI, replaced the Company's $300 million, five-year revolving credit facility (the "Old Credit Facility"). The New Credit Facility is secured by receivables and general intangibles of the Company and Metris Direct, Inc. and all subsidiary stock other than non-United States organized corporations and guaranteed by Metris Direct, Inc. Other subsidiaries may in the future guarantee this credit agreement. Financial covenants in the New Credit Facility include, but are not limited to, requirements concerning minimum net worth, minimum tangible net worth to net managed receivables and tangible net worth plus reserves to delinquent receivables. At March 31, 1999, the Company was in compliance with all financial covenants under this agreement. At March 31, 1999 and December 31, 1998, the Company had outstanding borrowings of $107 million and $110 million, respectively, under the New Credit Facility. As a result of the Spin Off and the removal of the FCI guarantee, the Company is no longer able to borrow at an investment grade rate. The interest rate under the New Credit Facility is higher than the interest rate under the Old Credit Facility due to the Company's lower independent credit rating.

         Beginning in the first quarter of 1999, Direct Merchants Bank began issuing jumbo certificates of deposit ("CDs"). These CDs are issued in increments of $100,000 and are sold through third party investment banks. As of March 31, 1999, $65.7 million of CDs were outstanding with maturities ranging from six months to two years and fixed interest rates ranging from 4.9% to 5.5%.

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

         On March 12, 1999, shareholders' approved conversion of the Series B Preferred and Lee Senior Notes into Series C Perpetual Convertible Preferred stock (the "Series C Preferred"). If notice is received that there is no regulatory objection to the conversion to the Series C Preferred, the Series B Preferred and the Lee Senior Notes will be converted into 0.8 million shares of Series C Preferred at a conversion price of $37.25 and the warrants will be canceled. The Series C Preferred has a 9% dividend payable in additional shares of Series C Preferred and will also receive any dividends paid on the Company's common stock on an as converted basis. The cumulative payment-in-kind dividends are effectively guaranteed for a seven-year period. Assuming conversion of the Series C Preferred into common stock had occurred in the first quarter of 1999, the Lee Company would have owned approximately 30% of the Company on a diluted basis.

         Converting to the Series C Preferred will cause a one-time, non-cash accounting adjustment for retiring the Series B Preferred and Lee Senior Notes. The excess of the fair value of the Series C Preferred over the carrying value of the Series B Preferred and the Lee Senior Notes at the time of the conversion must be allocated to the Lee Senior Notes and the Series B Preferred Stock based upon their initial fair values. To arrive at net income available to common stockholders in the calculation of earnings per share, the amount allocated to the Lee Senior Notes would be recognized as an extraordinary loss from the early extinguishment of debt and the amount allocated to the Series B Preferred would be recognized as a reduction of net income available to common stockholders. The extraordinary loss attributable to the Lee Senior Notes will not be recorded net of taxes. These adjustments will have no impact on total stockholders' equity. At the time of the filing of this 10-Q, no regulatory notice had been received.

         As the portfolio of credit card loans grows, or as the Trust and Conduit certificates amortize or are otherwise paid, the Company's funding needs will increase accordingly. The Company believes that its cash flow from operations, asset securitization programs, together with the New Credit Facility, long term debt issuance, jumbo CD program and equity issuance, will provide adequate liquidity to the Company for meeting anticipated cash needs, although no assurance can be given to that effect.

Newly Issued Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. It requires enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is evaluating the financial impact the adoption of this statement will have on in its financial statements.

Year 2000

         The "Year 2000 Problem" is a result of software systems or hardware systems utilizing two digits instead of four digits to define the year. Software or hardware with only two digit capacity may interpret the year 00 as 1900 when calculating age, length of a phone call, financing period for a loan, or expiration for a credit card. The problem is not limited to computers and computer software. Anything that contains a processor that utilizes date information needs to be assessed to insure it will work correctly in the Year 2000 (i.e. heating/cooling systems, telephones, elevators, alarm systems, vaults with time locks). Vendors must be evaluated to ensure their compliance; otherwise materials essential to business operation may not be delivered on time.

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

         Most of the Company's existing information systems are less than three years old and were originally designed for Year 2000 compliance, but as a cautionary measure, the Company has begun testing such internal systems for Year 2000 compliance. The Company has created a Year 2000 project team to identify, address, and monitor internal computer systems; environmental systems such as heating/cooling systems, telephones, and elevators; and vendor issues related to Year 2000 issues. The Company believes that it has adequate resources to achieve Year 2000 compliance for its systems, which currently may be compliant, and the evaluation of vendors.

         The following phases are used in managing the Year 2000 project for the Company. These phases are consistent with the OCC and the Federal Financial Institutions Examination Council (the "FFIEC") recommendations for project organization.

         The Awareness Phase was completed in October 1997. The goal was to define the Year 2000 problem and gain executive level support.

         The Assessment Phase was completed in March 1998. The goal was to complete an inventory of possible Year 2000 exposure points to gain an understanding of the size and complexity of the issue.

         The Renovation Phase began March 1998 with a targeted completion of July 1999 for mission critical applications. This phase of the project cannot be considered successful and complete until the systems have experienced the century and the leap year transitions and any problems have been addressed. The goal of this phase is code enhancement, hardware and software upgrades, system replacements, vendor certification and other associated changes.

         The Validation and Implementation Phase began in April 1998 with a targeted completion of mission critical applications by September 1999. Again, this phase of the project cannot be considered successful and complete until the systems have experienced the century and the leap year transitions and any problems have been addressed. The goal of this phase is validation/testing of items to ensure Year 2000 compliance, implementation of renovated systems, and certification of Year 2000 compliance by business users.

         The following milestones are a part of the Company's plan to achieve Year 2000 compliance.


September 30, 1998 .................  Completed development of a proactive customer awareness program


September 30, 1998 .................  Completed organization planning guidelines and business impact analysis for Year 2000
                                      Business Resumption Contingency Planning


December 31, 1998 ..................  Contingency planning and validation for
                                      Year 2000 Business Resumption Contingency
                                      Planning is underway


September 30, 1999 .................  Testing of mission-critical systems and service providers should be complete and implementation should be substantially complete


October 31, 1999 ................... Contingency planning and validation for
                                     Year 2000 Business Resumption Contingency
                                     Planning should be complete


         As of March 31, 1999, the project is on schedule. A customer awareness program has been implemented; a Contingency Planning framework has been completed and contingency planning efforts are well underway; testing of mission critical systems was underway by December 1998; and testing of Mission Critical systems is targeted for completion by September 1999.

         The Company is dependent on databases maintained by FCI, and card and statement generation, among other services, provided by First Data Resources ("FDR"). In addition, the Company is dependent on MasterCard(R) and Visa(R) for clearinghouse activities associated with credit card use. The project team has been working with its identified material vendors, including FCI, FDR, MasterCard, and Visa to determine the status of each vendor's plans for becoming Year 2000 compliant. The project team is striving to obtain test results showing Year 2000 compliance by vendors. The project team has developed high level contingency plans to address non-compliance by its material vendors, which may include replacing vendors.

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

         The most reasonably likely worst case scenario that may impact the Company's results of operations, financial condition and prospects is the failure of FDR, VISA(R) and MasterCard(R) to provide services. The Company's cardholders would be unable to use their credit cards or otherwise access their accounts. Due to several unknown contributing factors, and the scope of the Year 2000 issue, the impact this worst case scenario would have on the Company's results of operations, financial condition and prospects, is an uncertainty. The scenarios will be analyzed and addressed in the Company's contingency plans.

         The Company views contingency planning from a remediation and business resumption perspective. Remediation Contingency Planning refers to mitigating the risks associated with the failure to successfully complete renovation, validation, and implementation of mission critical systems and vendor services. Year 2000 Business Resumption Contingency Planning is the process of identifying core business processes and critical information systems that support those processes, and developing plans to enable those processes to be resumed, or alternatives instituted, in the event of a disruption.

         The Company has completed high level Year 2000 Remediation Contingency plans for mission critical applications and vendors. The contingency plans include identification of the product/service provided, the current vendor, other vendors that could provide the product/service, estimated timeline and cost to convert services to another vendor, and any business reasons why the backup vendors could not provide the services. These plans are reviewed periodically for accuracy.

         The Company has completed a framework that is used in developing Year 2000 Business Resumption Contingency plans and has begun to document plans for core business processes. Completion of these plans is targeted for October 1999.

Forward-Looking Statements

         This quarterly report contains some forward-looking statements. Forward-looking statements give our current expectations of future events. You will recognize these statements because they do not strictly relate to historical or current facts. Such statements may use words such as "anticipate," "estimate," "expect," "project," "intend," "think," "believe," and other words or terms of similar meaning in connection with any discussion of future performance of the Company. For example, these include statements relating to future actions, future performance of current or anticipated products, solicitation efforts, expenses, the outcome of contingencies such as litigation, and the impact of the capital markets on liquidity. From time to time, we also may provide oral or written forward-looking statements in other material released to the public.

         Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors, which can not be predicted with certainty, will be important in determining future results. Among such factors are the Company's limited operating history as a stand alone entity, its limited experience in originating and servicing credit card accounts, the lack of seasoning of its credit card accounts which renders predictability of delinquencies more difficult, interest rate risks, dependence on the securitization markets, state and federal laws and regulations, and general economic conditions that can have a major impact on the performance of loans. In addition, like all companies, the Company must deal with the uncertainty surrounding the effect of the Year 2000 problem. Each of these factors and others are more fully discussed under the caption "Business--Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. As a result of these factors, no forward-looking statements can be guaranteed. Actual future results may vary materially. Also, please note that the factors we provide are those we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here or in the Company's 10-K for the year ended December 31, 1998, could also adversely affect the Company.

         We undertake no obligations to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make on related subjects in our periodic filings with the Securities and Exchange Commission. This discussion is provided to you as permitted by the Private Securities Litigation Reform Act of 1995.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's principal market risk is due to changes in interest rates. This affects the Company directly in its lending and borrowing activities, as well as indirectly as interest rates may impact the payment performance of the Company's cardholders.

         To manage the Company's direct risk to market interest rates, management actively monitors the interest rates and the interest sensitive components of the Company's owned and managed balance sheet to minimize the impact changes in interest rates have on the fair value of assets, net income and cash flow. Management seeks to minimize the impact of changes in interest rates on the Company primarily by matching asset and liability repricings.

         The Company's primary owned and managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime Rate. Retained interests in loans securitized and loans held for securitization are funded through a combination of cash flow from operations, the Company's $300 million bank credit facility, $200 million in senior notes, jumbo CDs, and equity issuance. The $300 million bank credit facility has pricing that is indexed to the variable London Interbank Offered Rate ("LIBOR") or a Prime Rate. The Company's securitized loans are owned by the Trust and bank-sponsored multiseller receivables conduits (the "Conduits"), which have committed current funding indexed to variable commercial paper rates, as well as term funding which is either directly indexed to LIBOR or at fixed rates. At March 31, 1999, approximately 25.5% of the Trust and Conduit funding of securitized receivables was funded with fixed rate certificates.

         Combining the interest rate floor transaction referred to above with the Trust and Conduit funding, in a low market interest rate environment, 83.0% of the funding for the securitized loan portfolio is indexed to floating commercial paper and LIBOR rates. In a high market interest rate environment, the potentially negative impact on earnings of higher interest expense is mitigated by the fixed rate funding and the interest rate cap contracts described above.

         The approach used by management to quantify interest rate risk is a sensitivity analysis which management believes best reflects the risk inherent in the Company's business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points. Assuming no counteractive measures by management, a 200 basis point increase in interest rates affecting the Company's floating rate financial instruments, including both debt obligations and loans, will result in an increase in net income of approximately $17.6 million relative to a base case over the next 12 months; while a decrease of 200 basis points will result in a reduction in net income of approximately $12.1 million. The Company's use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of the Company's cardholders. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.


                           Part II. Other Information

Item 1.         Legal Proceedings

         The Company is a party to various legal proceedings resulting from the ordinary business activities relating to its operations. On February 25, 1999, the Company announced that the claims against it in the shareholders lawsuits filed in October 1998 in the United States District Court, District of Minnesota have been dismissed with prejudice. The Complaints had alleged securities fraud and other claims related to a decline in the Company's stock price. The lawsuits were dismissed through a Stipulation and Order entered into by counsel for the plaintiffs and defendants, and ordered by the Federal District Court. This dismissal was agreed to and ordered prior to the case having been certified as a class action and without payment to the named plaintiffs or their counsel.

         Certain existing laws and regulations permit class action lawsuits on behalf of customers in the event of violations, and such class lawsuits can be very expensive to defend, even without any violation. One of these actions, an Alabama action in the Circuit Court of Greene County (Preston Davis, Sr. et. al. v. Direct Merchants Credit Card Bank, N.A., et. al. (Civil Action No. CV98-012), seeks damages in an unascertained amount and purports to be a class action, although no class has been certified. During the past several years, the press has widely reported certain industry-related concerns which may impact the Company. Some of these involve the amount of litigation instituted against financial services and insurance companies operating in the state of Alabama and the large punitive awards obtained from juries in that state. The Alabama case, instituted in April 1998, generally alleges a fraudulent sale of credit protection insurance without consent. Compensatory damages are sought. The judicial climate in Alabama is such that the outcome of this case is unpredictable. The Company's subsidiary believes it has substantive legal defenses to this claim and is prepared to defend this case vigorously. Due to the uncertainties in litigation and other factors, there is no assurance that the Company's subsidiary will ultimately prevail. Should the Company's subsidiary's case settle or otherwise be resolved, it believes the amount, in the aggregate, will not be material to the Company's consolidated financial condition. However, if this action, or any class action, is determined adversely, such decision can have a significant adverse economic impact on the Company.


Item 2.         Changes in Securities
                Not applicable

Item 3.         Defaults Upon Senior Securities
                Not applicable

Item 4.         Submission of Matters to a Vote of Security Holders
                (a) and (c). The Company held a special meeting of stockholders on March 12, 1999, and the matters voted on in that meeting were the following:

                The approval of the terms and issuance of Series C Perpetual Convertible Preferred Stock in exchange for outstanding Series B Perpetual Preferred Stock, 12% Senior Notes due 2006 and warrants to purchase 3,750,000 shares of Common Stock at $30 per share.

                                                                         Broker
                          For        Against   Withheld   Abstentions   Non-Vote
                      14,650,423     216,062     None        19,012       None

                 The approval of an amendment to the Amended and Restated Certificate of Incorporation to authorize 10,000,000 shares of non-voting common stock and to increase the authorized number of shares of preferred stock from 10,000,000 to 25,000,000.


                                                                         Broker
                          For        Against   Withheld   Abstentions   Non-Vote
                       8,250,311    6,615,579    None       19,607        None

                 The approval of an amendment to the Amended and Restated Certificate of Incorporation to remove certain restrictions on business activities.

                                                                          Broker
                          For        Against    Withheld  Abstentions   Non-Vote
                      14,793,446     28,024       None      64,027        None

                 Approval of the first proposal required the affirmative vote of a majority of the shares represented and voted at the special meeting, in person or by proxy, with respect to the first proposal. Approval of the second and third proposals required the affirmative vote of a majority of the outstanding shares of Common Stock. Accordingly, the first and third proposals were approved and the second proposal was not approved.


Item 5.         Other Information
                Not applicable

Item 6.         Exhibits and Reports on Form 8-K


                (a)      Exhibits:


                         11.  Computation of Earnings Per Share

                         27.  Financial Data Schedule

                (b)      Reports on Form 8-K:

                                    Not applicable

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              METRIS COMPANIES INC.


Signature                          Title                              Date

Principal financial officer:     Executive Vice President,          May 11, 1999
                                 Chief Financial Officer
/s/ David D. Wesselink
David D. Wesselink


Principal accounting officer:    Sr. Vice President, Finance,       May 11, 1999
                                 and Corporate Controller

/s/ Jean C. Benson
Jean C. Benson