Form 10-Q
period 1999-06-30
METRIS COMPANIES INC
filed 1999-08-13
CIK 1021061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended                     June 30, 1999

                                                                  or

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

                Yes   X                                   No _____

As of July 30, 1999, 38,574,272 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




                                  June 30, 1999

                                                                          Page

PART I.           FINANCIAL INFORMATION


         Item 1.      Consolidated Financial Statements (unaudited):
                             Consolidated Balance Sheets.....................3
                             Consolidated Statements of Income...............4
                             Consolidated Statements of Changes in
                                      Stockholders' Equity...................6
                             Consolidated Statements of Cash Flows...........7
                             Notes to Consolidated Financial Statements......8

         Item 2.      Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations.....................................25

         Item 3.      Quantitative and Qualitative Disclosures
                             About Market Risk..............................40


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings..........................................41

         Item 2. Changes in Securities......................................41

         Item 3. Defaults Upon Senior Securities............................41

         Item 4. Submission of Matters to a Vote of Security Holders........41

         Item 5. Other Information..........................................42

         Item 6.      Exhibits and Reports on Form 8-K......................43

                      Signatures......................................      44

                          Part I. Financial Information


ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data) (Unaudited)

                                                                                June 30,     December 31,
                                                                                  1999           1998
                                                                           ---------------- --------------
Assets:
Cash and due from banks ...................................................   $    23,035   $    22,114
Federal funds sold ........................................................        50,148        15,060
Short-term investments ....................................................         2,128           173
                                                                               -----------   -----------
     Cash and cash equivalents ............................................        75,311        37,347
                                                                               -----------   -----------
Retained interests in loans securitized ...................................     1,108,562       753,469
         Less:  Allowance for loan losses .................................       475,028       393,283
                                                                              -----------   -----------
     Net retained interests in loans securitized ..........................       633,534       360,186
                                                                              -----------   -----------
Loans held for securitization .............................................        39,757         3,430
Property and equipment, net ...............................................        28,043        21,982
Accrued interest and fees receivable ......................................        10,646         6,009
Prepaid expenses and deferred charges .....................................        37,081        59,104
Deferred income taxes .....................................................       195,160       153,021
Customer base intangible ..................................................        94,075        81,892
Other receivables due from credit card
   securitizations, net ...................................................       175,366       185,935
Other assets ..............................................................        49,727        36,813
                                                                              -----------   -----------
     Total assets .........................................................   $ 1,338,700   $   945,719
                                                                              ===========   ===========
Liabilities:
Deposits ..................................................................   $   315,373   $        --
Debt ......................................................................       239,893       310,896
Accounts payable ..........................................................        52,359        19,091
Current income taxes payable ..............................................         1,007        31,783
Deferred income ...........................................................       139,320       124,892
Accrued expenses and other liabilities ....................................        32,554        26,075
                                                                              -----------   -----------
     Total liabilities ....................................................       780,506       512,737
                                                                              -----------   -----------
Stockholders' Equity:
Preferred Stock - Series B, par value $.01 per
         share; 10,000,000 shares authorized,
         539,866 shares issued and outstanding ............................            --       201,100
Convertible  Preferred  Stock - Series C, par value $.01 per  share; 10,000,000 shares authorized, 846,650 shares issued
     and outstanding ......................................................       315,377            --
Common stock, par value $.01 per share;
     100,000,000 shares authorized, 38,574,272 and 38,519,500 shares issued
     and outstanding, respectively                                                    386           193

Paid-in capital ...........................................................       129,544       107,615
Retained earnings .........................................................       112,887       124,074
                                                                              -----------   -----------
     Total stockholders' equity ...........................................       558,194       432,982
                                                                              -----------   -----------

     Total liabilities and stockholders' equity ...........................   $ 1,338,700   $   945,719
                                                                              ===========   ===========

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data) (Unaudited)

                                           Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                               ---------                --------
                                         1999         1998          1999         1998
                                         ----         ----          ----         ----
Interest Income:
    ...............................
Credit card loans and retained
     interests in loans securitized   $  40,835    $  26,375    $  82,112       52,260
Federal funds sold ................       2,268          299        2,475          780
Other .............................         433          348          812          769
                                      ---------    ---------    ---------    ---------
     Total interest income ........      43,536       27,022       85,399       53,809
Interest expense ..................      10,061        6,188       19,436       12,831
                                      ---------    ---------    ---------    ---------
Net Interest Income ...............      33,475       20,834       65,963       40,978
Provision for loan losses .........      15,764       21,390       55,073       41,432
                                      ---------    ---------    ---------    ---------
Net interest income (expense)
   after provision for loan
   losses .........................      17,711         (556)      10,890         (454)
                                      ---------    ---------    ---------    ---------
Other Operating Income:
Net securitization and credit card
     servicing income .............      74,081       30,048      151,079       64,955
Credit card fees, interchange
     and other credit card income .      23,920       15,725       45,229       28,746
Fee-based services revenues .......      38,882       26,534       76,418       51,102
                                      ---------    ---------    ---------    ---------
                                        136,883       72,307      272,726      144,803
                                      ---------    ---------    ---------    ---------
Other Operating Expense:
Credit card account and other
      product solicitation and
      marketing expenses ..........      26,366       11,277       49,311       21,427
Employee compensation .............      27,599       14,584       50,917       29,672
Data processing services and
      communications ..............      12,329        8,113       22,611       16,970
Third-party servicing expenses ....       4,279        2,487        7,925        5,058
Warranty and debt waiver
      underwriting and claims
      servicing expenses ..........       4,484        2,545        8,464        5,420
Credit card fraud losses ..........         850        1,004        2,113        2,320
Other .............................      30,892       11,578       59,120       25,069
                                      ---------    ---------    ---------    ---------
                                        106,799       51,588      200,461      105,936
                                      ---------    ---------    ---------    ---------
Income Before Income Taxes and
     Extraordinary Loss ...........      47,795       20,163       83,155       38,413
Income taxes ......................      19,293        7,763       33,013       14,789
                                      ---------    ---------    ---------    ---------
Income Before Extraordinary Loss ..      28,502       12,400       50,142       23,624
Extraordinary loss from early
      extinguishment of debt ......      50,808           --       50,808           --
                                      ---------    ---------    ---------    ---------
Net (Loss)/Income .................     (22,306)      12,400         (666)      23,624
Preferred Stock dividends-Series B        2,981           --        7,506           --

Convertible Preferred Stock
   dividends-Series C .............       2,467           --        2,467           --
Adjustment for the retirement of
      Series B Preferred Stock ....     101,615           --      101,615           --
                                      ---------    ---------    ---------    ---------
Net (Loss)/Income Applicable To
   Common Stockholders ............   $(129,369)   $  12,400    $(112,254)   $  23,624
                                      =========    =========    =========    =========
Earnings per share:
     Basic - (loss)/income before
         extraordinary loss .......   $   (2.03)   $     .32    $   (1.59)   $     .61
     Basic - extraordinary loss ...   $   (1.32)          --    $   (1.32)   $      --
     Basic - net (loss)/income ....   $   (3.35)   $     .32    $   (2.91)   $     .61
     Diluted - (loss)/income before
         extraordinary loss .......   $   (2.03)   $     .31    $   (1.59)   $     .59
     Diluted - extraordinary loss .   $   (1.32)          --    $   (1.32)          --
     Diluted - net (loss)/income ..   $   (3.35)   $     .31    $   (2.91)   $     .59
Shares used to compute earnings
   per share:
Basic .............................      38,570       38,450       38,548       38,450
Diluted ...........................      38,570       39,964       38,548       39,876

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands, except per share data) (Unaudited)

                                                                                      Total
                                 Preferred       Common      Paid-in     Retained   Stockholders'
                                   Stock         Stock       Capital     Earnings     Equity
                                 ----------   ----------  ----------    ---------   ----------
Balance at December 31, 1997 ..   $      --    $     192   $ 107,059    $  68,787    $ 176,038
     Net Income ...............          --           --          --       23,624       23,624
     Dividends and Other ......          --           --          --         (384)        (384)
                                  ---------    ---------   ---------    ---------    ---------
Balance at June 30, 1998 ......   $            $     192   $ 107,059    $  92,027    $ 199,278
                                  =========    =========   =========    =========    =========


Balance at December 31, 1998 ..   $ 201,100    $     193   $ 107,615    $ 124,074    $ 432,982
     Net Loss .................          --           --          --         (666)        (666)
     Issuance of common stock
         under employee benefit
         plans ................          --           --       1,368           --        1,368
     Dividends and other ......          --           --          --         (548)        (548)
     Retirement of preferred
         stock - Series B .....    (208,606)          --          --     (101,615)    (310,221)

     Issuance of preferred
         stock - Series C .....     312,910           --     122,369           --      435,279
     June 1999 two-for-one
         stock split ..........          --          193        (193)          --           --
     Preferred dividends in
        kind - Series B .......       7,506           --          --       (7,506)          --
     Preferred dividends in
         kind - Series C ......       2,467           --          --       (2,467)          --
                                  ---------    ---------   ---------    ---------    ---------
Balance at June 30, 1999 ......   $ 315,377    $     386   $ 129,544    $ 112,887    $ 558,194
                                  =========    =========   =========    =========    =========

          See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                            1999          1998
                                                       -----------    -----------
Operating Activities:
Net (loss)/income ..................................   $      (666)   $    23,624
Adjustments to reconcile net (loss)/income to net
     cash provided by operating activities:
     Extraordinary loss from early extinguishment of
         debt                                               50,808             --
     Depreciation and amortization .................        38,892         19,093
     Change in allowance for loan losses ...........        81,745         80,074
     Changes in operating assets and liabilities:
         Accrued interest and fees receivable ......        (4,637)          (772)
         Prepaid expenses and deferred charges .....       (18,279)       (18,270)
         Deferred income taxes .....................       (42,139)       (47,531)
         Accounts payable and accrued expenses .....        43,997        (13,832)
         Other receivables due from credit card
                  securitizations, net .............         9,780         (7,904)
         Current income taxes payable ..............       (30,776)        33,986
         Deferred income ...........................        14,428         10,541
         Other .....................................       (20,087)           264
                                                       -----------    -----------
Net cash provided by operating activities ..........       123,066         79,273
                                                       -----------    -----------

Investing Activities:
Proceeds from/repayments of securitized loans ......       746,270        239,550
Net loans originated or collected ..................       (11,331)      (237,714)
Credit card portfolio acquisition ..................    (1,156,673)      (108,164)
Additions to premises and equipment ................        (8,558)        (4,078)
                                                       -----------    -----------
Net cash used in investing activities ..............      (430,292)      (110,406)
                                                       -----------    -----------

Financing Activities:
Net increase in debt ...............................        29,000          6,901
Net increase in deposits ...........................       315,373             --
Cash dividends paid ................................          (551)          (384)
Net increase in equity .............................         1,368             --
                                                       -----------    -----------
Net cash provided by financing activities ..........       345,190          6,517
                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents        37,964        (24,616)
Cash and cash equivalents at beginning of period ...        37,347         48,223
                                                       -----------    -----------
Cash and cash equivalents at end of period .........   $    75,311    $    23,607
                                                       ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries (collectively, the "Company") including Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank"). The Company is an information-based direct marketer of consumer credit products and fee-based services, primarily to moderate-income consumers.

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

Stock Split

         The Company completed a two-for-one stock split effected in the form of a 100% stock dividend distributed on June 15, 1999. All share and per share information reflects this stock split.

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

Securitization,Retained Interests in Loans Securitized and Securitization Income

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

         The sales of these loans have been recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Upon sale, the sold credit card loans are removed from the balance sheet and the related financial and servicing assets controlled and liabilities incurred are initially measured at fair value, if practicable. SFAS No. 125 also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer.

         The securitization and sale of credit card loans changes the Company's interest in such loans from lender to servicer, with a corresponding change in how revenue is reported in the statements of income. For securitized and sold credit card loans, amounts that otherwise would have been recorded as interest income, interest expense, fee income and provision for loan losses are instead reported in other operating income as "Net securitization and credit card servicing income." The Company has various receivables from the Trust or Conduits and other assets as a result of securitizations, including: amounts deposited in an investor reserve account held by the Trust for the benefit of the Trust's security holders; amounts due from interest rate caps, swaps and floors; accrued interest and fees on the securitized receivables; servicing fee receivables; and various other receivables. These amounts are reported as "other receivables due from credit card securitizations, net" on the consolidated balance sheets. The provision for loan losses reflected on the statements of income in "Net securitization and credit card servicing income" was $123.3 million and $262.9 million for the three and six month periods ended June 30, 1999, respectively, compared to $108.0 million and $214.0 million for the same periods of 1998.

         Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing loan portfolio, effectively reducing the Company's retained interests in loans securitized to a fair value presentation.

Statements of Cash Flows

         Cash paid for interest during the six month periods ended June 30, 1999 and 1998, was $10.1 million and $4.8 million, respectively. Cash paid for income taxes for the same periods was $105.5 million and $20.0 million, respectively.

         The statement of cash flows for the six month period ended June 30, 1999 reflects the noncash adjustments related to the conversion of the Thomas H. Lee investment in Series B Perpetual Preferred Stock and Senior Notes and the cancellation of warrants (see note 5). The conversion to Series C Perpetual Convertible Preferred Stock resulted in noncash reductions in debt and accrued interest of $100 million and $4.3 million, respectively, offset by an increase of $104.3 million in equity. The conversion also resulted in the reclassification of $30.0 million in unamortized fees related to the structuring of the initial investment. This noncash reclassification decreased both the amount of prepaid expenses and equity reported on the consolidated balance sheet.


Earnings Per Share

         The following table presents the computation of basic and diluted weighted average shares used in the per share calculations:

                                                   Three Months Ended       Six Months Ended
                                                        June 30,                June 30,
                                                        --------               --------
                                                   1999         1998        1999        1998
                                                   ----         ----        ----        ----
(In thousands, except per share amounts)
Income before extraordinary items ..........   $  28,502    $  12,400   $  50,142    $  23,624
Preferred dividends - Series B .............       2,981           --       7,506           --
Preferred dividends - Series C .............       2,467           --       2,467           --
Adjustment for the retirement of Series B
     preferred stock .......................     101,615           --     101,615           --
                                               ---------    ---------   ---------    ---------
Net (loss)/income applicable to common
     stockholders before extraordinary items     (78,561)      12,400     (61,446)      23,624
                                               ---------    ---------   ---------    ---------
Extraordinary loss from the early
     extinguishment of debt ................      50,808           --      50,808           --
                                               ---------    ---------   ---------    ---------
Net (loss)/income applicable to common
     stockholders ..........................   $(129,369)   $  12,400   $(112,254)   $  23,624
                                               =========    =========   =========    =========

Weighted average common shares outstanding .      38,570       38,450      38,548       38,450
Adjustments for dilutive securities:
Assumed exercise of outstanding stock
   options(1) ..............................          --        1,514          --        1,426
Assumed conversion of convertible preferred
     stock(1) ..............................          --           --          --           --
                                               ---------    ---------   ---------    ---------
Diluted common shares ......................      38,570       39,964      38,548       39,876
                                               =========    =========   =========    =========

(1) For the three month period ended June 30, 1999, there were options and convertible preferred stock outstanding to purchase 2.4 million and 6.2 million common shares, respectively. For the six month period ended June 30, 1999, there were options and convertible preferred stock outstanding to purchase 2.0 million and 3.1 million common shares, respectively. All of these potential common shares have been excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

Earnings per share:
Basic - (loss)/income before
    extraordinary loss .......   $(2.03)  $ .32  $(1.59)  $ .61
Basic - extraordinary loss ...   $(1.32)     --  $(1.32)  $  --
Basic - net (loss)/income ....   $(3.35)  $ .32  $(2.91)  $ .61
Diluted - (loss)/income before
    extraordinary loss .......   $(2.03)  $ .31  $(1.59)  $ .59
Diluted - extraordinary loss .   $(1.32)     --  $(1.32)     --
Diluted - net (loss)/income ..   $(3.35)  $ .31  $(2.91)  $ .59

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses is as follows:

                                             Three Months Ended      Six Months Ended
                                                   June 30,              June 30,
                                                   --------              --------
                                               1999      1998       1999       1998
                                               ----      ----       ----       ----
(In thousands)
Balance at beginning of period ..........   $450,672   $291,102   $393,283   $244,084
Allowance related to assets acquired, net     16,044      1,378     16,044      1,378
Provision for loan losses ...............     15,764     21,390     55,073     41,432
Provision for loan losses (1) ...........    123,347    107,979    262,879    213,972
Loans charged-off .......................    140,225    101,426    268,387    183,090
Recoveries ..............................      9,426      3,734     16,136      6,381
                                            --------   --------   --------   --------
Net loan charge-offs ....................    130,799     97,692    252,251    176,709
                                            --------   --------   --------   --------
Balance at end of period ................   $475,028   $324,157   $475,028   $324,157
                                            ========   ========   ========   ========

(1)Amounts are included in "Net securitization and credit card servicing income."


NOTE 4 - PORTFOLIO ACQUISITION

              On June 30, 1999, Direct Merchants Bank purchased a portion of the consumer bank card portfolio of GE Capital Consumer Card Co., a unit of General Electric Company. The acquired credit card portfolio had approximately 485,000 active accounts, which will convert to the Direct Merchants Bank platform later in 1999, and approximately $1.2 billion in receivables. Direct Merchants Bank financed the acquisition with a combination of proceeds from the sale of the portfolio's credit card receivables to one or more conduits and jumbo certificates of deposit held at Direct Merchants Bank.


NOTE 5 - PRIVATE EQUITY PLACEMENT

On November 13, 1998, the Company entered into agreements with affiliates of the Thomas H. Lee Company, a private equity firm, (together with its affiliates, the "Lee Company") to make a total private equity investment of $300 million in the Company. The Lee Company agreed to purchase 0.8 million shares of Series C Perpetual Convertible Preferred Stock (the "Series C Preferred"), which are convertible into common shares at a conversion price of $18.63 per common share subject to adjustment in certain circumstances. The Series C Preferred has a 9% dividend payable in additional shares of Series C Preferred and will also receive any dividends paid on the Company's common stock on an as converted basis. The cumulative payment-in-kind dividends are effectively guaranteed for a seven year period. Assuming conversion of the Series C Preferred into common stock, the Lee Company would initially own approximately 30% of the Company on a diluted basis. The Series C Preferred entitles the holders to elect four members to the Company's Board of Directors. The Series C Preferred may be redeemed by the Company in certain circumstances after December 31, 2001 by paying 103% of the redemption price of $372.50 and any accrued dividends at the time of redemption. The Company also has the option to redeem the Series C Preferred after December 9, 2008 without restriction by paying the redemption price of $372.50 and any accrued dividends at the time of redemption. The Company determined that the conversion to the Series C Preferred would result in a "change in control" in certain of the Company's agreements with FCI and the New Credit Facility. Therefore, prior to closing the transaction, the Company was required to either increase the change in control ownership percentage from 30 to 35 or otherwise exempt the Lee Company from the change in control provision.

         In order to provide the Company funding for the PNC portfolio acquisition completed in December 1998 as well as for general corporate purposes prior to shareholders' approval and the receipt of notice that there was no regulatory objection to the transaction, the Lee Company agreed to purchase $200 million in Series B Perpetual Preferred Stock (the "Series B Preferred") and $100 million in 12% Senior Notes due 2006 (the "Lee Senior Notes"). The Company also issued the Lee Company 7.5 million ten-year warrants to purchase shares of the Company's common stock for $15 subject to adjustment in certain circumstances. The Series B Preferred had a 12.5% dividend payable in additional shares of Series B Preferred for ten years, then converting to a dividend payable in cash.

         On March 12, 1999, shareholders' approved the conversion of the Series B Preferred and Lee Senior Notes into Series C Preferred. Notice was received on May 28, 1999, that there was no regulatory objection to the conversion to the Series C Preferred. On June 1, 1999, the Series B Preferred and the Lee Senior Notes were extinguished, and the warrants were canceled causing a one-time, non-cash accounting adjustment. The excess of the fair value of the Series C Preferred over the carrying value of the Series B Preferred and the Lee Senior Notes at the time of the conversion was allocated to the Lee Senior Notes and the Series B Preferred based upon their initial fair values. To arrive at net income applicable to common stockholders in the calculation of earnings per share, the amount allocated to the Lee Senior Notes was recognized as an extraordinary loss from the early extinguishment of debt in the amount of $50.8 million and the amount allocated to the Series B Preferred was recognized as a reduction of net income applicable to common stockholders in the amount of $101.6 million. The extraordinary loss attributable to the Lee Senior Notes is not recorded net of taxes. These adjustments did not have an impact on total stockholders' equity.


NOTE 6 - SEGMENTS

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

         The expenses, assets and liabilities attributable to corporate functions are not allocated to the operating segments, such as employee compensation, data processing services and communications, third party servicing expenses, and other expenses including occupancy, depreciation and amortization, professional fees, and other general and administrative expenses. These expenses are included in the reconciliation of the income before income taxes (and extraordinary loss) for the reported segments to the consolidated total. The Company does not allocate capital expenditures for leasehold improvements, capitalized software and furniture and equipment to operating segments. There were no operating assets located outside of the United States for the periods presented.

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

                                       Three Months Ended June 30,
                                                 1999
                   Consumer Credit  Fee-Based
                     Products       Services   Reconciliation (a)  Consolidated
(In thousands)
Interest income    $   249,740   $       913      $  (207,117)(b)  $    43,536
Interest expense        71,631            --          (61,570)(c)       10,061
                   -----------   -----------      -----------      -----------
  Net interest
    income .....       178,109           913         (145,547)           33,475

Other income ...        75,802        38,882           22,199           136,883
Total income ...       325,542        39,795         (184,918)          180,419

Income before
  income taxes
  and extra-
  ordinary loss         99,864(d)     23,031 (d)      (75,100)(e)        47,795

Total assets ...   $ 6,443,038   $    82,100      $(5,186,438)(f)   $ 1,338,700


                                       Three Months Ended June 30,
                                                 1998

                   Consumer Credit  Fee-Based
                     Products       Services    Reconciliation(a)  Consolidated
(In thousands)
Interest income    $   171,146   $       739      $  (144,863)(b)   $    27,022
Interest expense        53,353            --          (47,165)(c)         6,188
                   -----------   -----------      -----------       -----------
  Net interest
    income .....       117,793           739          (97,698)           20,834

Other income ...        56,054        26,534          (10,281)           72,307
Total income ...       227,200        27,273         (155,144)           99,329

Income before
  income taxes .        36,851 (d)    20,074(d)       (36,762)(e)        20,163

Total assets ...   $ 3,820,573   $    36,155      $(3,257,230)(f)   $   599,498

                                       Six Months Ended June 30,
                                                 1999
                   Consumer Credit  Fee-Based
                     Products       Services    Reconciliation(a)   Consolidated
(In thousands)
Interest income    $      506,769  $    1,760     $  (423,130)(b)   $    85,399
Interest expense          141,105          --        (121,669)(c)        19,436
                   --------------  ----------     ------------      ------------
  Net interest
    income .....          365,664       1,760        (301,461)           65,963

Other income ...          157,728      76,418          38,580           272,726
Total income ...          664,497      78,178        (384,550)          358,125

Income before
  income and extra- .
  ordinary loss ...       179,785(d)   43,943(d)     (140,573)(e)        83,155

Total assets ...   $    6,443,038  $   82,100     $(5,186,438)(f)   $ 1,338,700


                                       Six Months Ended June 30,
                                                 1998

                   Consumer Credit  Fee-Based
                      Products      Services    Reconciliation(a)   Consolidated
(In thousands)
Interest income    $   346,005     $     1,357    $  (293,553)(b)   $    53,809
Interest expense       107,795              --        (94,964)(c)        12,831
                   -----------     -----------    -----------       -----------
  Net interest
    income .....       238,210           1,357       (198,589)           40,978

Other income ...       109,084          51,102        (15,383)          144,803
Total income ...       455,089          52,459       (308,936)          198,612

Income before
  income taxes .        76,751(d)       38,431(d)     (76,769)(e)        38,413

Total assets ...   $ 3,820,573     $    36,155    $(3,257,230)(f)   $   599,498


  (a) The reconciliation column includes: intercompany eliminations; amounts not allocated to segments; and adjustments to the amounts reported on a managed basis to reflect the effects of securitization.

  (b) The reconciliation to consolidated owned interest revenue includes the elimination of $0.9 million, $0.7 million, $1.8 million and $1.4 million of intercompany interest received by the fee-based services segment from the consumer credit products segment for the three months ended June 30, 1999 and 1998, and the six months ended June 30, 1999 and 1998, respectively.

  (c) The reconciliation to consolidated owned interest expense includes the elimination of $0.9 million, $0.7 million, $1.8 million, and $1.4 million of intercompany interest paid by the consumer credit products segment to the fee-based services segment for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998, respectively.

  (d) Income before income taxes (and extraordinary loss) includes intercompany commissions paid by the fee-based services segment to the consumer credit products segment for successful marketing efforts to consumer credit products cardholders of $0.8 million, $0.2 million, $1.5 million and $1.1 million for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998, respectively.

  (e) The reconciliation to the owned income before income taxes (and extraordinary loss) includes: unallocated costs related to employee compensation; data processing and communications; third party servicing expenses; and other expenses. The majority of these expenses, although not allocated for the internal segment reporting used by management, relate to the consumer credit products segment.

  (f) Total assets include the assets attributable to corporate functions not allocated to operating segments and the removal of investors interests in securitized loans to present total assets on an owned basis.


NOTE 7 - SUBSEQUENT EVENT

              On July 15, 1999, the Company privately issued and sold $150 million of 10.125% Senior Notes due 2006 (the "Senior Notes due 2006") at an offering price of 95.8% pursuant to the 144(a) exemption of the Securities Act of 1933, as amended. The net proceeds of $139.4 million will be used for: repayment of borrowings under the revolving credit facility which was incurred in part to augment the capital of Direct Merchants Bank. The Senior Notes due 2006 are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc. (the "Guarantor"), and all future subsidiaries of the Company that guarantee any of the Company's indebtedness, including the New Credit Facility. The guarantee is an unsecured obligation of the Guarantor and ranks pari passu with all existing and future unsubordinated indebtedness.


NOTE 8 - DEBT

         On June 30, 1998, the Company executed a $200 million, three-year revolving credit facility and a $100 million five-year term loan (the "New Credit Facility") with a syndicate of banks and money market mutual funds. This agreement became effective upon the Spin Off from FCI on September 25, 1998. At June 30, 1999, the Company was in compliance with all financial covenants under this agreement. At June 30, 1999 and December 31, 1998, the Company had outstanding borrowings of $139 million and $110 million, respectively, under the New Credit Facility. The weighted average interest rates on the borrowings at June 30, 1999 and December 31, 1998, were 8.0% and 7.9%, respectively.

         Beginning in the first quarter 1999, Direct Merchants Bank began issuing jumbo certificates of deposit ("CDs"). These CDs are issued in increments of $100,000 and are sold through third party registered deposit brokers. As of June 30, 1999, $311.8 million of CDs were outstanding with maturities ranging from six months to two years and fixed interest rates ranging from 4.95% to 5.85%.

         In November 1997, the Company issued and sold $100 million of 10% Senior Notes due 2004 (the "Senior Notes"). The Senior Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc. (the "Guarantor"), and all future subsidiaries of the Company that guarantee any of the Company's indebtedness, including the New Credit Facility. The guarantee is an unsecured obligation of the Guarantor and ranks pari passu with all existing and future unsubordinated indebtedness. As part of the Thomas H. Lee Company investment, the Company issued $100 million in Lee Senior Notes which are similar in all material respects to the Senior Notes. These notes were extinguished on June 1, 1999 (see Note 5). The Company also has approximately $0.9 million of debt with local governments to support growth in those areas.

              The Company has various indirect subsidiaries which have not guaranteed the Senior Notes. The following condensed consolidating financial statements of the Company, the Guarantor subsidiary and the non-guarantor subsidiaries are presented for purposes of complying with SEC reporting requirements. Separate financial statements of Metris Direct, Inc. and the non-guaranteeing subsidiaries are not presented because management has determined that the subsidiaries' financial statements would not be material to investors.



                                                         METRIS COMPANIES INC.
                                               Supplemental Consolidating Balance Sheets
                                                             June 30, 1999
                                                        (Dollars in thousands)
                                                               Unaudited

                                           Metris Companies   Guarantor    Non-Guarantor
                                                  Inc.      Subsidiaries   Subsidiaries   Eliminations   Consolidated
Assets:
Cash and cash equivalents ................   $    (2,021)   $       818    $    76,514    $        --    $    75,311
Net retained interests in loans
   securitized ...........................           (23)            --        633,557             --        633,534
Loans held for securitization
                                                     533             --         39,224             --         39,757
Property and equipment, net ..............            --         23,098          4,945             --         28,043
Prepaid expenses and deferred charges                 90         12,501         24,490             --         37,081
Deferred income taxes ....................           840         19,204        175,116             --        195,160
Customer base intangible .................            --             --         94,075             --         94,075
Other receivables due from credit card
   securitizations, net                               12             --        175,354             --        175,366
Other assets .............................         9,554          5,977         44,842             --         60,373
Investment in subsidiaries ...............     1,005,471        997,739             --     (2,003,210)            --
                                             -----------    -----------    -----------    -----------    -----------
Total assets .............................   $ 1,014,456    $ 1,059,337    $ 1,268,117    $(2,003,210)   $ 1,338,700
                                             ===========    ===========    ===========    ===========    ===========
Liabilities:
Deposits .................................   $    (1,000)   $       --     $   316,373    $        --    $   315,373
Debt .....................................       423,789        (13,856)      (170,040)            --        239,893
Accounts payable .........................           592         16,129         35,638             --         52,359
Current income taxes payable..............         4,176        (15,511)        12,342             --          1,007
Deferred income ..........................        26,962         42,402         69,956             --        139,320
Accrued expenses and other liabilities....         1,743         24,702          6,109             --         32,554
                                             -----------    -----------    -----------    -----------    -----------
Total liabilities ........................       456,262         53,866        270,378             --        780,506
Total stockholders' equity ...............       558,194      1,005,471        997,739     (2,003,210)       558,194
                                             -----------    -----------    -----------    -----------    -----------
Total liabilities and stockholders' equity   $ 1,014,456    $ 1,059,337    $ 1,268,117    $(2,003,210)   $ 1,338,700
                                             ===========    ===========    ===========    ===========    ===========



                                                         METRIS COMPANIES INC.
                                               Supplemental Consolidating Balance Sheets
                                                           December 31, 1998
                                                        (Dollars in thousands)
                                                               Unaudited

                                           Metris Companies    Guarantor    Non-Guarantor
                                                  Inc.       Subsidiaries   Subsidiaries   Eliminations   Consolidated
Assets:
Cash and cash equivalents .......            $    (5,007)   $      (156)   $    42,510    $        --    $    37,347
Net retained interests in loans
   securitized ..................                    (97)            --        360,283             --        360,186
Loans held for securitization
                                                   1,876             --          1,554             --          3,430
Property and equipment, net .....                     --         18,243          3,739             --         21,982
Prepaid expenses and deferred
   charges ......................                 30,487         17,833         10,784             --         59,104
Deferred income taxes ...........                  1,049         19,427        132,545             --        153,021
Customer base intangible ........                     --             --         81,892             --         81,892
Other receivables due from credit
   card securitizations, net                          --             --        185,935             --        185,935
Other assets ....................                  5,989          6,989         29,844             --         42,822
Investment in subsidiaries ......                756,455        774,986             --     (1,531,441)            --
                                             -----------    -----------    -----------    -----------    -----------
Total assets ....................            $   790,752    $   837,322    $   849,086    $(1,531,441)   $   945,719
                                             ===========    ===========    ===========    ===========    ===========
Liabilities:
Debt ............................            $   317,298    $    15,021    $   (21,423)   $        --    $   310,896
Accounts payable ................                  3,140          3,786         12,165             --         19,091
Current income taxes payable ....                  3,722         (5,692)        33,753             --         31,783
Deferred income .................                 31,753         47,515         45,624             --        124,892
Accrued expenses and other
   liabilities ..................                  1,857         20,237          3,981             --         26,075
                                             -----------    -----------    -----------    -----------     ----------
Total liabilities ...............                357,770         80,867         74,100             --        512,737
Total stockholders' equity ......                432,982        756,455        774,986     (1,531,441)       432,982
                                             -----------    -----------    -----------    -----------    -----------
Total liabilities and
   stockholders' equity .........            $   790,752    $   837,322    $   849,086    $(1,531,441)   $   945,719
                                             ===========    ===========    ===========    ===========    ===========


                                                         METRIS COMPANIES INC.
                                            Supplemental Consolidating Statements of Income
                                                    Three Months Ended June 30, 1999
                                                        (Dollars in thousands)
                                                               Unaudited


                                           Metris Companies    Guarantor    Non-Guarantor
                                                  Inc.       Subsidiaries   Subsidiaries   Eliminations   Consolidated
Net Interest Income/(Expense) .........      $    (6,801)   $      (404)     $  40,680      $      --    $    33,475
Provision for loan losses .............             (138)            --         15,902             --         15,764
                                             -----------    -----------      ---------    -----------    -----------
Net Interest Income/(Expense) After
   Provision for Loan Losses ..........           (6,663)          (404)        24,778             --         17,711
                                             -----------    -----------      ---------    -----------    -----------
Other Operating Income:
Net securitization and credit card
   servicing income ...................            1,623            --          72,458             --         74,081
Credit card fees, interchange and other
   income .............................              319            34          23,567             --         23,920
Fee-based services revenues ...........               --        10,628          28,254             --         38,882
                                             -----------    -----------      ---------    -----------    -----------
                                                   1,942        10,662         124,279             --        136,883
                                             -----------    -----------      ---------    -----------    -----------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses                --        8,569           17,797              --        26,366
Employee compensation .................               --       24,904            2,695              --        27,599
Data processing services and
   communications .....................               --        1,758           10,571              --        12,329
Third-party servicing expenses ........               --      (14,713)          18,992              --         4,279
Warranty and debt waiver underwriting
   and claims servicing expenses ......               --          595            3,889              --         4,484
Credit card fraud losses ..............                5           --              845              --           850
Other .................................              848       10,340           19,704              --        30,892
                                             -----------    -----------      ---------    -----------    -----------
                                                     853       31,453           74,493              --       106,799
                                             -----------    -----------      ---------    -----------    -----------
Income/(Loss) Before Income Taxes,
   Extraordinary Loss and Equity in
   Income of Subsidiaries .............           (5,574)     (21,195)          74,564              --        47,795
Income taxes ..........................           (2,284)      (7,800)          29,377              --        19,293
Equity in income of subsidiaries ......           31,792       45,187               --        (76,979)            --
                                             -----------    -----------      ---------    -----------    -----------
Income/(Loss) Before Extraordinary Loss           28,502       31,792           45,187        (76,979)        28,502
Extraordinary loss from the early
   extinguishment of debt .............           50,808           --               --             --         50,808
                                             -----------    -----------      ---------    -----------    -----------
Net (Loss)/Income .....................      $   (22,306)   $  31,792        $  45,187    $   (76,979)   $   (22,306)
                                             ===========    =========        =========    ===========    ===========



                                                         METRIS COMPANIES INC.
                                            Supplemental Consolidating Statements of Income
                                                    Three Months Ended June 30, 1998
                                                        (Dollars in thousands)
                                                               Unaudited

                                           Metris Companies    Guarantor    Non-Guarantor
                                                  Inc.       Subsidiaries   Subsidiaries   Eliminations   Consolidated
Net Interest Income/(Expense) .........      $    (6,540)   $     (44)       $  27,418    $        --    $    20,834
Provision for loan losses .............               33           --           21,357             --         21,390
                                             -----------    ---------        ---------    -----------    -----------
Net Interest Income/(Expense) After
   Provision for Loan Losses ..........           (6,573)         (44)           6,061             --           (556)
                                             -----------    ---------        ---------    -----------    -----------
Other Operating Income:
Net securitization and credit card
   servicing income ...................            2,735          (24)          27,337             --         30,048
Credit card fees, interchange and other
   income .............................               44            1           15,680             --         15,725
Fee-based services revenues ...........               --        9,311           17,223             --         26,534
                                             -----------    ---------        ---------    -----------    -----------
                                                   2,779        9,288           60,240             --         72,307
                                             -----------    ---------        ---------    -----------    -----------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses                --        3,797            7,480             --         11,277
Employee compensation .................               --       12,615            1,969             --         14,584
Data processing services and
   communications .....................               --        1,127            6,986             --          8,113
Third-party servicing expenses ........               --      (12,284)          14,771             --          2,487
Warranty and debt waiver underwriting
   and claims servicing expenses ......               --          541            2,004             --          2,545
Credit card fraud losses ..............                6           --              998             --          1,004
Other .................................               80        2,927            8,571             --         11,578
                                             -----------    ---------        ---------    -----------    -----------
                                                      86        8,723           42,779             --         51,588
                                             -----------    ---------        ---------    -----------    -----------
Income/(Loss) Before Income Taxes and
   Equity in Income of Subsidiaries ...           (3,880)         521           23,522             --         20,163
Income taxes ..........................           (1,494)          99            9,158             --          7,763
Equity in income of subsidiaries ......           14,786       14,364               --        (29,150)            --
                                             -----------    ---------        ---------    -----------    -----------
Net Income/(Loss) .....................      $    12,400    $  14,786        $  14,364    $   (29,150)   $    12,400
                                             ===========    =========        =========    ===========    ===========




                                                         METRIS COMPANIES INC.
                                            Supplemental Consolidating Statements of Income
                                                     Six Months Ended June 30, 1999
                                                        (Dollars in thousands)
                                                               Unaudited

                                           Metris Companies    Guarantor    Non-Guarantor
                                                  Inc.       Subsidiaries   Subsidiaries   Eliminations  Consolidated

Net Interest Income/(Expense) .........      $ (16,168)     $    (512)       $ 82,643     $        --    $    65,963
Provision for loan losses .............            106             --          54,967              --         55,073
                                                ------         ------          ------        --------         ------
Net Interest Income/(Expense) After
   Provision for Loan Losses ..........        (16,274)          (512)         27,676              --         10,890
                                                ------         ------          ------        --------         ------
Other Operating Income:
Net securitization and credit card
   servicing income ...................          3,415             --         147,664              --        151,079
Credit card fees, interchange and other
   income .............................            541           (102)         44,790              --         45,229
Fee-based services revenues ...........             --         21,722          54,696              --         76,418
                                                ------         ------          ------        --------         ------
                                                 3,956         21,620         247,150              --        272,726
                                                ------         ------          ------        --------         ------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses              --         16,730          32,581              --         49,311
Employee compensation .................             --         45,914           5,003              --         50,917
Data processing services and
   communications .....................             --          3,174          19,437              --         22,611
Third-party servicing expenses ........             --        (30,529)         38,454              --          7,925
Warranty and debt waiver underwriting
   and claims servicing expenses ......             --          1,942           6,522              --          8,464
Credit card fraud losses ..............              8             --           2,105              --          2,113
Other .................................          1,248         19,763          38,109              --         59,120
                                                ------         ------          ------        --------         ------
                                                 1,256         56,994         142,211              --        200,461
                                                ------         ------          ------        --------         ------
Income/(Loss) Before Income Taxes and
   Equity in Income of Subsidiaries ...        (13,574)       (35,886)        132,615              --         83,155
Income taxes ..........................         (5,389)       (13,714)         52,116              --         33,013
Equity in income of subsidiaries ......         58,327         80,499              --        (138,826)            --
                                                ------         ------          ------        --------         ------
Income/(Loss) Before Extraordinary Loss         50,142         58,327          80,499        (138,826)        50,142
Extraordinary loss from the early
   extinguishment of debt .............         50,808             --              --              --         50,808
                                                ------         ------          ------        --------         ------
Net (Loss)/Income .....................     $     (666)     $  58,327        $ 80,499     $  (138,826)   $      (666)
                                            ==========      =========        ========     ===========    ===========




                                                         METRIS COMPANIES INC.
                                            Supplemental Consolidating Statements of Income
                                                    Six Months Ended June 30, 1998
                                                        (Dollars in thousands)
                                                               Unaudited


                                            Metris      Guarantor    Non-Guarantor
                                         Companies Inc. Subsidiaries Subsidiaries Eliminations Consolidated

Net Interest Income/(Expense) .........   $  (9,625)   $  (4,418)      $  55,021   $      --    $  40,978
Provision for loan losses .............          83           --          41,349          --       41,432
                                          ---------    ---------       ---------   ---------    ---------
Net Interest Income/(Expense) After
   Provision for Loan Losses ..........      (9,708)      (4,418)         13,672          --         (454)
                                          ---------    ---------       ---------   ---------    ---------
Other Operating Income:
Net securitization and credit card
   servicing income ...................       6,395          (24)         58,584          --       64,955
Credit card fees, interchange and other
   income .............................          89            1          28,656          --       28,746
Fee-based services revenues ...........          --       15,409          35,693          --       51,102
                                          ---------    ---------       ---------   ---------    ---------
                                              6,484       15,386         122,933          --      144,803
                                          ---------    ---------       ---------   ---------    ---------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses           --        7,732          13,695          --       21,427
Employee compensation .................          --       26,191           3,481          --       29,672
Data processing services and
   communications .....................          --        2,487          14,483          --       16,970
Third-party servicing expenses ........        (266)     (23,836)         29,160          --        5,058
Warranty and debt waiver underwriting
   and claims servicing expenses ......          --        1,003           4,417          --        5,420
Credit card fraud losses ..............          18           --           2,302          --        2,320
Other .................................         217        8,643          16,209          --       25,069
                                          ---------    ---------       ---------   ---------    ---------
                                                (31)      22,220          83,747          --      105,936
                                          ---------    ---------       ---------   ---------    ---------
Income/(Loss) Before Income Taxes and
   Equity in Income of Subsidiaries ...      (3,193)     (11,252)         52,858          --       38,413
Income taxes ..........................      (1,230)      (4,550)         20,569          --       14,789
Equity in income of subsidiaries ......      25,587       32,289              --     (57,876)          --
                                          ---------    ---------       ---------   ---------    ---------
Net Income/(Loss) .....................   $  23,624    $  25,587       $  32,289   $ (57,876)   $  23,624
                                          =========    =========       =========   =========    =========




                              METRIS COMPANIES INC.
          Supplemental Condensed Consolidating Statements of Cash Flows
                         Six Months Ended June 30, 1999
                             (Dollars in thousands)
                                    Unaudited

                                                         Metris       Guarantor    Non-Guarantor
                                                      Companies Inc.  Subsidiaries  Subsidiaries   Consolidated
Operating Activities:
Net cash provided by (used in) operating activities   $   (13,985)   $   (11,240)  $    148,291     $  123,066
                                                      -----------    -----------   ------------     ----------
Investing Activities:
Proceeds from/repayments of securitized loans
                                                               --             --        746,270        746,270
Net loans originated or collected .................         1,344             --        (12,675)       (11,331)
Credit Card Portfolio Acquisition .................            --                    (1,156,673)    (1,156,673)
Additions to premises and equipment ...............            --         (7,343)        (1,215)        (8,558)
                                                      -----------    -----------   ------------     ----------
Net cash provided by (used in) investing activities
                                                            1,344         (7,343)      (424,293)      (430,292)
                                                      -----------    -----------   ------------     ----------
Financing Activities:
Net increase in deposits ..........................            --             --        315,373        315,373
Net increase (decrease)in debt ....................       205,491        (28,877)      (147,614)        29,000
Cash dividends paid ...............................          (551)          (804)           804           (551)
Net increase in equity ............................      (189,313)        49,238        141,443          1,368
                                                      -----------    -----------   ------------     ----------
Net cash provided by financing activities .........        15,627         19,557        310,006        345,190
                                                      -----------    -----------   ------------     ----------
Net increase in cash and cash equivalents .........         2,986            974         34,004         37,964
Cash and cash equivalents at beginning of
   period .........................................        (5,007)          (156)        42,510         37,347
                                                      -----------    -----------   ------------     ----------

Cash and cash equivalents at end of period ........   $    (2,021)   $       818   $     76,514     $   75,311
                                                      ===========    ===========   ============     ==========



                              METRIS COMPANIES INC.
          Supplemental Condensed Consolidating Statements of Cash Flows
                         Six Months Ended June 30, 1998
                             (Dollars in thousands)
                                    Unaudited

                                                         Metris       Guarantor    Non-Guarantor
                                                      Companies Inc. Subsidiaries  Subsidiaries  Consolidated
Operating Activities:
Net cash provided by (used in) operating activities    $ 124,403    $  (6,595)      $ (38,535)   $  79,273
                                                       ---------    ---------       ---------    ---------
Investing Activities:
Proceeds from/repayments of securitized loans ......          --           --         239,550      239,550

Net loans originated or collected ..................     (21,007)          --        (216,707)    (237,714)
Credit card portfolio acquisition ..................          --           --        (108,164)    (108,164)
Additions to premises and equipment ................          --       (2,887)         (1,191)      (4,078)
                                                       ---------    ---------       ---------    ---------
Net cash provided by (used in) investing activities      (21,007)      (2,887)        (86,512)    (110,406)
                                                       ---------    ---------       ---------    ---------
Financing Activities:
Net (decrease) increase in debt ....................     (23,368)     (11,341)         41,610        6,901
Cash dividends paid ................................       9,616           --         (10,000)        (384)
Issuance of common stock ...........................          --          (50)             50           --
Net increase in equity .............................     (91,754)      20,371          71,383           --
                                                       ---------    ---------       ---------    ---------
Net cash (used in) provided by financing activities     (105,506)       8,980         103,043        6,517
                                                       ---------    ---------       ---------    ---------
Net (decrease) increase in cash and cash equivalents      (2,110)        (502)        (22,004)     (24,616)
Cash and cash equivalents at beginning of period             337          390          47,496       48,223
                                                       ---------    ---------       ---------    ---------
Cash and cash equivalents at end of period .........   $  (1,773)   $    (112)      $  25,492    $  23,607
                                                       =========    =========       =========    =========


ITEM 2.
                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. and its subsidiaries (collectively, the "Company"). This discussion should be read in conjunction with the following documents for a full understanding of the Company's financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report to Shareholders; the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998; and the Proxy Statement for the 1999 Annual Meeting of Shareholders. In addition, this discussion should be read in conjunction with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.

Results of Operations

         Income before extraordinary item for the three months ended June 30, 1999, was $28.5 million, or $.54 per share, up 130% from $12.4 million, or $.31 per share for the second quarter of 1998. The increase in income before extraordinary item is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $5.2 billion for the second quarter 1999 from $3.7 billion for the second quarter 1998, an increase of 41%, and growth in total credit card accounts to 3.4 million at June 30, 1999, from 2.4 million at June 30, 1998.

         Income before extraordinary item for the six months ended June 30, 1999, was $50.1 million, or $.98 per share, up 112% from $23.6 million, or $.59 per share for the first six months of 1998. The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $5.2 billion for the six months ended June 30, 1999, from $3.7 billion for the same period in 1998, an increase of 43%. In addition, credit card charge volume was $2.2 billion for the first half of 1999, a 40% increase over the same period in 1998.

         Net income applicable to common stockholders for the three and six months ended June 30, 1999 was reduced by the $152.4 million one time, non-cash, accounting impact from the issuance of the Series C Perpetual Convertible Preferred Stock, extinguishing the Series B Preferred, the Lee Senior Notes, and the ten-year warrants. This adjustment reduced reported earnings per share to a loss of $3.35 and a loss of $2.91 for the three and six month periods ended June 30, 1999, respectively.

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


                                                                   June 30,   December 31,   June 30,
                                                                     1999        1998          1998
                                                                     ----        ----          ----
(Dollars in thousands)
Period-end balances
Credit card loans:
   Loans held for securitization ............................   $   39,757   $    3,430   $   40,539
   Retained interests in loans
       securitized ..........................................    1,108,562      753,469      534,159
   Investors' interests in
       securitized loans ....................................    5,304,338    4,558,143    3,306,267
                                                                ----------   ----------   ----------
Total managed loan portfolio                                    $6,452,657   $5,315,042   $3,880,965
                                                                ==========   ==========   ==========



                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                                 --------                 --------
                                           1999         1998         1999        1998
                                           ----         ----         ----        ----
(Dollars in thousands)
Average balances
Credit card loans:
   Loans held for securitization ..   $   59,934   $   56,059   $   61,026  $    44,862
   Retained interests in loans
     securitized ....................... 791,704      510,258      776,748      502,097
   Investors' interests in
     securitized loans ............... 4,349,138    3,120,717    4,385,000    3,107,920
                                       ---------    ---------    ---------    ---------

Total managed loan portfolio ......   $5,200,776   $3,687,034   $5,222,774  $ 3,654,879
                                      ==========   ==========   ==========  ===========


Impact of Credit Card Securitizations

         The following table provides a summary of the effects of credit card securitizations on selected line items of the Company's statements of income for each of the periods presented, as well as selected financial information on both an owned and managed loan portfolio basis:

                                              Three Months Ended             Six Months Ended
                                                   June 30,                     June 30,
                                                   --------                     --------
                                             1999            1998            1999           1998
                                             ----            ----            ----           ----
(Dollars in thousands)
Statements of Income
 (owned basis):
   Net interest income ..............   $    33,475     $    20,834    $    65,963     $    40,978
   Provision for loan losses ........        15,764          21,390         55,073          41,432
   Other operating income ...........       136,883          72,307        272,726         144,803
   Other operating expense ..........       106,799          51,588        200,461         105,936
                                          ---------       ---------      ---------       ---------
   Income before income taxes
         and extraordinary loss .....   $    47,795     $    20,163    $    83,155     $    38,413
                                         ===========     ===========    ===========     ===========
Adjustments for Securitizations:
   Net interest income ..............   $   145,547     $    97,698    $   301,461     $   198,589
   Provision for loan losses ........       123,347         107,979        262,880         213,972
   Other operating income ...........       (22,200)         10,281        (38,581)         15,383
   Other operating expense
                                          ---------       ---------      ---------       ---------
   Income before income taxes
         and extraordinary loss .....   $        --     $        --    $        --     $        --
                                        ===========     ===========    ===========     ===========

Statements of Income (managed basis):
   Net interest income ..............   $   179,022     $   118,532    $   367,424     $   239,567
   Provision for loan losses ........       139,111         129,369        317,953         255,404
   Other operating income ...........       114,683          82,588        234,145         160,186
   Other operating expense ..........       106,799          51,588        200,461         105,936
                                          ---------       ---------      ---------       ---------
   Income before income taxes
         and extraordinary loss .....   $    47,795     $    20,163    $    83,155     $    38,413
                                        ===========     ===========    ===========     ===========

Other Data:
Owned Basis:
Average interest-earning
   assets ...........................   $ 1,067,431     $   614,538    $   978,827     $   604,862
Return on average assets* ...........           9.5%            6.2%           9.0%            6.0%
Return on average totalequity* ......          21.7%           25.9%          20.7%           25.6%
Net interest margin (1) .............          12.6%           13.6%          13.6%           13.7%
Managed Basis:
Average interest-earning
   assets ...........................   $ 5,416,568     $ 3,735,255    $ 5,363,826     $ 3,712,783
Return on average assets* ...........           2.1%            1.3%           1.8%            1.3%
Return on average total equity*......          21.7%           25.9%          20.7%           25.6%
Net interest margin (1) .............          13.3%           12.7%          13.8%           13.0%

(1) Net interest margin is equal to annualized net interest income divided by average interest-earning assets

*Before extraordinary item

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

Net Interest Income

         Net interest income consists primarily of interest earned on the Company's credit card loans less interest expense on borrowings to fund the loans. Managed net interest income for the three and six month periods ended June 30, 1999, was $179.0 million and $367.4 million compared to $118.5 million and $239.6 million for the same periods in 1998. These increases were primarily due to a $1.5 billion and $1.6 billion increase in average managed loans over the comparable period in 1998.

Managed net interest margin was 13.3% and 13.8% for the three and six month periods ended June 30, 1999, respectively, compared to 12.7% and 13.0% for the same periods in 1998. The second quarter and year-to-date periods of 1999 net interest margins were favorably impacted by the targeted repricing of the Company's core portfolio and the repricing of the PNC portfolio. The managed net interest margin for the three and six month periods ended June 30, 1999 was negatively impacted by the flat margin realized on the Company's subsidiary bank deposit program. In anticipation of the funding requirements related to the GE Capital portfolio acquisition, the Company began issuing certificates of deposits ("CDs") late in the first quarter of 1999. These funds were invested in federal funds sold until the closing of the GE Capital portfolio acquisition on June 30, 1999. The interest rates earned on the federal funds sold were comparable to the rates paid on the CDs, reducing the net interest margin for the quarter ended June 30, 1999 compared to the previous quarter ended March 31, 1999. Financing costs as a percent of borrowings for the second quarter and year-to-date periods of 1999 were 5.8% and 5.9%, respectively, compared with 6.2% and 6.3% in the same periods of 1998.

                  The following table provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three and six month periods ended June 30, 1999 and 1998:

Analysis of Average Balances, Interest and Average Yields and Rates


                                                          Three Months Ended June 30,
                                                      1999                             1998

                                     Average                  Yield/     Average                    Yield/
                                     Balance      Interest    Rate       Balance        Interest    Rate
(Dollars in thousands)
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold ..........   $   177,785    $     2,268     5.1%   $    22,059    $       299     5.4%
Short-term investments ......        38,007            433     4.6%        26,162            348     5.3%
Credit card loans and
 retained interests in loans
 securitized ................       851,639         40,835    19.2%       566,317         26,375    18.7%
                                  ---------        -------    ----      ---------        -------    ----

Total interest-earning assets   $ 1,067,431    $    43,536    16.4%   $   614,538    $    27,022    17.6%

Other assets ................       594,726             --      --        317,483             --      --
Allowances for loan losses ..      (463,476)            --      --       (318,098)            --      --
                                  ---------                              ---------
   Total assets .............   $ 1,198,681             --      --    $   613,924             --      --
                                ===========                           ===========
Liabilities and Equity: .....            --
Interest-bearing liabilities:
Deposits ....................   $   185,447    $     2,562     5.5%   $        --    $        --      --
Debt ........................       316,209          7,499     9.5%       266,396          6,188     9.3%
                                  ---------        -------    ----      ---------        -------    ----
Total interest-bearing
   liabilities ..............   $   501,656    $    10,061     8.0%   $   266,396    $     6,188     9.3%

Other liabilities ...........       169,323             --      --        155,368             --      --
                                  ---------                             ---------
Total liabilities ...........       670,979             --      --        421,764             --      --
Stockholders' equity ........       527,702             --      --        192,160             --      --
                                  ---------                             ---------
Total liabilities and equity    $ 1,198,681             --      --    $   613,924             --      --
                               ===========                           ===========
Net interest income and
   interest margin (1) ......            --    $    33,475    12.6%            --    $    20,834    13.6%
Net interest rate spread (2)             --             --     8.4%            --             --     8.3%

Managed Basis
Credit card loans ...........   $ 5,200,776    $   247,039    19.1%   $ 3,687,034    $   170,499    18.5%
Total interest-earning assets     5,416,568        249,740    18.5%     3,735,255        171,146    18.4%
                                  ---------        -------    ----      ---------        -------    ----
Total interest-bearing
   liabilities ..............     4,850,794         70,718     5.8%     3,387,310         52,614     6.2%
Net interest income and
   interest margin (1) ......            --    $   179,022    13.3%            --    $   118,532    12.7%
Net interest rate spread (2)             --             --    12.7%            --             --    12.2%


(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets. (2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.




                                                            Six Months Ended June 30,
                                                   1999                                  1998

                                    Average                   Yield/     Average                  Yield/
                                    Balance       Interest     Rate      Balance     Interest      Rate
(Dollars in thousands)
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold ..........   $   104,933    $     2,475    4.8%   $    28,847    $       780    5.5%
Short-term investments ......        36,119            812    4.5%        29,056            769    5.3%
Credit card loans and
 retained interests in loans
 securitized ................       837,775         82,112   19.8%       546,959         52,260   19.3%
                                    -------         ------   ----        -------         ------   ----

Total interest-earning assets   $   978,827    $    85,399   17.6%   $   604,862    $    53,809   17.9%

Other assets ................       590,772             --     --        307,991             --     --
Allowances for loan losses ..      (451,796)            --     --       (297,287)            --     --
                                   --------                             --------
   Total assets .............   $ 1,117,803             --     --    $   615,566             --     --
                                ===========                          ===========

Liabilities and Equity:
Interest-bearing liabilities:
Deposits ....................   $    95,860    $     2,624    5.5%   $        --    $        --     --
Debt ........................       300,199         16,812   11.3%       280,862         12,831    9.2%
                                    -------         ------   ----        -------         ------   ----
Total interest-bearing
   liabilities ..............   $   396,059    $    19,436    9.9%   $   280,862    $    12,831    9.2%

Other liabilities ...........       233,803             --     --        148,466             --     --
                                   --------                             --------
Total liabilities ...........       629,862             --     --        429,328             --     --
Stockholders' equity ........       487,941             --     --        186,238             --     --
                                   --------                             --------

Total liabilities and equity    $ 1,117,803             --     --    $   615,566             --     --
                                ===========                          ===========
Net interest income and
   interest margin (1) ......            --    $    65,963   13.6%            --    $    40,978   13.7%
Net interest rate spread (2)             --             --    7.7%            --             --    8.7%

Managed Basis
Credit card loans ...........   $ 5,222,774    $   503,482   19.4%   $ 3,654,879    $   344,456   19.0%
Total interest-earning assets     5,363,826        506,769   19.1%     3,712,783        346,005   18.8%
Total interest-bearing
   liabilities ..............     4,781,058        139,345    5.9%     3,389,031        106,438    6.3%

Net interest income and
   interest margin (1) ......            --    $   367,424   13.8%            --    $   239,567   13.0%
Net interest rate spread (2)             --             --   13.2%            --             --   12.5%

(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

Other Operating Income

         Other operating income contributes substantially to the Company's results of operations, representing 76% of owned revenues for the three and six month periods ended June 30, 1999. The following table presents other operating income on an owned basis:

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
(Dollars in thousands)                 1999       1998      1999       1998
                                       ----       ----      ----       ----
Other Operating Income:
Net securitization and credit
 card servicing income ..........   $ 74,081   $ 30,048   $151,079   $ 64,955
Credit card fees, interchange and
 other income ...................     23,920     15,725     45,229     28,746
Fee-based services revenues .....     38,882     26,534     76,418     51,102
                                    --------   --------   --------   --------
   Total ........................   $136,883   $ 72,307   $272,726   $144,803
                                    ========   ========   ========   ========

         Other operating income increased $64.6 million and $127.9 million for the three and six month periods ended June 30, 1999, over the comparable periods in 1998. These increases are primarily due to the $44.0 million and $86.1 million increases in income generated from net securitization and credit card servicing income as a result of the increases in average managed loans and the repricing of fees in the managed credit card loan portfolio. For the three and six month periods ended June 30, 1999, credit card fees, interchange and other income increased $8.2 million and $16.5 million over the comparable periods in 1998. These increases were primarily due to the growth in total accounts and loans in the managed credit card portfolio, and an increase in the credit card fee structure which occurred in the fourth quarter of 1998.

         Additionally, fee-based services revenues increased by $12.3 million and $25.3 million for the three and six month periods ended June 30, 1999. These increases are attributed to the Company's debt waiver product and the increases in membership program revenues resulting from increases in covered receivables on debt waiver and more account penetration for membership programs.


Other Operating Expense
                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
(Dollars in thousands)                   1999       1998       1999       1998
                                         ----       ----       ----       ----
Other Operating Expense:
Credit card account and other
 product solicitation and
 marketing expenses ..........        $ 26,366   $ 11,277   $ 49,311   $ 21,427
Employee compensation ........          27,599     14,584     50,917     29,672
Data processing services and
   communications ............          12,329      8,113     22,611     16,970
Third-party servicing expenses           4,279      2,487      7,925      5,058
Warranty and debt waiver underwriting
   and claims servicing expenses         4,484      2,545      8,464      5,420
Credit card fraud losses .....             850      1,004      2,113      2,320
Other ........................          30,892     11,578     59,120     25,069
                                      --------   --------   --------   --------
   Total .....................        $106,799   $ 51,588   $200,461   $105,936
                                      ========   ========   ========   ========


         Total other operating expenses for the three and six month periods ended June 30, 1999 increased $55.2 million and $94.5 million over the comparable periods in 1998, largely due to costs associated with the growth of the Company's business activities. Employee compensation increased $13.0 million and $21.2 million, respectively, for the three and six month periods ended June 30, 1999, due to increased staffing needs to support the increase in credit card accounts and fee-based services active member growth. Other expenses increased $19.3 million and $34.1 million for the three and six month periods ended June 30, 1999 due to increased customer base intangible amortization resulting from the addition of the PNC portfolio and increases in general expenses to support the growth in credit card and fee-based services accounts. Also, credit card account and other product solicitation and marketing expenses increased $15.1 million, and $27.9 million over the comparable periods in 1998, largely due to the increase in fee-based marketing activity and testing and implementation of other new marketing programs during the first half of 1999.

Income Taxes

         The Company's provision for income taxes includes both federal and state income taxes. Applicable income tax expense was $19.3 million and $33.0 million for the three and six month periods ended June 30, 1999 compared to $7.8 million and $14.8 million for the same periods in 1998. This tax expense represents an effective tax rate of 39.7% and 38.5% for the six month periods ended June 30, 1999 and 1998, respectively.

Asset Quality

         The Company's delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of the Company's various credit card account portfolios, the success of the Company's collection and recovery efforts, and general economic conditions. The average age of the Company's credit card portfolio affects the stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts to minimize net losses. At June 30, 1999, 63% of managed accounts and 58% of managed loans were less than 36 months old. Accordingly, the Company believes that its loan portfolio will experience fluctuating levels of delinquency and loan losses as the average age of the Company's accounts increases.

         This trend is reflected in the change in the Company's net charge-off ratio. For the quarter ended June 30, 1999, the Company's managed net charge-off ratio was 10.1% compared to 10.6% for the quarter ended June 30, 1998. For the six months ended June 30, 1999, the net charge off rate stood at 9.7% compared to 9.7% for the six months ended June 30, 1998. Without the impact of purchase accounting related to acquired portfolios, the charge-off rate would have been 10.8% and 10.8% for the three and six month periods ended June 30, 1999, respectively compared to 11.0% and 10.7% for the same periods of 1998. The Company believes, consistent with its statistical models and other credit analysis, that this rate will continue to fluctuate over the next year.

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


Managed Loan Delinquency

                                   June 30,    % of     December 31,   % of     June 30,   % of
                                     1999      Total       1998       Total      1998     Total

(Dollars in thousands)
Managed loan portfolio ........   $6,452,657   100.0%   $5,315,042     100%   $3,880,965   100.0%
Loans contractually delinquent:
     30 to 59 days ............      118,760     1.9%      113,449     2.1%       89,583     2.3%
     60 to 89 days ............       85,426     1.3%       75,049     1.4%       64,684     1.7%
     90 or more days ..........      201,168     3.1%      173,812     3.3%      134,346     3.4%
                                  ----------   -----    ----------   -----    ----------   -----
       Total ..................   $  405,354     6.3%   $  362,310     6.8%   $  288,613     7.4%
                                  ==========   =====    ==========   =====    ==========   =====

         The above numbers reflect the continued seasoning of the Company's managed loan portfolio. Without the impact of purchase accounting related to acquired portfolio's, delinquency rates would have been 7.6%, 7.4% and 7.6%, respectively. The Company intends to continue to focus its resources on its collection efforts to minimize the negative impact to net loan losses that results from increased delinquency levels.

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

                                                    Three Months Ended          Six Months Ended
                                                         June 30,                  June 30,
                                                         --------                  --------
                                                   1999          1998          1999         1998
                                                   ----          ----          ----         ----
(Dollars in thousands)
Owned basis:
     Average loans and retained interests in
     loans securitized outstanding .........   $  851,638    $  566,317    $  837,774    $  546,959
     Net charge-offs .......................       21,646        15,047        40,540        25,662
     Net charge-offs as a percentage
        of average loans outstanding (1) ...         10.2%         10.7%          9.8%          9.5%
                                               ==========    ==========    ==========    ==========

Managed basis:
     Average loans outstanding .............   $5,200,776    $3,687,034    $5,222,774    $3,654,879
     Net charge-offs .......................      130,799        97,692       252,251       176,709
     Net charge-offs as a percentage of
        average loans outstanding(1) .......         10.1%         10.6%          9.7%          9.7%
                                               ==========    ==========    ==========    ==========

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

         The provision for loan losses on a managed basis for the three and six month periods ended June 30, 1999 totaled $139.1 million and $318.0 million, respectively, compared to a provision of $129.4 million and $255.4 million for the three and six month periods ended June 30, 1998. The increases for the three and six month periods ended June 30, 1999, as compared to the three and six month periods ended June 30, 1998, is primarily reflective of the overall maturation of the portfolio and the increase in delinquent loans. The following table presents the change in the Company's allowance for loan losses and other ratios for the periods presented:

Analysis of Allowance for Loan Losses

                                              Three Months Ended         Six Months Ended
                                                   June 30,                   June 30,
                                                   --------                   --------
                                               1999        1998        1999       1998
                                               ----        ----        ----       ----
(Dollars in thousands)
Managed Basis:
Balance at beginning of period ..........   $450,672    $291,102    $393,283    $244,084
Allowance related to assets acquired, net     16,044       1,378      16,044       1,378
Provision for loan losses ...............    139,111     129,369     317,952     255,404
Loans charged-off .......................    140,225     101,426     268,387     183,090
Recoveries ..............................      9,426       3,734      16,136       6,381
                                            --------    --------    --------    --------
Net loan charge-offs ....................    130,799      97,692     252,251     176,709
                                            --------    --------    --------    --------
Balance at end of period ................   $475,028    $324,157    $475,028    $324,157
                                            ========    ========    ========    ========

Ending allowance as a percent of loans ..        7.4%        8.4%        7.4%        8.4%
                                            ========    ========    ========    ========


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

         Prior to the spin off from Fingerhut Companies, Inc. ("FCI") on September 25, 1998 ("Spin Off"), the Company had entered into interest rate cap and swap agreements to hedge the cash flow and earnings impact of fluctuating market interest rates on the spread between the floating rate loans owned by the Metris Master Trust (the "Trust") and the floating and fixed rate securities issued by the Trust to fund the loans. In connection with the issuance of term asset-backed securities by the Trust, the Company has entered into term interest rate cap agreements with highly-rated bank counterparties in the same notional amount of issuance effectively capping the potentially negative impact to the Trust of increases in the floating interest rate of the securities at approximately 9.2%. Due to the Spin Off, the Company terminated interest rate swap agreements guaranteed by FCI related to two trust series fixed rate asset-backed securities issuances. Proceeds were utilized to purchase interest rate floor contracts from highly-rated counterparties which did not require a FCI guaranty. The floors were in the same notional amounts, fixed interest rate strike rates, and maturities as the previous swaps in order to hedge the potential impact on the Company's cash flow and earnings of a low market interest rate environment in which the yield on the Trust's floating rate loans might decline causing the margin over the fixed rate funding to compress. During October 1998, the Company terminated the interest rate floors related to one of the Trust Series. The gain on this termination is being amortized into income over the remaining life of the securities. The Company also entered into term interest rate cap agreements in connection with portfolio acquisitions, effectively capping the potentially negative impact of increases in market interest rates.


Liquidity, Funding and Capital Resources

         The Company finances the growth of its credit card loan portfolio through cash flow from operations, asset securitization, bank loans, long-term debt issuance, subsidiary bank deposits, and equity issuance.

         Through June 30, 1999 and 1998, the Company had received cumulative net proceeds of approximately $5.3 billion and $3.3 billion, respectively from sales of credit card loans to the Trust and Conduits. Cash generated from these transactions was used to reduce borrowings and to fund credit card loan portfolio growth. The Company relies upon the securitization of its credit card loans to fund portfolio growth and, to date, has completed securitization transactions on terms that it believes are satisfactory. The Company's ability to securitize its assets depends on the favorable investor demand and legal, regulatory and tax conditions for securitization transactions, as well as continued favorable performance of the Company's securitized portfolio of receivables. Any adverse change could force the Company to rely on other potentially more expensive funding sources and, in the worst case scenario, could create liquidity risks if other funding is unavailable.

         On June 30, 1998, the Company executed a $200 million, three-year revolving credit facility and a $100 million five-year term loan (the "New Credit Facility") with a syndicate of banks and money market mutual funds. This agreement became effective upon the Spin Off from FCI on September 25, 1998. The New Credit Facility, which is not guaranteed by FCI, replaced the Company's $300 million, five-year revolving credit facility (the "Old Credit Facility"). The New Credit Facility is secured by receivables and general intangibles of the Company and Metris Direct, Inc. and all subsidiary stock other than non-United States organized corporations and guaranteed by Metris Direct, Inc. Other subsidiaries may in the future guarantee this credit agreement. Financial covenants in the New Credit Facility include, but are not limited to, requirements concerning minimum net worth, minimum tangible net worth to net managed receivables and tangible net worth plus reserves to delinquent receivables. At June 30, 1999, the Company was in compliance with all financial covenants under this agreement. At June 30, 1999 and December 31, 1998, the Company had outstanding borrowings of $139 million and $110 million, respectively, under the New Credit Facility. As a result of the Spin Off and the removal of the FCI guarantee, the Company is no longer able to borrow at an investment grade rate. The interest rate under the New Credit Facility is higher than the interest rate under the Old Credit Facility due to the Company's lower independent credit rating.

         Beginning in the first quarter of 1999, Direct Merchants Bank began issuing jumbo certificates of deposit ("CDs"). These CDs are issued in increments of $100,000 and are sold through third party registered deposit brokers. As of June 30, 1999, $311.8 million of CDs were outstanding with maturities ranging from six months to two years and fixed interest rates ranging from 4.95% to 5.85%.

         In addition to asset securitizations and bank loans, the Company uses long term debt and equity to fund continued credit card growth. While the Company planned to issue common equity shares in a public offering after the Spin Off during the fourth quarter of 1998, volatility in the stock market and in the Company's stock price caused the Company to seek alternatives to public issuance through either private issuance of equity or public or private issuance of equity-like securities. On November 13, 1998, after a review of several alternatives and discussions with several advisors and investors, the Company entered into agreements with affiliates of the Thomas H. Lee Company, (the "Lee Company") to purchase $200 million in Series B Perpetual Preferred Stock (the "Series B Preferred") and $100 million in 12% Senior Notes due 2006 (the "Lee Senior Notes"). The Company also issued the Lee Company 7.5 million ten-year warrants to purchase shares of the Company's common stock for $15, subject to adjustment in certain circumstances. The Series B Preferred had a 12.5% dividend payable in additional shares of Series B Preferred for ten years, then converting to payable in cash. The proceeds from the issuance of the Series B Preferred and the Lee Senior Notes were used to fund the PNC portfolio acquisition and for general corporate purposes.

         On March 12, 1999, shareholders approved conversion of the Series B Preferred and Lee Senior Notes into Series C Perpetual Convertible Preferred stock (the "Series C Preferred"). On May 28, 1999 notice was received that there was no regulatory objection to the conversion to the Series C Preferred, and the Series B Preferred and the Lee Senior Notes were converted into 0.8 million shares of Series C Preferred at a conversion price of $18.63 and the warrants were canceled. The Series C Preferred has a 9% dividend payable in additional shares of Series C Preferred and will also receive any dividends paid on the Company's common stock on an as converted basis. The cumulative payment-in-kind dividends are effectively guaranteed for a seven-year period. Assuming conversion of the Series C Preferred into common stock had occurred in the second quarter of 1999, the Lee Company would have owned approximately 30% of the Company on a diluted basis.

         Converting to the Series C Preferred caused a one-time, non-cash accounting adjustment for retiring the Series B Preferred and Lee Senior Notes. The excess of the fair value of the Series C Preferred over the carrying value of the Series B Preferred and the Lee Senior Notes at the time of the conversion was allocated to the Lee Senior Notes and the Series B Preferred Stock based upon their initial fair values. To arrive at net income available to common stockholders in the calculation of earnings per share, the $50.8 million allocated to the Lee Senior Notes was recognized as an extraordinary loss from the early extinguishment of debt and the $101.6 million allocated to the Series B Preferred was recognized as a reduction of net income applicable to common stockholders. The extraordinary loss attributable to the Lee Senior Notes was not recorded net of taxes. These adjustments had no impact on total stockholders' equity.

              On July 15, 1999, the Company privately issued and sold $150 million of 10.125% Senior Notes (the "Senior Notes") due 2006 at an offering price of 95.8% pursuant to the 144(a) exemption of the Securities Act of 1933, as amended. The net proceeds of $139.4 million will be used to repay borrowings under the revolving credit facility, which was incurred in part to augment the capital of Direct Merchants Bank. The Senior Notes due 2006 are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc. (the "Guarantor"), and all future subsidiaries of the Company that guarantee any of the Company's indebtedness, including the New Credit Facility. The guarantee is an unsecured obligation of the Guarantor and ranks pari passu with all existing and future unsubordinated indebtedness.

         As the portfolio of credit card loans grows, or as the Trust and Conduit certificates amortize or are otherwise paid, the Company's funding needs will increase accordingly. The Company believes that its cash flow from operations, asset securitization programs, together with the New Credit Facility, long term debt issuance, subsidiary bank deposit program and equity issuance, will provide adequate liquidity to the Company for meeting anticipated cash needs, although no assurance can be given to that effect.

Newly Issued Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. It requires enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is evaluating the financial impact the adoption of this statement will have on in its financial statements.

Year 2000

         The "Year 2000 Problem" is a result of software systems or hardware systems utilizing two digits instead of four digits to define the year. Software or hardware with only two digit capacity may interpret the year 00 as 1900 when calculating age, the length of a phone call, the financing period for a loan, or the expiration of a credit card. The problem is not limited to computers and computer software. Anything that contains a processor which utilizes date information needs to be assessed to insure it will work correctly in the Year 2000 (i.e. heating/cooling systems, telephones, elevators, alarm systems, and vaults with time locks). Vendors must be evaluated to ensure their compliance; otherwise materials essential to business operation may not be delivered on time.

         The Company, like all database marketing and financial services companies, depends heavily upon computer systems for all phases of its operations. The Company processes data through its own systems and obtains data and processing services from various vendors. The Company, therefore, must concern itself not only with its own systems, but also with the status of Year 2000 compliance of vendors which provide data and processing services to the Company.

         Most of the Company's existing information systems are less than three years old and were originally designed for Year 2000 compliance, but as a cautionary measure, the Company has been testing such internal systems for Year 2000 compliance. The Company has a Year 2000 project team to identify, address, and monitor internal computer systems; environmental systems such as heating/cooling systems, telephones, and elevators; and vendor issues related to Year 2000 issues. The Company believes that it has adequate resources to achieve Year 2000 compliance for its systems, which currently may be compliant, and the evaluation of vendors.

         The phases described below are used in managing the Year 2000 project for the Company. These phases are consistent with the OCC and the Federal Financial Institutions Examination Council (the "FFIEC") recommendations for project organization:

         The Awareness Phase was completed in October 1997. The goal was to define the Year 2000 problem and gain executive level support.

         The Assessment Phase was completed in March 1998. The goal was to complete an inventory of possible Year 2000 exposure points to gain an understanding of the size and complexity of the issue.

         The Renovation Phase was completed in June 1999 for mission critical applications; however, this phase of the project cannot be considered successful and complete until the systems have been tested and they have experienced the century and the leap year transitions and any problems have been addressed. The goal of this phase is code enhancement, hardware and software upgrades, system replacements, vendor certification and other associated changes.

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

 ------------------------- -----------------------------------------------------
 September 30, 1998        Completed development of a proactive customer
                           awareness program
 ------------------------- -----------------------------------------------------
 ------------------------- -----------------------------------------------------
 September 30, 1998        Completed organization planning guidelines and
                           business impact analysis for Year 2000
                           Business Resumption Contingency Planning
 ------------------------- -----------------------------------------------------
 ------------------------- -----------------------------------------------------
 December 31, 1998         Contingency planning and validation for Year 2000
                           Business Resumption Contingency Planning is underway.
 ------------------------- -----------------------------------------------------
 ------------------------- -----------------------------------------------------
 September 30, 1999        Testing of mission-critical systems and service
                           providers should be complete and implementation
                           should be substantially complete.
 ------------------------- -----------------------------------------------------
 ------------------------- -----------------------------------------------------
 October 31, 1999          Contingency planning and validation for Year 2000
                           Business Resumption Contingency Planning should be
                           complete.
--------------------------------------------------------------------------------

         As of June 1999, the project is on schedule. A customer awareness program has been implemented; a Contingency Planning framework has been completed and contingency planning efforts are well underway; testing of mission critical systems was underway by December 1998; and testing of Mission Critical systems is targeted for completion by September 1999.

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

         The most reasonably likely worst case scenario that may impact the Company's results of operations, financial condition and prospects is the failure of FDR, VISA(R)and MasterCard(R) to provide services. The Company's cardholders would be unable to use their credit cards or otherwise access their accounts. Due to several unknown contributing factors, and the scope of the Year 2000 issue, the impact this worst case scenario would have on the Company's results of operations, financial condition and prospects, is an uncertainty. The scenarios will be analyzed and addressed in the Company's contingency plans.

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

         Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors, which can not be predicted with certainty, will be important in determining future results. Among such factors are the Company's limited operating history as a stand alone entity, its limited experience in originating and servicing credit card accounts, the lack of seasoning of its credit card accounts which renders predictability of delinquencies more difficult, higher default and bankruptcy rates of the Company's target market of moderate-income consumers, interest rate risks, risks associated with acquired portfolios, dependence on the securitization markets, state and federal laws and regulations, and general economic conditions that can have a major impact on the performance of loans. In addition, like all companies, the Company must deal with the uncertainty surrounding the effect of the Year 2000 problem. Each of these factors and others are more fully discussed under the caption "Business--Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. As a result of these factors, no forward-looking statements can be guaranteed. Actual future results may vary materially. Also, please note that the factors we provide are those we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here or in the Company's 10-K for the year ended December 31, 1998, could also adversely affect the Company.

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

         The Company's primary owned and managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime Rate. Retained interests in loans securitized and loans held for securitization are funded through a combination of cash flow from operations, the Company's $300 million bank credit facility, $100 million in senior notes, subsidiary bank deposits, and equity issuance. The $300 million bank credit facility has pricing that is indexed to the variable London Interbank Offered Rate ("LIBOR") or a Prime Rate. The Company's securitized loans are owned by the Trust and bank-sponsored multiseller receivables conduits (the "Conduits"), which have committed funding indexed to variable commercial paper rates, as well as term funding which is either directly indexed to LIBOR or at fixed rates. At June 30, 1999, approximately 18.5% of the Trust and Conduit funding of securitized receivables was funded with fixed rate certificates.

         Combining the interest rate floor transactions referred to above with the Trust and Conduit funding, in a low market interest rate environment, 86% of the funding for the securitized loan portfolio is indexed to floating commercial paper and LIBOR rates. In a high market interest rate environment, the potentially negative impact on earnings of higher interest expense is mitigated by the fixed rate funding and the interest rate cap contracts described above.

         The approach used by management to quantify interest rate risk is a sensitivity analysis which management believes best reflects the risk inherent in the Company's business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points. Assuming no counteractive measures by management, a 200 basis point increase in interest rates affecting the Company's floating rate financial instruments, including both debt obligations and loans, will result in an increase in net income of approximately $20.7 million relative to a base case over the next 12 months; while a decrease of 200 basis points will result in a reduction in net income of approximately $15.1 million. The Company's use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of the Company's cardholders. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

                           Part II. Other Information

Item 1.         Legal Proceedings

         The Company is a party to various legal proceedings resulting from the ordinary business activities relating to its operations. The Company does not believe that any such legal proceedings will have a material adverse effect on its financial position or its operations.

         Certain existing laws and regulations permit class action lawsuits on behalf of customers in the event of violations, and such class lawsuits can be very expensive to defend, even without any violation. One of these actions, an Alabama action in the Circuit Court of Greene County (Preston Davis, Sr. et. al.
v. Direct Merchants Credit Card Bank, N.A., et. al. (Civil Action No.CV98-012), sought damages in an unascertained amount and purported to be a class action, although no class had been certified. On June 29, 1999, a Stipulation and Order of Dismissal was filed in the Alabama action.

Item 2.         Changes in Securities

         During the period covered by this report, the Company issued securities that were not registered under the Securities Act of 1933 (the "1933 Act"), in reliance on Section 4(2) of the 1933 Act. The Company exchanged $200 million of Series B Perpetual Preferred Stock, $100 million Senior Notes and ten year warrants for $300 million of Series C Perpetual Convertible Preferred Stock on June 1, 1999. The additional information required by this item is set forth in "Note 5 - Private Equity Placement" on page 11 of this Form 10-Q for the second quarter ended June 30, 1999 and is incorporated herein by reference.

Item 3.         Defaults Upon Senior Securities
                Not applicable

Item 4.         Submission of Matters to a Vote of Security Holders
                           (a) and (c). The Company  held its annual  meeting of
                stockholders on May 11, 1999, and the matters voted on in that meeting were the following:

                The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:


                                                                        Broker
      Director           For       Against   Withheld    Abstentions   Non-Vote
      --------           ---       -------   --------    -----------   --------
Lee R. Anderson, Sr.   16,785,542     None    127,516         None        None
John A. Cleary         16,781,635     None    133,423         None        None

         The approval of an increase in the number of shares of the Company's Common Stock available to be issued pursuant to the Metris Companies Inc. Non-Employee Director Stock Option Plan from 100,000 to 250,0000 shares.

                                                                 Broker
       For            Against       Withheld     Abstentions    Non-Vote
       ---            -------       --------     -----------    ---------
    9,383,919        5,389,688       None          8,562        2,133,389

         The approval of the proposal to establish the Metris Companies Inc. Employee Stock Purchase Plan (ESPP) under which 850,000 shares of common stock may be sold.

                                                                       Broker
             For           Against        Withheld     Abstentions    Non-Vote
             ---           -------        --------     -----------    --------

         14,562,837        224,091         None          6,543        2,122,087

         The approval of the proposal to establish the Metris Companies Inc. Management Stock Purchase Plan (MSPP) under which 150,000 shares of common stock may be sold.

                                                                   Broker
              For       Against     Withheld     Abstentions      Non-Vote
              ---       -------     --------     -----------      --------

          13,810,122    973,318       None         10,031        2,122,087

         The approval of an amended and restated Metris Companies Inc. Annual Incentive Plan for Designated Corporate Officers. The Amended Annual Incentive Plan increases the maximum plan payout from $2,000,000 to $4,000,000 and permits officers receiving bonuses under this plan instead of the Management Bonus Plan will now be allowed to defer a portion of their bonuses and have the deferred amounts credited to a stock purchase account.

                                                                    Broker
            For           Against    Withheld     Abstentions       Non-Vote
            ---           -------    --------     -----------       --------

         14,000,941       779,991      None         12,538        2,122,088

         The approval of the Metris Companies Inc. Amended and Restated Long-Term Incentive and Stock Option Plan. The Board of Directors amended the Incentive Stock Plan to extend the term to March 19, 2009 and make technical changes. The proposal approved by the shareholders disclosed the plan's performance goals for performance awards and set the limit on cash payment at $6,000,000 for any three year period.

                                                                      Broker
              For         Against       Withheld     Abstentions     Non-Vote
              ---         -------       --------     -----------    ----------
           9,518,062     5,228,650        None         10,352       2,158,494


Item 5.         Other Information

         Shareholders desiring to submit proposals for possible inclusion in the Company's 2000 Proxy Statement must do so on or before December 1, 1999. Such proposals should be sent to Z. Jill Barclift, Esquire, Executive Vice President, General Counsel and Secretary, 600 South Highway 169, Suite 1800, St. Louis Park, Minnesota 55426.

         In addition, the Company's Amended and Restated By-Laws establish an advance notice procedure for stockholder proposals to be brought before any meeting of stockholders, including proposed nominations of persons for election to the Board. The Company amended these provisions at its June 1999 Board of Directors meeting. Stockholders at the 2000 annual meeting may consider stockholder proposals or nominations brought by a stockholder of record who has given timely notice thereof in writing to the Secretary of the Company. To be timely, a stockholder's notice must be delivered to and received at the principal executive offices of the Company not less than forty-five (45) calendar days in advance of the mailing date specified in the Company's proxy statement released to stockholders in connection with the previous year's annual meeting of stockholders; provided, however, that in the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date contemplated at the time of the previous year's proxy statement, notice by the stockholder to be timely must be received not later than the close of business on the later of forty-five (45) calendar days in advance of such meeting or ten (10) calendar days following the date on which public announcement of the date of the meeting is first made. The written notice must be given to the Company's Secretary at the address above and be in proper form. The 2000 annual meeting is expected to be held on Tuesday, May 11, 2000.


Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits:

             3.1    Amended and Restated Bylaws of the Company.

           *10.1 Purchase and Sale Agreement, dated May 10, 1999, between GE Capital Consumer Credit Card Co. and Direct Merchants Credit Card Bank, National Association.

            10.2 Retention Agreement, dated May 17, 1999, between Ronald N. Zebeck and Metris Companies Inc.

            11.     Computation of Earnings Per Share.

            27.     Financial Data Schedule.

             *Portions of the Exhibit have been omitted pursuant to a request for confidential treatment, which has been submitted separately to the Securities and Exchange Commission in accordance with Rule 24b-2 of the Securities Exchange Act of 1934.

         (b) Reports on Form 8-K:

                 Not applicable

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    METRIS COMPANIES INC.


Signature                        Title                         Date

Principal financial officer:     Executive Vice President,     August 10, 1999
                                 Chief Financial Officer
/s/ David D. Wesselink
David D. Wesselink


Principal accounting officer:    Sr. Vice President, Finance,  August 10, 1999
                                 Corporate Controller

/s/ Jean C. Benson
Jean C. Benson