Form 10-Q
period 1999-09-30
METRIS COMPANIES INC
filed 1999-11-12
CIK 1021061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended                     September 30, 1999

                                                                  or

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

                   Yes   X                        No _____

As of October 31, 1999, 38,597,526 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




                               September 30, 1999

                                                                            Page

PART I. FINANCIAL INFORMATION


   Item 1.   Consolidated Financial Statements (unaudited):
                    Consolidated Balance Sheets................................3
                    Consolidated Statements of Income..........................4
                    Consolidated Statements of Changes in
                             Stockholders' Equity..............................6
                    Consolidated Statements of Cash Flows......................7
                    Notes to Consolidated Financial Statements.................8

   Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............23

   Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk.........................................38


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................39

   Item 2. Changes in Securities..............................................39

   Item 3. Defaults Upon Senior Securities....................................39

   Item 4. Submission of Matters to a Vote of Security Holders................39

   Item 5. Other Information..................................................39

   Item 6. Exhibits and Reports on Form 8-K...................................39

           Signatures.........................................................40

                          Part I. Financial Information


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data) (Unaudited)

                                                               September 30, December 31,
                                                                  1999          1998
                                                               ------------------------
Assets:
Cash and due from banks ...................................   $   32,055   $   22,114
Federal funds sold ........................................       34,800       15,060
Short-term investments ....................................       61,436          173
                                                              ----------   ----------
     Cash and cash equivalents ............................      128,291       37,347
                                                              ----------   ----------
Retained interests in loans securitized ...................    1,516,310      753,469
     Less:  Allowance for loan losses .....................      553,400      393,283
                                                              ----------   ----------
     Net retained interests in loans securitized ..........      962,910      360,186
                                                              ----------   ----------
Loans held for securitization/credit card loans ...........       29,462        3,430
Property and equipment, net ...............................       51,077       21,982
Accrued interest and fees receivable ......................       14,002        6,009
Prepaid expenses and deferred charges .....................       58,874       59,104
Deferred income taxes .....................................      185,221      153,021
Customer base intangible ..................................       89,879       81,892
Other receivables due from credit card
   securitizations, net ...................................      233,856      185,935
Other assets ..............................................       58,900       36,813
                                                              ----------   ----------
     Total assets .........................................   $1,812,472   $  945,719
                                                              ==========   ==========
Liabilities:
Deposits ..................................................   $  588,297   $       --
Debt ......................................................      344,787      310,896
Accounts payable ..........................................       73,886       19,091
Current income taxes payable ..............................       11,411       31,783
Deferred income ...........................................      154,867      124,892
Accrued expenses and other liabilities ....................       49,905       26,075
                                                              ----------   ----------
     Total liabilities ....................................    1,223,153      512,737
                                                              ----------   ----------
Stockholders' Equity:
Preferred stock - Series B, par value $.01 per
     share; 10,000,000 shares authorized,
     539,866 shares issued and outstanding ................           --      201,100
Convertible preferred stock - Series C, par
     value $.01 per share; 10,000,000
     shares authorized, 865,699 shares issued
     and outstanding ......................................      322,473           --
Common stock, par value $.01 per share;
     100,000,000 shares authorized, 38,595,538 and
     38,519,500 shares issued and outstanding, respectively          386          193
Paid-in capital ...........................................      129,767      107,615
Retained earnings .........................................      136,693      124,074
                                                              ----------   ----------
     Total stockholders' equity ...........................      589,319      432,982
                                                              ----------   ----------
     Total liabilities and stockholders' equity ...........   $1,812,472   $  945,719
                                                              ==========   ==========

          See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data) (Unaudited)

                                       Three Months Ended        Nine Months Ended
                                         September 30,             September 30,
                                         --------------            -------------
                                         1999         1998        1999        1998
                                         ----         ----        ----        ----
Interest Income:
Credit card loans and retained
     interests in loans securitized   $  66,337    $  28,234   $ 148,449    $  80,494
Federal funds sold ................         915          197       3,390          977
Other .............................         683          133       1,495          902
                                      ---------    ---------   ---------    ---------
     Total interest income ........      67,935       28,564     153,334       82,373
Interest expense ..................      15,725        8,902      35,161       21,733
                                      ---------    ---------   ---------    ---------
Net Interest Income ...............      52,210       19,662     118,173       60,640
Provision for loan losses .........      67,052       17,154     122,125       58,586
                                      ---------    ---------   ---------    ---------
Net interest (expense) income
      after provision for loan
      losses .........................  (14,842)       2,508      (3,952)       2,054
                                      ---------    ---------   ---------    ---------
Other Operating Income:
Net securitization and credit card
     servicing income .............      89,077       30,499     240,156       95,454
Credit card fees, interchange
     and other credit card income .      38,368       18,961      83,597       47,707
Fee-based services revenues .......      44,636       27,364     123,481       80,154
                                      ---------    ---------   ---------    ---------
                                        172,081       76,824     447,234      223,315
                                      ---------    ---------   ---------    ---------
Other Operating Expense:
Credit card account and other
      product solicitation and
      marketing expenses ..........      19,103        8,783      70,841       31,898
Employee compensation .............      34,184       12,940      85,101       42,612
Data processing services and
      communications ..............      14,135        8,822      36,746       25,792
Third-party servicing expense .....       3,515        2,895      11,440        7,953
Warranty and debt waiver
      underwriting and claims
      servicing expense ...........       6,515        3,059      14,979        8,479
Credit card fraud losses ..........       1,717        1,034       3,830        3,354
Other .............................      26,358       14,162      85,478       39,231
                                      ---------    ---------   ---------    ---------
                                        105,527       51,695     308,415      159,319
                                      ---------    ---------   ---------    ---------
Income Before Income Taxes and
     Extraordinary Loss ...........      51,712       27,637     134,867       66,050
Income taxes ......................      20,529       10,641      53,542       25,430
                                      ---------    ---------   ---------    ---------
Income Before Extraordinary Loss ..      31,183       16,996      81,325       40,620
Extraordinary loss from early
      extinguishment of debt ......          --           --      50,808           --
                                      ---------    ---------   ---------    ---------
Net Income ........................      31,183       16,996      30,517       40,620
Preferred stock dividends-Series B           --           --       7,506           --
Convertible preferred stock
   dividends-Series C .............       7,182           --       9,649           --
Adjustment for the retirement of
      Series B preferred stock ....          --           --     101,615           --
                                      ---------    ---------   ---------    ---------
Net Income (Loss) Applicable To
   Common Stockholders ............   $  24,001    $  16,996   $ (88,253)   $  40,620
                                      =========    =========   =========    =========


Earnings per share:
     Basic-income (loss) before
         extraordinary loss .....   $      .62   $      .44   $     (.97)   $     1.06
     Basic-extraordinary loss ...           --           --        (1.32)           --
     Basic-net income (loss) ....          .62          .44        (2.29)         1.06
     Diluted-income (loss) before
         extraordinary loss .....          .54          .42         (.97)         1.02
     Diluted-extraordinary loss .           --           --        (1.32)           --
     Diluted-net income (loss) ..          .54          .42        (2.29)         1.02
Shares used to compute earnings
   per share:
Basic ...........................       38,585       38,461       38,561        38,454
Diluted .........................       58,077       40,126       38,561        39,947

          See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands) (Unaudited)

                                                                                       Total
                                  Preferred     Common     Paid-in      Retained   Stockholders'
                                    Stock        Stock     Capital      Earnings      Equity
                                  ---------    ---------   ---------   ---------     ---------
Balance at December 31, 1997 ..   $      --    $     192   $ 107,059    $  68,787    $ 176,038
     Net income ...............          --           --          --       40,620       40,620
     Issuance of common stock
      under employee benefit
      plans ...................          --           --         272           --          272
     Cash dividends ...........          --           --          --         (574)        (574)
                                  ---------    ---------   ---------    ---------    ---------
Balance at September 30, 1998 .  $             $     192   $ 107,331    $ 108,833    $ 216,356
                                  =========    =========   =========    =========    =========


Balance at December 31, 1998 ..   $ 201,100    $     193   $ 107,615    $ 124,074    $ 432,982
     Net income ...............          --           --          --       30,517       30,517
     Issuance of common stock
         under employee benefit
         plans ................          --           --       1,591           --        1,591
     Cash dividends ...........          --           --          --         (829)        (829)
     Retirement of preferred
         stock - Series B .....    (208,606)          --    (101,615)          --      (310,221)
     Issuance of preferred
         stock - Series C .....     312,910           --     122,369           --      435,279
     June 1999 two-for-one
         stock split ..........          --          193        (193)          --           --
     Preferred dividends in
         kind - Series B ......       7,506           --          --       (7,506)          --
     Preferred dividends in
         kind - Series C ......       9,563           --          --       (9,563)          --
                                  ---------    ---------   ---------    ---------    ---------
Balance at September 30, 1999 .   $ 322,473    $     386   $ 129,767    $ 136,693    $ 589,319
                                  =========    =========   =========    =========    =========

          See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
                                                           Nine Months Ended
                                                              September 30,
                                                           1999          1998
Operating Activities:
Net income .........................................   $    30,517    $    40,620
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Extraordinary loss from early extinguishment
         of debt ...................................        50,808             --
     Depreciation and amortization .................        56,566         33,428
     Change in allowance for loan losses ...........       160,117        106,780
     Changes in operating assets and liabilities:
         Accrued interest and fees receivable ......        (7,993)          (987)
         Prepaid expenses and deferred charges .....       (43,148)       (30,216)
         Deferred income taxes .....................       (32,200)       (48,429)
         Accounts payable and accrued expenses .....        82,875         (2,378)
         Other receivables due from credit card
              securitizations, net .................       (49,713)       (75,202)
         Current income taxes payable ..............       (20,372)         7,060
         Deferred income ...........................        29,975         19,909
         Other .....................................       (33,318)       (10,969)
                                                       -----------    -----------
Net cash provided by operating activities ..........       224,114         39,616
                                                       -----------    -----------


Investing Activities:
Proceeds from/repayments of securitized loans ......       581,161        590,928
Net loans originated or collected ..................      (247,027)      (599,322)
Credit card portfolio acquisition ..................    (1,156,673)      (108,164)
Additions to premises and equipment ................       (33,581)        (8,640)
                                                       -----------    -----------
Net cash used in investing activities ..............      (856,120)      (125,198)
                                                       -----------    -----------

Financing Activities:
Net (decrease) increase in debt ....................       133,891         70,896
Net increase in deposits ...........................       588,297             --
Cash dividends paid ................................          (829)          (574)
Net increase in equity .............................         1,591            272
                                                       -----------    -----------
Net cash provided by financing activities ..........       722,950         70,594
                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents        90,944        (14,988)
Cash and cash equivalents at beginning of period ...        37,347         48,223
                                                       -----------    -----------
Cash and cash equivalents at end of period .........   $   128,291    $    33,235
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

     The securitization and sale of credit card loans changes the Company's interest in such loans from lender to servicer, with a corresponding change in how revenue is reported in the statements of income. For securitized and sold credit card loans, amounts that otherwise would have been recorded as interest income, interest expense, fee income and provision for loan losses are instead reported in other operating income as "Net securitization and credit card servicing income." The Company has various receivables from the Trust or Conduits and other assets as a result of securitizations, including: amounts deposited in accounts held by the Trust for the benefit of the Trust's security holders; amounts due from interest rate caps, swaps and floors; accrued interest and fees on the securitized receivables; servicing fee receivables; and various other receivables. These amounts are reported as "other receivables due from credit card securitizations, net" on the consolidated balance sheets. The provision for loan losses reflected on the statements of income in "Net securitization and credit card servicing income" was $146.5 million and $409.4 million for the three and nine month periods ended September 30, 1999, respectively, compared to $117.6 million and $331.6 million for the same periods of 1998.

     Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing loan portfolio, effectively reducing the Company's retained interests in loans securitized to a fair value presentation.

Statements of Cash Flows

     Cash paid for interest during the nine month periods ended September 30, 1999 and 1998, was $15.9 million and $8.5 million, respectively. Cash paid for income taxes for the same periods was $105.7 million and $66.8 million, respectively.

     The statement of cash flows for the nine month period ended September 30, 1999 reflects the noncash adjustments related to the conversion of the Thomas H. Lee investment in Series B Perpetual Preferred Stock and Senior Notes and the cancellation of warrants (see note 5). The conversion to Series C Perpetual Convertible Preferred Stock resulted in noncash reductions in debt and accrued interest of $100 million and $4.3 million, respectively, offset by an increase of $104.3 million in equity. The conversion also resulted in the reclassification of $30.0 million in unamortized fees related to the structuring of the initial investment. This noncash reclassification decreased both the amount of prepaid expenses and equity reported on the consolidated balance sheet.


Earnings Per Share

     The following table presents the computation of basic and diluted weighted average shares used in the per share calculations:

                                                Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                                   -------------           -------------
                                                 1999        1998        1999         1998
                                               ---------   ---------   ---------    ---------
(In thousands, except per share amounts)
Income before extraordinary items ..........   $  31,183   $  16,996   $  81,325    $  40,620
Preferred dividends - Series B .............          --          --       7,506           --
Preferred dividends - Series C .............       7,182          --       9,649           --
Adjustment for the retirement of Series B
     preferred stock .......................          --          --     101,615           --
                                               ---------   ---------   ---------    ---------
Net income (loss) applicable to common
     stockholders before extraordinary items      24,001      16,996     (37,445)      40,620
Extraordinary loss from the early
     extinguishment of debt ................          --          --      50,808           --
                                               ---------   ---------   ---------    ---------
Net income (loss) applicable to common
     stockholders ..........................   $  24,001   $  16,996   $ (88,253)   $  40,620
                                               =========   =========   =========    =========
Weighted average common shares outstanding .      38,585      38,461      38,561       38,454
Adjustments for dilutive securities:
Assumed exercise of outstanding stock
   options(1) ..............................       2,366       1,665          --        1,493
Assumed conversion of convertible preferred
     stock(1) ..............................      17,126          --          --           --
                                               ---------   ---------   ---------    ---------
Diluted common shares ......................      58,077      40,126      38,561       39,947
                                               =========   =========   =========    =========

(1) For the nine month period ended September 30, 1999, there were options and convertible preferred stock outstanding to purchase 1.9 million and 7.8 million common shares. These potential common shares have been excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.


Earnings per share:
    Basic - income (loss) before
        extraordinary loss .................    $   .62     $   .44     $   (.97)     $   1.06
    Basic - extraordinary loss .............         --          --        (1.32)           --
    Basic - net income (loss) ..............        .62         .44        (2.29)         1.06
    Diluted - income (loss) before
        extraordinary loss .................        .54         .42         (.97)         1.02
    Diluted - extraordinary loss ...........         --          --        (1.32)           --
    Diluted - net income (loss) ............        .54         .42        (2.29)         1.02

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses is as follows:

                                            Three Months Ended     Nine Months Ended
                                               September 30,         September 30,
                                               -------------        -------------
                                                1999       1998       1999       1998
                                            --------   --------   --------   --------
(In thousands)
Balance at beginning of period ..........   $475,028   $324,157   $393,283   $244,084
Allowance related to assets acquired, net     10,250         --     26,293      1,378
Provision for loan losses ...............     67,052     17,154    122,125     58,586
Provision for loan losses (1) ...........    146,491    117,582    409,371    331,554
Loans charged-off .......................    153,672    112,390    422,059    295,480
Recoveries ..............................      8,251      4,361     24,387     10,742
                                            --------   --------   --------   --------
Net loan charge-offs ....................    145,421    108,029    397,672    284,738
                                            --------   --------   --------   --------
Balance at end of period ................   $553,400   $350,864   $553,400   $350,864
                                            ========   ========   ========   ========

(1) Amounts are included in "Net securitization and credit card servicing income."


NOTE 4 - PORTFOLIO ACQUISITION

     On June 30, 1999, Direct Merchants Bank purchased a portion of the consumer bank card portfolio of GE Capital Consumer Card Co., a unit of General Electric Company. The acquired credit card portfolio had approximately 485,000 active accounts, which were converted to the Direct Merchants Bank platform in October of 1999, and approximately $1.2 billion in receivables. Direct Merchants Bank financed the acquisition with a combination of proceeds from the sale of the portfolio's credit card receivables to Conduits and jumbo certificates of deposit issued by Direct Merchants Bank.


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


                                 Three Months Ended September 30,
                                              1999
                    Consumer
                     Credit        Fee-Based
                    Products       Services    Reconciliation (a)  Consolidated

(In thousands)
Interest income    $  318,131      $    1,235    $   (251,431)(b)  $    67,935
Interest expense       93,742              --         (78,017)(c)       15,725
                   ----------      ----------      ----------       ----------
  Net interest
    income .....      224,389           1,235        (173,414)          52,210

Other income ...      100,522          44,636          26,923          172,081
Total income ...      418,653          45,871        (224,508)         240,016
Income before
  income taxes        105,143(d)       24,761(d)      (78,192) (e)      51,712

Total assets ...   $6,672,130      $   97,316     $(4,956,974)      $1,812,472


                        Three Months Ended September 30,
                                      1998

                     Consumer
                      Credit      Fee-Based
                     Products      Services      Reconciliation(a)  Consolidated
(In thousands)
Interest income    $   187,715   $       143      $  (159,294)(b)   $    28,564
Interest expense        64,516            --          (55,614)(c)         8,902
                   -----------   -----------      -----------       -----------
  Net interest
    income .....       123,199           143         (103,680)           19,662

Other income ...        63,362        27,364          (13,902)           76,824
Total income ...       251,077        27,507         (173,196)          105,388

Income before
  income taxes .    46,456 (d)        20,000(d)       (38,819)(e)        27,637

Total assets ...   $ 4,216,310   $    53,597      $(3,595,440)(f)   $   674,467


                         Nine Months Ended September 30,
                                      1999

                    Consumer
                     Credit        Fee-Based
                    Products       Services    Reconciliation (a) Consolidated


(In thousands)
Interest income ..   $  824,900      $    2,995    $(674,561) (b) $   153,334
Interest expense .      234,847                     (199,686) (c)      35,161
                     ----------      ----------    ----------     -----------
  Net interest
    income .......      590,053           2,995      (474,875)        118,173

Other income .....      258,249         123,481        65,504         447,234
Total income .....    1,083,149         126,476      (609,057)        600,568

Income before
  income taxes
  and extra-
  ordinary loss ..      284,928(d)       68,704(d)   (218,765)(e)     134,867

Total assets .....   $6,672,130      $   97,316   $(4,956,974)(f)  $1,812,472


                         Nine Months Ended September 30,
                                      1998

                    Consumer
                     Credit           Fee-Based
                    Products           Services      Reconciliation(a)  Consolidated

(In thousands)
Interest income    $   533,721      $     1,573       $  (452,921)(b)   $    82,373
Interest expense       172,385                           (150,652)(c)        21,733
                   -----------      -----------       -----------       -----------
  Net interest
    income .....       361,336            1,573          (302,269)           60,640

Other income ...       172,446           80,154           (29,285)          223,315
Total income ...       706,167           81,727          (482,206)          305,688

Income before
  income taxes .       124,858(d)        56,780(d)       (115,588)(e)        66,050

Total assets ...   $ 4,216,310      $    53,597       $(3,595,440)(f)   $   674,467



  (a) The reconciliation column includes: intercompany eliminations; amounts not allocated to segments; and adjustments to the amounts reported on a managed basis to reflect the effects of securitization.

  (b) The reconciliation to consolidated owned interest revenue includes the elimination of $1.2 million, $0.1 million, $3.0 million and $1.6 million of intercompany interest received by the fee-based services segment from the consumer credit products segment for the three months ended September 30, 1999 and 1998, and the nine months ended September 30, 1999 and 1998, respectively.

  (c) The reconciliation to consolidated owned interest expense includes the elimination of $1.2 million, $0.1 million, $3.0 million, and $1.6 million of intercompany interest paid by the consumer credit products segment to the fee-based services segment for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998, respectively.

  (d) Income before income taxes (and extraordinary loss) includes intercompany commissions paid by the fee-based services segment to the consumer credit products segment for successful marketing efforts to consumer credit products cardholders of $2.5 million, $0.9 million, $3.9 million and $1.4 million for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998, respectively.

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


NOTE 7 - SUBSEQUENT EVENT

     On November 3, 1999, the Company declared a cash dividend in the amount of $.01 per share, aggregating approximately $0.6 million, payable on November 22, 1999, to shareholders of record as of the close of business on November 12, 1999.

NOTE 8 - DEBT

     The Company has a $200 million revolving credit facility maturing in June of 2003 and a $100 million term loan maturing June of 2001, collectively (the "Credit Facilities") with a syndicate of banks and money market mutual funds. At September 30, 1999, the Company was in compliance with all financial covenants of these faclities. At September 30, 1999 and December 31, 1998, the Company had outstanding borrowings of $100 million and $110 million, respectively, under the Credit Facilities. The weighted average interest rates on the borrowings were 7.9% at September 30, 1999 and December 31, 1998.

     On July 15, 1999, the Company privately issued and sold $150 million of 10.125% Senior Notes due 2006 (the "Senior Notes due 2006") pursuant to the 144(a) exemption of the Securities Act of 1933, as amended. The proceeds were utilized to repay borrowings under the Credit Facility and to augment the capital of Direct Merchants Bank. The Senior Notes due 2006 are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc. (the "Guarantor"), and all future subsidiaries of the Company that guarantee any of the Company's indebtedness, including the Credit Facilities. The guarantee is an unsecured obligation of the Guarantor and ranks pari passu with all existing and future unsubordinated indebtedness.

     Beginning in the first quarter 1999, Direct Merchants Bank began issuing certificates of deposit ("CDs"). These CDs are issued through third party registered deposit brokers in increments of $100,000. As of September 30, 1999, $584.8 million of CDs were outstanding with maturities ranging from six months to two years with fixed interest rates ranging from 5.0% to 6.35%.

     The Company has $100 million of 10% Senior Notes due 2004 (the "Senior Notes"). The Senior Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc. (the "Guarantor"), and all future subsidiaries of the Company that guarantee any of the Company's indebtedness, including the New Credit Facility. The guarantee is an unsecured obligation of the Guarantor and ranks pari passu with all existing and future unsubordinated indebtedness. As part of the Thomas H. Lee Company investment, the Company issued $100 million in Lee Senior Notes which are similar in all material respects to the Senior Notes. These notes were extinguished on June 1, 1999 (see
Note 5). The Company also has approximately $0.9 million of debt with local governments to support growth in those areas.

     The Company has various indirect subsidiaries which have not guaranteed the Senior Notes or bank credit facility. The following condensed consolidating financial statements of the Company, the Guarantor subsidiary and the non-guarantor subsidiaries are presented for purposes of complying with SEC reporting requirements. Separate financial statements of Metris Direct, Inc. and the non-guaranteeing subsidiaries are not presented because management has determined that the subsidiaries' financial statements would not be material to investors.

                                                         METRIS COMPANIES INC.
                                               Supplemental Consolidating Balance Sheets
                                                          September 30, 1999
                                                        (Dollars in thousands)
                                                               Unaudited

                                                 Metris      Guarantor     Non-Guarantor
                                             Companies Inc. Subsidiaries   Subsidiaries   Eliminations   Consolidated
Assets:
Cash and cash equivalents ................   $      (430)   $       151   $    128,570    $        --    $   128,291
Net retained interests in loans
   securitized ...........................        (1,435)            --        964,345             --        962,910
Loans held for securitization/credit card
   loans .................................        16,099             --         13,363             --         29,462
Property and equipment, net ..............            --         29,176         21,901             --         51,077
Prepaid expenses and deferred charges ....          (136)        22,135         36,875             --         58,874
Deferred income taxes ....................          (683)        24,975        160,929             --        185,221
Customer base intangible .................            --             --         89,879             --         89,879
Other receivables due from credit card
   securitizations, net ..................             6             --        233,850             --        233,856
Other assets .............................        13,805          7,840         51,257             --         72,902
Investment in subsidiaries ...............     1,148,213      1,058,070             --     (2,206,283)            --
                                             -----------    -----------    -----------    -----------    -----------
Total assets .............................   $ 1,175,439    $ 1,142,347  $   1,700,969    $(2,206,283)   $ 1,812,472
                                             ===========    ===========    ===========    ===========    ===========
Liabilities:
Deposits/Debt ............................   $   534,798    $   (91,336)  $    489,622    $        --    $   933,084
Accounts payable .........................         1,430         13,994         58,462             --         73,886
Current income taxes payable .............        17,254        (16,269)        10,426             --         11,411
Deferred income ..........................        24,775         54,671         75,421             --        154,867
Accrued expenses and other liabilities ...         7,863         33,074          8,968             --         49,905
                                             -----------    -----------    -----------    -----------    -----------
Total liabilities ........................       586,120         (5,866)       642,899             --      1,223,153
Total stockholders' equity ...............       589,319      1,148,213      1,058,070     (2,206,283)       589,319
                                             -----------    -----------    -----------    -----------    -----------
Total liabilities and stockholders' equity   $ 1,175,439    $ 1,142,347 $    1,700,969    $(2,206,283)   $ 1,812,472
                                             ===========    ===========    ===========    ===========    ===========


                                                         METRIS COMPANIES INC.
                                               Supplemental Consolidating Balance Sheets
                                                           December 31, 1998
                                                        (Dollars in thousands)
                                                               Unaudited

                                         Metris        Guarantor    Non-Guarantor
                                     Companies Inc.  Subsidiaries   Subsidiaries   Eliminations  Consolidated
Assets:
Cash and cash equivalents             $    (5,007)   $      (156)   $    42,510    $        --    $    37,347
Net retained interests in loans
   securitized ....................           (97)            --        360,283             --        360,186
Loans held for
   securitization/credit card loans         1,876             --          1,554             --          3,430
Property and equipment, net                    --         18,243          3,739             --         21,982
Prepaid expenses and deferred
   charges ........................        30,487         17,833         10,784             --         59,104
Deferred income taxes .............         1,049         19,427        132,545             --        153,021
Customer base intangible                       --             --         81,892             --         81,892
Other receivables due from credit
   card securitizations, net                   --             --        185,935             --        185,935
Other assets ......................         5,989          6,989         29,844             --         42,822
Investment in subsidiaries                756,455        774,986             --     (1,531,441)            --
                                      -----------    -----------    -----------    -----------    -----------
Total assets ......................   $   790,752    $   837,322    $   849,086    $(1,531,441)   $   945,719
                                      ===========    ===========    ===========    ===========    ===========
Liabilities:
Debt ..............................   $   317,298    $    15,021    $   (21,423)   $        --    $   310,896
Accounts payable ..................         3,140          3,786         12,165             --         19,091
Current income taxes payable                3,722         (5,692)        33,753             --         31,783
Deferred income ...................        31,753         47,515         45,624             --        124,892
Accrued expenses and other
   liabilities ....................         1,857         20,237          3,981             --         26,075
                                      -----------    -----------    -----------                   -----------
Total liabilities .................       357,770         80,867         74,100             --        512,737
Total stockholders' equity                432,982        756,455        774,986     (1,531,441)       432,982
                                      -----------    -----------    -----------    -----------    -----------
Total liabilities and stockholders'
   equity .........................   $   790,752    $   837,322    $   849,086    $(1,531,441)   $   945,719
                                      ===========    ===========    ===========    ===========    ===========


                                                         METRIS COMPANIES INC.
                                            Supplemental Consolidating Statements of Income
                                                 Three Months Ended September 30, 1999
                                                        (Dollars in thousands)
                                                               Unaudited


                                            Metris      Guarantor     Non-Guarantor
                                        Companies Inc. Subsidiaries    Subsidiaries  Eliminations   Consolidated

Net Interest Income (Expense)            $  (9,088)     $    (385)     $  61,683      $      --       $  52,210
Provision for loan losses .............        177             --         66,875             --          67,052
                                          ---------      ---------      ---------                     ---------
Net Interest Expense After Provision
   for Loan Losses ....................     (9,265)          (385)        (5,192)            --         (14,842)
                                          ---------      ---------      ---------                     ---------
Other Operating Income:
Net securitization and credit card
   servicing income ...................      1,229             --         87,848             --          89,077
Credit card fees, interchange and other
   income .............................        297            366         37,705             --          38,368
Fee-based services revenues ...........         --         12,297         32,339             --          44,636
                                         ---------      ---------      ---------                      ---------
                                             1,526         12,663        157,892             --         172,081
                                         ---------      ---------      ---------                      ---------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses          --          7,797         11,306             --          19,103
Employee compensation .................         --         30,973          3,211             --          34,184
Data processing services and
   communications .....................         --          2,285         11,850             --          14,135
Third-party servicing expenses ........         --        (18,651)        22,166             --           3,515
Warranty and debt waiver underwriting
   and claims servicing expenses ......         --            225          6,290             --           6,515
Credit card fraud losses ..............          8             --          1,709             --           1,717
Other .................................       (758)         4,251         22,865             --          26,358
                                          ---------      ---------      ---------                     ---------
                                              (750)        26,880         79,397             --         105,527
                                          ---------      ---------      ---------                     ---------
Income (Loss) Before Income Taxes and
   Equity in Income of Subsidiaries         (6,989)       (14,602)        73,303             --          51,712
Income taxes ..........................     (2,774)        (6,529)        29,832             --          20,529
Equity in income of subsidiaries            35,398         43,471             --        (78,869)             --
                                         ---------      ---------      ---------      ---------       ---------
Net Income ............................  $  31,183      $  35,398      $  43,471      $ (78,869)      $  31,183
                                         =========      =========      =========       =========       =========


                                                         METRIS COMPANIES INC.
                                            Supplemental Consolidating Statements of Income
                                                 Three Months Ended September 30, 1998
                                                        (Dollars in thousands)
                                                               Unaudited

                                           Metris       Guarantor   Non-Guarantor
                                        Companies Inc. Subsidiaries  Subsidiaries  Eliminations Consolidated

Net Interest Income (Expense)             $ (2,887)     $ (6,516)     $ 29,065      $     --      $ 19,662
Provision for loan losses ............          (4)           --        17,158            --        17,154
                                           --------      --------      --------                   --------
Net Interest Income (Expense) After
   Provision for Loan Losses .........      (2,883)       (6,516)       11,907            --         2,508
                                           --------      --------      --------                   --------
Other Operating Income:
Net securitization and credit card
   servicing income ..................       2,720             5        27,774            --        30,499
Credit card fees, interchange and other
   income ............................           3            (1)       18,959            --        18,961
Fee-based services revenues ..........          --         9,586        17,778            --        27,364
                                          --------      --------      --------                    --------
                                             2,723         9,590        64,511            --        76,824
                                          --------      --------      --------                    --------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses          --         4,713         4,070            --         8,783
Employee compensation .................         --        11,669         1,271            --        12,940
Data processing services and
   communications .....................         --         1,390         7,432            --         8,822
Third-party servicing expenses ........         --       (13,583)       16,478            --         2,895
Warranty and debt waiver underwriting
   and claims servicing expenses ......         --           477         2,582            --         3,059
Credit card fraud losses ..............         --            --         1,034            --         1,034
Other .................................         62         4,667         9,433            --        14,162
                                          --------      --------      --------                    --------
                                                62         9,333        42,300            --        51,695
                                          --------      --------      --------                    --------
Income (Loss) Before Income Taxes and
   Equity in Income of Subsidiaries           (222)       (6,259)       34,118            --        27,637
Income taxes ..........................        (85)       (2,637)       13,363            --        10,641
Equity in income of subsidiaries ......     17,133        20,755            --       (37,888)           --
                                          --------      --------      --------      --------      --------
Net Income ............................   $ 16,996      $ 17,133      $ 20,755      $(37,888)     $ 16,996
                                          ========      ========      ========      ========      ========


                                                         METRIS COMPANIES INC.
                                            Supplemental Consolidating Statements of Income
                                                  Nine Months Ended September 30, 1999
                                                        (Dollars in thousands)
                                                               Unaudited

                                            Metris      Guarantor    Non-Guarantor
                                        Companies Inc. Subsidiaries  Subsidiaries  Eliminations   Consolidated
Net Interest Income (Expense)..........   $ (25,256)    $    (897)    $ 144,326    $       --     $  118,173
Provision for loan losses .............         283                     121,842            --        122,125
                                          ---------     ---------     ---------                    ---------
Net Interest Income (Expense) After
   Provision for Loan Losses ..........     (25,539)         (897)       22,484            --         (3,952)
                                          ---------     ---------     ---------                    ---------
Other Operating Income:
Net securitization and credit card
   servicing income ...................       4,644            --       235,512            --        240,156
Credit card fees, interchange and other
   income .............................         838           264        82,495            --         83,597
Fee-based services revenues ...........          --        36,446        87,035            --        123,481
                                          ---------     ---------     ---------                    ---------
                                              5,482        36,710       405,042            --        447,234
                                          ---------     ---------     ---------                    ---------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses           --        26,954        43,887            --         70,841
Employee compensation .................          --        76,887         8,214            --         85,101
Data processing services and
   communications .....................          --         5,459        31,287            --         36,746
Third-party servicing expenses ........          --       (49,180)       60,620            --         11,440
Warranty and debt waiver underwriting
   and claims servicing expenses                 --         2,167        12,812            --         14,979
Credit card fraud losses ..............          16            --         3,814            --          3,830
Other .................................         490        24,014        60,974            --         85,478
                                          ---------     ---------     ---------                    ---------
                                                506        86,301       221,608            --        308,415
                                          ---------     ---------     ---------                    ---------
Income (Loss) Before Income Taxes and
   Equity in Income of Subsidiaries ...     (20,563)      (50,488)      205,918            --        134,867
Income taxes ..........................      (8,163)      (20,243)       81,948            --         53,542
Equity in income of subsidiaries ......      93,725       123,970            --      (217,695)            --
                                          ---------     ---------     ---------     ---------      ---------
Income Before Extraordinary Loss ......      81,325        93,725       123,970      (217,695)        81,325
Extraordinary loss from the early
   extinguishment of debt .............      50,808            --            --            --         50,808
                                          ---------     ---------     ---------     ---------      ---------
Net Income ............................   $  30,517     $  93,725     $ 123,970     $(217,695)     $  30,517
                                          =========     =========     =========     =========      =========


                                                         METRIS COMPANIES INC.
                                            Supplemental Consolidating Statements of Income
                                                 Nine Months Ended September 30, 1998
                                                        (Dollars in thousands)
                                                               Unaudited



                                               Metris           Guarantor        Non-Guarantor
                                           Companies Inc.      Subsidiaries       Subsidiaries       Eliminations      Consolidated

Net Interest Income (Expense) .........    $      (12,512)     $    (10,934)     $        84,086   $           --    $      60,640
Provision for loan losses .............                79                --               58,507               --           58,586
                                           --------------      ------------      ---------------                       -----------
Net Interest Income/(Expense) After
   Provision for Loan Losses ..........           (12,591)          (10,934)              25,579               --            2,054
                                           ---------------     -------------     ---------------                       -----------
Other Operating Income:
Net securitization and credit card
   servicing income ...................             9,115               (19)              86,358               --           95,454
Credit card fees, interchange and other
   income .............................                92                --               47,615               --           47,707
Fee-based services revenues ...........                --            26,683               53,471               --           80,154
                                           --------------      ------------      ---------------                       -----------
                                                    9,207            26,664              187,444               --          223,315
                                           --------------      ------------      ---------------                       -----------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses                 --            14,133               17,765               --           31,898
Employee compensation .................                --            37,860                4,752               --           42,612
Data processing services and
   communications .....................                --             3,877               21,915               --           25,792
Third-party servicing expenses ........              (266)          (37,419)              45,638               --            7,953
Warranty and debt waiver underwriting
   and claims servicing expenses ......                --             1,480                6,999               --            8,479
Credit card fraud losses ..............                18                --                3,336               --            3,354
Other .................................               279            13,310               25,642               --           39,231
                                           --------------      ------------      ---------------                     -------------
                                                       31            33,241              126,047               --          159,319
                                           --------------      ------------      ---------------                     -------------
Income (Loss) Before Income Taxes and
   Equity in Income of Subsidiaries ..             (3,415)           (17,511)             86,976               --           66,050
Income taxes .........................             (1,315)            (7,187)             33,932               --           25,430
Equity in income of subsidiaries .....             42,720             53,044                   --         (95,764)              --
                                           --------------       ------------      ---------------   --------------      ----------
Net Income ...........................     $       40,620       $     42,720      $        53,044   $      (95,764)     $   40,620
                                           ==============       ============      ===============   ==============      ==========


                                                         METRIS COMPANIES INC.
                                        Supplemental Condensed Consolidating Statements of Cash Flows
                                                 Nine Months Ended September 30, 1999
                                                          (Dollars in thousands)
                                                               Unaudited

                                                        Metris      Guarantor       Non-Guarantor
                                                     Companies Inc. Subsidiaries     Subsidiaries  Consolidated
Operating Activities:
Net cash (used in) provided by operating
   activities........................................$    (1,432)    $  (17,178)    $   242,724    $   224,114
                                                      ----------    -----------     -----------     ----------
Investing Activities:
Proceeds from/repayments of securitized loans.........        --             --         581,161        581,161
Net loans originated or collected ....................   (14,222)            --        (232,805)      (247,027)
Credit card portfolio acquisition ....................        --             --      (1,156,673)    (1,156,673)
Additions to premises and equipment ..................        --        (15,077)        (18,504)       (33,581)
                                                      -----------    ----------     -----------    -----------
Net cash used in investing activities................    (14,222)       (15,077)       (826,821)      (856,120)
                                                      -----------    ----------     -----------    -----------
Financing Activities:
Net increase (decrease) in deposits/debt .............   317,500       (106,357)        511,045        722,188
Cash dividends paid ..................................      (829)          (804)            804           (829)
Net increase in equity ...............................  (296,440)       139,723         158,308          1,591
                                                       -----------    ---------     -----------    -----------
Net cash provided by financing activities ............     20,231        32,562         670,157        722,950
                                                       -----------    ---------     -----------    -----------
Net increase in cash and cash equivalents ............      4,577           307          86,060         90,944
Cash and cash equivalents at beginning of
   period ............................................     (5,007)         (156)         42,510         37,347
                                                       -----------    ---------     -----------    -----------
Cash and cash equivalents at end of period ...........$      (430)  $       151     $   128,570    $   128,291
                                                       ===========    =========     ===========    ===========


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

                                                       Metris      Guarantor    Non-Guarantor
                                                    Companies Inc. Subsidiaries Subsidiaries Consolidated
Operating Activities:
Net cash provided by (used in) operating activities   $ 107,473     $  (8,961)    $ (58,896)   $   39,616
                                                      ---------     ---------     ---------     ---------
Investing Activities:
Proceeds from/repayments of securitized loans .....          --            --       590,928       590,928

Net loans originated or collected .................       8,155            --      (607,477)     (599,322)
Credit card portfolio acquisition .................          --            --      (108,164)     (108,164)
Additions to premises and equipment ...............          --        (6,402)       (2,238)       (8,640)
                                                      ---------     ---------      ---------    ---------
Net cash provided by (used in) investing activities       8,155        (6,402)     (126,951)     (125,198)
                                                      ---------     ---------     ---------     ---------
Financing Activities:
Net increase (decrease) in debt ...................      39,688        (1,454)       32,662        70,896
Cash dividends paid ...............................      12,926            --       (13,500)         (574)
Net increase in equity ............................    (170,783)       16,371       154,684           272
                                                      ---------     ---------     ---------     ---------
Net cash (used in) provided by financing activities    (118,169)       14,917       173,846        70,594
                                                      ---------     ---------     ---------     ---------
Net decrease in cash and cash equivalents                (2,541)         (446)      (12,001)      (14,988)
Cash and cash equivalents at beginning of period            337           390        47,496        48,223
                                                      ---------     ---------     ---------     ---------
Cash and cash equivalents at end of period ........   $  (2,204)    $     (56)    $  35,495     $  33,235
                                                      =========     =========     =========     =========

ITEM 2.
                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. and its subsidiaries (collectively, the "Company"). This discussion should be read in conjunction with the following documents for a full understanding of the Company's financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report to Shareholders; the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998; and the Proxy Statement for the 1999 Annual Meeting of Shareholders. In addition, this discussion should be read in conjunction with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.

Results of Operations

     Net income for the three months ended September 30, 1999, was $31.2 million, or $.54 per share, up 83% from $17.0 million, or $.42 per share for the third quarter of 1998. The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. Fee-based services revenues continue to contribute to the net income growth due to continued strong product sales. These increases are largely attributable to the growth in average managed loans to $6.6 billion for the third quarter 1999 from $4.1 billion for the third quarter 1998, an increase of 61%, and growth in total credit card accounts to 3.5 million at September 30, 1999, from 2.5 million at September 30, 1998.

     Net (loss) income applicable to common stockholders for the nine months ended September 30, 1999, was a loss of $88.3 million, or $2.29 per share, down from $40.6 million, or $1.02 per share for the first nine months of 1998. Net loss applicable to common stockholders for the nine months ended September 30, 1999 included the $152.4 million one time, non-cash accounting impact from the issuance of the Series C Perpetual Convertible Preferred Stock, extinguishing the Series B Preferred, the Lee Senior Notes, and the ten-year warrants reported in the second quarter 1999. Without this adjustment reported earnings per share would have been $1.53 per share for the nine month period ended September 30, 1999. The increase in income before extraordinary item is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $5.7 billion for the nine months ended September 30, 1999, from $3.8 billion for the same period in 1998, an increase of 50%. In addition, credit card charge volume was $3.8 billion for the first nine months of 1999, a 39% increase over the same period in 1998.


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

                                                               September 30,   December 31,  September 30,
                                                                   1999          1998           1998
                                                                   ----          ----           ----

(Dollars in thousands)
Period-end balances
Credit card loans:
   Loans held for securitization/credit card loans ..........    $   29,462    $    3,430    $   38,916
   Retained interests in loans
       securitized ..........................................     1,516,310       753,469       546,419
   Investors' interests in
       securitized loans ....................................     5,139,303     4,558,143     3,657,433
                                                                 ----------    ----------    ----------
Total managed loan portfolio ................................    $6,685,075    $5,315,042    $4,242,768
                                                                 ==========    ==========    ==========


                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                           -------------                -------------
                                                         1999          1998           1999          1998
                                                         ----          ----           ----          ----
(Dollars in thousands)
Average balances
Credit card loans:
   Loans held for securitization/credit card loans    $   61,588    $   85,737     $   61,216     $   58,636
   Retained interests in loans
       securitized ...............................     1,269,414       530,625        942,775        511,662
   Investors' interests in
       securitized loans .........................     5,257,414     3,466,443      4,679,000      3,228,742
                                                      ----------    -----------    ----------     ----------
 Total managed loan portfolio ....................    $6,588,416    $4,082,805     $5,682,991     $3,799,040
                                                      ==========    ==========     ==========     ==========

Impact of Credit Card Securitizations

     The following table provides a summary of the effects of credit card securitizations on selected line items of the Company's statements of income for each of the periods presented, as well as selected financial information on both an owned and managed loan portfolio basis:

                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                                -------------                    -------------
                                                            1999             1998            1999            1998
                                                            ----             ----            ----            ----
(Dollars in thousands)
Statements of Income
 (owned basis):
   Net interest income .............................    $    52,210      $    19,662     $   118,173      $    60,640
   Provision for loan losses .......................         67,052           17,154         122,125           58,586
   Other operating income ..........................        172,081           76,824         447,234          223,315
   Other operating expense .........................        105,527           51,695         308,415          159,319
                                                        -----------      -----------     -----------      -----------
   Income before income taxes
         and extraordinary loss ....................    $    51,712      $    27,637     $   134,867      $    66,050
                                                        ===========      ===========     ===========      ===========

Adjustments for Securitizations:
   Net interest income .............................    $   173,414      $   103,680     $   474,875      $   302,269
   Provision for loan losses .......................        146,491          117,582         409,371          331,554
   Other operating income ..........................        (26,923)          13,902         (65,504)          29,285
   Other operating expense
                                                        -----------      -----------     -----------      -----------
   Income before income taxes
         and extraordinary loss ....................    $        --      $        --     $        --      $        --
                                                        ===========      ===========     ===========      ===========

Statements of Income (managed basis):
   Net interest income .............................    $   225,624      $   123,342     $   593,048      $   362,909
   Provision for loan losses .......................        213,543          134,736         531,496          390,140
   Other operating income ..........................        145,158           90,726         381,730          252,600
   Other operating expense .........................        105,527           51,695         308,415          159,319
                                                        -----------      -----------     -----------      -----------
   Income before income taxes
         and extraordinary loss ....................    $    51,712      $    27,637     $   134,867      $    66,050
                                                        ===========      ===========     ===========      ===========

Other Data:
Owned Basis:
Average interest-earning assets ....................    $ 1,458,894      $   640,776     $ 1,140,608      $   616,935
Return on average assets* ..........................            7.6%            10.1%            8.4%             8.8%
Return on average total equity*                                21.4%            32.0%           21.0%            27.9%
Net interest margin (1) ............................           14.2%            12.2%           13.9%            13.1%
Managed Basis:
Average interest-earning assets ....................    $ 6,716,308      $ 4,107,219     $ 5,819,608      $ 3,845,677
Return on average assets* ..........................            1.8%             1.6%            1.8%             1.4%
Return on average total equity* ....................           21.4%            32.0%           21.0%            27.9%
Net interest margin (1) ............................           13.3%            11.9%           13.6%            12.6%

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

Net Interest Income

     Net interest income consists primarily of interest earned on the Company's credit card loans less interest expense on borrowings to fund the loans. Managed net interest income for the three and nine month periods ended September 30, 1999, was $225.6 million and $593.0 million compared to $123.3 million and $362.9 million for the same periods in 1998. These increases were primarily due to a $2.5 billion and $1.9 billion increase in average managed loans over the comparable periods in 1998.

     Managed net interest margin was 13.3% and 13.6% for the three and nine month periods ended September 30, 1999, respectively, compared to 11.9% and 12.6% for the same periods in 1998. The third quarter and year-to-date periods of 1999 net interest margins were favorably impacted by the targeted repricing of the Company's core portfolio and the repricing of the PNC portfolio. The managed net interest margin for the three months ended September 30, 1999 was negatively impacted by the GE portfolio having a lower average margin and increased LIBOR rates. These were slightly offset by the increase in margin from the Company's spring campaign. Financing costs as a percent of borrowings for the third quarter and year-to-date periods of 1999 were 6.1% and 6.0%, respectively, compared with 6.7% and 6.5% in the same periods of 1998.





     The following table provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three and nine month periods ended September 30, 1999 and 1998:

Analysis of Average Balances, Interest and Average Yields and Rates


                                                     Three Months Ended September 30,
                                            1999                                           1998
                                ---------------------------------------------- -------------------------
                                  Average                     Yield/    Average                   Yield/
                                  Balance       Interest      Rate      Balance      Interest     Rate
(Dollars in thousands)
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold ..........   $    73,090    $       915    5.0%   $    14,306    $       197    5.5%
Short-term investments ......        54,802            683    4.9%        10,108            133    5.2%
Credit card loans and
 retained interests in loans
 securitized ................     1,331,002         66,337   19.8%       616,362         28,234   18.2%
                                -----------    -----------   ----    -----------    -----------   ----
Total interest-earning assets   $ 1,458,894    $    67,935   18.5%   $   640,776    $    28,564   17.7%

Other assets ................       690,323           --     --          370,612           --     --
Allowances for loan losses ..      (526,156)          --     --         (341,169)          --     --
                                -----------                          -----------
   Total assets .............   $ 1,623,061           --     --      $   670,219           --     --
                                ===========                          ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits ....................   $   437,861    $     6,429    5.8%   $      --      $      --      --%
Debt ........................       338,784          9,296   10.9%       345,866          8,902   10.2%
                                -----------    -----------   ----    -----------    -----------   ----
Total interest-bearing
   liabilities ..............   $   776,645    $    15,725    8.0%   $   345,866    $     8,902   10.2%

Other liabilities ...........       267,106           --     --          113,931           --     --
                                -----------                          -----------
Total liabilities ...........     1,043,751           --     --          459,797           --     --
Stockholders' equity ........       579,310           --     --          210,422           --     --
                                -----------                          -----------
Total liabilities and equity    $ 1,623,061           --     --      $   670,219           --     --
                                ===========                          ===========
Net interest income and
   interest margin (1) ......          --      $    52,210   14.2%          --      $    19,662   12.2%
Net interest rate spread (2).          --             --     10.5%          --             --      7.5%

Managed Basis
Credit card loans ...........   $ 6,588,416    $   316,533   19.1%   $ 4,082,805    $   187,385   18.2%
Total interest-earning assets     6,716,308        318,131   18.8%     4,107,219        187,715   18.1%
Total interest-bearing
   liabilities ..............     6,034,060         92,507    6.1%     3,816,056         64,373    6.7%
Net interest income and
   interest margin (1) ......          --      $   225,624   13.3%          --      $   123,342   11.9%
Net interest rate spread (2).          --             --     12.7%          --             --     11.4%


(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.


                                                 Nine Months Ended September 30,
                                                        1999                               1998
                                ----------------------------------------------- ------------------------
                                   Average                   Yield/     Average                   Yield/
                                   Balance       Interest    Rate       Balance      Interest     Rate
(Dollars in thousands)
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold ..........   $    94,202    $     3,390    4.8%   $    23,947    $       977    5.5%
Short-term investments ......        42,415          1,495    4.7%        22,690            902    5.3%
Credit card loans and
 retained interests in loans
 securitized ................     1,003,991        148,449   19.8%       570,298         80,494   18.9%
                                -----------    -----------   ----    -----------    -----------   ----
Total interest-earning assets   $ 1,140,608    $   153,334   18.0%   $   616,935    $    82,373   17.9%

Other assets ................       623,956           --     --          313,897           --     --
Allowances for loan losses ..      (476,423)          --     --         (311,914)          --     --
                                -----------                          -----------
   Total assets .............   $ 1,288,141           --     --      $   618,918           --     --
                                ===========                          ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits ....................   $   211,113    $     9,013    5.7%   $      --      $      --      --%
Debt ........................       313,202         26,148   11.2%       302,946         21,733    9.6%
                                -----------    -----------   ----    -----------    -----------   ----
Total interest-bearing
   liabilities ..............   $   524,315    $    35,161    9.0%   $   302,946    $    21,733    9.6%

Other liabilities ...........       245,428           --     --          121,067           --     --
                                -----------                          -----------
Total liabilities ...........       769,743           --     --          424,013           --     --
Stockholders' equity ........       518,398           --     --          194,905           --     --
                                -----------                          -----------

Total liabilities and equity    $ 1,288,141           --     --      $   618,918           --     --
                                ===========                          ===========
Net interest income and
   interest margin (1) ......          --      $   118,173   13.9%          --      $    60,640   13.1%
Net interest rate spread (2)           --             --      9.0%          --             --      8.3%

Managed Basis
Credit card loans ...........   $ 5,682,991    $   820,015   19.3%   $ 3,799,040    $   531,841   18.8%
Total interest-earning assets     5,819,608        824,900   19.0%     3,845,677        533,721   18.6%
Total interest-bearing
   liabilities ..............     5,203,314        231,852    6.0%     3,532,950        170,812    6.5%
Net interest income and
   interest margin (1) ......          --      $   593,048   13.6%          --      $   362,909   12.6%
Net interest rate spread (2)           --             --     13.0%          --             --     12.1%

(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(2) The net  interest  rate  spread  is the  annualized  yield  on  average
interest-earning   assets   minus  the   annualized   funding  rate  on  average
interest-bearing liabilities.

Other Operating Income

     Other operating income contributes substantially to the Company's results of operations, representing 77% and 79% of owned revenues for the three and nine month periods ended September 30, 1999. The following table presents other operating income on an owned basis:

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
(Dollars in thousands)                1999        1998     1999        1998
                                      ----        ----     ----        ----
Other Operating Income:
Net securitization and credit
 card servicing income ..........   $ 89,077   $ 30,499   $240,156   $ 95,454
Credit card fees, interchange and
 other income ...................     38,368     18,961     83,597     47,707
Fee-based services revenues .....     44,636     27,364    123,481     80,154
                                    --------   --------   --------   --------
   Total ........................   $172,081   $ 76,824   $447,234   $223,315
                                    ========   ========   ========   ========

     Other operating income increased $95.3 million and $223.9 million for the three and nine month periods ended September 30, 1999, over the comparable periods in 1998. These increases are primarily due to the $58.6 million and $144.7 million increases in income generated from net securitization and credit card servicing income as a result of the increases in average managed loans and the repricing of fees in the managed credit card loan portfolio. For the three and nine month periods ended September 30, 1999, credit card fees, interchange and other income increased $19.4 million and $35.9 million over the comparable periods in 1998. These increases were primarily due to the growth in total accounts and loans in the managed credit card portfolio, and an increase in the credit card fee structure which occurred in the fourth quarter of 1998.

     Additionally, fee-based services revenues increased by $17.3 million and $43.3 million for the three and nine month periods ended September 30, 1999. These increases are attributed to the Company's debt waiver product and the increases in membership program revenues resulting from increases in debt waiver and more account penetration for membership programs.


Other Operating Expense
                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
(Dollars in thousands)            1999      1998       1999       1998
                                  ----      ----       ----       ----
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses ......... $ 19,103   $  8,783   $ 70,841   $ 31,898
Employee compensation .......     34,184     12,940     85,101     42,612
Data processing services and
   communications ...........     14,135      8,822     36,746     25,792
Third-party servicing expense      3,515      2,895     11,440      7,953
Warranty and debt waiver
   underwriting and claims
   servicing expense               6,515      3,059     14,979      8,479
Credit card fraud losses ....      1,717      1,034      3,830      3,354
Other .......................     26,358     14,162     85,478     39,231
                                --------   --------   --------   --------
   Total ....................   $105,527   $ 51,695   $308,415   $159,319
                                ========   ========   ========   ========


     Total other operating expenses for the three and nine month periods ended September 30, 1999 increased $53.8 million and $149.1 million over the comparable periods in 1998, largely due to costs associated with the growth of the Company's business activities. Employee compensation increased $21.2 million and $42.5 million, respectively, for the three and nine month periods ended September 30, 1999, due to increased staffing needs to support the increase in credit card accounts and fee-based services active member growth. Other expenses increased $12.2 million and $46.2 million for the three and nine month periods ended September 30, 1999 due to increased customer base intangible amortization resulting from the addition of the PNC and GE portfolios and increases in general expenses to support the growth in credit card and fee-based services accounts. Also, credit card account and other product solicitation and marketing expenses increased $10.3 million, and $38.9 million over the comparable periods in 1998, largely due to the increase in fee-based marketing activity and testing and implementation of other new marketing programs during the first nine months of 1999.

Income Taxes

     The Company's provision for income taxes includes both federal and state income taxes. Applicable income tax expense was $20.5 million and $53.5 million for the three and nine month periods ended September 30, 1999 compared to $10.6 million and $25.4 million for the same periods in 1998. This tax expense represents an effective tax rate of 39.7% and 38.5% for the nine month periods ended September 30, 1999 and 1998, respectively.

Asset Quality

     The Company's delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of the Company's various credit card account portfolios, the success of the Company's collection and recovery efforts, and general economic conditions. The average age of the Company's credit card portfolio affects the stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts to minimize net losses. At September 30, 1999, 60% of managed accounts and 53% of managed loans were less than 36 months old. Accordingly, the Company believes that its loan portfolio will experience fluctuating levels of delinquency and loan losses as the average age of the Company's accounts increases.

     This trend is reflected in the change in the Company's net charge-off ratio. For the quarter ended September 30, 1999, the Company's managed net charge-off ratio was 8.8% compared to 10.5% for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, the net charge off rate stood at 9.4% compared to 10.0% for the nine months ended September 30, 1998. Without the impact of purchase accounting related to acquired portfolios, the charge-off rate would have been 10.3% and 10.6% for the three and nine month periods ended September 30, 1999, respectively compared to 10.7% and 10.7% for the same periods of 1998. The Company's charge-offs have been stable, with losses between 10% and 11% for the last eight quarters. The Company believes, consistent with its statistical models and other credit analysis, that this rate will continue to fluctuate in this range over the next few quarters.

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


Managed Loan Delinquency

                        September 30,   % of   December 31,    % of    September 30,  % of
                             1999       Total     1998        Total       1998        Total
                             ----       -----     ----        -----       ----        -----
(Dollars in thousands)
Managed loan portfolio
                         $6,685,075    100.0%   $5,315,042      100%   $4,242,768      100%
Loans contractually
delinquent:
     30 to 59 days ...      166,616      2.5%      113,449      2.1%      101,350      2.4%
     60 to 89 days ...      116,097      1.7%       75,049      1.4%       71,530      1.7%
     90 or more days .      218,034      3.3%      173,812      3.3%      156,377      3.7%
                         ----------    -----    ----------    -----    ----------    -----
       Total .........   $  500,747      7.5%   $  362,310      6.8%   $  329,257      7.8%
                         ==========    =====    ==========    =====    ==========    =====

     The above numbers reflect the continued seasoning of the Company's managed loan portfolio. Without the impact of purchase accounting related to acquired portfolios, delinquency rates would have been 8.1%, 7.4% and 7.8%, respectively. The Company intends to continue to focus its resources on its collection efforts to minimize the negative impact to net loan losses that results from increased delinquency levels.

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

                                                  Three Months Ended          Nine Months Ended
                                                    September 30,               September 30,
                                                    -------------               -------------
                                                  1999          1998         1999          1998
                                                  ----          ----         ----          ----
(Dollars in thousands)
Owned basis:
     Average loans and retained interests in
        loans securitized outstanding ......   $1,331,002    $  616,362    $1,003,991    $  570,298
     Net charge-offs .......................       25,541        16,564        66,081        42,226
     Net charge-offs as a percentage
        of average loans outstanding (1) ...          7.6%         10.7%          8.8%          9.9%
                                               ==========    ==========    ==========    ==========

Managed basis:
     Average loans outstanding .............   $6,588,416    $4,082,805    $5,682,991    $3,799,040
     Net charge-offs .......................      145,421       108,029       397,672       284,738
     Net charge-offs as a percentage of
        average loans outstanding(1) .......          8.8%         10.5%          9.4%         10.0%
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

     The provision for loan losses on a managed basis for the three and nine month periods ended September 30, 1999 totaled $213.5 million and $531.5 million, respectively, compared to a provision of $134.7 million and $390.1 million for the three and nine month periods ended September 30, 1998. The increases for the three and nine month periods ended September 30, 1999, as compared to the three and nine month periods ended September 30, 1998, is primarily reflective of the overall maturation of the portfolio and the increase in delinquent loans. The following table presents the change in the Company's allowance for loan losses and other ratios for the periods presented:

Analysis of Allowance for Loan Losses

                                            Three Months Ended      Nine Months Ended
                                               September 30,          September 30,
                                               -------------          -------------
                                              1999      1998         1999        1998
                                              ----      ----         ----        ----
(Dollars in thousands)
Managed Basis:
Balance at beginning of period ..........   $475,028   $324,157    $393,283    $244,084
Allowance related to assets acquired, net     10,250       --        26,293       1,378
Provision for loan losses ...............    213,543    134,736     531,496     390,140
Loans charged-off .......................    153,672    112,390     422,059     295,480
Recoveries ..............................      8,251      4,361      24,387      10,742
                                            --------   --------    --------    --------
Net loan charge-offs ....................    145,421    108,029     397,672     284,738
                                            --------   --------    --------    --------
Balance at end of period ................   $553,400   $350,864    $553,400    $350,864
                                            ========   ========    ========    ========

Ending allowance as a percent of .......         8.3%       8.3%        8.3%        8.3%
                                            ========   ========    ========    ========


Derivatives Activities

     The Company uses derivative financial instruments for the purpose of managing its exposure to interest rate risks and has a number of procedures in place to monitor and control both market and credit risk from these derivatives activities. All derivatives strategies and transactions are managed by senior management.



Liquidity, Funding and Capital Resources

     The Company finances the growth of its credit card loan portfolio through cash flow from operations, asset securitization, bank loans, subsidiary bank deposits, long-term debt issuance, and equity issuance.

     Through September 30, 1999 and 1998, the Company had received cumulative net proceeds of approximately $5.1 billion and $3.7 billion, respectively from sales of credit card loans to the trust and conduits. Cash generated from these transactions was used to reduce borrowings and to fund credit card loan portfolio growth. The Company relies upon the securitization of its credit card loans to fund portfolio growth and, to date, has completed securitization transactions on terms that it believes are satisfactory. The Company's ability to securitize its assets depends on the favorable investor demand and legal, regulatory and tax conditions for securitization transactions, as well as continued favorable performance of the Company's securitized portfolio of receivables. Any adverse change could force the Company to rely on other potentially more expensive funding sources, and in the worst case scenario, could create liquidity risks if other funding is unavailable or significantly limit the Company's ability to grow.

     The Company has a $200 million revolving credit facility maturing in June of 2001 and a $100 million term loan maturing in June of 2003, collectively (the "Credit Facilities") with a syndicate of banks and money market mutual funds. At September 30, 1999, the Company was in compliance with all financial covenants of these facilities. At September 30, 1999 and December 31, 1998, the Company had outstanding borrowings of $100 million and $110 million, respectively, under the Credit Facilities. As a result of the Spin Off and the removal of the FCI guarantee, the Company is no longer able to borrow at an investment grade rate. The interest rate under the Credit Facilities is higher than the interest rate under the previous old credit facility due to the Company's lower independent credit rating.

     On July 15, 1999, the Company privately issued and sold $150 million of 10.125% Senior Notes due 2006 (the "Senior Notes due 2006") pursuant to the 144(a) exemption of the Securities Act of 1933, as amended. The net proceeds were used for repayment of borrowings under the bank credit facility and to augment the capital of Direct Merchants Bank. The Senior Notes due 2006 are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc. (the "Guarantor"), and all future subsidiaries of the Company that guarantee any of the Company's indebtedness, including the Credit Facilities. The guarantee is an unsecured obligation of the Guarantor and ranks pari passu with all existing and future unsubordinated indebtedness.

     Beginning in the first quarter of 1999, Direct Merchants Bank began issuing jumbo certificates of deposit ("CDs"). These CDs are issued through third party registered deposit brokers in increments of $100,000. As of September 30, 1999, $584.8 million of CDs were outstanding with maturities ranging from six months to two years with fixed interest rates ranging from 5.0% to 6.35%.

     In addition to cash flow from operations, asset securitization, subsidiary bank CDs and the Credit Facilities, the Company uses long term debt and equity to fund continued credit card growth. While the Company planned to issue common equity shares in a public offering after the Spin Off during the fourth quarter of 1998, volatility in the stock market and in the Company's stock price caused the Company to seek alternatives to public issuance through either private issuance of equity or public or private issuance of equity-like securities. On November 13, 1998, after a review of several alternatives and discussions with several advisors and investors, the Company entered into agreements with affiliates of the Thomas H. Lee Company, (the "Lee Company") to purchase $200 million in Series B Perpetual Preferred Stock (the "Series B Preferred") and $100 million in 12% Senior Notes due 2006 (the "Lee Senior Notes"). The Company also issued the Lee Company 7.5 million ten-year warrants to purchase shares of the Company's common stock for $15, subject to adjustment in certain circumstances. The Series B Preferred had a 12.5% dividend payable in additional shares of Series B Preferred for ten years, then converting to payable in cash. The proceeds from the issuance of the Series B Preferred and the Lee Senior Notes were used to fund the PNC portfolio acquisition and for general corporate purposes.

     On March 12, 1999, shareholders approved conversion of the Series B Preferred and Lee Senior Notes into Series C Perpetual Convertible Preferred stock (the "Series C Preferred"). On May 28, 1999 notice was received that there was no regulatory objection to the conversion to the Series C Preferred, and the Series B Preferred and the Lee Senior Notes were converted into 0.8 million shares of Series C Preferred at a conversion price of $18.63 and the warrants were canceled. The Series C Preferred has a 9% dividend payable in additional shares of Series C Preferred and will also receive any dividends paid on the Company's common stock on an as converted basis. The cumulative payment-in-kind dividends are effectively guaranteed for a seven-year period. Assuming conversion of the Series C Preferred into common stock had occurred in the third quarter of 1999, the Lee Company would have owned over 30% of the Company on a diluted basis.

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

     As the portfolio of credit card loans grows, or as the trust and conduit securitization funding amortize, the Company's funding needs will increase accordingly. The Company believes that its cash flow from operations, asset securitization programs, together with the Credit Facilities, long term debt issuance, subsidiary bank deposit program and equity issuance, will provide adequate liquidity to the Company for meeting anticipated cash needs, although no assurance can be given to that effect.

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

Year 2000

     The "Year 2000 Problem" is a result of software systems or hardware systems utilizing two digits instead of four digits to define the year. Software or hardware with only two-digit capacity may interpret the year 00 as 1900 when calculating age, the length of a phone call, the financing period for a loan, or the expiration of a credit card. The problem is not limited to computers and computer software. Anything that contains a processor which utilizes date information needs to be assessed to insure it will work correctly in the Year 2000 (i.e. heating/cooling systems, telephones, elevators, alarm systems, and vaults with time locks). Vendors must be evaluated to ensure their compliance; otherwise materials essential to business operation may not be delivered on time.

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

     The Validation and Implementation Phase began in April 1998. The Validatation Phase was completed in October of 1999 for Mission Critical systems, and the Implementation Phase for Mission Critical systems has a targeted completion date of November 30, 1999. Again, this phase of the project cannot be considered successful and complete until the systems have experienced the century and the leap year transitions and any problems have been addressed. The goal of this phase is validation/testing of items to ensure Year 2000 compliance, implementation of renovated systems, and certification of Year 2000 compliance by business users.

     The following milestones are a part of the Company's plan to achieve Year 2000 compliance.

       ---------------------------------- --------------------------------------
       September 30, 1998                 Completed development of a proactive
                                          customer awareness program
       ---------------------------------- --------------------------------------
       ---------------------------------- --------------------------------------
       September 30, 1998                 Completed organization planning
                                          guidelines and business impact
                                          analysis for Year 2000 Business
                                          Resumption Contingency Planning
       ---------------------------------- --------------------------------------
       ---------------------------------- --------------------------------------
       December 31, 1998                  Contingency planning and validation
                                          for Year 2000 Business Resumption
                                          Contingency Planning is underway.
       ---------------------------------- --------------------------------------
       ---------------------------------- --------------------------------------
       September 30, 1999                 Complete testing of mission-critical
                                          systems and service providers and
                                          substantially complete implementation.
       ---------------------------------- --------------------------------------
       ---------------------------------- --------------------------------------
       October 31, 1999                   Substantially complete Contingency
                                          Planning and validation for Year 2000
                                          Business Resumption Contingency
                                          Planning.
       ---------------------------------- --------------------------------------

     As of October 1999, the project is on schedule. A customer awareness program has been implemented; a Contingency Planning framework has been completed and contingency planning efforts are well underway; testing of mission critical systems was underway by December 1998; and testing of internal Mission Critical systems has been completed and implementation has been substantially completed.

     The Company is dependent on databases maintained by FCI, and card and statement generation, among other services, provided by First Data Resources ("FDR"). In addition, the Company is dependent on MasterCard(R) and Visa(R) for clearinghouse activities associated with credit card use. The project team has been working with its identified material vendors, including FCI, FDR, MasterCard[R], and Visa[R] to determine the status of each vendor's plans for becoming Year 2000 compliant. The project team is striving to obtain test results showing Year 2000 compliance by vendors. The project team has developed high level contingency plans to address non-compliance by its material vendors, which may include replacing vendors.

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

     The most reasonably likely worst case scenario that may impact the Company's results of operations, financial condition and prospects is the failure of FDR, VISA[R] and MasterCard[R] to provide services. The Company's cardholders would be unable to use their credit cards or otherwise access their accounts. Due to several unknown contributing factors, and the scope of the Year 2000 issue, the impact this worst case scenario would have on the Company's results of operations, financial condition and prospects, is an uncertainty. The scenarios will be analyzed and addressed in the Company's contingency plans.

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

     The Company has substantially completed Year 2000 Business Resumption Contingency plans.

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

     The Company's primary owned and managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime Rate. Retained interests in loans securitized and loans held for securitization are funded through a combination of cash flow from operations, subsidiary bank deposits, the Company's $300 million bank credit facilities, $250 million in senior notes, and equity issuance. The Company's securitized loans are owned by the Trust and bank-sponsored multiseller receivables conduits (the "Conduits"), which have committed funding indexed to variable commercial paper rates, as well as term funding which is either directly indexed to LIBOR or at fixed rates. The $300 million bank credit facilities have pricing that is indexed to the variable London Interbank Offered Rate ("LIBOR") or a Prime Rate. At September 30, 1999, approximately 17.1% of the Trust and Conduit funding of securitized receivables was funded with fixed rate certificates.

     Including the impact of interest rate derivative transactions with the Trust and Conduit funding, in an interest rate environment with rates significantly below current rates, 86% of the funding for the securitized loan portfolio is indexed to floating commercial paper and LIBOR rates. In a interest rate environment with rates significantly above current rates, the potentially negative impact on earnings of higher interest expense is mitigated by the fixed rate funding and interest rate cap contracts.

     The approach used by management to quantify interest rate risk is a sensitivity analysis which management believes best reflects the risk inherent in the Company's business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points. Assuming no counteractive measures by management, a 200 basis point increase in interest rates affecting the Company's floating rate financial instruments, including both debt obligations and loans, will result in an increase in net income of approximately $22.0 million relative to a base case over the next 12 months; while a decrease of 200 basis points will result in a reduction in net income of approximately $18.5 million. The Company's use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of the Company's cardholders. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

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

Item 3.         Defaults Upon Senior Securities
                Not applicable

Item 4.         Submission of Matters to a Vote of Security Holders
                Not applicable

Item 5.         Other Information
                Not applicable

Item 6.         Exhibits and Reports on Form 8-K

(a)      Exhibits:

                          4.1 Indenture, dated as of July 13, 1999, by and among the Company, Metris Direct, Inc. and The Bank of New York, including Form of 10 1/8% Senior Notes due 2006 and Form of Guarantee (incorporated by reference to
                                    Exhibit  4.1 to the  Company's  Registration
                                    Statement on Form S-4, filed on September 8,
                                    1999 (File No. 333-86695)).

                          4.2 Exchange and Registration Rights Agreement, dated as of July 13, 1999, by and among the Company, Bear, Stearns & Co. Inc., Chase Securities Inc., Salomon Smith Barney Inc. and Barclays Capital Inc., relating to the new notes (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, filed on September 8, 1999 (File No. 333-86695)).

                         10.3 Metris Companies Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Amendment No. 1 filed on October 8, 1999, to the Company's Registration Statement on Form S-4 (File No. 333-86695)).

                         10.4 Metris Companies Inc. Management Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Amendment No. 1 filed on October 8, 1999, to the Company's Registration Statement on Form S-4 (File No. 333-86695)).

                         10.5 Metris Companies Inc. Amended and Restated Annual Incentive Plan for Designated Corporate Officers (incorporated by reference to Exhibit 10.5 to the Amendment No. 1 filed on October 8, 1999, to the Company's Registration Statement on Form S-4
                                   (File No. 333-86695)).

                         10.6 Metris Companies Inc. Amended and Restated Long-Term Incentive and Stock Option Plan
                                   (incorporated by reference to Exhibit 10.6 to
                                    the Amendment No. 1 filed on October 8,
                                    1999, to the Company's Registration
                                    Statement on Form S-4 (File No. 333-86695)).

                         10.10 Amendment dated as of May 7, 1999, to (a) the Amended and Restated Credit Agreement, dated as of June 30, 1998, among the Company and the lenders named therein, Nationsbank, N.A., as syndication agent, Deutsche Bank, as documentation agent, U.S. Bank National Association, as documentation agent, Barclays Bank, PLC, as co-agent, and The Chase Manhattan Bank, as administrative agent and (b) the Amended and Restated Pledge Agreement, dated as of June 30, 1998, among the Company, Metris Direct, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit to the Amendment No. 1 filed on October 8, 1999, to the Company's Registration Statement on Form S-4 (File No. 333-86695)).

                        10.11 Amendment dated as of June 10, 1999, to the Amended and Restated Credit Agreement, dated as of June 30, 1998, among the Company and the lenders named therein, Nationsbank, N.A., as syndication agent, Deutsche Bank, as documentation agent, U.S. Bank National Association, as documentation agent, Barclays Bank, PLC, as co-agent, Bank of America National Trust and Savings Association, as co-agent, and The Chase
                                    Manhattan  Bank,  as  administrative   agent
                                    (incorporated  by reference to Exhibit 10.11
                                    to the  Amendment  No. 1 filed on October 8,
                                    1999,   to   the   Company's    Registration
                                    Statement on Form S-4 (File No. 333-86695)).

                        10.12 Transfer and Administration Agreement, dated June 30, 1999, among Direct Merchants Credit Card Bank, N.A. as Transferor and Collection Agent, Enterprise Funding Corporation, Sheffield Receivables Corporation as Purchasers, Barclays Bank PLC as Agent and NationsBank, N.A. as Bank Investor and Agent (incorporated by reference to Exhibit 10.12 to the Amendment No. 1 filed on October 8,
                                    1999,   to   the   Company's    Registration
                                    Statement on Form S-4 (File No. 333-86695)).


                        11.*        Computation of Earnings Per Share.

                        27.*        Financial Data Schedule.


                (b)      Reports on Form 8-K:
                         Not applicable


                         *Filed herewith

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             METRIS COMPANIES INC.


Signature                       Title                          Date

Principal financial officer:    Executive Vice President,      November 12, 1999
                                Chief Financial Officer
/s/ David D. Wesselink
----------------------
David D. Wesselink


Principal accounting officer:   Sr. Vice President, Finance,   November 12, 1999
                                Corporate Controller

/s/ Jean C. Benson
----------------------
Jean C. Benson