Form 10-K
period 1999-12-31
METRIS COMPANIES INC
filed 2000-03-29
CIK 1021061

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended    Commission file number

                    December 31, 1999              001-12351

                              --------------------

                              METRIS COMPANIES INC.

             (Exact name of registrant as specified in its charter)

                Delaware                          41-1849591
       (State of Incorporation)      (I.R.S. Employer Identification No.)

       600 South Highway 169, Suite 1800, St. Louis Park, Minnesota 55426
                    (Address of principal executive offices)

                                 (952) 525-5020

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

As of February 25, 2000, 38,683,524 shares of the Registrant's Common Stock were outstanding and the aggregate market value of common stock held by non-affiliates of the Registrant on that date was approximately $1,006,795,000 based upon the closing price on the New York Stock Exchange on February 25, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference in Parts II and IV.

Certain portions of the Proxy Statement for the Annual Meeting of Shareholders of Metris Companies Inc. to be held on May 9, 2000, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, are incorporated by reference in Part III.

                                TABLE OF CONTENTS

PART I

                                                                       Page

Item 1. Business......................................................... 2

Item 2. Properties.......................................................34

Item 3. Legal Proceedings................................................34

Item 4. Submission of Matters to a Vote of Security Holders..............34


PART II

Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters..........................................34

Item 6. Selected Financial Data..........................................35

Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................35

Item 7A.Quantitative and Qualitative Disclosures
            About Market Risk............................................35

Item 8. Financial Statements and Supplementary Data......................36

Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................75


PART III

Item 10. Directors and Executive Officers of the Registrant..............75

Item 11. Executive Compensation..........................................75

Item 12. Security Ownership of Certain Beneficial
             Owners and Management.......................................75

Item 13. Certain Relationships and Related Transactions..................75


PART IV

Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K.....................................76

Signatures...............................................................77

Exhibit Index............................................................79

PART I

Item 1.  Business

     Metris Companies Inc. ("MCI" and collectively with its subsidiaries, the "Company," which may be referred to as "we," "us" and "our") is an information-based direct marketer of consumer credit products and fee-based services, primarily to moderate-income consumers. The Company's consumer credit products are primarily unsecured and secured credit cards issued by its subsidiary, Direct Merchants Credit Card Bank, National Association ("Direct
Merchants Bank"). Our customers and prospects include individuals for whom credit bureau information is available ("External Prospects") and other third party sources including customer lists and databases. We market our fee-based services, including debt waiver programs, membership clubs, extended service plans, and third-party insurance, to our credit card customers and customers of third parties.

     MCI was incorporated in Delaware on August 20, 1996. We became a publicly held company in October 1996 after completing an initial public offering. Our principal subsidiaries are Direct Merchants Bank, and Metris Direct, Inc. During the third quarter of 1998, Fingerhut Companies, Inc., which held approximately 83% of our common stock, received written approval from the Internal Revenue Service to distribute its interest in us to their shareholders in a tax-free spin off (the "spin off").

Business Segments

     We measure performance and operate in two business segments:

     Consumer Credit Products, which are primarily unsecured and secured credit cards issued by Direct Merchants Bank; and

     Fee-Based Services, which include debt waiver programs, membership clubs, extended service plans and third-party insurance offered to our credit card customers and customers of third parties.

     We receive income from our consumer credit products through: interest charges assessed on outstanding credit card loans; credit card fees (including annual membership, cash advances, overlimit fees, and past-due fees); and interchange fees. The primary expenses of this business are the costs of funding the loans, provisions for loan losses and operating expenses including employee compensation, account solicitation and marketing expenses and data processing and servicing expenses. Profitability is affected by response and approval rates to solicitation efforts, loan growth, interest spreads on loans, credit card usage, credit quality (delinquencies and charge-offs), card cancellations and fraud losses.

     In addition to selling fee-based services to third parties, our fee-based services business derives benefits from our consumer credit products business because we cross-sell these services to our credit card holders. Nonetheless, our two business segments are different with respect to the factors that affect profitability, including how income is generated and how expenses are incurred. These differences require us to manage our operations separately.

     We receive revenue from our fee-based services through fees and commissions. Our expenses include costs of solicitation, underwriting and claims servicing expenses, fees paid to third parties and other operating expenses. The primary factors that affect profitability for this business are: response rates to solicitation efforts, returns or cancel rates, and claims rates.

     We primarily target moderate-income consumers whom we believe have historically been overlooked by other credit card companies. We target and evaluate prospective customers in this market by using our proprietary scoring techniques, together with information from credit bureaus and other customer lists and databases, to determine a potential customer's creditworthiness. We also use sophisticated modeling techniques to evaluate the expected risk, responsiveness, and profitability of each prospective customer and to offer and price the products and services we believe to be appropriate for each customer. (See more detailed discussion following under "Business Lines.")

Strategy

         The principal components of our strategy are the following:

     Identify and solicit additional External Prospects for credit cards. We intend to continue adding moderate-income consumers through the use of our own internally developed risk models. We have developed our own proprietary credit risk modeling system (the "Proprietary Modeling System"). By incorporating individual credit information from the major credit bureaus into this Proprietary Modeling System and eliminating those individuals contained in the Fingerhut suppression and bad debt file (the "Suppress File"), we expect to generate additional customer relationships from External Prospects.

     Use risk-based pricing. We determine the specific pricing for an individual's credit card offer through the prospective customer's risk profile and expected responsiveness prior to solicitation, a practice known as "risk-based pricing." We believe the use of risk-based pricing allows us to maximize the profitability of a customer relationship.

     Pursue acquisitions of credit card portfolios. We expect to continue to pursue acquisitions of credit card portfolios and/or other businesses whose customers fit our product and target market profile or which otherwise strategically fit with our business.

     Increase the number of third party customers using our products and services. We will seek to access additional customers for our products and services by establishing relationships with third parties. Our strategy is to continue to use our proprietary risk, response and profitability models to solicit strategic partner's customers for credit cards, and to focus our cross-selling activities in order to increase the volume of fee-based services and extended service plans purchased by these customers.

     Sell multiple products and services to each customer. We intend to maximize the profitability of each customer relationship by selling additional products, thereby leveraging our account acquisition costs and infrastructure. Currently we focus our efforts on selling fee-based services to our credit card customers and customers of third parties.

     Diversify product offerings to our customers. We intend to segment markets to expand the success of our existing credit and fee-based products. To do so, we plan to analyze the data in our proprietary database and the databases of others to determine the needs of our target markets, then develop, test and effectively market these new products to our target markets.

Spin Off

     During the third quarter of 1998, Fingerhut received formal written approval from the Internal Revenue Service to complete the tax-free spin off of their 83% interest in the Company. The Fingerhut Board of Directors approved the spin off and completed the distribution of Metris shares on September 25, 1998 to Fingerhut shareholders.

     Each of the agreements between us and Fingerhut, other than the tax sharing agreement, remain in effect after the spin off. Although the administrative services agreement remains in effect, it is expected that the only continuing administrative services to be provided by Fingerhut to us will be information systems, and that these services will continue to be provided for no longer than 24 months following the spin off.

     Each of the agreements between us and Fingerhut may terminate early due to a change of control of the Company, as defined in the Risk Factors on page 26. The spin off itself did not constitute a change of control. However, now that Fingerhut does not own the stock of the Company, it is possible for a change of control to occur, thus causing early termination of these agreements.

     On November 13, 1998, we entered into agreements with affiliates of the Thomas H. Lee Company to invest $300 million in the Company. The terms of the transaction provided that the Lee Company investment would convert into 0.8 million shares of Series C Perpetual Convertible Preferred Stock upon shareholder approval and receipt of notice that there was no regulatory objection to the transaction. We determined that this conversion might result in a change of control as defined in certain agreements between us and Fingerhut, which would permit Fingerhut to terminate any or all of the agreements. Therefore, on December 8, 1998, we obtained an agreement (the "Waiver Agreement") from Fingerhut to waive its right to terminate the agreements if a change of control occurred as a result of the conversion.

     Pursuant to the Waiver Agreement, the Company and Fingerhut amended certain of their other agreements. The most significant change occurred in the database access agreement. Our exclusive license to use Fingerhut's customer database to market financial service products will become non-exclusive after October 31, 2001.

     Currently, no individual holds titles of officer or director at both Fingerhut and the Company.

Business Lines

     We operate primarily through two businesses: consumer credit products and fee-based services.

     Consumer credit products

     Products. Our consumer credit products are primarily unsecured and secured credit cards, including the Direct Merchants Bank MasterCard(R) and Visa(R). We offer co-branded credit cards and may also offer other consumer credit products either directly or through alliances with other companies. At December 31, 1999, we had approximately 3.7 million credit card accounts with approximately $7.3 billion in managed credit card loans. According to the Nilson Report, at December 31, 1999, we were the 9th largest MasterCard issuer in the United States based on the number of cards issued, and the 11th largest credit card issuer based on managed credit card loan balances.

     Prospects. Our primary sources of prospects to solicit for credit card offers are obtained from credit bureau queries and individuals in third-party customer lists and databases. Currently, our most significant source is the leads obtained from credit bureau inquiries. Our most significant third party customer source is a database maintained by Fingerhut, a wholly owned subsidiary of Federated Department Stores, Inc. Fingerhut is a database marketing firm that sells a broad range of products and services via catalogs, telemarketing, television, the Internet and other media. Substantially all of Fingerhut's sales are made using closed-end and revolving credit card loans. As customers make payments and order new products, Fingerhut enters a variety of payment, behavioral, and other data into its database. Fingerhut uses information in its database, along with sophisticated proprietary credit scoring models, to produce its proprietary credit scores for its customers. The Fingerhut database also includes Fingerhut's suppress file, which contains information on individuals about whom it has information relating to indicators of unacceptably high risk. Fingerhut periodically updates the information in its database. Fingerhut does not report its credit information to the credit bureaus, which means this information is not publicly available. At December 31, 1999, Fingerhut customers represented approximately 30% of our accounts and managed loans.

     Credit Scoring. We use internally and externally developed proprietary models to enhance our evaluation of prospects. These models help segment these prospects into narrower ranges within each risk score provided by Fair, Isaac and Co ("FICO"), allowing us to better evaluate individual credit risk and to tailor our risk-based pricing accordingly. We also use this segmentation along with the Fingerhut suppress file to exclude certain individuals from our marketing solicitations.

     We generate External Prospects from lists obtained from the major credit bureaus based on criteria established by us. We use proprietary models and additional analysis in conjunction with files obtained from the credit bureaus to further segment prospects based upon their likelihood of delinquency. We also eliminate any names which are included in the Fingerhut suppress file. We currently do not solicit prospects obtained from the credit bureaus who do not have risk scores calculated by FICO.

     We believe that our proprietary models in conjunction with additional analysis is effective in further segmenting and evaluating risk within risk score bands. However, for certain campaigns the models and additional analysis were less effective in doing so than in other campaigns. We have and continue to use the results of our analysis of prospects to adjust the proprietary models to determine the pricing for various segments and to exclude certain segments from subsequent direct marketing efforts. While we believe that the proprietary models and additional analysis are valuable tools in analyzing relative risks, it is not possible to accurately predict which consumers will default or the overall level of defaults, and we cannot assure you as to the levels of actual delinquencies or losses.

     We also use the Fingerhut database to identify potential customers. Fingerhut uses the information in their database, along with its proprietary credit scoring models, to create the Fingerhut score. We also acquire credit bureau information, including FICO scores, for all Fingerhut customers. For those Fingerhut customers who have FICO scores, we use the Fingerhut score to further segment Fingerhut customers into narrower ranges within each FICO score subsegment, allowing us to better evaluate credit risk and to tailor its risk-based pricing accordingly. Additionally, we use the Fingerhut score to target individuals who have no credit bureau information, and consequently no FICO score, allowing us to target Fingerhut customers who would not typically be solicited by other credit card issuers. The Fingerhut score has been effective in enhancing our ability to select which Fingerhut customers to solicit and in rank ordering Fingerhut customers according to their likelihood of delinquency.

     We believe that both the proprietary models and the Fingerhut score, in conjunction with the Fingerhut suppress file, give us a competitive advantage in evaluating the credit risk of moderate-income consumers. We believe that due to the amount and type of credit information available in the Fingerhut database, the Fingerhut score is currently more effective than our proprietary models in allowing us to evaluate the credit risk of prospects having lower FICO scores. Therefore, we have been willing to solicit certain consumers who have lower FICO scores if they also have an appropriate Fingerhut score. As a result, our Fingerhut-sourced credit card customers generally have lower initial FICO scores than do other prospects. After every marketing campaign, we monitor the performance of the proprietary models and continually re-evaluate the effectiveness of these models in segmenting credit risk, resulting in further refinements to our selection criteria for prospects. Over time, we believe that we will capture additional credit information on the behavioral characteristics of prospects which will allow us to further increase the effectiveness of our proprietary models.

     Solicitation. Prospects for solicitation include both External Prospects and customers of third parties. Prospects are contacted on a nationwide basis primarily through pre-screened direct mail and telephone solicitations. We receive responses to our solicitations, perform fraud screening, verify name and address changes, and obtain any information which may be missing from the application. Applications are sent to third party data entry providers, which key the application information and process the applications based on the criteria provided by us. We then make the credit decisions and approve, deny or begin the exception processing. We process exceptions for, among other things, derogatory credit bureau information and fraud warnings. Exception applications are processed manually by credit analysts based on policies approved by our credit committee.

     Pricing. Through risk-based pricing, we price credit card offers based upon a prospect's risk profile prior to solicitation or upon receipt of an application. We evaluate a prospect to determine credit needs, credit risk, and existing credit availability and then develop a customized offer that includes the most appropriate product, brand, pricing and credit line. We currently offer over 100 different pricing structures on our credit card products, with annual fees ranging from $0 to $75 and annual interest rates up to 28.99%. After credit card accounts are opened, we periodically monitor customers' internal and external credit performance and recalculate delinquency, profitability, attrition and bankruptcy predictors. As customers evolve through the credit life cycle and are regularly rescored, the lending relationship may evolve to include more or less restrictive pricing and product configurations.

     Age of Portfolio. The following table sets forth, as of December 31, 1999, the number of total accounts and amount of outstanding loans based on the age of the managed accounts. (Accounts in acquired portfolios are presented based on when the account was originated with the previous issue.)





                                                                   Percentage of
Age Since                    Number       Percentage     Loans          Loans
Origination               Of Accounts    of Accounts  Outstanding   Outstanding
-----------               -----------    -----------  -----------   -----------
                                                      (Dollars in
                                                       thousands)
0-6 Months .............    639,084         17.4%    $  528,100          7.3%
7-12 Months ............    267,788          7.3%       367,827          5.0%
13-18 Months ...........    394,299         10.7%       889,548         12.2%
19-24 Months ...........    265,667          7.2%       544,849          7.5%
25-36 Months ...........    575,557         15.6%     1,336,775         18.4%
37+ Months .............  1,537,183         41.8%     3,614,223         49.6%
                          ---------        -----     ----------        -----
     Total .............  3,679,578        100.0%    $7,281,322        100.0%
                          =========        =====     ==========        =====




     Geographic Distribution. We solicit credit card customers on a national basis and, therefore, maintain a geographically diversified portfolio. The following table shows the distribution of total accounts and amount of outstanding loans by state, as of December 31, 1999.




                                                                   Percentage of
                             Number      Percentage     Loans           Loans
State                     Of Accounts   of Accounts   Outstanding   Outstanding
-----                     -----------   -----------   -----------   -----------
                                                     (Dollars in
                                                       thousands)

California .............    457,308         12.4%    $  926,613         12.7%
Texas ..................    334,153          9.1%       655,687          9.0%
New York ...............    273,917          7.4%       553,787          7.6%
Florida ................    264,762          7.2%       545,003          7.5%
Ohio ...................    151,142          4.1%       302,786          4.2%
Illinois ...............    140,309          3.8%       276,493          3.8%
Pennsylvania ...........    116,823          3.2%       231,388          3.2%
Michigan ...............    100,769          2.7%       198,064          2.7%
Georgia ................     96,713          2.6%       195,845          2.7%
Virginia ...............     96,543          2.6%       193,400          2.6%
North Carolina .........     98,416          2.7%       187,146          2.6%
All others (1) .........  1,548,723         42.2%     3,015,110         41.4%
                         ----------        -----     ----------        -----
     Total .............  3,679,578        100.0%    $7,281,322        100.0%
                         ==========        =====     ==========        =====

      (1) No other state accounts for more than 2.5% of loans outstanding.

     Credit Lines. Once we approve an account we use automated screening and credit scoring techniques to establish an initial credit line based on the individual's risk profile. Excluding the portfolios that were purchased from other companies, our credit lines are below the industry average, due to our risk assessment methods and the higher average risk inherent in our target market. We may elect, at any time and without prior notice to a cardholder, to prevent or restrict further credit card use by the cardholder, usually as a result of poor payment performance or our concern over the creditworthiness of the cardholder. We manage credit lines based on the results of the behavioral scoring analysis, and in accordance with our internally established criteria. These analysis models automatically and regularly assign credit line increases and decreases to individual customers, as well as determine the systematic collection steps to be taken at the various stages of delinquency. We use these models to manage the authorization of each transaction, as well as the collections strategies used for non-delinquent accounts with balances above their assigned credit lines.

     The following table sets forth information with respect to account balance and credit limit ranges of our managed loan portfolio, as of December 31, 1999.




                                                                  Percentage
Credit               Number       Percentage                         of
Limit                  of             of            Loans           Loans
Range               Accounts       Accounts      Outstanding     Outstanding
-----               --------       --------      -----------     -----------
                                                 (Dollars in
                                                  thousands)

$1,000 or Less       457,657         12.4%       $  237,307          3.3%
$1,001-$2,000 .      546,815         14.9%          654,971          9.0%
$2,001-$3,500 .      722,561         19.6%        1,274,394         17.4%
$3,501-$5,000 .      666,347         18.1%        1,564,087         21.5%
Over $5,000 ...    1,286,198         35.0%        3,550,563         48.8%
                   ---------        -----        ----------        -----
     Total ....    3,679,578        100.0%       $7,281,322        100.0%
                   =========        =====        ==========        =====









                                                                   Percentage
                     Number       Percentage                           of
Account                of             of            Loans            Loans
Balance Range       Accounts       Accounts      Outstanding      Outstanding
-------------       --------       --------      -----------      -----------
                                                 (Dollars in
                                                  thousands)
Credit Balance ..     59,807          1.6%       $    (5,790)         (.1%)
No Balance ......    668,361         18.2%                --           --
$1,000 or Less ..    948,063         25.8%           423,452          5.8%
$1,001-$2,000 ...    601,480         16.3%           942,125         13.0%
$2,001-$3,500 ...    668,151         18.2%         1,863,690         25.6%
Over $3,500 .....    733,716         19.9%         4,057,845         55.7%
                   ---------        -----        -----------        -----
     Total ....    3,679,578        100.0%       $ 7,281,322        100.0%
                   =========        =====        ===========        =====




     Servicing, Billing and Payment. We have established a relationship with First Data Resources, Inc. ("FDR") for cardholder processing services. FDR is a subsidiary of First Data Corporation, a provider of information processing and related services including cardholder processing (services for financial institutions which issue credit cards to cardholders), and merchant processing (services for financial institutions which make arrangements with merchants for the acceptance of credit cards as methods of payment). FDR provides the following services for us:

*    data processing;

*    credit card reissuance;

*    monthly statements; and

*    interbank settlement.

     Our processing services agreement with FDR expires in 2006. We handle the following functions internally:

*    applications processing; and

*    back office support for mail inquiries and fraud management.

     In addition, we handle most in-bound customer service telephone calls for our customer base.

     We generally assess periodic finance charges on an account if the cardholder has not paid the balance in full from the previous billing cycle. We base these finance charges on the average daily balance outstanding on the account during the monthly billing cycle. The servicer applies payments in the following order: first to any billed and unpaid fees, next to billed and unpaid finance charges and then to billed and unpaid transactions in the order determined by us. If we are not paid in full prior to the due date, which is 25 days after the statement cycle date, we impose finance charges on all purchases from the date of the transaction to the statement cycle date. We also impose finance charges on each cash advance from the day we make the advance until the cardholder pays the advance in full. The finance charge is applied to the average daily balance. For most cardholders, if they pay the entire balance on the account by the due date, we do not impose a finance charge on purchases.

     We assess an annual fee on some credit card accounts. We may waive the annual fee, or a portion thereof, in connection with the solicitation of new accounts depending on the credit terms offered, which we determined based on the prospect's risk profile prior to solicitation, or when we determine a waiver to be appropriate considering the account's overall profitability. In addition to the annual fee, we charge accounts other fees, including:

* a late fee with respect to any unpaid monthly balance if we do not receive the required minimum monthly payment by the due date;

*   a cash advance fee for each cash advance;

* a fee with respect to each check submitted by a cardholder in payment of an account, which the cardholder's bank does not honor;

* an overlimit charge if, at any time during the billing cycle, the total amount owed exceeds the cardholder's credit line by at least $30; and

*   card processing or application fees for some card offers.

     Each cardholder is subject to an agreement governing the terms and conditions of the accounts. Pursuant to the agreement, we reserve the right to change or terminate certain terms, conditions, services and features of the account (including periodic finance charges, late fees, returned check charges and any other charges or the minimum payment), subject to the conditions set forth in the account agreement.

     FDR sends monthly billing statements to cardholders on our behalf. When we establish an account, we assign a billing cycle. Currently, there are 20 billing cycles. Each of the cycles has a separate monthly billing date based on the respective business day the cycle represents in each calendar month. Each month, we send a statement to all accounts with an outstanding balance greater than $1. All cardholders with open accounts must make a minimum monthly payment, generally of the greater of: $15, 2.5% of the outstanding balance, the finance charge or the balance of the account if the balance is less than $15. If we do not receive the minimum payment by the due date, we consider the account delinquent.

     Most merchant transactions by cardholders are authorized online. The remaining transactions generally are low dollar amounts, typically below $50. All authorizations are handled through FDR's adaptive control system.

     Delinquency, Collections and Charge-offs. We consider an account delinquent if we do not receive a payment due within 25 days from the closing date of the statement. We manage the collections work internally. We determine the collection actions to take by using the adaptive control system, which continually monitors all delinquent accounts. We close accounts that become 60 days contractually delinquent, but do not necessarily charge them off. We charge off and take accounts as a loss either within 60 days after formal notification of bankruptcy or at the end of the month during which they become contractually 180 days past due. We immediately reserve for and charge off accounts that we identify as fraud losses no later than 90 days after the last activity. We refer charged-off accounts to our recovery unit for coordination of collection efforts to recover the amounts owed. When appropriate, we place accounts with external collection agencies or attorneys. Periodically, we sell a portion of our charged-off portfolio to third-parties.

     Fee-Based Services

     We sell or offer fee-based services, including:

*    debt waiver protection for unemployment, disability, and death;

* membership programs such as card registration, purchase protection and other club memberships; and

* third-party insurance, directly to our credit card customers and customers of third parties.

     We currently administer the extended service plans that we sell through a third-party retailer, and our customers pay the retailer directly. In addition, we develop customized targeted mailing lists from information contained in both our and Fingerhut's databases for use by unaffiliated companies in their own financial services product solicitation efforts that do not directly compete with ours.

     We currently market the following programs:

     Account Protection Plus(SM). Account Protection Plus is a program we have developed that protects customers from interest charges on our credit cards in the event that they become disabled or unemployed. The customer's account is "frozen" for six months, with no payments due or interest accruing during this time. In the event of death, the amount due, up to the credit limit, is waived and the account is closed. Because this is an internally administered program, we are responsible for all of the program's associated costs. We also offer Account Benefit PlanSM which forgives the customer's balance due in the event of death but offers no protection in the event of disability or unemployment.

     Accidental Death Insurance. Beginning in May 1999, we began reinsuring the risk associated with underwriting accidental death insurance. Under an arrangement with a third-party insurance provider, this carrier sells accidental death policies to our customers for a fee. Our captive insurance company, ICOM Limited, then reinsures these policies from the third-party insurance provider. When these policies are reinsured by us, we assume all risk of loss and incur all administrative expenses related to servicing these policyholders. Prior to May 1999 we earned a fee from a third-party insurance administrator for the marketing and billing of the third-party's accidental death insurance program.

     Credit Life. Credit Life is a program that we have developed to provide the cardholder various coverage options. Depending on which coverage has been selected, the program will make the minimum payment on the cardholders credit card balance in the event of disability or unemployment for a period of six months, pay off the entire balance in the event of death, and provide a death benefit in the event of accidental death. A third party insurance company underwrites the policy and then reinsures those policies with ICOM Limited, our captive insurance subsidiary. We market this insurance program to our credit card customers only.

     Cash Benefit. Cash Benefit is a fee-based service launched in September 1999 that pays a set amount per month in the event of disability or unemployment and has a death benefit. A third-party insurance company markets, fulfills and underwrites the policies. We currently market Cash Benefit to our credit card customers only.

     PurchaseShield(R). PurchaseShield is a membership program that offers various levels of purchase protection to its members. Eligible purchases made on members' credit cards are protected with the following benefits:

*    warranty extension;

*    sale price protection; and

*    product return guarantee.

     In addition, PurchaseShield offers its members a household repair rebate that can be used on certain existing in-home electro-mechanical item repairs. Because we administer the program ourselves, we receive all revenues and are responsible for all of the program's associated costs. We currently offer PurchaseShield to our credit card customers and credit card customers of third parties.

     Card Registration. Card registration protects members from fraudulent charges if their credit cards are lost or stolen and provides emergency cash and airline tickets, change of address notification and lost or stolen card notification, valuable property and document registration, a messaging service and car rental discounts. We currently offer card registration service under the names Fraud Alert Services(SM) and SafeKeeper(SM) to our credit card customers and customers of third parties. We are responsible for all of its associated costs and revenues.

     DirectAlert(SM). DirectAlert is a fee-based service launched in April 1999 to help members monitor and review their credit report. Members of DirectAlert receive the following benefits:

*    access to their credit report in an easy to read format;

* quarterly updates detailing any changes in their credit report and the names of anyone who has requested or received a copy of their credit report;

* toll-free access to credit experts who are ready to answer questions and assist with any disputes; and

* retirement information verification which can help members examine their financial future by giving them an idea of what they will receive from social security after they retire.

     We currently offer DirectAlert to our credit card customers, credit card customers of third parties and the Internet market.

     Travel Club. TripSaver(SM) is a fee-based service launched in September 1999 that offers discounted travel services through the Metris travel agency. Members of TripSaver receive benefits of airline, hotel and car rental discounts, lowest price guarantee, 5% cash back on services booked through the Metris travel agency and other travel related discounts. We currently offer TripSaver to our credit card customers only.

     Extended Service Plans. We administer extended service plans sold by retailers. Extended service plans provide warranty coverage beyond the manufacturer's warranty. In general, the extended service plans that we administer provide customers with the right to have their covered purchases repaired, replaced, or in certain circumstances, the purchase price of the product refunded, within certain limits that we determine. Within the warranty industry, extended service plans are available for a wide variety of products, including consumer electronics and appliances, furniture, jewelry, automotives, and household mechanical systems such as heating, plumbing and electrical systems. We currently administer extended service plans for consumer electronics, appliances, furniture and jewelry purchased from third-party retailers.

     ServiceEdge(R) is our extended service plan administered by the Company for consumer electronics and all other electro-mechanical items. ServiceEdge customers have the right to have their purchases repaired or replaced in the event of electrical or mechanical failure or defects in materials and workmanship for coverable events after the manufacturer's warranty expires.

     Quality Furniture Care(SM) is our extended service plan program for furniture. The services provided to Quality Furniture Care customers include stain cleaning, structural defect or damage repair, or replacement if the merchandise cannot be repaired.

     Quality Jewelry Care(SM) is our extended service plan for jewelry. The services provided to Quality Jewelry Care customers include repair, soldering, ring sizing, prong re-tipping, and cleaning. We contract with third-party jewelers to perform the services to our customers.

     Most of the extended service plans that we administer continue for two years from the date of the product purchase (three to five years in limited cases). The customer pays the retail company a one-time fee for this coverage based on the price of the product, the term of coverage and the loss risk of the product. Customers may also be offered the opportunity to renew their coverage in one-year extensions, presently up to six years from the date of purchase, upon payment of an additional fee for each renewal. We are responsible for claims risk and claims processing for all extended service plans sold.

     Home ServiceEdge(SM). Home ServiceEdge is a fee-based service launched in September 1999 that covers repairs for a number of major appliances in the home. The plan will assist the customer in locating and arranging for service and, in the event the appliance cannot be fixed, will pay a fixed dollar amount towards the replacement of the appliance. We currently offer Home ServiceEdge to our credit card customers only.

     Tailored List Development. We currently work with several companies to develop targeted mailing lists. We earn revenue for each name that is solicited by these companies from our customer databases. We also earn revenue from the sale of advertising space included in our monthly billing statements.

     Other Membership Clubs. We have cooperative marketing arrangements with several third parties to market the third party's memberships in clubs that do not compete with our services or clubs. Additionally, we have other arrangements with third parties, which we assumed from acquired credit card portfolios, that provide us with revenue from ongoing membership fees billed to our acquired credit card holders.

Liquidity, Funding and Capital Resources

     One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Because the pricing and maturity characteristics of our assets and liabilities change, liquidity management is a dynamic process, affected by changes in short- and long-term interest rates. We use a variety of financing sources to manage liquidity, refunding and interest rate risks.


                 Metris Companies Inc. Year-End Funding Mix*
                 -------------------------------------------

                                     1999                       1998
                                     ----                       ----
Total Year-End Funding          $     7.3 billion         $     5.3 billion

Bank Loans                              1.4%                       2.1%
Long-term Debt                          3.4%                       3.8%
Equity                                  8.6%                       8.1%
Bank Conduit Securitizations           10.3%                      17.6%
Deposits                               10.7%                         --
Metris Master Trust                    65.6%                      68.4%
                               -------------              -------------
                                      100.0%                     100.0%
                               =============              =============

                 (*Chart replaces graph in 1999 Annual Report.)

     We finance the growth of our credit card loan portfolio through asset securitization, subsidiary bank deposits, bank loans, long-term debt issuance, cash flow from operations and equity issuance.

Asset Securitization

     A significant source of our funding is the securitization of our credit card loans. Securitization involves packaging and selling both current and future receivable balances of pools of credit card accounts, while retaining the servicing of such receivables. Our securitizations are treated as sales under generally accepted accounting principles. As a result, the securitized receivables are removed from our balance sheet and treated as managed loans.

     We primarily securitize receivables by selling the receivables either to our proprietary trust, the Metris Master Trust, or to bank-sponsored multi-seller conduits.

     The Metris Master Trust. The Metris Master Trust was formed in May 1995 pursuant to a pooling and servicing agreement, which was amended on July 30, 1998. Metris Receivables, Inc., one of our subsidiaries, transfers receivables in designated accounts to the trust in exchange for proceeds and an interest in the trust. Metris Receivables, Inc. may then exchange portions of this interest for one or more series of securities which it may then sell publicly or privately to third-party investors. The securities each represent undivided interests in all of the receivables in the trust, and may be split into separate classes which have different terms. The different classes of an individual series are structured to obtain specific credit ratings. As of December 31, 1999, ten series of securities have been issued by the trust. We currently retain the most subordinated class of securities in each series and sell all the other classes.

     Generally, each series involves an initial reinvestment period (a "revolving period") in which principal payments on receivables allocated to such series are returned to Metris Receivables, Inc. and reinvested in new receivables arising in the accounts. After the revolving period ends, principal payments allocated to the series are then used to repay the investors. This period is referred to as the amortization period. Currently, the trust has one series which is in a controlled amortization period. The scheduled amortization period is set in the agreements governing each series. However, all series set forth certain events by which amortization can be accelerated (early amortization). Usually, this would occur if the portfolio collections less charge-offs for bad debt, financing costs and operational costs drop below a minimum amount. Because new receivables in designated accounts cannot be funded while a series is in amortization, early amortization would accelerate our funding requirements for new receivables in the accounts. We do not have any series that are in early amortization.

     Each month, each series is allocated its share of finance charge collections which are used to pay investors interest on their securities, to reimburse them for their share of losses due to charge-offs and to pay their share of servicing fees. Amounts remaining may be deposited in cash accounts of the trust as additional protection for future losses. Once each of these obligations is fully met, any remaining finance charge collections, if any, are returned to us.

     Bank-Sponsored Conduit Programs. We maintain flexibility in our current securitization program by negotiating with bank-sponsored conduits. These conduits purchase an interest in receivables arising in designated accounts. These transactions also feature a revolving period in which principal payments on receivables allocated to the conduits are returned to us and reinvested in new receivables. These agreements also have early amortization triggers. Finance charge collections are used to pay certain obligations, including servicing fees, interest on the principal amount of the conduits investment in the applicable receivables, and recouping charge-offs. After such allocation, remaining finance charge collections, if any, are returned to us.

     At December 31, 1999 and 1998, we had received cumulative net proceeds of approximately $5.5 billion and $4.6 billion, respectively, from sales of credit card loans to the trust and conduits. We used cash generated from these transactions to reduce borrowings and to fund credit card loan portfolio growth. We rely upon the securitization of our credit card loans to fund portfolio growth and, to date, have completed securitization transactions on terms that we believe are satisfactory. Our ability to securitize our assets depends on the favorable investor demand and legal, regulatory and tax conditions for securitization transactions, as well as continued favorable performance of our securitized portfolio of receivables. Any adverse change could force us to rely on other potentially more expensive funding sources and, in the worst case scenario, could create liquidity risks if other funding is unavailable or significantly limit our ability to grow.

     The following table presents the amounts, at December 31, 1999, of investor principal in securitized receivables scheduled to amortize in future years. We base the amortization amounts on estimated amortization periods which are subject to change based on trust and conduit performance.

(Dollars in thousands)
2000                                                   $2,116,040
2001                                                    2,102,273
2002                                                            0
2003                                                      500,000
2004                                                      300,000
Thereafter                                                500,000
                                                       ----------
Total Securitized Loans at December 31, 1999           $5,518,313
                                                       ==========

Subsidiary Bank Deposits

     Beginning in the first quarter of 1999, Direct Merchants Bank began issuing certificates of deposit. These CDs are issued in increments of $100,000. As of December 31, 1999, $758.5 million of CDs were outstanding with maturities ranging from three months to two years with fixed interest rates ranging from 5.2% to 6.6%.

Bank Loans

     We have a $200 million, three-year revolving credit facility and a $100 million five-year term loan with a syndicate of banks and money market mutual funds. These credit facilities became effective upon the spin off from Fingerhut on September 25, 1998, and replaced our $300 million, five-year revolving credit facility. The credit facilities are secured by receivables and subsidiary stock and are guaranteed by one of our subsidiaries. Financial covenants in the credit facilities include, but are not limited to, requirements concerning minimum net worth, minimum tangible net worth to net managed receivables and tangible net worth plus reserves to delinquent receivables. At December 31, 1999 and 1998, we were in compliance with all financial covenants under these credit facilities. At December 31, 1999 and 1998, we had outstanding borrowings of $100 million and $110 million, respectively, under these credit facilities.

Long-Term Debt and Equity Issuance

     In addition to cash flow from operations, bank loans, subsidiary bank
CDs, and asset securitizations, we use long term debt and equity to fund continued credit card growth.

     On July 15, 1999, we privately issued and sold $150 million of 10.125% Senior Notes due 2006 pursuant to an exemption from registration under Rule 144A of the Securities Act of 1933. In October of 1999, we commenced an exchange offer for the senior notes pursuant to a registration statement. The terms of the new senior notes are identical in all material respects to the original private issue. We completed the exchange offer in November of 1999. In November 1997, we issued and sold $100 million of 10% senior notes due 2004. The senior notes are guaranteed on the same loan basis as the Senior Notes due 2006.

     On November 13, 1998, we sold $200 million in Series B Perpetual Convertible Preferred Stock and $100 million in 12% Senior Notes due 2006 to affiliates of the Thomas H. Lee Company. We also issued 7.5 million ten-year warrants to purchase shares of our common stock for $15, subject to adjustment in certain circumstances. The Series B Preferred had a 12.5% dividend payable in additional shares of Series B Preferred for 10 years, then converting to payable in cash.

     On March 12, 1999, shareholders approved conversion of the Series B Preferred and 12% Senior Notes into Series C Perpetual Convertible Preferred Stock. On May 28, 1999, notice was received that there was no regulatory objection to the conversion to the Series C Preferred, and the Series B Preferred and the 12% Senior Notes were converted into 0.8 million shares of Series C Preferred at a conversion price of $18.63 and the warrants were canceled. The Series C Preferred has a 9% dividend payable in additional shares of Series C Preferred and will also receive any dividends paid on our common stock on an as converted basis. The cumulative payment-in-kind dividends are effectively guaranteed for a seven-year period. Assuming conversion of the Series C Preferred into common stock had occurred at December 31, 1999, the Lee Company would have owned over 30% of the Company on a diluted basis.

     Converting to the Series C Preferred caused a one-time, non-cash, accounting adjustment for extinguishing the Series B Preferred and 12% Senior Notes. We allocated the excess of the fair value of the Series C Preferred over the carrying value of the Series B Preferred and the 12% Senior Notes at the time of the conversion to the 12% Senior Notes and the Series B Preferred Stock based upon their initial fair values. We recognized the $50.8 million allocated to the 12% Senior Notes as an extraordinary loss from the early extinguishment of debt and the $101.6 million allocated to the Series B Preferred as a reduction of net income applicable to common stockholders. We did not record the extraordinary loss attributable to the 12% Senior Notes net of taxes. These adjustments had no impact on total stockholders' equity.

General

     The Federal Reserve Act imposes various legal limitations on the extent to which banks that are members of the Federal Reserve System can finance or otherwise supply funds to certain of their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to us or our subsidiaries. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to us. Therefore, Direct Merchants Bank's investments in federal funds sold are generally not available for our general liquidity needs or the needs of our subsidiaries. These restrictions were not material to our operations at December 31, 1999 and 1998.

     As the portfolio of credit card loans grows, or as the trust and conduit certificates amortize or are otherwise paid, our funding needs will increase accordingly. We believe that our asset securitizations, subsidiary bank deposits, bank loans, long term debt, cash flow from operations and equity issuance will provide adequate liquidity for meeting anticipated cash needs, although we cannot give assurance to that effect.

Competition

     As a marketer of consumer credit products, we compete with numerous providers of financial services, many of which have greater resources than we do. In particular, our credit card business competes with national, regional and local bank card issuers as well as other general purpose credit and debit card issuers. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features; as a result, customer loyalty is often limited. However, we believe that our strategy of focusing on the moderate income sector and our exclusive access to information from the Fingerhut customer database allows us to compete effectively in the market for moderate income cardholders to market financial services products.

     There are numerous competitors in the fee-based services market, including insurance companies, financial services institutions and other membership-based or consumer-enhancement service providers, many of which are larger, better capitalized and more experienced than we are. However, we believe that our agreements with Fingerhut, including our exclusive right to use the Fingerhut customer database to market financial services and our right to be the exclusive provider of extended service plans to Fingerhut customers, will allow us to compete effectively in this market. As we continue to expand our business to market extended service plans to the customers of third-party retailers, we will also compete with manufacturers, financial institutions, insurance companies and a number of independent administrators, many of which have greater operating experience and financial resources than we do.

Regulation

     The Company and Direct Merchants Bank

     Direct Merchants Bank is a limited purpose credit card bank chartered as a national banking association. It is a member of the Federal Reserve System. Its deposits are insured by the Bank Insurance Fund which is administered by the Federal Deposit Insurance Corporation ("FDIC") and it is subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency ("OCC"), its primary regulator. It is also subject to regulation by the FDIC, as a back-up regulator. Direct Merchants Bank is not a "bank" as defined under the Bank Holding Company Act of 1956, as amended (the "BHCA") because it:

*    engages only in credit card operations;

* does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others;

* does not accept any savings or time deposits of less than $100,000, except for deposits pledged as collateral for extensions of credit;

*    maintains only one office that accepts deposits; and

*    does not engage in the business of making commercial loans.

     As a result, we are not a bank holding company under the BHCA. If Direct Merchants Bank failed to meet the credit card bank criteria described above, Direct Merchants Bank's status as an insured bank would make us subject to the provisions of the BHCA. We believe that becoming a bank holding company would limit our ability to pursue future opportunities.

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

     Capital Adequacy

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), requires the banking agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation. FDICIA also provides that regulatory action may be taken against a bank that does not meet such standards.

     The OCC has adopted regulations that define the five capital categories (well-capitalized, adequately-capitalized, undercapitalized, significantly-undercapitalized and critically-undercapitalized) identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leveraged capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well-capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately- capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4% (3% in some cases). Under these guidelines, Direct Merchants Bank is considered well-capitalized.

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

     The FDICIA requires the FDIC to implement a system of risk-based premiums for deposit insurance pursuant to which the premiums paid by a depository institution will be based on the probability that the FDIC will incur a loss in respect of such institution. The FDIC has adopted a system that imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. Direct Merchants Bank pays the lowest rate on deposit insurance premiums for its capital level and supervisory rating.

     Under FDICIA, only "well-capitalized" and "adequately- capitalized" banks may accept brokered deposits. "Adequately- capitalized" banks, however, must first obtain a waiver from the FDIC before accepting brokered deposits and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar size and maturity accepted from the bank's normal market area or the national rate on deposits of comparable maturity, as determined by the FDIC, for deposits from outside the bank's normal market area. Direct Merchants Bank may accept brokered deposits as part of its funding and began issuing certificates of deposit in the first quarter of 1999. These CDs are issued through third party registered deposit brokers in increments of $100,000.

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

     Legislation

     Congress recently passed a financial services modernization law that includes statutes to protect consumer privacy. Regulations to implement these privacy provisions could adversely affect us if these changes result in limits on sharing information.

     From time to time legislation has been proposed in Congress to limit interest rates and fees that could be charged on credit card accounts or otherwise restrict practices of credit card issuers. If this or similar legislation is proposed and adopted, our ability to collect on account balances or maintain previous levels of finance charges and other fees could be adversely affected.

     Additionally, the U.S. Senate and House of Representatives each have passed legislation that would amend the federal bankruptcy laws. Changes in federal bankruptcy laws and any changes to state debtor relief and collection laws could adversely affect us if such changes result in, among other things, accounts being charged off as uncollectible and additional administrative expenses. It is unclear at this time whether and in what form any legislation will be adopted or, if adopted, what its impact on us would be. Congress may in the future consider other legislation that would materially affect the credit card and related fee-based services industries.

     Consumer and Debtor Protection Laws

     Various federal and state consumer protection laws limit our ability to offer and extend credit. In addition, the U.S. Congress and the States may decide to regulate further the credit card industry by enacting laws or amendments to existing laws to reduce finance charges or other fees or charges applicable to credit card and other consumer revolving loan accounts. These laws may adversely affect our ability to collect on account balances or maintain established levels of periodic rate finance charges and other fees and charges with respect to the accounts. Similarly, Congress and the States may decide to regulate further our fee-based services.

     Investment in the Company and Direct Merchants Bank

     Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal law. Investors are responsible for insuring that they do not directly or indirectly acquire shares of our capital stock in excess of the amount which can be acquired without regulatory approval.

     Interstate Taxation

     Several states have passed legislation which attempts to tax the income from interstate financial activities, including credit cards, derived from accounts held by local state residents. We believe that this legislation will not materially affect us. Our belief is based upon the following: current interpretations of the enforceability of legislation; prior court decisions; and the volume of business in states that have passed legislation.

     Licensing Requirements

     Several state and local government regulators require our subsidiaries to be licensed in order to offer our fee-based insurance and warranty products in these states. We are in the process of obtaining licenses for these products in the remainder of states. Our captive insurance subsidiary, ICOM Limited, is licensed in Bermuda under The Insurance Act of 1978 as a Class 2 Insurer. We are restricted from writing any long-term policies or pursuing any unrelated business in excess of certain limits under Bermuda law.

     Fair Credit Reporting Act

     The Fair Credit Reporting Act ("FCRA") regulates "consumer reporting agencies." Under the FCRA, an entity risks becoming a consumer reporting agency if it furnishes "consumer reports" to third parties. A consumer report is a communication of information which bears on a consumer's creditworthiness, credit capacity, credit standing or certain other characteristics and which is collected or used or expected to be used to determine the consumer's eligibility for credit, insurance, employment or certain other purposes. The FCRA explicitly excludes from the definition of consumer report a report containing information solely as to transactions or experiences between the consumer and the entity making the report. An entity may share consumer reports with any of its affiliates so long as that entity provides consumers with an appropriate disclosure and an opportunity to opt out of such "affiliate sharing."

     Our objective is to conduct our operations in a manner that would fall outside the definition of consumer reporting agency under the FCRA. If we were to become a consumer reporting agency, however, we would be subject to a number of complex and burdensome regulatory requirements and restrictions. Such restrictions could have a significant adverse economic impact on us. Our agreements with Fingerhut provide that neither of us will provide information that causes either of us to become a consumer reporting agency. Failure to comply with this limitation could result in termination of the agreements and have an adverse impact us.


Employees

     As of December 31, 1999, we had approximately 3,100 employees, located in Arizona, Florida, Illinois, Maryland, Minnesota, and Oklahoma. None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

Trademarks, Tradenames and Service Marks

     Metris Companies Inc. and its subsidiaries have registered and continue to register, when appropriate, various trademarks, tradenames and service marks used in connection with its business and for private label marketing of certain of its products. We consider these trademarks and service marks to be readily identifiable with, and valuable to, our business.

Executive Officers of the Registrant

     The following table sets forth certain information concerning the persons who currently serve as our executive officers. Each executive officer serves at the discretion of our Board of Directors.

     Name               Age               Position
     ----               ---               --------

     Ronald N. Zebeck    45    President, Chief Executive Officer and Director

     Z. Jill Barclift    42    Executive Vice President, General Counsel and
                               Secretary

     Joseph A. Hoffman   42    Executive Vice President, Consumer Credit Card
                               Marketing

     Douglas B. McCoy    52    Executive Vice President, Operations

     David R. Reak       41    Executive Vice President, Risk
                               Management/Recovery

     Douglas L. Scaliti  42    Executive Vice President, Fee-Based Products

     David D. Wesselink  57    Executive Vice President, Chief Financial Officer

     Jean C. Benson      32    Senior Vice President, Finance, Corporate
                               Controller

     Patrick J. Fox      44    Senior Vice President, Business Development

     Paul T. Runice      40    Senior Vice President, Treasurer

     Benson Woo          45    Senior Vice President, Finance

     Ronald N. Zebeck has been our President and Chief Executive Officer and a director of the Company since our incorporation in August 1996. Mr. Zebeck has been President of Metris Direct, Inc. since March 1994 and has served as Chairman of the Board of Direct Merchants Bank since August 1995. Prior to joining us, Mr. Zebeck was Managing Director, GM Card Operations of General Motors Corporation from 1991 to 1993, Vice President, Marketing and Strategic Planning of Advanta Corporation (Colonial National Bank USA) from 1987 to 1991, Director of Strategic Planning of TSO Financial (later Advanta Corporation) from 1986 to 1987 and held various credit card and credit-related positions at Citibank affiliates from 1976 to 1986.

     Z. Jill Barclift has been our Executive Vice President, General Counsel and Secretary since November 1998. Ms. Barclift was appointed Vice President, General Counsel in December 1996 and served as Assistant General Counsel from April 1996 to December 1996. Prior to joining us, Ms. Barclift held various positions at Household International, Inc. and Household Credit Services, Inc. from October 1989 to April 1996, most recently as Associate General Counsel. Prior to that, she was Senior Counsel at Dean Witter Financial Services, Inc. from January 1984 to October 1989.

     Joseph A. Hoffman has been Executive Vice President, Consumer Credit Card Marketing since October 1999. Mr. Hoffman previously served as Senior Vice President, Consumer Credit Marketing from April 1998. Prior to joining us, Mr. Hoffman was Vice President of Marketing at Advanta Corporation from June 1994 to April 1998, where he held a variety of positions including Directors of Brand Management and Affinity and Co-Brand Marketing. Before that, Mr. Hoffman was Vice President, Area Director, in Citibank's Card Product Group, which he joined in 1980. During his fourteen-year tenure with Citibank, Mr. Hoffman held a variety of Marketing and Operations positions with Citibank's Bankcard and Private Label businesses.

     Douglas B. McCoy has been Executive Vice President, Operations since November 1998. Mr. McCoy was appointed Senior Vice President, Operations in December 1996. He served as Vice President, Operations of Metris Direct, Inc. from January 1995 to November 1996. In addition, Mr. McCoy has been President of Direct Merchants Bank since July 1995. Prior to joining us, he was Vice President, Credit Administration of USAA Federal Savings Bank from September 1984 to January 1995, Assistant Vice President, Credit Administration of Bank of Oklahoma from July 1984 to September 1984, Assistant Vice President, Operations of First National Bank of Tulsa from May 1982 to July 1984 and Assistant Vice President, Credit Card Marketing of The Bank of New Orleans from April 1978 to April 1982.

     David R. Reak has been Executive Vice President, Risk Management/Recovery since October 1999. Mr. Reak previously served as Senior Vice President, Credit Risk since November 1998. Mr. Reak was appointed Vice President, Credit Risk in October 1996 and previously served as Senior Director, Credit Risk of Metris Direct, Inc. from December 1995 to October 1996. Prior to joining us, he had several positions at American Express Travel Related Services Company, including Senior Manager, Credit Risk Management Europe and Middle East from 1994 to December 1995, Senior Manager, Credit Risk Management U.S. Consulting Group from 1992 to 1994, and Project Manager, Credit Research and Analysis from 1990 to 1992.

     Douglas L. Scaliti has been Executive Vice President, Fee-Based Products since November 1998. Mr. Scaliti previously held the position of Senior Vice President, Fee-Based Services from March 1998. Mr. Scaliti was appointed Senior Vice President, Marketing in December 1996 and served as Vice President, Marketing from August 1996 to November 1996. He held that same position at Metris Direct, Inc. since September 1994. Prior to joining us, he held several positions at Advanta Corporation in its marketing and operations area, including Senior Marketing Manager, Credit Cards from 1987 to 1994, Operations Consultant, Profit Improvement from 1985 to 1987 and Credit Operations Manager from 1982 to 1985. Mr. Scaliti also serves on the First Data Resources Market Area Advisory Group.

     David D. Wesselink has been Executive Vice President, Chief Financial Officer since December 1998. Prior to joining us, Mr. Wesselink was Senior Vice President and Chief Financial Officer of Advanta Corporation from 1993 to 1998. Prior to Advanta Corporation, he held several positions at Household Finance Corp. and Household International, Inc. from 1971 to 1993, including Senior Vice President from 1986 to 1993 and Chief Financial Officer from 1982 to 1993.

     Jean C. Benson has been Senior Vice President, Finance, Corporate Controller since March 1999. Ms. Benson previously was Vice President, Finance, Corporate Controller from May 1998 to February 1999 and has been Corporate Controller since August 1996. In addition, Ms. Benson held various finance positions at the Company since October 1994. Prior to that, she held various positions at Deloitte & Touche LLP (public accounting), specializing in the financial services industry from 1990 to 1994.

     Patrick J. Fox has been Senior Vice President, Business Development since March 1998. Prior to joining us, Mr. Fox held executive positions in the credit card group of Bank of America from September 1994 to March 1998, Where most recently he was the Director of Product Management and Business Development. Prior to Bank of America, Mr. Fox held various marketing and sales management positions with Bank One, which he joined in 1990, Comerica Bank and Citibank.

     Paul T. Runice has been Senior Vice President, Treasurer since November 1998. Mr. Runice previously was Vice President, Treasurer from January 1998 to October 1998. Prior to joining us, Mr. Runice was with the Bank of America for nine years, most recently as Vice President in the U.S. Corporate Finance Group. Prior to Bank of America, he was employed by Grand Metropolitan, Inc. and The Pillsbury Company as Manager of Treasury Operations, as well as in corporate development and financial analysis roles.

     Benson Woo has been Senior Vice President, Finance since joining the Company in October of 1999. Prior to joining us, Mr. Woo was Vice President and Chief Financial Officer of York International Corporation from 1998 to 1999. Prior to York International Corporation, he was Vice President and Treasurer of Case Corporation from 1994 to 1998. Prior to that, he held several positions at General Motors Corporation from 1979 to 1994, including Finance Director, GM Credit Card Operations from 1992 to 1994.

     Our officers are elected by, and hold office at the will of, our Board of Directors and do not serve a "term of office" as such.


Risk Factors

     This annual report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from such statements. You should not place undue reliance on these forward-looking statements as they speak only of our views as of the date the statement was made and are not a guarantee of future performance.

     Forward-looking statements include statements and information as to our strategies and objectives, growth in earnings per share, return on equity, growth in our managed loan portfolio, net interest margins, funding costs, operating costs and marketing expenses, delinquencies and charge-offs and industry comparisons or projections. Forward-looking statements may be identified by the use of terminology such as "may," "will," "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," or "anticipates" and similar expressions, as they relate to the Company or our management. These statements reflect management's current views with respect to future events and are subject to certain risks, uncertainties and assumptions.

     The factors discussed below, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements. Although we have attempted to list comprehensively these important factors, we caution you that other factors may in the future prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for us to predict all of these factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

     Our Target Market for Consumer Credit Products Has Higher Default and
        Bankruptcy Rates

     The primary risk associated with secured and unsecured lending to moderate income consumers is higher default rates than other income classes of consumers, resulting in more accounts being charged-off as uncollectible. In addition, general economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies and credit losses among moderate-income consumers than among other income classes of consumers. A recession or economic downturn may cause an increase in default rates and delinquencies. We may be unable to successfully identify and evaluate the creditworthiness of our target customers to minimize the expected higher delinquencies and losses. We also cannot assure you that our risk-based pricing system can offset the negative impact on profitability that the expected greater delinquencies and losses may have.

     The Lack of Seasoning of Our Credit Card Portfolio Creates a Risk of
        Increasing Loss Levels

     Our growth strategy is likely to produce a continued flow of unseasoned accounts into our portfolio. The average age of a credit card issuer's portfolio of accounts generally affects the level and stability of delinquency and loss rates of that portfolio. For example, a portfolio containing mostly older accounts generally behaves more predictably than a newly originated portfolio. At December 31, 1999, 58% of our credit card accounts were less than 36 months old. The delinquency and charge-off ratios for the following periods do not reflect the favorable impact of purchase accounting related to the portfolio acquisitions. At December 31, 1999, 7.8% of our managed credit card loans were 30 days or more delinquent, compared to 7.4% at December 31, 1998, and 7.1% at December 31, 1997. Any material increases in delinquencies and losses beyond our expectations could have a material adverse impact on us and the value of our net retained interests in loans securitized, which are subordinated to the interests sold in such securitizations.

     We May Not be Able to Sustain and Manage Growth

     In order to meet our strategic objectives, we plan to continue to expand our credit card loan portfolio. Continued growth in this area depends largely on:

*    our ability to attract new cardholders;

*    growth in both existing and new account balances;

* the degree to which we lose accounts and account balances to competing card issuers;

*    levels of delinquencies and losses;

* the availability of funding, including securitizations, on favorable terms;

* general economic and other factors such as the rate of inflation, unemployment levels and interest rates, which are beyond our control;

*    our ability to acquire and integrate portfolios; and

*    stability and growth in management.

     Our continued growth also depends on our ability to manage this growth effectively. Factors that affect our ability to successfully manage growth include:

*    retaining and recruiting experienced management personnel;

*    finding and adequately training new employees;

*    cost-effectively expanding our facilities;

*    growing and updating our management systems; and

*    obtaining capital when needed.

     We May Not be Able to Successfully Market Our Fee-Based Services or Sign
        Additional Marketing Alliances

     We target our fee-based services to our credit card customers and customers of third parties. Because of the variety of offers provided and the diversity of the customers targeted, we are uncertain about how many customers will respond to our offers for these fee-based services. We may experience higher than anticipated costs in connection with the internal administration and underwriting of these fee-based services and lower than anticipated response or retention rates.

     Furthermore, we may be unable to expand the fee-based services business or maintain historical growth and stability levels if:

*    we cannot successfully market credit cards to new customers;

* existing credit card customers close accounts voluntarily or involuntarily;

*    existing fee-based services customers cancel their services;

*    we cannot form marketing alliances with other third parties; or

* new or restrictive state regulations limit our ability to market or sell fee-based services.

     Our Profitability and Ability to Grow is Dependent on Our Funding Sources

     Securitization Markets. We depend heavily upon the securitization of our credit card loans to fund our operations and growth. As recently as the fourth quarter of 1998, these markets have undergone disruptions which adversely affected the ability of companies like us to raise money from these sources. Furthermore, our ability to securitize our assets depends on the continued availability of credit enhancements on acceptable terms and the continued favorable legal, regulatory and tax environment for such transactions.

     In addition, even if we are able to securitize our assets consistent with past practice, poor performance of our securitized assets, including increased delinquencies and credit losses, could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause early amortization of such securities or result in higher required credit enhancement levels. As a result, poor performance of our securitized assets could divert significant amounts of cash that would otherwise be available to us. This could jeopardize our ability to complete other securitization transactions on acceptable terms, decrease our liquidity and force us to rely on other potentially more expensive funding sources, to the extent available. We cannot assure you that the securitization market will continue to offer suitable funding alternatives.

     Credit Facility. We rely on our credit facilities to fund our operations and growth. If we breach any of our covenants under our credit facilities, including various financial covenants, the lenders may terminate the facilities. Disruptions in the securitization market could negatively affect our ability to comply with these covenants, and therefore our ability to borrow or replace these facilities could be adversely affected.

     CD Program. Beginning in the first quarter of 1999, Direct Merchants Bank began issuing certificates of deposit in increments of $100,000. We expect to use the proceeds of these deposits to fund our operations and growth. To maintain our current level of access to the certificate of deposit market, Direct Merchants Bank must maintain a "well-capitalized" rating, as that rating is defined by the Office of the Comptroller of the Currency. If it does not do so, Direct Merchants Bank may be required to modify the program and may not be able to accept additional deposits.

     Other Funding Sources. We also expect to obtain financing by selling debt and equity securities. Our ability to obtain such financing is dependent upon many factors, including general market conditions. We cannot assure you that we will be able to obtain this financing on favorable terms or at all. In addition, restrictions contained in our debt agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

     Our ability to obtain financing from the various sources available to us is dependent upon many factors, including those outside of our control. In addition, disruptions or unfavorable conditions related to one financing source may negatively affect our ability to access other financing sources, or may increase our financing costs.

     We Require a High Degree of Liquidity to Operate Our Business

     We depend on asset securitization, subsidiary bank deposit program, bank loans, long-term debt issuance, cash flow from operations, and equity issuance to fund our operations and growth. The loss or interruption of any of these sources of funding could adversely affect our ability to operate.

     Key elements of our strategy are dependent upon us having adequate available cash. These cash needs include:

*    funding receivable growth through marketing campaigns;

* additional credit enhancement in the case of poor performance of our securitized assets;

* interest and principal payments under our securitizations, our credit agreement, our existing senior notes and other indebtedness;

*    ongoing operating expenses;

* maintenance of the "well-capitalized" status of our subsidiary, Direct Merchants Bank, which is necessary to maintain the CD program;

*    portfolio and business acquisitions;

* fees and expenses incurred in connection with the securitization of receivables and the servicing of them; and

*    tax payments due on receipt of excess cash flow from securitization trusts.

     Given these cash needs, we anticipate that we will need to enter into financing transactions on a regular basis. We cannot assure you that we will be able to secure funds to support our cash needs on terms as favorable as past transactions. Any adverse change in the funding sources we use could force us to rely on other potentially more expensive funding sources, to the extent available, and could have other adverse consequences. If any of our funding sources become limited it may require us to use more expensive sources of funding. Any material increase in our costs of financing beyond our expectations could negatively impact us.

     Interest Rate Fluctuations Impact the Yield on Our Assets and Funding
        Expense

     An increase or decrease in market interest rates could have a negative impact on the net interest spread between the yield on our assets and our cost of funding. A rise in market interest rates may indirectly impact the payment performance of our customers. We try to minimize the impact of changes in market interest rates on our cash flow, asset value and net income primarily by funding variable-rate assets with variable-rate funding sources and by using interest rate derivatives to match asset and liability repricings. However, changes in market interest rates may have a negative impact on us.

     We May Not be Able to Successfully Integrate Portfolio Acquisitions

     As previously mentioned, our growth depends in part on our ability to acquire and successfully integrate new portfolios of credit card customers. Since our risk-based pricing system depends on information regarding customers, limited or unreliable historical information on customers within an acquired portfolio may have an impact on our ability to successfully and profitably integrate that portfolio. Our success also depends on whether the desirable customers of an acquired portfolio close their accounts after transfer of the portfolio. A large attrition rate would result in a lower borrowing base upon which to assess fees, higher costs relating to closing accounts and less potential for marketing fee-based services. In addition, if customers reduce their borrowings after the transfer of accounts, the acquired portfolio may be less profitable than originally expected.

     Current and Proposed Regulation and Legislation Limit Our Business
        Activities, Product Offerings and Fees Charged

     Various federal and state laws and regulations significantly limit the activities in which we and Direct Merchants Bank are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we are allowed to charge, limit or prescribe certain other terms of our products and services, require specified disclosures to consumers, govern the sale and terms of products and services we offer and require that we maintain certain licenses, qualifications, or capital requirements (see "Business - Regulations"). In some cases, the precise application of these statutes and regulations is not clear. In addition, the regulatory framework at the state and federal level regarding some of our fee-based products is evolving. The regulatory framework affects the design or profitability of such products and our ability to sell certain products. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could adversely affect our profitability or further restrict the manner in which we conduct our activities. The failure to comply with, or adverse changes in, the laws or regulations to which our business is subject, or adverse changes in the interpretation thereof, could adversely affect our ability to collect our receivables and generate fees on the receivables which could have a material adverse effect on our business.

     Other Industry Risks Related to Consumer Credit Products and Fee-Based
        Services Could Negatively Impact Us

     We face a number of risks associated with unsecured lending. These include the risk that delinquencies and credit losses will increase because of future economic downturns; the risk that an increasing number of customers will default on the payment of their outstanding balances or seek protection under bankruptcy laws; and the risk that fraud by cardholders and third parties will increase. We also face the risk that increased criticism from consumer advocates and the media could hurt consumer acceptance of our products, as well as the risk of litigation, including class action litigation, challenging our product terms, rates, disclosures, collections or other practices, under state and federal consumer protection statutes and other laws.

     Due to Intense Competition in Our Consumer Credit Products and Fee-Based
        Services Businesses, We May Not be Able to Compete Successfully

     We face intense and increasing competition from numerous financial services providers, many of which have greater resources than we do. In particular, our credit card business competes with national, regional and local bank card issuers, as well as other general purpose and private label credit card issuers. There has been a recent increase in solicitations to moderate income consumers, as competitors have increasingly focused on this market. Customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features; as a result, customer loyalty is often limited. According to published reports, as of December 1999, the 20 largest issuers accounted for approximately 90% (based on receivables outstanding) of the market for general purpose credit cards. Many of these issuers are substantially larger, have more seasoned credit card portfolios and often compete for customers by offering lower interest rates and/or fee levels than we do. We cannot assure you that we will be able to compete successfully in this environment.

     We also face competition from numerous fee-based services providers, including insurance companies, financial services institutions and other membership-based or consumer services providers, many of which are larger, better capitalized and more experienced than us. As we continue to expand our extended service plan business to the customers of third-party retailers, we compete with manufacturers, financial institutions, insurance companies and a number of independent administrators, many of which have greater operating experience and financial resources than we do.

     Changes in Our Relationship with Fingerhut Could Materially Impact Our
        Business

     We have entered into a number of agreements with Fingerhut for the purpose of defining the ongoing relationship between us, some of which are material to our business. We rely on our access to the Fingerhut database, including the Fingerhut suppression and bad debt file, to market financial services products. As of December 31, 1999, Fingerhut customers in the Fingerhut database represented approximately 30% of our credit card accounts and all of the purchasers of our extended service plans. Fingerhut can terminate our contractual rights to this access in the event a third party acquires control of our company and, upon termination of the agreement, Fingerhut has the right to repurchase any then outstanding general purpose credit cards bearing the Fingerhut name and logo. Any denial or delay of this access or any such repurchase could have a significant economic impact on us.

     Each of the agreements between us and Fingerhut may terminate early due to a change of control of the Company, as defined below. The spin off itself did not constitute a change of control. However, now that Fingerhut does not own the stock of the Company, it is possible for a change of control to occur, thus causing early terminations of these agreements. Specifically, we have a contract with Fingerhut to use the information in the Fingerhut database for marketing our financial services products, including general purpose credit cards. This contract expires October 2003 and is renewable thereafter upon mutual agreement between us and Fingerhut unless there has been a change in control of the Company. A change of control shall be deemed to have occurred if:

* any person or group (within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934), other than Fingerhut, shall own beneficially or of record, shares representing more than 25% of the aggregate ordinary voting power represented by the issued and outstanding capital stock of the Company;

* a majority of the seats (other than vacant seats) on the Board of Directors of the Company shall at anytime be occupied by persons who were neither nominated by Fingerhut, or by the Board of Directors of the Company, nor appointed by directors so nominated; or

* any person or group other than Fingerhut shall otherwise directly or indirectly have the power to exercise a controlling influence over management or policies of the Company.

     Potential Volatility in the Stock Market May Negatively Affect Our Stock
        Price

     The Company, which began as a subsidiary of Fingerhut, was incorporated in 1996 and prior to the spin off was 83% owned by Fingerhut. Factors such as actual or anticipated fluctuations in our operating results, regulatory developments, conditions and trends in the consumer credit industry, general market conditions and other factors beyond our control may significantly affect the market price of our common stock. In addition, the market has, from time to time, experienced significant price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of our common stock.

Item 2.  Properties

     We currently lease our principal executive office space in St. Louis Park, Minnesota, consisting of leases for approximately 75,000, 18,000, and 13,000 square feet. These leases expire in November 2000, May 2001, and August 2000, respectively. We have also entered into leases for our new corporate office space in Minnetonka, Minnesota, consisting of approximately 300,000 and 19,000 square feet effective September 2000 and March 2000 and terminating December 2006 and March 2006, respectively. Direct Merchants Bank leases office space in Phoenix, Arizona, consisting of approximately 26,000 square feet. This lease expires in June 2004, and may be terminated by us after June 2001. In addition, Direct Merchants Bank purchased a new 130,000 square foot building in Scottsdale, Arizona, during the third quarter of 1999 in anticipation of moving into the new facility in March 2000. The new building serves as western regional headquarters for us and Direct Merchants Bank's operation center. In addition, we lease facilities in Tulsa, Oklahoma, White Marsh, Maryland, Jacksonville, Florida, and Champaign, Illinois, consisting of approximately 100,000, 115,000, 160,000, and 10,000 square feet, respectively. These leases expire in November 2009, September 2007, June 2005, and November 2002, respectively. The leased properties in Oklahoma, Maryland, and Florida support our collections, customer service and back office operations. We believe our facilities are suitable to our businesses and that we will be able to lease or purchase additional facilities as needed.

Item 3.  Legal Proceedings

     We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations. We do not believe that any such legal proceedings will have a material adverse effect on our financial position or our operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 1999.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The information required by Item 201 of Regulation S-K is set forth in the "Summary of Consolidated Quarterly Financial Information and Stock Data" on pages 69 and 70 of our Annual Report to Shareholders as of and for the year ended December 31, 1999, (the "1999 Annual Report"), and is incorporated herein by reference.

     During the period covered by this report, we issued securities that were not registered under the Securities Act of 1933 (the "1933 Act"), in reliance on
Section 4(2) of the 1933 Act. We exchanged $200 million of Series B Perpetual Preferred Stock, $100 million Senior Notes and ten year warrants for $300 million of Series C Perpetual Convertible Preferred Stock on June 1, 1999. The additional information required by this item is set forth in "Note 6 - Private Equity Placement" on pages 49 of this Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.

Item 6.   Selected Financial Data

     The information required by this item is set forth under the caption "Selected Financial Data" on pages 25 and 26 of the 1999 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Forward Looking Statements" on pages 27 to 43 of the 1999 Annual Report and is incorporated herein by reference.

Item 7a.  Quantitative And Qualitative Disclosures About Market Risk

     The information required by this item is set forth under the captions "Management's Discussion and Analysis-Market Risk" on page 39 of the 1999 Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

                                       METRIS COMPANIES INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                    (Dollars in thousands, except per-share data)

                                                                                       December 31,
                                                                                     1999         1998
                                                                                     ----         ----
Assets:
Cash and due from banks ........................................................  $   28,505    $ 22,114
Federal funds sold .............................................................     118,962      15,060
Short-term investments .........................................................      46,966         173
                                                                                  ----------    --------
   Cash and cash equivalents ...................................................     194,433      37,347
                                                                                  ----------    --------
Retained interests in loans securitized ........................................   1,617,226     753,469
   Less: Allowance for loan losses .............................................     606,853     393,283
                                                                                  ----------    --------
Net retained interests in loans securitized ....................................   1,010,373     360,186
                                                                                  ----------    --------
Credit card loans (net of allowance for loan losses of $12,175)                      131,038          --
Loans held for securitization ..................................................       2,570       3,430
Property and equipment, net ....................................................      56,914      21,982
Accrued interest and fees receivable ...........................................      17,704       6,009
Prepaid expenses and deferred charges ..........................................      57,371      59,104
Deferred income taxes ..........................................................     185,613     153,021
Customer base intangible .......................................................      83,809      81,892
Other receivables due from credit card securitizations, net ...................      243,978     185,935
Other assets ...................................................................      61,279      36,813
                                                                                  ----------    --------
      Total assets .............................................................  $2,045,082    $945,719
                                                                                  ==========    ========

Liabilities:

Deposits .......................................................................  $  775,381  $       --
Debt ...........................................................................     345,012     310,896
Accounts payable ...............................................................      45,850      19,091
Current income taxes payable ...................................................      22,969      31,783
Deferred income ................................................................     171,666     124,892
Accrued expenses and other liabilities .........................................      60,403      26,075
                                                                                  ----------    --------
   Total liabilities ...........................................................  $1,421,281    $512,737
                                                                                  ----------    --------

Stockholders' Equity:

Preferred  stock -  Series  B,  par  value  $.01 per  share;  10,000,000  shares
   authorized, 539,866 shares issued and outstanding                              $       --    $201,100
Convertible  preferred  stock - Series C, par value $.01 per  share;  10,000,000
   shares authorized, 885,178 shares issued and outstanding                          329,729          --
Common  stock,  par  value  $.01  per  share; 100,000,000 shares authorized,
   38,612,955 and 38,519,500 shares issued and outstanding, respectively                 386         193
Paid-in capital ................................................................     130,772     107,615
Retained earnings ..............................................................     162,914     124,074
                                                                                  ----------    --------
   Total stockholders' equity ..................................................  $  623,801    $432,982
                                                                                  ----------    --------
   Total liabilities and stockholders' equity ..................................  $2,045,082    $945,719
                                                                                  ==========    ========


                            See accompanying Notes to Consolidated Financial Statements.



                     METRIS COMPANIES INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Dollars in thousands, except per-share data)

                                                   Year Ended December 31,
                                                   -----------------------
                                                 1999         1998        1997
                                                 ----         ----        ----
Interest Income:
Credit card loans and retained
     interests in loans securitized .......   $ 229,394    $ 111,118   $  66,695
Federal funds sold ........................       4,477        1,065       1,636
Other .....................................       2,298        1,028         863
                                              ---------    ---------   ---------
     Total interest income ................     236,169      113,211      69,194
Interest expense ..........................      55,841       30,513      11,951
                                              ---------    ---------   ---------
Net Interest Income .......................     180,328       82,698      57,243
Provision for loan losses .................     174,800       77,770      43,989
                                              ---------    ---------   ---------
Net Interest Income
     After Provision for Loan Losses ......       5,528        4,928      13,254
                                              ---------    ---------   ---------
Other Operating Income:
Net securitization and credit card
     servicing income .....................     318,873      138,221      79,533
Credit card fees, interchange
     and other credit card income .........     129,808       68,136      43,731
Fee-based services revenues ...............     175,091      109,123      64,532
                                              ---------    ---------   ---------
                                                623,772      315,480     187,796
                                              ---------    ---------   ---------

Other Operating Expense:
Credit card account and other product
     solicitation and marketing expenses ..     107,726       43,471      31,622
Employee compensation .....................     122,417       62,627      35,200
Data processing services and
     communications .......................      52,355       35,445      20,087
Third-party servicing expense .............      13,615       11,074      12,711
Warranty and debt waiver underwriting
     and claims servicing expense .........      21,091       12,279       6,053
Credit card fraud losses ..................       7,384        4,436       3,240
Customer base intangible amortization .....      31,752       10,051       2,467
Other .....................................      81,644       47,777      27,787
                                              ---------    ---------   ---------
                                                437,984      227,160     139,167
                                              ---------    ---------   ---------
Income Before Income Taxes and
     Extraordinary Loss ...................     191,316       93,248      61,883
Income taxes ..............................      75,953       35,900      23,825
                                              ---------    ---------   ---------
Income Before Extraordinary Loss ..........     115,363       57,348      38,058
Extraordinary loss from early
     extinguishment of debt ...............      50,808           --          --
                                              ---------    ---------   ---------
Net Income ................................      64,555       57,348      38,058
Preferred stock dividends-Series B ........       7,506        1,100          --
Convertible preferred stock
     dividends-Series C....................      17,080           --          --
Adjustment for the retirement of
     Series B preferred stock..............     101,615           --          --
                                              ---------    ---------   ---------
Net (Loss) Income Applicable to
   Common Stockholders ....................   $ (61,646)   $  56,248   $  38,058
                                              =========    =========   =========

Earnings per share:
     Basic-(loss) income before
         extraordinary loss ..........       $   (0.28)    $   1.46    $    0.99
     Basic-extraordinary loss ........           (1.32)          --           --
     Basic-net (loss) income .........           (1.60)        1.46         0.99
     Diluted-(loss) income before
         extraordinary loss ..........           (0.28)        1.41         0.94
     Diluted-extraordinary loss ......           (1.32)          --           --
     Diluted-net (loss) income .......           (1.60)        1.41         0.94
Shares used to compute earnings
     per share:
Basic ................................          38,570       38,464       38,450
Diluted ..............................          38,570       39,937       40,476

     See accompanying Notes to Consolidated Financial Statements.


                                       METRIS COMPANIES INC. AND SUBSIDIARIES
                             Consolidated Statements of Changes in Stockholders' Equity
                                               (Dollars in thousands)

                                                                                                   Total
                                              Preferred     Common      Paid-In      Retained   Stockholders'
                                                Stock       Stock       Capital      Earnings      Equity
                                                -----       -----       -------      --------      ------

BALANCE, DECEMBER 31, 1996 ...............   $      --    $     192    $ 107,220    $  31,306    $ 138,718
   Net income ............................          --           --           --       38,058       38,058
   Common stock dividends and other - cash          --           --         (161)        (577)        (738)
                                             ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1997 ...............   $      --    $     192    $ 107,059    $  68,787    $ 176,038
                                             =========    =========    =========    =========    =========
   Net income ............................          --           --           --       57,348       57,348
   Issuance of preferred stock ...........     200,000           --           --           --      200,000
   Common stock dividends and
    other - cash .........................          --           --           --         (961)        (961)
   Preferred dividends in kind
    - Series B ...........................       1,100           --           --       (1,100)          --
   Issuance of common stock
     under employee benefit
      plans ..............................          --            1          556         --            557
                                             ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1998 ...............   $ 201,100    $     193    $ 107,615    $ 124,074    $ 432,982
                                             =========    =========    =========    =========    =========
     Net income ..........................          --           --           --       64,555       64,555
     Retirement of preferred
         stock - Series B ................    (208,606)          --     (101,615)          --     (310,221)
     Issuance of preferred
         stock - Series C ................     312,910           --      122,369           --      435,279
     Cash dividends ......................          --           --           --       (1,390)      (1,390)
     June 1999 two-for-one
         stock split .....................          --          193         (193)          --           --
     Preferred dividends in
        kind - Series B ..................       7,506           --           --       (7,506)          --
     Preferred dividends in
         kind - Series C .................      16,819           --           --      (16,819)          --
     Issuance of common stock
         under employee benefit
         plans ...........................          --           --        2,596           --        2,596
                                             ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1999 ...............   $ 329,729    $     386    $ 130,772    $ 162,914    $ 623,801
                                             =========    =========    =========    =========    =========

                            See accompanying Notes to Consolidated Financial Statements.

                                       METRIS COMPANIES INC. AND SUBSIDIARIES
                                        Consolidated Statements of Cash Flows
                                               (Dollars in thousands)

                                                                             Year Ended December 31,
                                                                             -----------------------

                                                                        1999           1998           1997
                                                                        ----           ----           ----
Operating Activities:
Net income ......................................................   $    64,555    $    57,348     $    38,058
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Extraordinary loss from early extinguishment of debt..........        50,808             --              --
   Depreciation and amortization ................................        75,341         48,678          15,942
   Change in allowance for loan losses ..........................       225,745        149,199         148,415
   Changes in operating assets and liabilities:
      Accrued interest and fees receivable ......................       (11,695)        (1,699)         (1,368)
      Prepaid expenses and deferred charges .....................       (46,448)       (61,163)        (23,150)
      Deferred income taxes .....................................       (32,592)       (72,234)        (49,259)
      Other receivables due from credit card securitizations, net       (61,144)      (112,170)        (31,911)
      Accounts payable and accrued expenses .....................        65,337        (14,553)         28,246
      Current income taxes payable ..............................        (8,814)        22,082           8,241
      Deferred income ...........................................        46,774         75,688          26,021
      Other .....................................................       (39,983)       (26,264)        (16,022)
                                                                    -----------    -----------     -----------
Net cash provided by operating activities .......................       327,884         64,912         143,213
                                                                    -----------    -----------     -----------
Investing Activities:
Proceeds from repayments of securitized loans...................        960,170      1,491,832       1,665,700
Net loans originated or collected ...............................      (843,274)      (901,740)     (1,231,223)
Credit card portfolio acquisitions ..............................    (1,156,673)      (921,558)       (738,104)
Additions to premises and equipment .............................       (41,724)       (10,814)        (11,705)
                                                                    -----------    -----------     -----------
Net cash used in investing activities ...........................    (1,081,501)      (342,280)       (315,332)
                                                                    -----------    -----------     -----------
Financing Activities:
Net (decrease)/increase in short-term borrowings.................       (10,000)       (34,000)         88,837
Proceeds from the issuance of long-term debt.....................       144,116        100,896         100,000
Net increase in deposits ........................................       775,381             --              --
Cash dividends paid .............................................        (1,390)          (961)           (577)
(Decrease)/Increase in preferred equity .........................          (124)       200,000              --
Increase in common equity .......................................         2,720            557              --
                                                                    -----------    -----------     -----------
Net cash provided by financing activities .......................       910,703        266,492         188,260
                                                                    -----------    -----------     -----------
Net increase (decrease) in cash and cash equivalents.............       157,086        (10,876)         16,141
Cash and cash equivalents at beginning of year...................        37,347         48,223          32,082
                                                                    -----------    -----------     -----------
Cash and cash equivalents at end of year ........................   $   194,433    $    37,347     $    48,223
                                                                    ===========    ===========     ===========


                                     See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     (Dollars in thousands, except as noted)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries (collectively, the "Company") including Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank") which may be referred to as "we," "us" and "our." The Company is an information-based direct marketer of consumer credit products and fee-based services primarily to moderate-income consumers.

     Prior to September 25, 1998, Fingerhut Companies, Inc. owned 83% of the Company. On September 25, 1998, Fingerhut distributed its remaining shares of the Company to Fingerhut shareholders in a tax free distribution (the "spin off").

     All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.

Pervasiveness of Estimates

     We have prepared the consolidated financial statements in accordance with generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Federal Funds Sold and Short-term Investments

     Federal funds sold are short-term loans made to banks through the Federal Reserve System. It is the Company's policy to make such loans only to banks that are considered to be in compliance with their regulatory capital requirements. Short-term investments are investments in commercial paper, money market mutual funds and certificates of deposits with maturities less than three months.

Loans Held for Securitization and Credit Card Loans

     Loans held for securitization are credit card loans we intend to securitize, generally no later than three months from origination and are recorded at the lower of aggregate cost or market value. Credit card loans are receivables from consumers that we do not intend to securitize.

 Securitization, Retained Interests in Loans Securitized and
     Securitization Income

     We securitize and sell a significant portion of our credit card loans to both public and private investors through the Metris Master Trust and third-party bank-sponsored, multi-seller receivables conduits. We retain participating interests in the credit card loans under "Retained interests in loans securitized" on the consolidated balance sheets. Our retained interests in loans securitized are subordinate to the interests of investors in the trust and conduit portfolios. Although we continue to service the securitized credit card accounts and maintain the customer relationships, these transactions are treated as sales for financial reporting purposes and the associated loans are not reflected on the consolidated balance sheets.

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

     The securitization and sale of credit card loans changes our interest in such loans from lender to servicer, with a corresponding change in how revenue is reported in the statements of income. For securitized and sold credit card loans, amounts that otherwise would have been recorded as interest income, interest expense, fee income and provision for loan losses are instead reported in other operating income as "Net securitization and credit card servicing income." We have various receivables from the trust or conduits and other assets as a result of securitizations, including: amounts deposited in accounts held by the trust for the benefit of the trust's security holders; amounts due from interest rate caps, swaps and floors; accrued interest and fees on the securitized receivables; servicing fee receivables and various other receivables. These amounts are reported as "Other receivables due from credit card securitizations, net" on the consolidated balance sheets. The provision for loan losses reflected on the statements of income in "Net securitization and credit card servicing income" was $567.7 million, $456.4 million and $275.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Allowance for Loan Losses

     Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing managed loan portfolio, effectively reducing our retained interests in loans securitized to fair value. In evaluating the adequacy of the allowance for loan losses, we consider several factors, including: historical charge-off and recovery activity by age (vintage) of each loan portfolio (noting any particular trends over recent periods); recent delinquency and collection trends by vintage; current economic conditions and the impact such conditions might have on borrowers' ability to repay; the risk characteristics of the portfolios; and other factors. Significant changes in these factors could affect the adequacy of the allowance for loan losses in the near term. Credit card accounts are generally charged off at the end of the month during which the loan becomes contractually 180 days past due, with the exception of bankrupt accounts, which are charged off immediately upon formal notification of bankruptcy, and accounts of deceased cardholders without a surviving, contractually liable individual, or an estate large enough to pay the debt in full, which are also charged off immediately upon notification.

Property and Equipment

     Property and equipment, and computer hardware and software are stated at cost and depreciated on a straight-line basis over their estimated economic useful lives. We capitalize software developed for internal use that represents major enhancements or replacements of operating and management information systems. Amortization of such capitalized software begins when the systems are fully developed and ready for implementation. Repairs and maintenance are charged to expense as incurred.

Customer Base Intangible

     The customer base intangible represents the excess of amounts paid for portfolio acquisitions over the related credit card loan balances net of reserves and discounts. The intangible assets are amortized over the estimated periods of benefit, generally five to seven years, in proportion to the expected benefits to be recognized. The amounts amortized for 1999, 1998 and 1997 were $31.8 million, $10.1 million, and $2.5 million, respectively.

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

Fee-Based Services

     Debt Waiver Products

     Direct Merchants Bank offers various debt waiver products to its credit card customers for which it retains the claims risk. Revenue for such products is recognized ratably over the coverage period, generally one month, and reserves are provided for pending claims based on Direct Merchants Bank's historical experience with settlement of such claims. Revenues recorded for debt waiver products are included in the consolidated statements of income under "Fee-based services revenues" and were $106.0 million, $73.8 million and $47.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Unearned revenues and reserves for pending claims are recorded in the consolidated balance sheets in "Deferred income" and "Accrued expenses and other liabilities" and combined amounted to $7.1 million and $4.8 million as of December 31, 1999 and 1998, respectively.

     Membership Programs

     Membership fees for fee-based product sales are generally billed through financial institutions, including Direct Merchants Bank, and other cardholder-based institutions and are recorded as deferred membership income upon acceptance of membership and pro-rated over the membership period beginning after the contractual cancellation period is complete. Deferred fee-based revenues totaled $127.5 million and $72.9 million at December 31, 1999 and 1998, respectively.

     In accordance with the provisions of Statement of Position 93-7, "Reporting on Advertising Costs," qualifying membership acquisition costs are deferred and charged to expense as membership fees are recognized. These costs, which relate directly to membership solicitations (direct response advertising costs), principally include: postage, printing, mailings and telemarketing costs. Such costs are amortized on a straight-line basis as revenues are realized over the membership period. Amortization of membership acquisition costs amounted to $9.9 million, $8.9 million and $2.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. If deferred membership acquisition costs were to exceed the membership fee, an appropriate adjustment would be made for impairment. Deferred fee-based membership acquisition costs amounted to $30.6 million and $22.4 million as of December 31, 1999 and 1998, respectively.

     During the quarter ended September 30, 1998, we changed our method of recognizing revenue for certain fee-based services for which a cancellation period with a full refund exists. This change was made to be consistent with revenue recognition policy changes made by others in our industry. Previously, we had recognized a portion of the revenue, net of estimated cancellations, associated with such services during the refund period. We now defer the recognition of revenue until the expiration of the cancellation period, at which time revenue relating to the full refund period is recognized. The remaining revenue is recognized over the remaining term of the membership. We continue to defer qualifying direct-response advertising costs and amortize these expenses in proportion to revenue recognized. This change resulted in a cumulative one-time reduction in revenues of approximately $3.0 million and a corresponding reduction in expenses of approximately $3.1 million, or a $68,000 increase in net income. This cumulative impact is reflected in the consolidated statement of income for the year ended December 31, 1998.

     Extended Service Plans

     We coordinate the marketing activities for Fingerhut's sales of extended service plans. We perform administrative services and retain the claims risk for all extended service plans sold. As a result, extended service plan revenues and the incremental direct acquisition costs are deferred and recognized on a straight-line basis over the life of the related extended service plan contracts beginning after the expiration of any manufacturers' warranty coverage. The provision for service contract returns charged against deferred income for the years ended December 31, 1999, 1998 and 1997, amounted to $5.0 million, $4.8 million and $4.6 million, respectively. Additionally, prior to 1999, we reimbursed Fingerhut for the cost of its marketing media and other services utilized in the sales of extended service plans, based on contracts sold and on media utilization costs as agreed to by us and Fingerhut. Beginning in 1999, Fingerhut was responsible for paying a majority of the marketing expense and therefore retained a larger portion of the related revenue.

Credit Card Fees and Origination Costs

     Credit card fees include annual membership, late payment, overlimit, returned check, cash advance transaction fees and other miscellaneous fees. These fees are assessed according to the terms of the related cardholder agreements.

     We defer direct credit card origination costs associated with successful credit card solicitations that we incur in transactions with independent third parties, and certain other costs that we incur in connection with loan underwriting and the preparation and processing of loan documents. These deferred credit card origination costs are netted against the related credit card annual fee, if any, and amortized on a straight-line basis over the cardholder's privilege period, generally 12 months. Net deferred fees were $11.8 million and $9.6 million as of December 31, 1999 and 1998, respectively.

Solicitation Expenses

     Credit card account costs, including printing, credit bureaus, list processing costs, telemarketing and postage, are generally expensed as incurred over the two to three month period during which the related responses to such solicitation are received.

Credit Card Fraud Losses

     We experience credit card fraud losses from the unauthorized use of credit cards. These fraudulent transactions are expensed when identified, through the establishment of a reserve for the transactions. These amounts are charged off after 90 days, after all attempts to recover the amounts from such transactions, including chargebacks to merchants and claims against cardholders, are exhausted.

Interest Rate Risk Management Contracts

     The nature and composition of our assets and liabilities and securitized loans expose us to interest rate risk. We enter into a variety of interest rate risk management contracts such as interest rate swap, floor and cap agreements with highly rated counterparties in order to hedge our interest rate exposure. The monthly interest rate differential to be paid or received on these contracts is accrued and included in "Net securitization and credit card servicing income" on the consolidated statements of income. Premiums paid for such contracts and the related interest payable or receivable under such contracts are classified under "Other receivables due from credit card securitization, net," on the consolidated balance sheets. Premiums paid for interest rate contracts are recorded at cost and amortized on a straight-line basis over the life of the contract.

Debt Issuance Costs

     Debt issuance costs are the costs related to issuing new debt securities and establishing new securitizations under the trust or conduits. The costs are capitalized as incurred and amortized to expense over the term of the new debt security.

Income Taxes

     We determine deferred taxes based on the temporary differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred taxes are based on the enacted rate that is expected to apply when the temporary differences reverse. For periods prior to the spin off, we were included in the consolidated federal and certain state income tax returns of Fingerhut Companies, Inc. Based on a tax sharing agreement between us and Fingerhut Companies, Inc., the provision and deferred income taxes are computed based only on our financial results as if we filed our own federal and state tax returns.

Statements of Cash Flows

     We prepare our consolidated statements of cash flows using the indirect method, which requires a reconciliation of net income to net cash from operating activities. In addition, we net certain cash receipts and cash payments from credit card loans made to customers, including principal collections on those loans. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, short-term investments (mainly commercial paper and money market funds), and all other highly liquid investments with original maturities of three months or less.

     Cash paid for interest during the years ended December 31, 1999, 1998 and 1997, was $29.5 million, $28.4 million and $9.4 million, respectively. Cash paid for income taxes for the same periods was $117.0 million, $86.1 million and $64.8 million, respectively.

     The statement of cash flows for the year ended December 31, 1999, reflects the non-cash adjustments related to the conversion of the Series B Perpetual Preferred Stock and 12% Senior Notes and the cancellation of warrants (see Note
6). The conversion to Series C Perpetual Convertible Preferred Stock resulted in non-cash reductions in debt and accrued interest of $100 million and $4.3 million, respectively, offset by an increase of $104.3 million in equity.

Earnings Per Share

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following table presents the computation of basic and diluted weighted average shares used in the per-share calculations:

                                                  Year Ended December 31,
                                               1999         1998        1997
                                               ----         ----        ----
(In thousands, except per-share amounts)
Income before extraordinary loss ........   $ 115,363    $  57,348   $  38,058
Preferred dividends - Series B ..........       7,506        1,100          --
Preferred dividends - Series C ..........      17,080           --          --
Adjustment for the retirement of Series B
     preferred stock ....................     101,615           --          --
                                            ---------    ---------   ---------
Net (loss) income applicable to common
     stockholders before extraordinary
     items ..............................     (10,838)      56,248      38,058
Extraordinary loss from the early
     extinguishment of debt .............      50,808           --          --
                                            ---------    ---------   ---------
Net (loss) income applicable to common
     stockholders .......................   $ (61,646)   $  56,248   $  38,058
                                            =========    =========   =========

Weighted average common shares
     outstanding ........................      38,570       38,464      38,450
Adjustments for dilutive securities:
Assumed exercise of outstanding stock
   options(1) ...........................        --          1,473       2,026
                                            ---------    ---------   ---------
Diluted common shares ...................      38,570       39,937      40,476
                                            =========    =========   =========

Earnings per share:
     Basic - (loss) income  before
         extraordinary loss .............   $   (0.28)   $    1.46   $    0.99
     Basic - extraordinary loss .........       (1.32)          --          --
     Basic - net (loss) income ..........       (1.60)        1.46        0.99
     Diluted - (loss) income  before
         extraordinary loss .............       (0.28)        1.41        0.94
     Diluted - extraordinary loss .......       (1.32)          --          --
     Diluted - net (loss) income ........       (1.60)        1.41        0.94

(1) For the year ended December 31, 1999, there were options and convertible preferred stock outstanding to purchase 2.1 million and 10.2 million common shares. These potential common shares have been excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

Comprehensive Income

     During 1998, we adopted SFAS 130, "Reporting Comprehensive Income." This statement does not apply to our current financial results and therefore, net income equals comprehensive income.


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

     We maintain an allowance for loan losses for both owned loans and the retained interests in loans securitized. The portion allocated to the retained interest in loans securitized represents our estimated valuation adjustment to report this asset in accordance with SFAS 125. For securitized loans, anticipated losses and related provisions for loan losses are reflected in the calculations of net securitization and credit card servicing income. We make provisions for loan losses in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing loan portfolio.

     The activity in the allowance for loan losses is as follows:

                                                    Year Ended December 31,

                                               1999         1998         1997
                                               ----         ----         ----

Balance at beginning of year ............   $ 393,283    $ 244,084    $  95,669
Allowance related to assets acquired, net      26,293       20,152       20,246
Provision for loan losses ...............     174,800       77,770       43,989
Provision for loan losses (1) ...........     567,737      456,354      275,310
Loans charged off .......................    (582,637)    (420,875)    (195,535)
Recoveries ..............................      39,552       15,798        4,405
                                            ---------    ---------    ---------
Net loans charged off ...................    (543,085)    (405,077)    (191,130)
                                            ---------    ---------    ---------
Balance at end of year ..................   $ 619,028    $ 393,283    $ 244,084
                                            =========    =========    =========

(1) Amounts are included in "Net securitizations and credit card servicing income."


NOTE 4 - PROPERTY AND EQUIPMENT

     The carrying value of property and equipment is as follows:

                                                     December 31,

                                                    1999      1998
                                                    ----      ----
Furniture and equipment .......................   $12,186   $10,974
Computer software and equipment ...............    24,675     9,077
Construction in progress ......................    24,500     2,013
Leasehold improvements ........................     8,631     6,204
                                                  -------   -------
Total .........................................   $69,992   $28,268
Less: Accumulated depreciation and amortization    13,078     6,286
                                                  -------   -------
Balance at end of year ........................   $56,914   $21,982
                                                  =======   =======

     Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997, was $6.8 million, $4.4 million and $1.4 million, respectively.


NOTE 5 - PORTFOLIO ACQUISITIONS

     On June 30, 1999, Direct Merchants Bank purchased a portion of the consumer bank card portfolio of GE Capital Consumer Card Co., a unit of General Electric Company. The acquired credit card portfolio had approximately 485,000 active accounts, which were converted to the Direct Merchants Bank platform in October 1999, and approximately $1.2 billion in receivables. In December 1998, the Company acquired an $800 million credit card portfolio from PNC Bank Corp. representing loans from customers outside of PNC's normal banking relationship. In October 1997, the Company acquired a $405 million credit card portfolio from Mercantile Bank National Association. In September 1997, the Company acquired a $317 million credit card portfolio from Key Bank USA, National Association.

NOTE 6 - PRIVATE EQUITY PLACEMENT

     On November 13, 1998, we entered into agreements with affiliates of the Thomas H. Lee Company, a private equity firm, to make a total private equity investment of $300 million in the Company. The Lee Company agreed to purchase
0.8 million shares of Series C Perpetual Convertible Preferred Stock, which are convertible into common shares at a conversion price of $18.63 per common share subject to adjustment in certain circumstances. The Series C Preferred has a 9% dividend payable in additional shares of Series C Preferred and will also receive any dividends paid on our common stock on an as converted basis. The cumulative payment-in-kind dividends are effectively guaranteed for a seven-year period. Assuming conversion of the Series C Preferred into common stock, the Lee Company would own over 30% of the Company on a diluted basis at December 31, 1999. The Series C Preferred entitles the holders to elect four members to our Board of Directors. The Series C Preferred may be redeemed by us in certain circumstances after December 31, 2001 by paying 103% of the redemption price of $372.50 and any accrued dividends at the time of redemption. We also have the option to redeem the Series C Preferred after December 9, 2008, without restriction by paying the redemption price of $372.50 and any accrued dividends at the time of redemption. The conversion to the Series C Preferred would have resulted in a "change in control" in certain of our agreements with Fingerhut and our credit facilities. Therefore, prior to closing the transaction, we increased the change in control ownership percentage from 30 to 35 or otherwise exempted the Lee Company from the change in control provision in its agreements.

     Prior to shareholder approval and the receipt of notice that there was no regulatory objection to the Series C Preferred investment, the Lee Company agreed to purchase $200 million in Series B Perpetual Preferred Stock and $100 million in 12% Senior Notes due 2006. We also issued the Lee Company 7.5 million ten-year warrants to purchase shares of our common stock.

     On March 12, 1999, shareholders approved the conversion of the Series B Preferred and 12% Senior Notes into Series C Preferred. Notice was received on May 28, 1999, that there was no regulatory objection to the conversion to the Series C Preferred. On June 1, 1999, the Series B Preferred and the 12% Senior Notes were extinguished, and the warrants were canceled causing a one-time, non-cash, accounting adjustment. The excess of the fair value of the Series C Preferred over the carrying value of the Series B Preferred and the 12% Senior Notes at the time of the conversion was allocated to the 12% Senior Notes and the Series B Preferred based upon their initial fair values. To arrive at net income applicable to common stockholders in the calculation of earnings per share, the amount allocated to the 12% Senior Notes was recognized as an extraordinary loss from the early extinguishment of debt in the amount of $50.8 million and the amount allocated to the Series B Preferred was recognized as a reduction of net income applicable to common stockholders in the amount of $101.6 million. The extraordinary loss attributable to the 12% Senior Notes is not recorded net of taxes. These adjustments did not have an impact on total stockholders' equity.


NOTE 7  - STOCK OPTIONS

     We offer the Metris Companies Inc. Long-Term Incentive and Stock Option Plan, which permits a variety of stock-based grants and awards and gives us flexibility in tailoring our long-term compensation programs. Originally, this stock option plan permitted up to 3.7 million shares of common stock for awards of options, subject to certain adjustments in certain circumstances. In 1998, the Board of Directors amended the plan to provide 8.0 million shares of common stock for awards of stock options or other stock-based awards, subject to adjustment in certain circumstances. As of December 31, 1999 and 1998, 1.5 million and 3.0 million shares, respectively, were available for grant. There were 0.6 million shares available for grant at December 31, 1997, prior to the amendment which increased the total number of shares available for awards under the plan to 8.0 million.

     The Compensation Committee has the authority to determine the exercise prices, vesting dates or conditions, expiration dates and other material conditions upon which options or awards may be exercised, except that the option price for Incentive Stock Options ("ISOs") may not be less than 100% of the fair market value of the common stock on the date of grant (and not less than 110% of the fair market value in the case of an ISO granted to any employee owning more than 10% of the common stock) and the terms of nonqualified stock options may not exceed 15 years from the date of grant (not more than 10 years for ISOs and five years for ISOs granted to any employee owning more than 10% of the common stock). Full- or part-time employees, consultants or independent contractors are eligible to receive nonqualified options and awards. Only full- or part-time employees are eligible to receive ISOs.

     During 1999, 1998 and 1997, we granted 1.8 million, 2.1 million and 0.6 million options, respectively, to officers and employees. Restricted stock grants are also issued under the stock option plan to our executive officers. A total of 0.2 million common shares were granted in 1999, with an approximate aggregate market value of $4.0 million at the time of the grant. The market value of these restricted shares at the date of grant is amortized into expense over a period not less than the restriction period. We recognized $0.6 million in 1999 for these restricted shares. If the restrictions have been removed, generally upon death, disability or retirement, the remaining unamortized market value of the restricted shares is expensed.

     We also offer the Metris Companies Inc. Non-Employee Director Stock Option Plan. Originally, such plan permitted up to 40,000 shares of common stock for awards of options, subject to certain adjustments in certain circumstances. In 1997, the Board of Directors amended the plan to provide up to 200,000 shares of common stock for awards of options, subject to adjustments in certain circumstances. This Director Plan was approved by our stockholders at the 1998 annual meeting. In 1999, the Board of Directors amended the plan to provide up to 500,000 shares of common stock for awards of options, subject to adjustments in certain circumstances. During 1999, 1998 and 1997, we granted 85,000, 50,000 and 40,000 options, respectively. At December 31, 1999, 1998 and 1997, 305,000, 90,000 and 140,000 shares, respectively, were available for grant.

     We have adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, we continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the guidelines of Opinion 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. Had compensation cost for these plans been determined based on the fair value methodology prescribed by SFAS 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                   Year Ended December 31,
                                                  1999        1998        1997
                                                  ----        ----        ----
Net income as reported ......................  $ 64,555    $  57,348   $  38,058
Net income pro forma ........................    59,733       47,264      36,819
Diluted (loss)/earnings per share as reported     (1.60)        1.41        0.94
Diluted (loss)/earnings per share pro forma .     (1.72)        1.18        0.91

     The above pro forma amounts may not be representative of the effects on reported net earnings for future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0.10%, 0.10% and 0.11%; expected volatility of 55.4%, 71.3% and 68.2%; risk-free interest rate of 5.30%, 4.72% and 6.34%; and expected lives of six years, seven years, and seven years, respectively.

     Information regarding our stock option plans for 1999, 1998 and 1997, is as follows:

                                                           Year Ended December 31,

                                              1999                  1998               1997
                                              ----                  ----               ----
                                                Weighted-              Weighted-            Weighted-
                                                 Average                Average              Average
                                                Exercise               Exercise             Exercise
                                       Shares    Price       Shares     Price      Shares    Price
                                       ------    -----       ------     -----      ------    -----

Options outstanding, beginning of
   year ..........................   5,241,400   $12.84    3,364,400   $ 7.52    2,817,400    $ 4.47
Options exercised ................      74,500     9.60       69,500     8.00           --        --
Options granted ..................   1,907,276    20.20    2,161,000    21.78      677,000     20.29
Options canceled/forfeited.......      321,100    20.68      214,500    20.88      130,000      8.00
                                     ---------   ------    ---------   ------    ---------    ------
Options outstanding,
   end of year ...................   6,753,076   $14.58    5,241,400   $12.84    3,364,400    $ 7.52
                                     =========             =========             =========

Weighted-average fair value of
   options granted during the year               $ 9.80                $16.16                 $14.15

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                       Options Outstanding                      Options Exercisable
                                       -------------------                      -------------------
                                             Weighted-
                                              Average      Weighted-                          Weighted-
                                Number       Remaining      Average           Number           Average
                             Outstanding    Contractual    Exercise         Exercisable        Exercise
                             at 12/31/99       Life          Price          at 12/31/99         Price
                             -----------       ----          -----          -----------         -----
Exercise Price

       $ 1.38 ..............  1,704,400         5.1        $ 1.22            1,504,400          $ 1.38
$ 8.00-$18.25 ..............  1,905,000         7.8         11.34            1,705,000           10.95
$18.26-$27.75 ..............  2,108,176         8.8         21.03              382,000           21.00
$27.76-$34.69 ..............  1,035,500         8.6         29.41              766,000           29.25
                              ---------         ---        ------            ---------          ------
                              6,753,076         7.5        $14.58            4,357,400          $11.74
                              =========                                      =========


     Employee Stock Purchase Plan

     During the third quarter of 1999, we adopted an employee stock purchase plan (ESPP), whereby eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of our common stock. Under the plan, shares of our common stock may be purchased at the end of each monthly offering period at 85% of the lower of the fair market value on the first or last day of the monthly offering period. Employees contributed $0.7 million to purchase 26,681 shares of common stock under the ESPP for 1999. We are authorized to issue up to 1.7 million shares of common stock to employees under the plan, and as of December 31, 1999 there were approximately 1.7 million shares available for future issuance.

     Management Stock Purchase Plan

     During the third quarter of 1999, effective January 1, 2000, we adopted a management stock purchase plan (MSPP), whereby any employee who is a Senior Vice President or higher and who participates in the Metris Management Incentive Bonus Plan is eligible to participate in the MSPP. Participants may elect to defer up to 50% of their bonus received under the Management Bonus Plan, which is credited to a stock purchase account as restricted stock units. We will make a match of $1 for every $3 contributed by the participant. The participant's contributions are vested immediately and our matching contributions vest after three years (two years for contributions made for the year of adoption). We are authorized to issue up to 300,000 shares of common stock to employees under the plan, and as of December 31, 1999, 100% of the authorized shares were available for future issuance.

     Supplemental Executive Retirement Plan

     Our funded Supplemental Executive Retirement Plan ("SERP"), established in 1999, provides officers and other members of senior management with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. The SERP is an account balance plan to which we will make annual contributions targeted to provide 60% of the average of the participant's final five years of salary and bonus with us. These benefits will be paid in 15 annual installments beginning the year after they become eligible to receive benefits. Participants are eligible to receive benefits upon leaving our employment if they are at least 65 years of age or at least age 55 with five years of plan participation, if a change of control occurs or in the event of death. We recognized $2.2 million dollars of expense in 1999 related to the SERP plan. This expense was calculated based on actuarial assumptions regarding years of participation, future investment returns and participants continuing in the plan until age 65.


NOTE 8 - EMPLOYEE BENEFIT PLANS

     We offer a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) Plan, and we match a portion of employee contributions and make discretionary contributions based upon our financial performance. For the years ended December 31, 1999, 1998 and 1997, we contributed $1.8 million, $0.9 million and $0.9 million to the 401(k), respectively.

NOTE 9 - INCOME TAXES

     The components of the provision for income taxes consisted of the following:

                                Year Ended December 31,

                           1999          1998           1997
                           ----          ----           ----

Current:
   Federal ..........   $ 94,309       $ 98,428       $ 66,496
   State ............     14,236          8,355          4,663
Deferred ............    (32,592)       (70,883)       (47,334)
                        --------       --------       --------
                        $ 75,953       $ 35,900       $ 23,825
                        ========       ========       ========

     A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

                                                     Year Ended December 31,
                                                     1999      1998      1997
                                                     ----      ----      ----

Statutory federal income tax rate ...............    35.0%     35.0%     35.0%
State income taxes, net of federal benefit ......     3.2%      3.2%      3.2%
Other, net ......................................     1.5%      0.3%      0.3%
                                                     ----      ----      ----
Effective income tax rate .......................    39.7%     38.5%     38.5%
                                                     ----      ----      ----

     Our deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                              1999       1998
                                                              ----       ----

Deferred  income  tax  assets   resulting  from
   future   deductible   temporary differences:
   Allowance for loan losses ............................   $196,840   $119,518
   Deferred revenues ....................................     48,200     32,334
   Other ................................................     19,378     18,199
                                                            --------   --------
Total deferred tax assets ...............................   $264,418   $170,051

Deferred  income tax  liabilities  resulting  from
   future  taxable  temporary differences:
   Accrued interest on credit card loans ................   $ 65,260   $  5,048
   Deferred costs .......................................     11,464     10,672
   Other ................................................      2,081      1,310
                                                            --------   --------
Total deferred tax liabilities ..........................   $ 78,805   $ 17,030
                                                            --------   --------
Net deferred tax assets .................................   $185,613   $153,021
                                                            ========   ========

     We believe, based on our history of operating earnings, expectations for operating earnings in the future, and the expected reversal of taxable temporary differences, earnings will be sufficient to fully utilize the deferred tax assets.

NOTE 10 - RELATED PARTY TRANSACTIONS

     Prior to September 1998, Fingerhut owned approximately 83% of our outstanding common shares. In September 1998, Fingerhut distributed the remaining shares of the Company to shareholders of Fingerhut in a tax free distribution.

     Information related to transactions with Fingerhut have not been presented for the year ended December 31, 1999; as Fingerhut is no longer considered a related party after distributing their remaining shares. Prior to the distribution of the shares, Fingerhut and its various subsidiaries had historically provided financial and operational support to us. We believe the fees paid for the operational support reasonably approximate market rates for the services performed. The direct and allocated expenses represent charges for various administrative services. We have also entered into several other agreements with Fingerhut that detail further business arrangements between the companies. Each of these agreements was negotiated and we believe they reasonably approximate contracts between unrelated third parties.

     The following table summarizes the amounts of revenues, direct expense charges, cost allocations (including net interest income or expense), and our costs of the agreements mentioned above for each of the years reflected in our financial statements.

                                                      Year Ended December 31,

                                                           1998      1997
                                                           ----      ----
Revenues:
Fee-based services ...................................   $15,439   $ 9,030
Expenses:

Credit card account and other product solicitation and
   marketing expenses ................................    10,796     9,551
Data processing services and communications ..........     2,344     1,837
Other ................................................       659     1,336


     The Lee Company investment (see Note 6) would have resulted in a "Change of Control" as defined in certain agreements between us and Fingerhut, which would have permitted Fingerhut to terminate any or all of the agreements. On December 8, 1998, we obtained a waiver agreement from Fingerhut to waive their rights to terminate the agreements if a change of control occurred as a result of the conversion.

     Pursuant to the waiver agreement, the Company and Fingerhut amended certain of their other agreements. The most significant change was made in the database access agreement. Our exclusive license to use Fingerhut's customer database to market financial service products will now become non-exclusive after October 31, 2001.

     In the ordinary course of business, our executive officers may have credit card loans issued by us. Pursuant to our policy, such loans are issued on the same terms as those prevailing at the time for comparable loans with unrelated persons and do not involve more than the normal risk of collectibility.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     Commitments to extend credit to consumers represent the unused credit limits on open credit card accounts. These commitments amounted to $9.7 billion, $5.9 billion and $4.1 billion as of December 31, 1999, 1998 and 1997, respectively. While these amounts represent the total lines of credit available to our customers, we have not experienced and do not anticipate all of our customers will exercise their entire available line at any given point in time. We also have the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

     We lease certain office facilities and equipment under various cancelable and non-cancelable operating lease agreements that provide for the payment of a proportionate share of property taxes, insurance and other maintenance expenses. These leases also may include scheduled rent increases and renewal options. Rental expense for these operating leases for the years ended December 31, 1999, 1998 and 1997, was $11.1 million, $6.4 million and $3.9 million, respectively.

     Future minimum lease commitments at December 31, 1999, under cancelable and non-cancelable operating leases are as follows:

2000                                                            $14,322
2001                                                             13,870
2002                                                             12,400
2003                                                             10,306
2004                                                              9,865
Thereafter                                                       20,353
                                                                -------
   Total minimum lease payments                                 $81,116
                                                                =======


NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTED PAYMENTS

     In the normal course of business, we enter into agreements, or are subject to regulatory requirements, that result in cash, debt and dividend or other capital restrictions.

     The Federal Reserve Act imposes various legal limitations on the extent to which banks can finance or otherwise supply funds to their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to or other covered transactions, such as certain purchases of assets, with us and our affiliates. Such restrictions limit Direct Merchants Bank's ability to lend to us and our affiliates. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to us in accordance with the national bank dividend provisions.

     Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At December 31, 1999 and 1998, Direct Merchants Bank's Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a "well- capitalized" depository institution under regulations of the OCC.

     We are also bound by restrictions set forth in the indentures related to the Senior Notes dated November 7, 1997, and July 15, 1999. Pursuant to those indentures, we may not make dividend payments in the event of a default or if all such restricted payments would exceed 25% of our aggregate cumulative net income.


NOTE 13 - CONCENTRATIONS OF CREDIT RISK

     A concentration of credit risk is defined as significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. We are active in originating credit card loans throughout the United States, and no individual or group had a significant concentration of credit risk at December 31, 1999 or 1998. The following table details the geographic distribution of our retained, sold and managed credit card loans:

                                       Retained       Sold        Managed
                                       --------       ----        -------
December 31, 1999

California ........................   $  224,359   $  702,254   $  926,613
Texas .............................      158,760      496,927      655,687
New York ..........................      134,087      419,700      553,787
Florida ...........................      131,960      413,043      545,003
Ohio ..............................       73,313      229,473      302,786
Illinois ..........................       66,947      209,546      276,493
Pennsylvania ......................       56,025      175,363      231,388
All others ........................      917,558    2,872,007    3,789,565
                                      ----------   ----------   ----------
   Total ..........................   $1,763,009   $5,518,313   $7,281,322
                                      ==========   ==========   ==========



                                       Retained        Sold       Managed
                                       --------        ----       -------
December 31, 1998

California ........................   $   94,521   $  569,205   $  663,726
Texas .............................       76,542      460,937      537,479
Florida ...........................       57,138      344,084      401,222
New York ..........................       55,231      332,598      387,829
Ohio ..............................       31,936      192,320      224,256
Illinois ..........................       26,994      162,558      189,552
Pennsylvania ......................       22,795      137,274      160,069
All others ........................      391,742    2,359,167    2,750,909
                                      ----------   ----------   ----------
      Total .......................   $  756,899   $4,558,143   $5,315,042
                                      ==========   ==========   ==========

     We target our consumer credit products primarily to moderate-income consumers. Primary risks associated with lending to this market are that they may be more sensitive to future economic downturn, which may make them more likely to default on their obligations.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     We have estimated the fair value of our financial instruments in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Financial instruments include both assets and liabilities, whether or not recognized in our consolidated balance sheets, for which it is practicable to estimate fair value. Additionally, certain intangible assets recorded on the consolidated balance sheets, such as purchased credit card relationships, and other intangible assets not recorded on the consolidated balance sheets (such as the value of the credit card relationships for originated loans and the franchise values of our various lines of business) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. We believe that there is substantial value associated with these assets based on current market conditions, including the purchase and sale of such assets. Accordingly, the aggregate estimated fair value amounts presented do not represent the entire underlying value of the Company.

     Quoted market prices generally are not available for all of our financial instruments. Accordingly, in cases where quoted market prices are not available, fair values were estimated using present value and other valuation techniques that are significantly affected by the assumptions used, including the discount rate and estimated future cash flows. These assumptions are based on historical experience and assessments regarding the ultimate collectibility of assets and related interest, and estimates of product lives and repricing characteristics used in our asset/liability management process. These assumptions involve uncertainties and matters of judgment, and therefore, cannot be determined with precision. Thus, changes in these assumptions could significantly affect the fair-value estimates.

     A description of the methods and assumptions used to estimate the fair value of each class of our financial instruments is as follows:

Cash and cash equivalents and accrued interest and fees receivable

     The carrying amounts approximate fair value due to the short-term nature of these instruments.

Net retained interests in loans securitized, loans held for securitizations and credit card loans

     Currently, credit card loans are originated with variable rates of interest that adjust with changing market interest rates. Thus, carrying value less the allowance for loan losses, approximates fair value. However, this valuation does not include the value that relates to estimated cash flows generated from new loans from existing customers over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationships.

Other receivables due from credit card securitizations, net

     The following components of this net asset are as follows:

Interest-only strip

     The fair value of the interest-only strip is estimated by discounting the expected future cash flows from the trust and each of the conduits at rates which we believe to be consistent with those that would be used by an independent third party. However, because there is no active market for this, the fair values presented may not be indicative of the value negotiated in an actual sale. The future cash flows used to estimate fair value are limited to the securitized receivables that exist at year end and does not reflect the value associated with future receivables generated by cardholder activity. The significant assumptions used to estimate fair value include: (i) discount rates;
(ii) customer payment rates; and (iii) anticipated charge-offs over the life of the loans:

                                       December 31,

                                1999                 1998
                                ----                 ----
Discount rate .........          12%                  10%
Payment rate ..........           7%                   6%
Default rate ..........          17%                  16%

Interest rate cap and floor agreements

     The fair values of interest rate cap and floor agreements were obtained from dealer quoted prices. These values generally represent the estimated amounts we would receive or pay to terminate the agreements at the reporting dates, taking into consideration current interest rates and the current creditworthiness of the counterparties.

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

Deposits

     The fair value for fixed rate certificates of deposit are estimated based on quoted market prices of comparable instruments.

     The estimated fair values of our financial instruments are summarized as follows:

                                                             December 31,

                                                  1999                       1998
                                                  ----                       ----
                                          Carrying     Estimated     Carrying   Estimated
                                           Amount     Fair Value      Amount    Fair Value
                                           ------     ----------      ------    ----------

Cash and cash equivalents ............   $  194,433   $  194,433   $   37,347   $   37,347
Retained interest in loans
   securitized, net ..................    1,010,373    1,010,373      360,186      360,186
Credit card loans ....................      131,038      131,038           --           --
Loans held for
   Securitization ....................        2,570        2,570        3,430        3,430
Other receivables due from credit card
   securitizations, net:
   Interest rate cap agreements ......       27,113       34,526        2,912        2,925
   Interest rate floor agreements ....           23            6          187        3,233
   Interest only strip ...............           --           --           --           --
   Other amounts .....................      216,842      216,842      182,836      182,836
Debt .................................      345,012      346,218      310,896      317,666
Deposits .............................      775,381      775,381           --           --


NOTE 15 - DERIVATIVE FINANCIAL INSTRUMENTS

     We enter into interest rate floor, cap and swap agreements to hedge the cash flow and earnings impact of fluctuating market interest rates on the spread between the floating rate loans and the floating and fixed rate securities issued to fund the loans. In connection with the issuance of term asset-backed securities by the trust, we enter into term interest rate cap agreements with highly rated bank counterparties to effectively cap the potentially negative impact to us of increases in the floating interest rate of the securities. These interest rate cap agreements are for original terms ranging from three to ten years and will terminate between February 2002 and January 2010.



                              Notional Amounts of Interest Rate Swap,
                           Cap and Floor Agreements Purchased and Sold
                           -------------------------------------------


                                                  Weighted                           Weighted
Year Ended December 31,                            Average                            Average
(Dollars in thousands)                            Interest                           Interest
                                   1999             Rate               1998            Rate
                                   ----          ----------            ----         ----------
Interest rate swap
     agreements:
     Beginning Balance .....   $       --             --         $1,328,000            6.5%
     Additions .............           --             --                 --             --
     Maturities/Terminations           --             --          1,328,000            6.5%
                               ----------                        ----------
     Ending Balance ........   $       --             --         $       --             --
                               ==========                        ==========

Interest rate caps:
     Beginning Balance .....   $2,393,021            8.7%        $       --             --
     Additions .............    2,460,000            9.5%         3,393,021            8.8%
     Maturities/Terminations      640,000            7.4%         1,000,000            9.3%
                               ----------                        ----------
     Ending Balance ........   $4,213,021            9.4%        $2,393,021            8.7%
                               ==========                        ==========

Interest rate floor:
     Beginning Balance .....   $  467,367            6.2%        $       --             --
     Additions .............           --             --          1,293,467            6.4%
     Maturities/Terminations      409,034            6.2%           826,100            6.5%
                               ----------                        ----------
     Ending Balance ........   $   58,333            6.2%        $  467,367            6.2%
                               ==========                        ==========

     Interest rate risk management contracts are generally expressed in notional principal or contract amounts that are much larger than the amounts potentially at risk for nonpayment by counterparties. Therefore, in the event of nonperformance by the counterparties, our credit exposure is limited to the uncollected interest and contract market value related to the contracts that have become favorable to us. We manage the credit risk of such contracts through established risk limits and monitoring of the credit ratings of our counterparties. We currently have no reason to anticipate nonperformance by any counterparty.


NOTE 16 - SEGMENTS

     We operate in two principal areas: consumer credit products and fee-based services. Our primary consumer credit products are unsecured and secured credit cards, including the Direct Merchants Bank MasterCard(R) and Visa(R). Our credit card accounts include customers obtained from third-party lists and other customers for whom general credit bureau information is available.

     We market our fee-based services, including (i) debt waiver protection for unemployment, disability and death, (ii) membership programs such as card registration, purchase protection and other club memberships, and (iii) third-party insurance, directly to our credit card customers and customers of third parties. We currently administer our extended service plans sold through a third-party retailer, and the customer pays the retailer directly. In addition, we develop customized targeted mailing lists from information contained in our databases for use by unaffiliated companies in their own product solicitation efforts that do not directly compete with our efforts.

     The segment information reported below is presented on a managed basis. We use this basis to review segment performance and to make operating decisions. To do so, the income statement and balance sheet are adjusted to reverse the effects of securitizations. Presentation on a managed basis is not in conformity with generally accepted accounting principles. The elimination column in the segment table includes adjustments to present the information on an owned basis as reported in the financial statements of this annual report.

     The expenses, assets and liabilities attributable to corporate functions are not allocated to the operating segments, such as employee compensation, data processing services and communications, third-party servicing expenses, and other expenses including occupancy, depreciation and amortization, professional fees, and other general and administrative expenses. These expenses are included in the reconciliation of the income before income taxes (and extraordinary loss) for the reported segments to the consolidated total. We do not allocate capital expenditures for leasehold improvements, capitalized software and furniture and equipment to operating segments. There were no operating assets located outside of the United States for the periods presented.

     The fee-based services operating segment pays a commission to the consumer credit products segment for successful marketing efforts to the consumer credit products segment's cardholders at a rate similar to those paid to our other third parties. The fee-based services segment reports interest income and the consumer credit products segment reports interest expense at our weighted average borrowing rate for the excess cash flow generated by the fee-based services segment and used by the consumer credit products segment to fund the growth of cardholder balances.

                                               1999
                                               ----

                         Consumer
                          Credit      Fee-Based
                         Products      Services     Reconciliation (a)    Consolidated
                         --------      --------     ------------------    ------------
Interest revenue ....   $1,163,663   $    4,649     $    (932,143) (b)     $  236,169
Interest expense ....      340,066           --          (284,225) (c)         55,841
                        ----------   ----------     -------------          ----------
Net interest income .      823,597        4,649          (647,918)            180,328

Other revenue .......      368,500      175,091            80,181             623,772
Total revenue .......    1,532,163      179,740          (851,962)            859,941

Income before income .
   taxes and extra- ..
    ordinary loss ....     392,453(d)   100,646 (d)      (301,783) (e)        191,316
Income taxes ........           --           --            75,953              75,953

Total assets ........   $7,190,903   $  116,106     $  (5,261,927) (f)     $2,045,082


                                                 1998
                                                 ----

                         Consumer
                          Credit       Fee-Based
                         Products       Services     Reconciliation (a)   Consolidated
                         --------       --------     ------------------   ------------
Interest revenue ....   $  740,768      $    2,754   $    (630,311) (b)   $   113,211
Interest expense ....      237,710              --        (207,197) (c)        30,513
                        ----------      ----------   -------------        -----------
Net interest income .      503,058           2,754        (423,114)            82,698

Other revenue .......      239,597         109,123         (33,240)           315,480
Total revenue .......      980,365         111,877        (663,551)           428,691

Income before
  income taxes ......      188,148(d)       73,279 (d)    (168,179) (e)        93,248
Income taxes ........           --              --          35,900             35,900

Total assets ........   $5,375,925      $   58,052    $ (4,488,258) (f)    $  945,719

                                               1997
                                               ----

                         Consumer
                          Credit       Fee-Based
                         Products       Services     Reconciliation (a)   Consolidated
                         --------       --------     ------------------   ------------
Interest revenue ....   $  435,833     $    2,484    $    (369,123) (b)     $ 69,194
Interest expense ....      131,956             --         (120,005) (c)       11,951
                        ----------     ----------    -------------           --------
Net interest income .      303,877          2,484         (249,118)           57,243

Other revenue .......      149,456         64,532          (26,192)          187,796
Total revenue .......      585,289         67,016         (395,315)          256,990

Income before
  income taxes ......      110,973 (d)     49,162(d)       (98,252) (e)       61,883
Income taxes ........           --             --           23,825            23,825

Total assets ........   $3,505,165     $   30,488    $  (2,996,991) (f)     $538,662


(a) The reconciliation column includes: intercompany eliminations; amounts not allocated to segments; and adjustments to the amounts reported on a managed basis to reflect the effects of securitization.

(b) The reconciliation to consolidated owned interest revenue includes the elimination of $4.6 million, $2.8 million and $2.5 million of intercompany interest received by the fee-based services segment from the consumer credit products segment for 1999, 1998 and 1997, respectively.

(c) The reconciliation to consolidated owned interest expense includes the elimination of $4.6 million, $2.8 million and $2.5 million of intercompany interest paid by the consumer credit products segment to the fee-based services segment for 1999, 1998 and 1997, respectively.

(d) Income before income taxes includes intercompany commissions paid by the fee-based services segment to the consumer credit products segment for successful marketing efforts to consumer credit products cardholders of $6.7 million, $3.3 million and $4.4 million for 1999, 1998 and 1997, respectively.

(e) The reconciliation to the owned income before income taxes includes: unallocated costs related to employee compensation; data processing and communications; third-party servicing expenses; and other expenses. The majority of these expenses, although not allocated for the internal segment reporting used by management, relate to the consumer credit products segment.

(f) Total assets include the assets attributable to corporate functions not allocated to operating segments and the removal of investors interest in securitized loans to present total assets on an owned basis.

NOTE 17 - DEBT AND DEPOSITS

     We have a $200 million, term revolving credit facility and a $100 million term loan, (collectively, the "credit facilities"), with a syndicate of banks and money market mutual funds. At December 31, 1999, we were in compliance with all financial covenants under these agreements. At December 31, 1999 and 1998, we had outstanding borrowings of $100 million and $110 million, respectively, under the credit facilities. The weighted average interest rates on the borrowings at December 31, 1999 and 1998, were 8.7% and 7.9%, respectively.

     On July 15, 1999, we privately issued and sold $150 million of 10.125% Senior Notes due 2006 pursuant to an exemption from registration under rule 144(a) of the Securities Act of 1933. In October 1999, we commenced an exchange offer for the Senior Notes pursuant to a registration statement. The exchange offer was completed in November 1999. The terms of the new Senior Notes are identical in all material respects to the original private issue. The Senior Notes due 2006 are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc. (the "Guarantor"), and all of our future subsidiaries that guarantee any of our indebtedness, including the credit facilities. The guarantee is an unsecured obligation of the Guarantor and ranks equally with all existing and future unsubordinated indebtedness. We also have $100 million of 10% Senior Notes due 2004 outstanding with terms and conditions substantially similar to the Senior Notes due 2006.

     Beginning in the first quarter of 1999, Direct Merchants Bank began issuing certificates of deposit in increments of $100,000. As of December 31, 1999, $758.5 million of CDs were outstanding with maturities ranging from three months to two years with fixed interest rates ranging from 5.2% to 6.6%.

     Our debt and CDs outstanding as of December 31, 1999, mature as follows:

                        Debt                   CDs                    Total
                        ----                   ---                    -----

2000            $            --       $       543,200         $       543,200
2001                         --               215,300                 215,300
2002                        800                    --                     800
2003                    100,000                    --                 100,000
2004                    100,000                    --                 100,000
Thereafter              144,212                    --                 144,212
                ---------------       ---------------         ---------------
Total           $       345,012       $       758,500         $     1,103,512
                ===============       ===============         ===============

     As part of the initial Lee Company investment, we issued the 12% Senior Notes (see Note 6) which were similar in all material respects to the Senior Notes due 2004. These notes were converted into Series C Preferred Stock in the second quarter of 1999 after shareholders approved the conversion and the Company received notice that there was no regulatory objection to the conversion. We also have approximately $0.9 million of debt with local governments to support growth in those areas.

     Metris Direct, Inc., our wholly-owned subsidiary and guarantor, has various subsidiaries which have not guaranteed the Senior Notes. The following condensed consolidating financial statements of (a) the Company; (b) the guarantor subsidiaries; and (c) the non-guarantor subsidiaries are presented for purposes of complying with SEC reporting requirements. Separate financial statements of Metris Direct, Inc. and the non-guaranteeing subsidiaries are not presented because management has determined that the subsidiaries financial statements would not be material to investors.


                                                             METRIS COMPANIES INC.
                                                    Supplemental Consolidating Balance Sheets
                                                                December 31, 1999
                                                              (Dollars in thousands)

                                      Metris            Guarantor         Non-Guarantor
                                  Companies Inc.      Subsidiaries         Subsidiaries        Eliminations      Consolidated
                                  --------------      ------------         ------------        ------------      ------------

Assets:
Cash and cash equivalents .....    $    43,619        $       309         $   150,505          $        --        $   194,433
Net retained interests in
   loans securitized ..........           (228)                --           1,010,601                   --          1,010,373
Loans held for securitization/
   credit card loans ..........          2,570                 --             131,038                   --            133,608
Property and equipment, net                 --             33,152              23,762                   --             56,914
Prepaid expenses and deferred
   charges ....................             --             26,441              30,930                   --             57,371
Deferred income taxes .........         (1,835)            25,241             162,207                   --            185,613
Customer base intangible                    --                 --              83,809                   --             83,809
Other receivables due from
   credit card securitizations,
   net ........................              5                 --             243,973                   --            243,978
Other assets ..................         12,951              8,488              57,544                   --             78,983
Investment in subsidiaries ....      1,184,006          1,105,992                  --           (2,289,998)                --
                                   -----------        -----------         -----------          -----------        -----------
Total assets ..................    $ 1,241,088        $ 1,199,623         $ 1,894,369          $(2,289,998)       $ 2,045,082
                                   ===========        ===========         ===========          ===========       ============


Liabilities:
Deposits ......................    $    (1,000)       $        --         $   776,381          $        --         $  775,381
Debt ..........................        569,956            (82,779)           (142,165)                  --            345,012
Accounts payable ..............            494             12,337              33,019                   --             45,850
Current income taxes payable ..         16,183            (10,985)             17,771                   --             22,969
Deferred income ...............         22,231             58,856              90,579                   --            171,666
Accrued expenses and other
   liabilities ................          9,423             38,188              12,792                   --             60,403
                                   -----------        -----------         -----------          -----------        -----------
Total liabilities .............        617,287             15,617             788,377                   --          1,421,281
                                   -----------        -----------         -----------          -----------        -----------
Total stockholders' equity ....        623,801          1,184,006           1,105,992           (2,289,998)           623,801
                                   -----------        -----------         -----------          -----------        -----------
Total liabilities and
   stockholders' equity .......    $ 1,241,088        $ 1,199,623         $ 1,894,369          $(2,289,998)      $  2,045,082
                                   ===========        ===========         ===========          ===========       ============



                                                                  METRIS COMPANIES INC.
                                                        Supplemental Consolidating Balance Sheets
                                                                    December 31, 1998
                                                                 (Dollars in thousands)

                                           Metris       Guarantor    Non-Guarantor
                                       Companies Inc.  Subsidiaries  Subsidiaries    Eliminations     Consolidated
                                       --------------  ------------  ------------    ------------     ------------

Assets:
Cash and cash equivalents ...........   $    (5,007)   $      (156)   $    42,510    $        --      $    37,347
Net retained interests in loans
   securitized ......................           (97)            --        360,283             --          360,186
Loans held for securitization/credit
   card loans .......................         1,876             --          1,554             --            3,430
Property and equipment, net .........            --         18,243          3,739             --           21,982
Prepaid expenses and deferred charges        30,487         17,833         10,784             --           59,104
Deferred income taxes ...............         1,049         19,427        132,545             --          153,021
Customer base intangible ............            --             --         81,892             --           81,892
Other receivables due from credit
   card securitizations, net.........            --             --        185,935             --          185,935
Other assets ........................         5,989          6,989         29,844             --           42,822
Investment in subsidiaries ..........       756,455        774,986             --     (1,531,441)              --
                                        -----------    -----------    -----------    -----------      -----------
Total assets ........................   $   790,752    $   837,322    $   849,086    $(1,531,441)     $   945,719
                                        ===========    ===========    ===========    ===========      ===========

Liabilities:
Interest-bearing deposit from
   affiliate ........................   $    (1,000)   $        --      $   1,000    $        --      $        --
Debt ................................       318,298         15,021        (22,423)            --          310,896
Accounts payable ....................         3,140          3,786         12,165             --           19,091
Current income taxes payable ........         3,722         (5,692)        33,753             --           31,783
Deferred income .....................        31,753         47,515         45,624             --          124,892
Accrued expenses and other
   liabilities ......................         1,857         20,237          3,981             --           26,075
                                        -----------    -----------    -----------    -----------      -----------
Total liabilities ...................       357,770         80,867         74,100             --          512,737
                                        -----------    -----------    -----------    -----------      -----------
Total stockholders' equity ..........       432,982        756,455        774,986     (1,531,441)         432,982
                                        -----------    -----------    -----------    -----------      -----------
Total liabilities and stockholders'
   equity ...........................   $   790,752    $   837,322    $   849,086    $(1,531,441)     $   945,719
                                        ===========    ===========    ===========    ===========      ===========

                                                       METRIS COMPANIES INC.
                                          Supplemental Consolidating Statements of Income
                                                   Year Ended December 31, 1999
                                                      (Dollars in thousands)

                                            Metris       Guarantor   Non-Guarantor
                                         Companies Inc. Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                         -------------- ------------  ------------    ------------    ------------

Net Interest Income/(Expense) .........   $ (39,529)    $    (974)    $  220,831      $       --       $ 180,328
Provision for loan losses .............         248            --        174,552              --         174,800
                                          ---------     ---------      ---------       ---------       ---------
Net interest income/(expense) after
   provision for loan losses ..........     (39,777)         (974)        46,279              --           5,528
                                          ---------     ---------      ---------       ---------       ---------
Other Operating Income:
Net securitization and credit card
   servicing income ...................       5,601            (4)       313,276              --         318,873
Credit card fees, interchange and other
   credit card income .................         886        (4,088)       133,010              --         129,808
Fee-based services revenues ...........          --        51,341        123,750              --         175,091
                                          ---------     ---------      ---------       ---------       ---------
                                              6,487        47,249        570,036              --         623,772
                                          ---------     ---------      ---------       ---------       ---------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses           --        36,751         70,975              --         107,726
Employee compensation .................          --       110,886         11,531              --         122,417
Data processing services and
   communications .....................          --         8,726         43,629              --          52,355
Third-party servicing expense .........          --       (74,999)        88,614              --          13,615
Warranty and debt waiver underwriting
   and claims servicing expense .......          --         2,755         18,336              --          21,091
Credit card fraud losses ..............          17            --          7,367              --           7,384
Other .................................       1,071        32,997         79,328              --         113,396
                                          ---------     ---------      ---------       ---------       ---------
                                              1,088       117,116        319,780              --         437,984
                                          ---------     ---------      ---------       ---------       ---------
Income/(Loss) Before Income Taxes
   And Equity in Income of
   Subsidiaries .......................     (34,378)      (70,841)       296,535              --         191,316
Income taxes ..........................     (13,647)      (28,471)       118,071              --          75,953
Equity in income of subsidiaries ......     136,094       178,464             --        (314,558)             --
                                          ---------     ---------      ---------       ---------       ---------
Net Income/(Loss) .....................   $ 115,363     $ 136,094      $ 178,464       $(314,558)      $ 115,363
                                          =========     =========      =========       =========       =========

                                                                    METRIS COMPANIES INC.
                                                      Supplemental Consolidating Statements of Income
                                                                Year Ended December 31, 1998
                                                                   (Dollars in thousands)

                                              Metris       Guarantor      Non-Guarantor
                                          Companies Inc.  Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                          --------------  ------------    ------------   ------------  ------------

Net Interest Income/(Expense) ........     $  (6,553)      $ (24,444)      $ 113,695      $      --       $  82,698
Provision for loan losses ............           532              --          77,238             --          77,770
                                           ---------       ---------       ---------      ---------       ---------
Net interest income/(expense)
   after provision for loan
   losses ............................        (7,085)        (24,444)         36,457             --           4,928
                                           ---------       ---------       ---------      ---------       ---------
Other Operating Income:
Net securitization and credit
   card servicing income .............         9,668             (20)        128,573             --         138,221
Credit card fees, interchange
   and other credit card income ......           636              --          67,500             --          68,136
Fee-based services revenues ..........            --          28,425          80,698             --         109,123
                                           ---------       ---------       ---------      ---------       ---------
                                              10,304          28,405         276,771             --         315,480
                                           ---------       ---------       ---------      ---------       ---------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses ................            --          14,992          28,479             --          43,471
Employee compensation ................            --          55,980           6,647             --          62,627
Data processing services and
   communications ....................            --           5,276          30,169             --          35,445
Third-party servicing expense ........            --         (51,565)         62,639             --          11,074
Warranty and debt waiver
   underwriting and claims
   servicing expense .................            --           1,875          10,404             --          12,279
Credit card fraud losses .............            18              --           4,418             --           4,436
Other ................................           529          18,899          38,400             --          57,828
                                           ---------       ---------       ---------      ---------       ---------
                                                 547          45,457         181,156             --         227,160
                                           ---------       ---------       ---------      ---------       ---------
Income/(Loss) Before Income
   Taxes and Equity in Income
   of Subsidiaries ...................         2,672         (41,496)        132,072             --          93,248
Income taxes .........................         1,028         (16,768)         51,640             --          35,900
Equity in income of
   subsidiaries ......................        55,704          80,432              --       (136,136)             --
                                           ---------       ---------       ---------      ---------       ---------
Net Income/(Loss) ....................     $  57,348       $  55,704       $  80,432      $(136,136)      $  57,348
                                           =========       =========       =========      =========       =========


                                                              METRIS COMPANIES INC.
                                                 Supplemental Consolidating Statements of Income
                                                          Year Ended December 31, 1997
                                                             (Dollars in thousands)


                                             Metris        Guarantor       Non-Guarantor
                                          Companies Inc.  Subsidiaries     Subsidiaries    Eliminations   Consolidated
                                          --------------  ------------     ------------    ------------   ------------
Net Interest Income/(Expense) ........      $ (12,690)     $    (432)      $  70,365        $      --      $  57,243
Provision for Loan Losses ............            682             --          43,307               --         43,989
                                            ---------      ---------       ---------      -----------       ---------
Net interest income/(expense)
   after provision for loan losses ...        (13,372)          (432)         27,058               --         13,254
                                            ---------      ---------       ---------      -----------       ---------
Other Operating Income:
Net securitization and credit card
   servicing income ..................         10,653             --          68,880               --         79,533
Credit card fees, interchange and
   other credit card income ..........            478            (21)         43,274               --         43,731
Fee-based services revenues ..........             --          9,655          54,877               --         64,532
                                            ---------      ---------       ---------      -----------      ---------
                                               11,131          9,634         167,031               --        187,796
                                            ---------      ---------       ---------      -----------      ---------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses ................             --          2,902          28,720               --         31,622
Employee compensation ................             --         32,735           2,465               --         35,200
Data processing services and
   communications ....................             --          2,883          17,204               --         20,087
Third-party servicing expense ........             51        (20,396)         33,056               --         12,711
Warranty and debt waiver
   underwriting and claims
   servicing expense .................             --            549           5,504               --          6,053
Credit card fraud losses .............             27             --           3,213               --          3,240
Other ................................            382         12,644          17,228               --         30,254
                                            ---------      ---------       ---------      -----------      ---------
                                                  460         31,317         107,390               --        139,167
                                            ---------      ---------       ---------      -----------      ---------
Income/(Loss) Before Income Taxes
   and Equity in Income of
   Subsidiaries ......................         (2,701)       (22,115)         86,699               --         61,883
Income taxes .........................         (1,040)        (8,475)         33,340               --         23,825
Equity in income of subsidiaries .....         39,719         53,359              --          (93,078)            --
                                            ---------      ---------       ---------      -----------      ---------
Net Income/(Loss) ....................      $  38,058      $  39,719       $  53,359      $   (93,078)     $  38,058
                                            =========      =========       =========      ===========      =========


                                                         METRIS COMPANIES INC.
                                        Supplemental Condensed Consolidating Statements of Cash Flows
                                                        Year Ended December 31,
                                                        (Dollars in thousands)

1999
----
                                                          Metris       Guarantor    Non-Guarantor
                                                      Companies Inc.  Subsidiaries   Subsidiaries  Consolidated
                                                      --------------  ------------   ------------  ------------
Operating Activities:
Net cash (used in) provided by
    operating activities ..........................    $   (12,089)   $   (19,710)   $   359,683    $   327,884
                                                       -----------    -----------    -----------    -----------
Investing Activities:
Proceeds from repayments of
    securitized loans ..............................            --             --        960,170        960,170
Net loans originated or collected ..................          (693)            --       (842,581)      (843,274)
Credit card portfolio acquisitions .................            --             --     (1,156,673)    (1,156,673)
Additions to premises and equipment ................            --        (20,944)       (20,780)       (41,724)
                                                       -----------    -----------    -----------    -----------
Net cash used in investing activities ..............          (693)       (20,944)    (1,059,864)    (1,081,501)
                                                       -----------    -----------    -----------    -----------
Financing Activities:
Net increase (decrease) in deposits ................            --             --        775,381        775,381
Net increase (decrease) in debt ....................       351,658        (97,800)      (119,742)       134,116
Cash dividends paid ................................        (1,390)          (804)           804         (1,390)
Net increase in equity .............................      (288,860)       139,723        151,733          2,596
                                                       -----------    -----------    -----------    -----------
Net cash provided by financing activities ..........        61,408         41,119        808,176        910,703
                                                       -----------    -----------    -----------    -----------
Net increase  in cash and cash equivalents .........        48,626            465        107,995        157,086
Cash and cash equivalents at beginning of year .....        (5,007)          (156)        42,510         37,347
                                                       -----------    -----------    -----------    -----------
Cash and cash equivalents at end of year ...........   $    43,619    $       309    $   150,505    $   194,433
                                                       ===========    ===========    ===========    ===========




1998
----

                                                          Metris       Guarantor    Non-Guarantor
                                                      Companies Inc.  Subsidiaries   Subsidiaries  Consolidated
                                                      --------------  ------------   ------------  ------------
Operating Activities:
Net cash provided by (used in)
    operating activities ..........................   $    97,276    $   (22,625)   $    (9,739)   $    64,912
                                                      -----------    -----------    -----------    -----------
Investing Activities:
Proceeds from repayments of securitized loans .....            --             --      1,491,832      1,491,832
Net loans originated or collected .................         8,106             --       (909,846)      (901,740)
Credit card portfolio acquisitions ................            --             --       (921,558)      (921,558)
Additions to premises and equipment ...............            --         (8,414)        (2,400)       (10,814)
                                                      -----------    -----------    -----------    -----------
Net cash provided by (used in)
    investing activities ..........................         8,106         (8,414)      (341,972)      (342,280)
                                                      -----------    -----------    -----------    -----------
Financing Activities:
Net increase in debt ..............................        40,700          7,046         19,150         66,896
Cash dividends paid ...............................        20,039             --        (21,000)          (961)
Net increase in equity ............................      (171,464)        23,447        348,574        200,557
                                                      -----------    -----------    -----------    -----------
Net cash (used in) provided by
    financing activities ..........................      (110,725)        30,493        346,724        266,492
                                                      -----------    -----------    -----------    -----------
Net decrease in cash and cash equivalents .........        (5,343)          (546)        (4,987)       (10,876)
Cash and cash equivalents at beginning of year ....           336            390         47,497         48,223
                                                      -----------    -----------    -----------    -----------
Cash and cash equivalents at end of year ..........   $    (5,007)   $      (156)   $    42,510    $    37,347
                                                      ===========    ===========    ===========    ===========

                                                             METRIS COMPANIES INC.
                                         Supplemental Condensed Consolidating Statements of Cash Flows
                                                        Year Ended December 31, 1997
                                                          (Dollars in thousands)


                                                          Metris       Guarantor    Non-Guarantor
                                                      Companies Inc.  Subsidiaries   Subsidiaries  Consolidated
                                                      --------------  ------------   ------------  ------------
Operating Activities:
Net cash (used in) provided by
    operating activities ...........................   $   (51,357)   $      (526)   $   195,096    $   143,213
                                                       -----------    -----------    -----------    -----------
Investing Activities:
Proceeds from repayments of securitized loans ......            --             --      1,665,700      1,665,700
Net loans originated or collected ..................         3,357             --     (1,234,580)    (1,231,223)
Credit card portfolio acquisitions .................            --             --       (738,104)      (738,104)
Additions to premises and equipment ................            --        (10,515)        (1,190)       (11,705)
                                                       -----------    -----------    -----------    -----------
Net cash provided by (used in) investing activities          3,357        (10,515)      (308,174)      (315,332)
                                                       -----------    -----------    -----------    -----------
Financing Activities:
Net increase in debt ...............................       226,425         11,348        (48,936)       188,837
Cash dividends paid ................................        15,350             --        (15,927)          (577)
Net increase in equity .............................      (197,814)            --        197,814             --
                                                       -----------    -----------    -----------    -----------
Net cash provided by financing activities ..........        43,961         11,348        132,951        188,260
                                                       -----------    -----------    -----------    -----------
Net (decrease) increase in cash and
    cash equivalents ...............................        (4,039)           307         19,873         16,141
Cash and cash equivalents at beginning of year .....         4,375             83         27,624         32,082
                                                       -----------    -----------    -----------    -----------
Cash and cash equivalents at end of year ...........   $       336    $       390    $    47,497    $    48,223
                                                       ===========    ===========    ===========    ===========

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Metris Companies Inc.:

     We have audited the accompanying consolidated balance sheets of Metris Companies Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metris Companies Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP


KPMG LLP

Minneapolis, Minnesota
January 19, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item with respect to directors is set forth under "Proposal One: Election of Directors," in the Company's proxy statement for the annual meeting of shareholders to be held on May 9, 2000, which will be filed within 120 days of December 31, 1999 (the "Proxy Statement") and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of Regulation S-K, set forth in Part I of this Form 10-K under "Executive Officers of the Registrant." The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

     The information required by this item is set forth under "Compensation Tables and Compensation Matters" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is set forth under "Company Stock Owned by Officers and Directors" and "Persons Owning More Than Five Percent of Company Common Stock" in the Proxy Statement and is incorporated herein by reference.

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

         (b) Reports on Form 8-K: On November 15, 1999, the Company filed a Current Report on Form 8-K to report the extension of its offer to exchange its 10.125% Senior Notes due 2006 which have been registered under the Securities Act of 1933 for any and all of its outstanding unregistered 10.125% Senior Notes due 2006.

         (c)  Exhibits:  See Exhibit Index on page 79 of this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March, 2000.

                                                         METRIS COMPANIES INC.
                                                         (Registrant)


                                                         By /s/ Ronald N. Zebeck
                                                         -----------------------

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

Signature                       Title                     Date

Principal executive             President,               March 21, 2000
officer and director:           Chief Executive Officer
                                and Director

/s/ Ronald N. Zebeck
--------------------
Ronald N. Zebeck


Principal financial officer:   Executive Vice            March 21, 2000
                               President,
                               Chief Financial Officer
/s/ David D. Wesselink
----------------------
David D. Wesselink


Principal accounting officer:  Senior Vice President,    March 21, 2000
                               Finance,
                               Corporate Controller
/s/ Jean C. Benson
------------------
Jean C. Benson

Directors:

/s/ Theodore Deikel             Director                 March 21, 2000
---------------------------
Theodore Deikel

/s/ Lee R. Anderson, Sr.        Director                 March 21, 2000
---------------------------
Lee R. Anderson, Sr.

/s/ C. Hunter Boll              Director                 March 21, 2000
---------------------------
C. Hunter Boll

/s/ John A. Cleary              Director                 March 21, 2000
---------------------------
John A. Cleary

/s/ Thomas M. Hagerty           Director                 March 21, 2000
---------------------------
Thomas M. Hagerty

/s/ David V. Harkins            Director                 March 21, 2000
---------------------------
David V. Harkins

/s/ Walter M. Hoff              Director                 March 21, 2000
---------------------------
Walter M. Hoff

/s/ Thomas H. Lee               Director                 March 21, 2000
---------------------------
Thomas H. Lee

/s/ Derek V. Smith              Director                 March 21, 2000
---------------------------
Derek V. Smith

/s/ Frank D. Trestman           Director                 March 21, 2000
---------------------------
Frank D. Trestman

                                  EXHIBIT INDEX

Exhibit

Number   Description of Exhibit

Charter Documents:
-----------------

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A (File No. 1-12351)).

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed on August 13, 1999 (File No. 1-12351)).

Instruments Defining Rights:
---------------------------

4.1 Indenture, dated as of November 7, 1997, among the Company, Metris Direct, Inc. as the Guarantor, and the First National Bank of Chicago, as Trustee, including form of 10% Senior Note due 2004 and form of Guarantee by Metris Direct, Inc. (incorporated by reference to
         Exhibit 4.a to the Company's Registration Statement on Form S-4
         (File No. 333-43771)).

        (i) First Supplemental Indenture, dated as of June 25, 1999, among the Company, the Guarantors named therein and The First National Bank of Chicago (incorporated by reference to Exhibit 4.4 to the Companies Registration Statement on S-4 (File No. 333-86695)).

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

4.9 Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-91917)).

4.10 Indenture, dated as of July 13, 1999, by and among the Company, Metris Direct, Inc. and The Bank of New York, including Form of 10 1/8% Senior Notes due 2006 and Form of Guarantee (incorporated by reference to Exhibit 4.1 to the Companies Registration Statement on S-4
         (File No. 333-86695)).

4.11 Exchange and Registration Rights Agreement, dated as of July 13, 1999, by and among the Company, Bear, Stearns & Co. Inc., Chase Securities Inc., Salomon Smith Barney Inc. and Barclays Capital Inc., relating to the new notes (incorporated by reference to Exhibit 4.2 to the Companies Registration Statement on S-4 (File No. 333-86695)).

4.12 Registration Rights Agreement dated as of December 9, 1998 between the Company and the investors named therein. (Incorporated by reference to Exhibit 10.3 from the Company's Form 8-K, filed on December 22, 1998).

4.13 Registration Rights Agreement dated as of April 23, 1999 between the Company and Rakesh Kaul. (incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-82007))


Material Contracts

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

         (ii)      Amended Schedule of Officers with Change of Control.


10.8* Co-Brand Credit Card Agreement, dated as of October 31, 1996, between the Company, Fingerhut Corporation, and Direct Merchants Credit Card Bank, N.A. (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1997 (File No. 1-12351)).

10.9* Extended Service Plan Agreement, dated as of October 31, 1996, between the Company, Fingerhut Corporation, and InfoChoice USA, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997
          (File No. 1-12351)).

10.10 Database Access Agreement, dated as of October 31, 1996, between the Company and Fingerhut Corporation (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

10.11 Tax Sharing Agreement, dated as of October 31, 1996, between the Company and Fingerhut Companies, Inc. (incorporated by reference to
          Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

          (i) Amendment to Tax Sharing Agreement, dated January 1, 1998, between the Company and Fingerhut Companies, Inc.

10.12 Waiver Agreement, dated as of December 8, 1998, between Fingerhut Corporation, Infochoice USA, Inc., Metris Direct, Inc., DMCCB and Metris Direct Services, Inc. (incorporated by reference to
          Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

10.13 Data Sharing Agreement, dated as of October 31, 1996, between Fingerhut Corporation and DMCCB (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12351)).

10.14 Amended and Restated Credit Agreement, dated as of June 30, 1998 among the Company and the lenders named therein (incorporated by reference to Exhibit 10.18 (a) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 1-12351)).

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

         (iii) Amendment dated as of May 7, 1999, to (a) the Amended and Restated Credit Agreement, dated as of June 30, 1998, among the Company and the lenders named therein, Nationsbank, N.A., as syndication agent, Deutsche Bank, as documentation agent, U.S. Bank National Association, as documentation agent, Barclays Bank PLC, as co-agent, Bank of America National Trust and Savings Association, as co-agent, and The Chase Manhattan Bank, as administrative agent and (b) the Amended and Restated Pledge Agreement, dated as of June 30, 1998, among the Company, Metris Direct Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.10 to the Companies Registration Statement on S-4/A
                  (File No. 333-86695)).

         (iv) Amendment dated as of June 10, 1999, to the Amended and Restated Credit Agreement, dated as of June 30, 1998, among the Company and the lenders named therein, Nationsbank, N.A., as syndication agent, Deutsche Bank, as documentation agent, U.S. Bank National Association, as documentation agent, Barclays Bank PLC, as co-agent, Bank of America National Trust and Savings Association, as co-agent, and The Chase Manhattan Bank, as administrative agent Bank (incorporated by reference to Exhibit 10.11 to the Companies Registration Statement on S-4/A (File No. 333-86695)).

10.15 Transfer and Administration Agreement, dated as of October 23, 1997, among Kitty Hawk Funding Corporation, Metris Funding Co., as Transferor, Direct Merchants Credit Card Bank, National Association as Collection Agent, and NationsBank, N.A., as Agent and Bank Investor (incorporated by reference to Exhibit 10.18(a) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 1-12351)).

         (i) Amendment No. 4, dated October 22, 1998, to the Transfer and Administration Agreement, dated as of October 23, 1997, among Kitty Hawk Funding Corporation, Metris Funding Co., as Transferor, Direct Merchants Credit Card Bank, National Association as Collection Agent, and NationsBank, N.A., as Agent and Bank Investor (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12351)).

10.16 Transfer and Administration Agreement, dated December 9, 1998, among Enterprise Funding Corporation, Park Avenue Receivables Corporation, Sheffield Receivables Corporation, Metris Asset Funding Co., Direct Merchants Credit Card Bank, National Association, N.A. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K the year ended December 31, 1998 (File No. 1-12351)).

10.17* Receivables Purchase Agreement, dated December 9, 1998, between the Company and Metris Asset Funding Co. (incorporated by reference to
         Exhibit 3.1 to the Company's Annual Report on Form 10-K the year ended December 31, 1998 (File No. 1-12351)).

10.18* Metris Companies Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Companies Registration Statement on S-4/A (File No. 333-86695)).

10.19* Metris Companies Inc. Management Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Companies Registration Statement on S-4/A (File No. 333-86695)).

10.20* Metris Companies Inc. Amended and Restated Annual Incentive Plan for Designated Corporate Officers (incorporated by reference to
         Exhibit 10.5 to the Companies Registration Statement on S-4/A
         (File No. 333-86695)).

10.21* Metris Companies Inc. Amended and Restated Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Companies Registration Statement on S-4/A (File No. 333-86695)).

        (i)* Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998
                  (File No. 1-12351)).

10.22* Transfer and Administration Agreement, dated June 30, 1999, among Direct Merchants Credit Card Bank, N.A. as Transferor and Collection Agent, Enterprise Funding Corporation, Sheffield Receivables Corporation as Purchasers, Barclays Bank PLC as Agent and NationsBank, N.A. as Bank Investor and Agent Bank (incorporated by reference to
         Exhibit 10.12 to the Companies Registration Statement on S-4/A
         (File No. 333-86695)).


Other Exhibits

11        Computation of Earnings Per Share.

12 (a)    Computation of Ratio of Earnings to Fixed Charges.

12 (b)    Computation of Ratio of Earnings to Fixed Charges and Preferred
          Dividends.

13 Pages 25 to 71 of the 1999 Annual Report to Shareholders. The 1999 Annual Report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated herein by reference.

21        Subsidiaries of the Company.

23        Independent Auditors' Consent.

27        Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.