Form 10-Q
period 2000-03-31
METRIS COMPANIES INC
filed 2000-05-12
CIK 1021061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended                     March 31, 2000

                                       or

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

As of April 30, 2000, 38,764,964 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------


--------------------------------------------------------------------------------
                                 March 31, 2000

                                                                           Page
                                                                           ----

PART I.           FINANCIAL INFORMATION

         Item 1.      Consolidated Financial Statements (unaudited):
                             Consolidated Balance Sheets......................3
                             Consolidated Statements of Income................4
                             Consolidated Statements of Changes in
                                      Stockholders' Equity....................5
                             Consolidated Statements of Cash Flows............6
                             Notes to Consolidated Financial Statements.......7

         Item 2.      Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations......................................19

         Item 3.      Quantitative and Qualitative Disclosures
                             About Market Risk...............................29


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings...........................................31

         Item 2. Changes in Securities.......................................31

         Item 3. Defaults Upon Senior Securities.............................31

         Item 4. Submission of Matters to a Vote of Security Holders.........31

         Item 5. Other Information...........................................31

         Item 6. Exhibits and Reports on Form 8-K............................31

                 Signatures..................................................32

                          Part I. Financial Information

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per-share data) (Unaudited)

                                                       March 31,   December 31,
                                                         2000         1999
                                                         ----         ----
Assets:
Cash and due from banks ...........................   $   37,465    $   28,505
Federal funds sold ................................      104,696       118,962
Short-term investments ............................       67,158        46,966
                                                      ----------    ----------
Cash and cash equivalents .........................      209,319       194,433
                                                      ----------    ----------
Retained interests in loans securitized ...........    1,806,361     1,617,226
Less:  Allowance for loan losses ..................      616,318       606,853
                                                      ----------    ----------
Net retained interests in loans securitized .......    1,190,043     1,010,373
                                                      ----------    ----------
Credit card loans (net of allowance for loan losses
   of $28,771 and $12,175, respectively) ..........      300,252       133,608
Property and equipment, net .......................       70,831        56,914
Accrued interest and fees receivable ..............       21,880        17,704
Prepaid expenses and deferred charges .............       77,888        57,371
Deferred income taxes .............................      183,835       185,613
Customer base intangible ..........................       78,841        83,809
Other receivables due from credit card
   securitizations, net ...........................      193,982       243,978
Other assets ......................................       68,702        61,279
                                                      ----------    ----------
     Total assets .................................   $2,395,573    $2,045,082
                                                      ==========    ==========
Liabilities:
Deposits ..........................................   $1,008,342    $  775,381
Debt ..............................................      345,234       345,012
Accounts payable ..................................       70,715        45,850
Current income taxes payable ......................       44,353        22,969
Deferred income ...................................      192,041       171,666
Accrued expenses and other liabilities ............       60,151        60,403
                                                      ----------    ----------
     Total liabilities ............................    1,720,836     1,421,281
                                                      ----------    ----------
Stockholders' Equity:
Convertible preferred stock - Series C, par
     value $.01 per share; 10,000,000
     shares authorized, 905,095 and 885,178
     shares issued and outstanding, respectively ...     337,148       329,729
Common stock, par value $.01 per share;
     100,000,000 shares authorized, 38,664,721
     and 38,612,955 shares issued and
     outstanding, respectively .....................         387           386
Paid-in capital ....................................     132,315       130,772
Retained earnings ..................................     204,887       162,914
                                                      ----------    ----------
     Total stockholders' equity ....................     674,737       623,801
                                                      ----------    ----------
     Total liabilities and stockholders' equity ....  $2,395,573    $2,045,082
                                                      ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per-share data) (Unaudited)
                                                              Three Months Ended
                                                                  March 31,
                                                             2000         1999
                                                           --------    ---------
Interest Income:
Credit card loans and retained interests in loans
    securitized ......................................   $  95,359    $  41,277
Federal funds sold ...................................       1,369          207
Other ................................................       1,073          379
                                                         ---------    ---------
Total interest income ................................      97,801       41,863
Interest expense .....................................      24,108        9,375
                                                         ---------    ---------
Net Interest Income ..................................      73,693       32,488
Provision for loan losses ............................      87,793       39,309
                                                         ---------    ---------
Net Interest (Expense) After Provision for
   Loan Losses .......................................     (14,100)      (6,821)
                                                         ---------    ---------
Other Operating Income:
Net securitization and credit card servicing income ..     131,059       76,998
Credit card fees, interchange and other credit card
   income ............................................      50,797       21,309
Fee-based services revenues ..........................      59,616       38,694
                                                         ---------    ---------
                                                           241,472      137,001
                                                         ---------    ---------
Other Operating Expense:
Credit card account and other product solicitation
   and marketing expenses ............................      32,142       24,103
Employee compensation ................................      43,772       23,318
Data processing services and communications ..........      17,397       10,282
Third-party servicing expense ........................       3,228        3,646
Warranty and debt waiver underwriting and claims
   servicing expense .................................       6,732        3,980
Credit card fraud losses .............................       2,141        1,263
Customer base intangible amortization ................       4,967       10,365
Other ................................................      29,744       17,863
                                                         ---------    ---------
                                                           140,123       94,820
                                                         ---------    ---------
Income Before Income Taxes and Cumulative Effect of
   Accounting Change .................................      87,249       35,360
Income taxes .........................................      33,853       13,720
                                                          --------    ---------
Income Before Cumulative Effect of Accounting Change .      53,396       21,640
Cumulative effect of accounting change (net of income
   taxes of $2,180) ..................................       3,438         --
                                                         ---------    ---------
Net Income ...........................................      49,958       21,640
Preferred stock dividends-Series B ...................          --        4,525
Convertible preferred stock dividends-Series C .......       7,598           --
                                                         ---------    ---------
Net Income Applicable To Common Stockholders .........   $  42,360    $  17,115
                                                         =========    =========
Earnings per share:
     Basic-income before cumulative effect of
     accounting change ...............................   $    1.19    $    0.44
     Basic-cumulative effect of accounting change ....       (0.09)        --
     Basic-net income ................................        1.10         0.44
     Diluted-income before cumulative effect of accounting
     change ..........................................        0.88         0.42
     Diluted-cumluative effect of accounting change ...      (0.05)        --
     Diluted-net income ...............................       0.83         0.42
Shares used to compute earnings per share:

Basic .................................................     38,642       38,526
Diluted ...............................................     60,439       40,265

          See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands) (Unaudited)
                                                                                                                          Total
                                                                       Preferred    Common      Paid-in     Retained   Stockholders'
                                                                         Stock       Stock      Capital     Earnings      Equity
                                                                         -----       -----      -------     --------      ------


BALANCE AT DECEMBER 31, 1998 .......................................   $ 201,100   $     193   $ 107,615   $ 124,074    $ 432,982
     Net income ....................................................        --          --          --        21,640       21,640
     Issuance of common stock
         under employee benefit
         plans .....................................................        --          --           232        --            232
     Cash dividends ................................................        --          --          --          (192)        (192)
     Preferred dividends in kind
         - Series B ................................................       4,525        --          --        (4,525)        --
                                                                       ---------   ---------   ---------   ---------    ---------
BALANCE AT MARCH 31, 1999 ..........................................   $ 205,625   $     193   $ 107,847   $ 140,997    $ 454,662
                                                                       =========   =========   =========   =========    =========


BALANCE AT DECEMBER 31, 1999 .......................................   $ 329,729   $     386   $ 130,772   $ 162,914    $ 623,801
     Net income ....................................................        --          --          --        49,958       49,958
     Issuance of common stock
         under employee benefit
         plans .....................................................        --             1       1,543        --          1,544
     Cash dividends ................................................        --          --          --          (566)        (566)
     Preferred dividends in
         kind - Series C ...........................................       7,419        --          --        (7,419)        --
                                                                       ---------   ---------   ---------   ---------    ---------
BALANCE AT MARCH 31, 2000 ..........................................   $ 337,148   $     387   $ 132,315   $ 204,887    $ 674,737
                                                                       =========   =========   =========   =========    =========

                                    See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                       2000         1999
                                                       ----         ----
Operating Activities:
Net income ......................................   $  49,958    $  21,640
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Cumulative effect of accounting change .....       3,438           --
     Depreciation and amortization ..............      17,720       20,504
     Change in allowance for loan losses ........      26,061       57,389
     Changes in operating assets and liabilities:
         Accrued interest and fees receivable ...      (4,176)      (2,341)
         Prepaid expenses and deferred charges ..     (26,482)     (14,270)
         Deferred income taxes ..................       1,778      (25,794)
         Other receivables due from credit card
              securitizations, net ..............      48,342       19,737
         Accounts payable and accrued expenses ..      24,613       41,125
         Current income taxes payable ...........      21,384        4,737
         Deferred income ........................      16,937          303
         Other ..................................     (11,165)      (4,946)
                                                    ---------    ---------
Net cash provided by operating activities .......     168,408      118,084
                                                    ---------    ---------

Investing Activities:

Proceeds from repayments of securitized loans ...    (282,031)    (302,597)
Net loans originated or collected ...............     (90,344)     202,174
Additions to premises and equipment .............     (15,308)      (1,452)
                                                    ---------    ---------
Net cash used in investing activities ...........    (387,683)    (101,875)
                                                    ---------    ---------

Financing Activities:

Net decrease in short-term borrowings ...........         222       (3,002)
Net increase in deposits ........................     232,961       66,003
Cash dividends paid .............................        (566)        (192)
Increase in common equity .......................       1,544          232
                                                    ---------    ---------
Net cash provided by financing activities .......     234,161       63,041
                                                    ---------    ---------
Net increase in cash and cash equivalents .......      14,886       79,250
Cash and cash equivalents at beginning of period      194,433       37,347
                                                    ---------    ---------
Cash and cash equivalents at end of period ......   $ 209,319    $ 116,597
                                                    =========    =========

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries, the "Company," including Direct Merchants Credit Card Bank, N.A. which may be referred to as "we," "us" and "our." The Company is an information-based direct marketer of consumer credit products and fee-based services primarily to moderate-income consumers.

     All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.

Interim Financial Statements

     We have prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of our management, are necessary to present fairly our consolidated financial position and the results of our operations and our cash flows for the interim periods. You should read these consolidated financial statements in conjunction with the financial statements and the notes thereto contained in our annual report on Form 10-K for the fiscal year ended December 31, 1999. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

Federal Funds Sold and Short-term Investments

     Federal funds sold are short-term loans made to banks through the Federal Reserve System. It is our policy to make such loans only to banks that are considered to be in compliance with their regulatory capital requirements. Short-term investments are investments in commercial paper, money market mutual funds and certificates of deposits with maturities less than three months.

Credit Card Loans

     Credit card loans are receivables from consumers that we do not intend to securitize.

Securitization, Retained Interests in Loans Securitized and Securitization
     Income

     We securitize and publicly and privately sell a significant portion of our credit card loans to investors through the Metris Master Trust and third-party, multi-seller receivables conduits. We retain participating interests in the credit card loans under "Retained interests in loans securitized" on the consolidated balance sheets. A portion of our retained interests in loans securitized are subordinate to the interests of investors in the trust and conduit portfolios. Although we continue to service the securitized credit card accounts and maintain the customer relationships, these transactions are treated as sales for financial reporting purposes and the associated loans are not reflected on the consolidated balance sheets.

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

     The securitization and sale of credit card loans changes our interest in such loans from lender to servicer, with a corresponding change in how revenue is reported in the statements of income. For securitized and sold credit card loans, amounts that otherwise would have been recorded as interest income, interest expense, fee income and provision for loan losses are instead reported in other operating income as "Net securitization and credit card servicing income." We have various receivables from the trust or conduits and other assets as a result of securitizations, including: amounts deposited in accounts held by the trust for the benefit of the trust's security holders; amounts due from interest rate caps, swaps and floors; accrued interest and fees on the securitized receivables; servicing fee receivables; and various other receivables. These amounts are reported as "Other receivables due from credit card securitizations, net" on the consolidated balance sheets. The provision for loan losses reflected on the statements of income in "Net securitization and credit card servicing income" was $116.7 million and $139.5 million for the three-month periods ended March 31, 2000 and 1999, respectively.

     Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing loan portfolio, effectively reducing our retained interests in loans securitized to fair value.

Statements of Cash Flows

     Cash paid for interest during the three-month periods ended March 31, 2000 and 1999, was $21.9 million and $3.5 million, respectively. Cash paid for income taxes for the same periods was $8.3 million and $34.6 million, respectively.

Earnings Per Share

     The following table presents the computation of basic and diluted weighted average shares used in the per-share calculations:

                                                                       Three Months Ended
                                                                            March 31,
                                                                          2000        1999
                                                                      --------    --------
(In thousands, except per-share amounts)
Income before cumulative effect of accounting change ..............   $ 53,396    $ 21,640
Preferred dividends - Series B ....................................         --       4,525
Preferred dividends - Series C ....................................      7,598          --
                                                                      --------    --------
Net income applicable to common stockholders before cumulative
effect of accounting change .......................................     45,798      17,115
Cumulative effect of accounting change, net .......................      3,438          --
                                                                      --------    --------
Net income applicable to common stockholders ......................   $ 42,360    $ 17,115
                                                                      ========    ========

Weighted average common shares outstanding ........................     38,642      38,526
Adjustments for dilutive securities:
Assumed exercise of outstanding stock options .....................      2,355       1,739
Assumed conversion of convertible preferred stock .................     19,442          --
                                                                      --------    --------
Diluted common shares .............................................     60,439      40,265
                                                                      ========    ========

Earnings per share:
     Basic - income before cumulative effect of accounting change .   $   1.19    $   0.44
     Basic - cumulative effect of accounting change ...............      (0.09)         --
     Basic - net income ...........................................       1.10        0.44
     Diluted - income before cumulative effect of accounting change       0.88        0.42
     Diluted - cumulative effect of accounting change .............      (0.05)         --
     Diluted - net income .........................................       0.83        0.42


Comprehensive Income

     During 1998, we adopted SFAS 130, "Reporting Comprehensive Income." This statement does not apply to our current financial results and therefore, net income equals comprehensive income.

Revenue Recognition in Financial Statements

     During the quarter ended March 31, 2000, we adopted Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" for our Debt Waiver products. This SAB formalizes the accounting for services sold where the right to a full refund exists, requiring all companies to defer recognition of service revenues until the cancellation period is complete. Previously, we recognized half of the revenues in the month billed and half in the following month. We now recognize all of the revenue after the cancellation period is complete, which is one month. This change resulted in a one-time, non-cash net charge to earnings of $3.4 million, which is reflected as a cumulative effect of accounting change in the consolidated statements of income. Because we have applied the provisions of this SAB to our membership programs since 1998, before the SEC formulated its guidance, no adjustment was required for our membership services revenues. The proforma effect of adopting SAB 101 was immaterial for the prior year period.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses is as follows:

                                 Three Months Ended
                                      March 31,
                                   2000       1999
                                   ----       ----

(In thousands)
Balance at beginning of period   $619,028   $393,283
Provision for loan losses ....     87,793     39,309
Provision for loan losses (1)     116,677    139,533
Loans charged off ............   (193,490)  (128,163)
Recoveries ...................     15,081      6,710
                                 --------   --------
Net loans charged off ........   (178,409)  (121,453)
                                 --------   --------
Balance at end of period .....   $645,089   $450,672
                                 ========   ========

(1) Amounts are included in "Net securitization and credit card servicing income."


NOTE 4 - PRIVATE EQUITY PLACEMENT

     On November 13, 1998, we entered into agreements with affiliates of the Thomas H. Lee Company, a private equity firm, to make a total private equity investment of $300 million in the Company. The Lee Company agreed to purchase
0.8 million shares of Series C Perpetual Convertible Preferred Stock, which are convertible into common shares at a conversion price of $18.63 per common share subject to adjustment in certain circumstances. The Series C Preferred has a 9% dividend payable in additional shares of Series C Preferred and will also receive any dividends paid on the Company's common stock on a converted basis. The cumulative payment-in-kind dividends are effectively guaranteed for a seven-year period. Assuming conversion of the Series C Preferred into common stock, the Lee Company would own approximately 32% of the Company on a diluted basis at March 31, 2000. The Series C Preferred entitles the holders to elect four members to our Board of Directors. The Series C Preferred may be redeemed by us in certain circumstances after December 31, 2001, by paying 103% of the redemption price of $372.50 and any accrued dividends at the time of redemption. We also have the option to redeem the Series C Preferred after December 9, 2008, without restriction by paying the redemption price of $372.50 and any accrued dividends at the time of redemption. The conversion to the Series C Preferred could have resulted in a "change in control" in certain of our agreements with Fingerhut and our credit facilities. It did not because, prior to closing the transaction, we increased the change in control ownership percentage from 30 to 35 or otherwise exempted the Lee Company from the change in control provision in its agreements.

     Prior to shareholder approval and the receipt of notice that there was no regulatory objection to the Series C Preferred investment, the Lee Company agreed to purchase $200 million in Series B Perpetual Preferred Stock and $100 million in 12% Senior Notes due 2006. We also issued the Lee Company 7.5 million ten-year warrants to purchase shares of our common stock.

     On March 12, 1999, shareholders' approved the conversion of the Series B Preferred and 12% Senior Notes into Series C Preferred. Notice was received on May 28, 1999, that there was no regulatory objection to the conversion to the Series C Preferred. On June 1, 1999, the Series B Preferred and the 12% Senior Notes were extinguished, and the warrants were canceled causing a one-time, non-cash accounting adjustment. The excess of the fair value of the Series C Preferred over the carrying value of the Series B Preferred and the 12% Senior Notes at the time of the conversion was allocated to the 12% Senior Notes and the Series B Preferred based upon their initial fair values.

NOTE 5 - SEGMENTS

     We operate in two principal areas: consumer credit products and fee-based services. Our primary consumer credit products are unsecured and secured credit cards, including the Direct Merchants Bank MasterCard(R) and Visa(R). Our credit card accountholders include customers obtained from third-party lists and other customers for whom general credit bureau information is available.

     We market our fee-based services, including (i) debt waiver protection for unemployment, disability, and death; (ii) membership programs such as card registration, purchase protection and other club memberships; and (iii) third-party insurance, directly to our credit card customers and customers of third parties. We currently administer our extended service plans sold through a third-party retailer, and the customer pays the retailer directly. In addition, we develop customized targeted mailing lists from information contained in our databases for use by unaffiliated companies in their own product solicitation efforts that do not directly compete with our efforts.

     We have presented the segment information reported below on a managed basis. We use this basis to review segment performance and to make operating decisions. To do so, we adjust the income statement and balance sheet to reverse the effects of securitizations. Presentation on a managed basis is not in conformity with generally accepted accounting principles. The elimination column in the segment tables includes adjustments to present the information on an owned basis as reported in the financial statements of this quarterly report.

     We do not allocate the expenses, assets and liabilities attributable to corporate functions to the operating segments, such as employee compensation, data processing services and communications, third-party servicing expenses, and other expenses including occupancy, depreciation and amortization, professional fees, and other general and administrative expenses. We include these expenses in the reconciliation of the income before income taxes for the reported segments to the consolidated total. We do not allocate capital expenditures for leasehold improvements, capitalized software and furniture and equipment to operating segments. There were no operating assets located outside of the United States for the periods presented.

     Our fee-based services operating segment pays a commission to our consumer credit products segment for successful marketing efforts to the consumer credit products segment's cardholders at a rate similar to those paid to our other third parties. Our fee-based services segment reports interest income and the consumer credit products segment reports interest expense at our weighted average borrowing rate for the excess cash flow generated by the fee-based services segment and used by the consumer credit products segment to fund the growth of cardholder balances.


                                                       Three Months Ended March 31,
                                                                   2000
                                                                   ----

                                                   Consumer
                                                    Credit         Fee-Based
                                                   Products        Services       Reconciliation (a)      Consolidated
                                                   --------        --------       ------------------      ------------
(In thousands)
Interest revenue ..............................   $  359,502      $    2,155      $    (263,856) (b)       $   97,801
Interest expense ..............................      114,684              --            (90,576) (c)           24,108
                                                  ----------      ----------      -------------            ----------
  Net interest
    income ....................................      244,818           2,155           (173,280)               73,693

Other revenue .................................       86,838          59,616             95,018               241,472
Total revenue .................................      446,340          61,771           (168,838)              339,273

Income before
    income taxes and
    cumulative effect of
    accounting change                                152,341 (d)      41,877 (d)       (106,969) (e)           87,249
Income taxes ..................................           --              --             33,853                33,853
Total assets ..................................   $7,229,730      $  142,080      $  (4,976,237) (f)       $2,395,573


                                                       Three Months Ended March 31,
                                                                   1999
                                                                   ----

                                                    Consumer
                                                     Credit        Fee-Based
                                                    Products       Services       Reconciliation(a)       Consolidated
                                                    --------       --------       -----------------       ------------
(In thousands)
Interest revenue ..............................   $   257,029     $       847      $  (216,013) (b)       $    41,863
Interest expense ..............................        69,474              --          (60,099) (c)             9,375
                                                  -----------     -----------      -----------            -----------
  Net interest
    income ....................................       187,555             847         (155,914)                32,488

Other revenue .................................        81,926          38,694           16,381                137,001
Total revenue .................................       338,955          39,541         (199,632)               178,864

Income before
  income taxes ................................        79,921 (d)      20,913 (d)      (65,474) (e)            35,360
Income taxes ..................................            --              --           13,720                 13,720
Total assets ..................................   $ 5,118,901     $    62,734      $(4,105,070) (f)       $ 1,076,565

(a) The reconciliation column includes: intercompany eliminations; amounts not allocated to segments; and adjustments to the amounts reported on a managed basis to reflect the effects of securitization.

(b) The reconciliation to consolidated owned interest revenue includes the elimination of $2.2 million and $0.8 million of intercompany interest received by the fee-based services segment from the consumer credit products segment for the three months ended March 31, 2000 and 1999, respectively.

(c) The reconciliation to consolidated owned interest expense includes the elimination of $2.2 million and $0.8 million of intercompany interest paid by the consumer credit products segment to the fee-based services segment for the three months ended March 31, 2000 and 1999, respectively.

(d) Income before income taxes includes intercompany commissions paid by the fee-based services segment to the consumer credit products segment for successful marketing efforts to consumer credit products cardholders of $0.3 million and $0.7 million for the three months ended March 31, 2000 and 1999, respectively.

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

NOTE 7 - DEBT AND DEPOSITS

     We have a $200 million term revolving credit facility and a $100 million term loan (collectively the "credit facilities") with a syndicate of banks and money market mutual funds. At March 31, 2000, we were in compliance with all financial covenants under these agreements. At March 31, 2000 and December 31, 1999, we had $100 million of outstanding borrowings under the credit facilities with a weighted average interest rate of 8.7% for both periods.

     During the third quarter of 1999, we issued $150 million of 10.125% Senior Notes due 2006. The Senior Notes due 2006 are guaranteed by Metris Direct, Inc. and Metris Recovery Services, Inc. (the "Guarantors"). We also have $100 million of 10% Senior Notes due 2004 outstanding with terms and conditions, substantially similar to the Senior Notes due 2006.

     Beginning in the first quarter 1999, Direct Merchants Bank began issuing certificates of deposit in increments of $100,000. As of March 31, 2000 and December 31, 1999, $977.6 million and $758.5 million, respectively, of CDs were outstanding with original maturities ranging from three months to two years with fixed interest rates ranging from 5.2% to 7.1%.

     We have various indirect subsidiaries which have not guaranteed the senior notes or credit facilities. The following condensed consolidating financial statements of the Company, the Guarantor subsidiaries and the non-guarantor subsidiaries are presented for purposes of complying with SEC reporting requirements. Separate financial statements of the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that the subsidiaries' financial statements would not be material to investors.

                                                                           METRIS COMPANIES INC.
                                                                 Supplemental Consolidating Balance Sheets
                                                                             March 31, 2000
                                                                         (Dollars in thousands)
                                                                                Unaudited

                                                Metris           Guarantor      Non-Guarantor
                                            Companies Inc.     Subsidiaries      Subsidiaries       Eliminations      Consolidated
                                            --------------     ------------      ------------       ------------      ------------
Assets:
Cash and cash equivalents ................   $    64,498        $     (737)     $     145,558      $        --       $    209,319
Net retained interests in loans
   securitized ...........................           (21)               29          1,190,035               --          1,190,043
Credit card loans ........................           242                --            300,010               --            300,252
Property and equipment, net ..............            --            37,839             32,992               --             70,831
Prepaid expenses and deferred charges ....            --            29,172             48,716               --             77,888
Deferred income taxes ....................        (1,963)           25,414            160,384               --            183,835
Customer base intangible .................            --                --             78,841               --             78,841
Other receivables due from credit card
   securitizations, net ..................             6                --            193,976               --            193,982
Other assets .............................        12,151            13,832             64,599               --             90,582
Investment in subsidiaries ...............     1,267,797         1,178,326                 --       (2,446,123)                --
                                             -----------        ----------      -------------      ------------      ------------
Total assets .............................   $ 1,342,710    $    1,283,875      $   2,215,111      $(2,446,123)      $  2,395,573
                                             ===========    ==============      =============      ===========       ============

Liabilities:
Deposits .................................   $    (1,000)   $           --      $   1,009,342     $         --       $ 1,008,342
Debt .....................................       644,364           (78,591)          (220,539)              --           345,234
Accounts payable .........................        (4,771)           16,041             59,445               --            70,715
Current income taxes payable .............         1,851           (20,920)            63,422               --            44,353
Deferred income ..........................        19,820            63,843            108,378               --           192,041
Accrued expenses and other liabilities....         7,709            35,705             16,737               --            60,151
                                             -----------    --------------      -------------      -----------       -----------
Total liabilities ........................       667,973            16,078          1,036,785               --         1,720,836
Total stockholders' equity ...............       674,737         1,267,797          1,178,326       (2,446,123)          674,737
                                             -----------    --------------      -------------      -----------       -----------
Total liabilities and stockholders'
   equity ................................   $ 1,342,710    $    1,283,875      $   2,215,111      $(2,446,123)      $ 2,395,573
                                             ===========    ==============      =============      ===========       ===========

                                                                          METRIS COMPANIES INC.
                                                                 Supplemental Consolidating Balance Sheets
                                                                             December 31, 1999
                                                                          (Dollars in thousands)
                                                                                 Unaudited

                                              Metris         Guarantor          Non-Guarantor
                                          Companies Inc.    Subsidiaries        Subsidiaries      Eliminations       Consolidated
                                          --------------    ------------        ------------      ------------       ------------
Assets:
Cash and cash equivalents ............   $    43,619       $       309          $    150,505      $         --        $   194,433
Net retained interests in loans
   securitized .......................          (228)               --             1,010,601                --          1,010,373
Credit card loans ....................         2,570                --               131,038                --            133,608
Property and equipment, net ..........            --            33,152                23,762                --             56,914
Prepaid expenses and deferred charges             --            26,441                30,930                --             57,371
Deferred income taxes ................        (1,835)           25,241               162,207                --            185,613
Customer base intangible .............            --                --                83,809                --             83,809
Other receivables due from credit card
   securitizations, net ..............             5                --               243,973                --            243,978
Other assets .........................        12,951             8,488                57,544                --             78,983
Investment in subsidiaries ...........     1,184,006         1,105,992                    --        (2,289,998)                --
                                         -----------       -----------          ------------        ----------        -----------
Total assets .........................   $ 1,241,088       $ 1,199,623          $  1,894,369       $(2,289,998)       $ 2,045,082
                                         ===========       ===========          ============        ==========        ===========

Liabilities:
Deposits .............................   $    (1,000)      $        --          $   776,381       $         --        $   775,381
Debt .................................       569,956           (82,779)            (142,165)                --            345,012
Accounts payable .....................           494            12,337               33,019                 --             45,850
Current income taxes payable .........        16,183           (10,985)              17,771                 --             22,969
Deferred income ......................        22,231            58,856               90,579                 --            171,666
Accrued expenses and other liabilities         9,423            38,188               12,792                 --             60,403
                                         -----------       -----------          -----------        -----------         ----------
Total liabilities ....................       617,287            15,617              788,377                 --          1,421,281
Total stockholders' equity ...........       623,801         1,184,006            1,105,992         (2,289,998)           623,801
                                         -----------       -----------          -----------        -----------        -----------
Total liabilities and stockholders'
   equity ............................   $ 1,241,088       $ 1,199,623          $ 1,894,369        $(2,289,998)       $ 2,045,082
                                         ===========       ===========          ===========        ===========        ===========

                                                                            METRIS COMPANIES INC.
                                                               Supplemental Consolidating Statements of Income
                                                                      Three Months Ended March 31, 2000
                                                                           (Dollars in thousands)
                                                                                  Unaudited

                                               Metris           Guarantor        Non-Guarantor
                                           Companies Inc.      Subsidiaries       Subsidiaries       Eliminations     Consolidated
                                           --------------      ------------       ------------       ------------     ------------
Net Interest
   (Expense) Income ...................   $ (12,047)       $    (571)           $  86,311            $      --          $  73,693
Provision for loan losses .............         (15)              --               87,808                   --             87,793
                                          ---------        ---------            ---------            ---------          ---------
Net Interest (Expense) Income After
   Provision for Loan Losses                (12,032)            (571)              (1,497)                  --            (14,100)
                                          ---------        ---------            ---------            ---------          ---------
Other Operating Income:
Net securitization and credit card
   servicing income ...................       2,386              (28)             128,701                   --            131,059
Credit card fees, interchange and other
   credit card income..................      (1,548)           1,108               51,237                   --             50,797
Fee-based services revenues............          --           16,334               43,282                   --             59,616
                                          ---------        ---------            ---------            ---------          ---------
                                                838           17,414              223,220                 --              241,472
                                          ---------        ---------            ---------            ---------          ---------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses           --            7,770               24,372                   --             32,142
Employee compensation .................          --           34,871                8,901                   --             43,772
Data processing services and
   communications .....................          --            3,679               13,718                   --             17,397
Third-party servicing expense .........          --          (22,423)              25,651                   --              3,228
Warranty and debt waiver underwriting
   and claims servicing expense                  --              794                5,938                   --              6,732
Credit card fraud losses ..............           2               --                2,139                   --              2,141
Customer base intangible amortization .          --               --                4,967                   --              4,967
Other .................................          37           17,991               11,716                   --             29,744
                                          ---------        ---------            ---------            ---------          ---------
                                                 39           42,682               97,402                   --            140,123
                                          ---------        ---------            ---------            ---------          ---------
Income (Loss) Before Income Taxes,
   Cumulative Effect of Accounting
   Change and Equity in Income of
   Subsidiaries ......................      (11,233)         (25,839)             124,321                   --             87,249
Income taxes ..........................      (4,358)         (10,338)              48,549                   --             33,853
Cumulative effect of accounting change,
   net ................................          --               --               (3,438)                  --             (3,438)
                                          ---------        ---------            ---------            ---------          ---------
Equity in income of subsidiaries.......      56,833           72,334                   --             (129,167)                --
                                          ---------        ---------            ---------            ---------          ---------
Net Income ............................   $  49,958        $  56,833            $  72,334            $(129,167)         $  49,958
                                          =========        =========            =========            =========          =========

                                                                        METRIS COMPANIES INC.
                                                           Supplemental Consolidating Statements of Income
                                                                  Three Months Ended March 31, 1999
                                                                       (Dollars in thousands)
                                                                            Unaudited

                                             Metris           Guarantor        Non-Guarantor
                                         Companies Inc.      Subsidiaries      Subsidiaries      Eliminations         Consolidated
                                         --------------      ------------      ------------      ------------         ------------
Net Interest (Expense) Income .........   $  (9,367)         $    (108)         $  41,963          $      --            $  32,488
Provision for loan losses .............         245                 --             39,064                 --               39,309
                                          ---------          ---------          ---------          ---------            ---------
Net Interest (Expense) Income After
   Provision for Loan Losses ..........      (9,612)              (108)             2,899                 --               (6,821)
                                          ---------          ---------          ---------          ---------            ---------
Other Operating Income:
Net securitization and credit card
   servicing income ...................       1,792                 --             75,206                 --               76,998
Credit card fees, interchange and other
   credit card income .................         222               (135)            21,222                 --               21,309
Fee-based services revenues ...........          --             11,094             27,600                 --               38,694
                                          ---------          ---------          ---------          ---------            ---------
                                              2,014             10,959            124,028                 --              137,001
                                          ---------          ---------          ---------          ---------            ---------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses           --              8,160             15,943                 --               24,103
Employee compensation .................          --             21,010              2,308                 --               23,318
Data processing services and
   communications .....................          --              1,416              8,866                 --               10,282
Third-party servicing expense .........          --            (15,816)            19,462                 --                3,646
Warranty and debt waiver underwriting
   and claims servicing expense .......          --              1,347              2,633                 --                3,980
Credit card fraud losses ..............           3                 --              1,260                 --                1,263
Customer base intangible amortization            --                 --             10,365                 --               10,365
Other .................................         400              9,425              8,038                 --               17,863
                                          ---------          ---------          ---------          ---------            ---------
                                                403             25,542             68,875                 --               94,820
                                          ---------          ---------          ---------          ---------            ---------
(Loss) Income Before Income Taxes and
   Equity in Income of Subsidiaries ...      (8,001)           (14,691)            58,052                 --               35,360
Income taxes ..........................      (3,105)            (5,913)            22,738                 --               13,720
Equity in income of subsidiaries ......      26,536             35,314                 --            (61,850)                  --
                                          ---------          ---------          ---------          ---------            ---------
Net Income ............................   $  21,640          $  26,536          $  35,314          $ (61,850)           $  21,640
                                          =========          =========          =========          =========            =========


                                                                          METRIS COMPANIES INC.
                                                     Supplemental Condensed Consolidating Statements of Cash Flows
                                                                   Three Months Ended March 31, 2000
                                                                         (Dollars in thousands)
                                                                               Unaudited

                                                           Metris       Guarantor    Non-Guarantor
                                                       Companies Inc.  Subsidiaries  Subsidiaries   Consolidated

Operating Activities:
Net cash (used in) provided by operating
    activities .....................................     $ (29,876)     $ (26,573)     $ 224,857      $ 168,408
                                                         ---------      ---------      ---------      ---------
Investing Activities:
Proceeds from repayments of securitized loans ......            --            --        (282,031)      (282,031)
Net loans originated or collected ..................         2,328            --         (92,672)       (90,344)
Additions to premises and equipment ................            --        (5,618)         (9,690)       (15,308)
                                                         ---------      ---------      ---------      ---------
Net cash provided by (used in) investing activities.         2,328        (5,618)       (384,393)      (387,683)
                                                         ---------      ---------      ---------      ---------
Financing Activities:
Net increase in deposits ...........................            --            --         232,961        232,961
Net increase (decrease) in debt ....................        74,407         4,189         (78,374)           222
Cash dividends paid ................................          (566)           --              --           (566)
Net (decrease) increase in equity ..................       (25,414)        26,956              2          1,544
                                                         ---------      ---------      ---------      ---------
Net cash provided by financing activities ..........        48,427         31,145        154,589        234,161
                                                         ---------      ---------      ---------      ---------
Net increase (decrease) in cash and cash
   equivalents .....................................        20,879         (1,046)        (4,947)        14,886
Cash and cash equivalents at beginning of
   period ..........................................        43,619            309        150,505        194,433
                                                         ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period .........     $  64,498      $    (737)     $ 145,558      $ 209,319
                                                         =========      =========      =========      =========


                                                                      METRIS COMPANIES INC.
                                                    Supplemental Condensed Consolidating Statements of Cash Flows
                                                                  Three Months Ended March 31, 1999
                                                                       (Dollars in thousands)
                                                                            Unaudited

                                                          Metris       Guarantor     Non-Guarantor
                                                      Companies Inc.  Subsidiaries   Subsidiaries   Consolidated

Operating Activities:
Net cash (used in) provided by operating activities.    $ (41,223)     $  (5,210)     $ 164,517      $ 118,084
                                                        ---------      ---------      ---------      ---------
Investing Activities:
Proceeds from repayments of securitized loans .....            --             --       (302,597)      (302,597)
Net loans originated or collected .................          (275)            --        202,449        202,174
Additions to premises and equipment ...............            --         (1,472)            20         (1,452)
                                                        ---------      ---------      ---------      ---------
Net cash used in investing activities .............          (275)        (1,472)      (100,128)      (101,875)
                                                        ---------      ---------      ---------      ---------
Financing Activities:
Net increase in deposits ..........................            --             --         66,003         66,003
Net increase (decrease) in debt ...................        16,264         (4,508)       (14,758)        (3,002)
Cash dividends paid ...............................          (192)          (804)           804           (192)
Net increase (decrease) in equity .................        29,846         12,782        (42,396)           232
                                                        ---------      ---------      ---------      ---------
Net cash provided by financing activities .........        45,918          7,470          9,653         63,041
                                                        ---------      ---------      ---------      ---------
Net increase in cash and cash equivalents .........         4,420            788         74,042         79,250
Cash and cash equivalents at beginning of period ..        (5,009)          (156)        42,512         37,347
                                                        ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period ........     $    (589)     $     632      $ 116,554      $ 116,597
                                                        =========      =========      =========      =========

ITEM 2.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. ("MCI") and its subsidiaries, the "Company," including Direct Merchants Credit Card Bank, N.A., which may be referred to as "we," "us" and "our." This discussion should be read in conjunction with the following documents for a full understanding of our financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1999 Annual Report to Shareholders; our annual report on Form 10-K for the fiscal year ended December 31, 1999; and our Proxy Statement for the 2000 Annual Meeting of Shareholders. In addition, this discussion should be read in conjunction with our quarterly report on Form 10-Q for the period ended March 31, 2000, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.

Results of Operations

     Net income for the three months ended March 31, 2000, was $50.0 million, or $0.83 per diluted share, up 131% from $21.6 million, or $0.42 per diluted share for the first quarter of 1999. Net income for the three months ended March 31, 2000, was reduced by a $3.4 million net impact for the adoption of Staff Accounting Bulletin 101 - "Revenue Recognition in Financial Statements" issued December 1999 for our debt waiver products. This adjustment reduced reported earnings per share by $0.05 for the three months ended March 31, 2000, and is reported as the cumulative effect of accounting change in the consolidated statements of income.

     The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. Fee-based services revenues continue to contribute to the net income growth due to continued strong product sales. These increases are largely attributable to the growth in average managed loans to $7.4 billion for the first quarter 2000 from $5.2 billion for the first quarter 1999, an increase of 40%, and growth in total credit card accounts to
3.8 million at March 31, 2000, from 2.9 million at March 31, 1999.

Managed Loan Portfolio

     We analyze our financial performance on a managed loan portfolio basis. To do so, we adjust the income statement and balance sheet to reverse the effects of securitization. Our discussion of revenues, where applicable, and provision for loan losses includes comparisons to amounts reported in our consolidated statements of income ("owned basis") as well as on a managed basis.

     Our managed loan portfolio is comprised of credit card loans, retained interests in loans securitized and the investors' share of securitized credit card loans. The investors' share of securitized credit card loans is not an asset of ours, therefore, we do not show it on our consolidated balance sheets. The following tables summarize our managed loan portfolio:

                                          March 31,    December 31,    March 31,
                                            2000          1999           1999
                                            ----          ----           ----
(Dollars in thousands)
Period-end balances
Credit card loans:
   Credit card loans .................   $  329,023     $  145,783    $   12,740
   Retained interests in loans
       securitized ...................    1,806,361      1,617,226       844,582
   Investors' interests in
       securitized loans .............    5,236,282      5,518,313     4,255,545
                                         ----------     ----------    ----------
Total managed loan portfolio .........   $7,371,666     $7,281,322    $5,112,867
                                         ==========     ==========    ==========

                                                  Three Months Ended
                                                      March 31,
                                                 2000           1999
                                                 ----           ----
(Dollars in thousands)
Average balances
Credit card loans:
   Credit card loans ...................     $  227,251     $   62,130
   Retained interests in loans
      securitized ......................      1,731,945        761,627
   Investors' interests in
      securitized loans ................      5,393,200      4,421,260
                                             ----------     ----------
Total managed loan portfolio ...........     $7,352,396     $5,245,017
                                             ==========     ==========

Impact of Credit Card Securitizations

     The following table provides a summary of the effects of credit card securitizations on selected line items of our statements of income for each of the periods presented, as well as selected financial information on both an owned and managed loan portfolio basis:

                                             Three Months Ended
                                                 March 31,
                                           2000            1999
                                           ----            ----
(Dollars in thousands)
Statements of Income
  (owned basis):
   Net interest income ..........     $    73,693       $    32,488
   Provision for loan losses ....          87,793            39,309
   Other operating income .......         241,472           137,001
   Other operating expense ......         140,123            94,820
                                      -----------       -----------
   Income before income taxes and
      cumulative effect of
      accounting change .........     $    87,249       $    35,360
                                      ===========       ===========

Adjustments for Securitizations:
   Net interest income ..........     $   173,280       $   155,914
   Provision for loan losses ....         116,677           139,533
   Other operating income .......         (56,603)          (16,381)
   Other operating expense ......              --                --
                                      -----------       -----------
   Income before income taxes and
      cumulative effect of
      accounting change .........     $        --       $        --
                                      ===========       ===========

Statements of Income
   (managed basis):
   Net interest income ..........     $   246,973       $   188,402
   Provision for loan losses ....         204,470           178,842
   Other operating income .......         184,869           120,620
   Other operating expense ......         140,123            94,820
                                      -----------       -----------
Income before income taxes and
   cumulative effect of
   accounting change ............     $    87,249       $    35,360
                                      ===========       ===========

Other Data:
Owned Basis:
Average interest-earning assets .     $ 2,137,016       $   889,240
Return on average assets ........             9.0%              8.5%
Return on average total equity ..            30.7%             19.6%
Net interest margin (1) .........            13.9%             14.8%
Managed Basis:
Average interest-earning assets .     $ 7,530,216       $ 5,310,500
Return on average assets ........             2.7%              1.6%
Return on average total equity ..            30.7%             19.6%
Net interest margin (1) .........            13.2%             14.4%

(1) Net interest margin is equal to annualized net interest income divided by average interest-earning assets.

Risk-Based Pricing

     We price credit card offers based on a prospect's risk profile prior to solicitation or upon receipt of a completed application. We evaluate a prospect to determine credit needs, credit risk and existing credit availability and then develop a customized offer that includes the most appropriate product, brand, pricing and credit line. After customers open credit card accounts, we periodically monitor customers' internal and external credit performance and periodically recalculate behavior, revenue, attrition and bankruptcy predictors. The customers are rescored on a regular basis, and the lending relationship can evolve to include more competitive (or more restrictive) pricing and product configurations. These analyses consider the overall profitability of accounts using both credit information and the profitability from selling fee-based services to the customers.

Net Interest Income

     Net interest income consists primarily of interest earned on our credit card loans, less interest expense on borrowings to fund the loans. Managed net interest income for the three-month period ended March 31, 2000, was $247.0 million compared to $188.4 million for the same period in 1999. The increase was primarily due to a $2.1 billion increase in average managed loans over the comparable period in 1999.

     Managed net interest margin was 13.2% for the three-month period ended March 31, 2000, compared to 14.4% for the same period in 1999. The first quarter of 2000 net interest margin was negatively impacted by the 50 basis point increases made by the Federal Reserve during the quarter and the addition of 380,000 new accounts in the quarter. As these accounts have zero balances when they are opened the Company does not earn interest on these receivables until the accounts begin to revolve after their first billing cycle. The decrease in the net interest margin from the first quarter of 1999 is primarily due to an unusually high margin in the first quarter of 1999 due to the Company's repricing of the PNC portfolio and approximately 25 percent of the Metris core portfolio late in 1998. Financing costs as a percent of borrowings for the first quarter of 2000 were 6.8%, compared with 5.9% in the same period of 1999.

     The following table provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three-month periods ended March 31, 2000 and 1999:

Analysis of Average Balances, Interest and Average Yields and Rates

                                                       Three Months Ended March 31,
                                                 2000                                1999
                                -----------------------------------   -----------------------------------
                                   Average                   Yield/     Average                   Yield/
                                   Balance       Interest     Rate      Balance       Interest     Rate
                                   -------       --------     ----      -------       --------     ----
(Dollars in thousands)
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold ..........   $    96,684    $     1,369     5.7%   $    31,272    $       207    2.7%
Short-term investments ......        81,136          1,073     5.3%        34,211            379    4.5%
Credit card loans and
 retained interests in loans
 securitized ................     1,959,196         95,359    19.6%       823,757         41,277   20.3%
                                -----------    -----------     ---    -----------    -----------    ---
Total interest-earning assets   $ 2,137,016    $    97,801    18.4%   $   889,240    $    41,863   19.1%

Other assets ................       734,239             --      --        586,818             --     --
Allowances for loan losses ..      (649,654)            --      --       (440,116)            --     --
                                -----------                           -----------
   Total assets .............   $ 2,221,601             --      --    $ 1,035,942             --     --
                                ===========                           ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits ....................   $   882,149    $    13,742     6.3%   $     5,278    $        61    4.7%
Debt ........................       352,899         10,366    11.8%       384,010          9,314    9.8%
                                -----------    -----------     ---    -----------    -----------    ---
Total interest-bearing
   liabilities ..............   $ 1,235,048    $    24,108     7.9%   $   389,288    $     9,375    9.8%

Other liabilities ...........       332,276             --      --        198,472             --     --
                                -----------                           -----------
Total liabilities ...........     1,567,324             --      --        587,760             --     --
Stockholders' equity ........       654,277             --      --        448,182             --     --
                                -----------                           -----------
Total liabilities and equity    $ 2,221,601             --      --    $ 1,035,942             --     --
                                ===========                           ===========
Net interest income and
   interest margin (1) ......          --      $    73,693    13.9%            --    $    32,488   14.8%
Net interest rate spread (2)           --               --    10.5%            --             --    9.3%

Managed Basis
Credit card loans ...........   $ 7,352,396    $   357,060    19.5%   $ 5,245,017    $   256,443   19.8%
Total interest-earning assets     7,530,216        359,502    19.2%     5,310,500        257,029   19.6%
Total interest-bearing
   liabilities ..............     6,628,248        112,529     6.8%     4,710,548         68,627    5.9%
Net interest income and
   interest margin (1) ......            --    $   246,973    13.2%            --    $   188,402   14.4%
Net interest rate spread (2).            --             --    12.4%            --             --   13.7%


(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

Other Operating Income

     Other operating income contributes substantially to our results of operations, representing 77% of owned revenues for the three-month period ended March 31, 2000. The following table presents other operating income on an owned basis:

                                                        Three Months Ended
                                                             March 31,
(Dollars in thousands)                                   2000       1999
                                                         ----       ----
Other Operating Income:
Net securitization and credit card
   servicing income ................................   $131,059   $ 76,998
Credit card fees, interchange and other
   credit card income ..............................     50,797     21,309
Fee-based services revenues ........................     59,616     38,694
                                                       --------   --------
   Total ...........................................   $241,472   $137,001
                                                       ========   ========

     Other operating income increased $104.5 million for the three-month period ended March 31, 2000, over the comparable period in 1999. This increase is primarily due to the $54.1 million increase in income generated from net securitization and credit card servicing income as a result of the increase in average managed loans. For the three-month period ended March 31, 2000, credit card fees, interchange and other credit card income increased $29.5 million over the comparable period in 1999. This increase was primarily due to the growth in total accounts and loans in the managed credit card portfolio. The increases in these two lines also include the favorable impact of $12.1 million related to the operational policy change in the billing of overlimit fees. Previously we charged a customer an overlimit fee at the time the customer statement was generated. Our new policy is to charge the overlimit fee at the time the customer's account exceeds the credit limit.

     Additionally, fee-based services revenues increased by $20.9 million for the three-month period ended March 31, 2000. This increase reflects the strong sales of our debt waiver product and the increase in membership program revenues resulting from increased account penetration for membership programs and additional product offers to third-party partner's cardholders.

Other Operating Expense

                                              Three Months Ended
                                                   March 31,
(Dollars in thousands)                         2000       1999
                                               ----       ----
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses ..   $ 32,142   $ 24,103
Employee compensation ...................     43,772     23,318
Data processing services and
communications ..........................     17,397     10,282
Third-party servicing expense ...........      3,228      3,646
Warranty and debt waiver underwriting and
   claims servicing expense .............      6,732      3,980
Credit card fraud losses ................      2,141      1,263
Customer base intangible amortization ...      4,967     10,365
Other ...................................     29,744     17,863
                                            --------   --------
   Total ................................   $140,123   $ 94,820
                                            ========   ========


     Total other operating expenses for the three-month period ended March 31, 2000, increased $45.3 million over the comparable period in 1999, largely due to costs associated with the growth of our business activities. Employee compensation increased $20.5 million for the three-month period ended March 31, 2000, due to increased staffing needs to support the increase in credit card accounts and fee-based services active member growth. Other expenses increased $11.9 million for the three-month period ended March 31, 2000, due to increased fees associated with increased credit card volume and higher professional fees. Also, credit card account and other product solicitation and marketing expenses increased $8.0 million over the comparable period in 1999, largely due to the increase in fee-based marketing activity and additional costs associated with our credit card marketing activity which resulted in over 380,000 new credit card accounts.

Income Taxes

     Our provision for income taxes includes both federal and state income taxes. Applicable income tax expense was $31.7 million for the three-month period ended March 31, 2000, compared to $13.7 million for the same period in 1999. This tax expense represents an effective tax rate of 38.8% for the three-month periods ended March 31, 2000 and 1999.

Asset Quality

     Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts. At March 31, 2000, 60% of managed accounts and 50% of managed loans were less than 36 months old.

     For the quarter ended March 31, 2000, our managed net charge-off ratio was 9.8% compared to 9.4% for the quarter ended March 31, 1999. Without the impact of purchase accounting related to acquired portfolios, the charge-off rate was 10.2% for the three month period ended March 31, 2000, compared to 10.8% for the same period of 1999. Our charge-offs have been stable, with losses between 9.9% and 11% for the last nine quarters. We believe, consistent with our statistical models and other credit analysis, that this rate will continue to fluctuate in this range over the next few quarters.

     We use credit line analyses, account management and customer transaction authorization procedures to minimize loan losses. Our risk models determine initial credit lines at the time of solicitation and generally result in lower credit lines than the industry average. Credit lines are managed on an ongoing basis and are adjusted based on customer usage and payment patterns. Customer accounts are continually monitored to maximize profitability. Appropriate collection activities are initiated when an account is delinquent or overlimit.

Delinquencies

     Delinquencies not only have the potential to affect earnings in the form of net loan losses, but are also costly in terms of the personnel and other resources dedicated to their resolution. We monitor delinquency levels on a managed basis, since delinquency on either an owned or managed basis subjects us to credit loss exposure. A credit card account is contractually delinquent if we do not receive the minimum payment by the specified date on the cardholder's statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until we charge off the account and all related loans, interest and other fees. The following table presents the delinquency trends of our credit card loan portfolio on a managed portfolio basis:


Managed Loan Delinquency

                             March 31,     % of    December 31,    % of    March 31,     % of
                               2000        Total      1999         Total     1999        Total
                               ----        -----      ----         -----     ----        -----
(Dollars in thousands)
Managed loan portfolio ..   $7,371,666      100%   $7,281,322      100%   $5,112,867      100%
Loans contractually
delinquent:
     30 to 59 days ......      169,403      2.3%      168,882      2.3%      122,360      2.4%
     60 to 89 days ......      127,872      1.7%      117,740      1.6%       98,727      1.9%
     90 or more days ....      267,251      3.7%      270,092      3.7%      187,195      3.7%
                            ----------    -----    ----------    -----    ----------    -----
       Total ............   $  564,526      7.7%   $  556,714      7.6%   $  408,282      8.0%
                            ==========    =====    ==========    =====    ==========    =====

     The above numbers reflect the continued seasoning of our managed loan portfolio. Without the impact of purchase accounting related to acquired portfolios, delinquency rates would have been 7.7%, 7.8% and 8.3%, respectively. We intend to continue to focus our resources on our collection efforts to minimize the negative impact to net loan losses that results from increased delinquency levels.

Net Charge-Offs

     Net charge-offs include the principal amount of losses from cardholders unwilling or unable to pay their loan balances, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged against the related income at the time of charge-off.

     During the quarter ended March 31, 2000, we changed our policy for secured card accounts to charge off accounts 120 days contractually delinquent. Prior to this quarter our charge-off policy for secured card accounts was the same as our overall charge-off policy, which is to charge off accounts 180 days contractually delinquent. This change was made based on our experience that secured card customers who are 120 days delinquent more closely resemble recovery accounts. The following charge-off amounts on an owned and managed basis reflect the $1.2 million charge-off related to this policy change for the three months ended March 31, 2000.

     The following table presents our net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:

                                                     Three Months Ended
                                                          March 31,
                                                     2000          1999
                                                     ----          ----
(Dollars in thousands)
Owned basis:
     Average loans and retained interests in
     loans securitized outstanding ............   $1,959,196    $  823,757
     Net charge-offs ..........................       47,573        18,894
     Net charge-offs as a percentage of average
        loans outstanding (1) .................          9.8%          9.3%
                                                  ==========    ==========

Managed basis:

     Average loans outstanding ................   $7,352,396    $5,245,017
     Net charge-offs ..........................      178,409       121,453
     Net charge-offs as a percentage of average
        loans outstanding(1) ..................          9.8%          9.4%
                                                  ==========    ==========
(1)      Annualized

Provision and Allowance for Loan Losses

     We maintain an allowance for loan losses for both owned loans and the retained interest in loans securitized. The portion allocated to the retained interest in loans securitized represents our estimate of a valuation adjustment to report this asset in accordance with SFAS 125. For securitized loans, anticipated losses and related provisions for loan losses are reflected in the calculations of net securitization and credit card servicing income. We make provisions for loan losses in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing loan portfolio.

     The provision for loan losses on a managed basis for the three month period ended March 31, 2000, totaled $204.5 million compared to a provision of $178.8 million for the three-month period ended March 31, 1999. The increase for the three month period ended March 31, 2000, as compared to the three-month period ended March 31, 1999, is primarily reflective of the increase in loans. The following table presents the change in our allowance for loan losses and other ratios for the periods presented:

Analysis of Allowance for Loan Losses

                                  Three Months Ended
                                       March 31,
                                    2000      1999
                                    ----      ----

(Dollars in thousands)
Managed Basis:
Balance at beginning of period   $619,028   $393,283
Provision for loan losses ....    204,470    178,842
Loans charged off ............    193,490    128,163
Recoveries ...................     15,081      6,710
                                 --------   --------
Net loan charge-offs .........    178,409    121,453
                                 --------   --------
Balance at end of period .....   $645,089   $450,672
                                 ========   ========

Ending allowance as a percent
   of loans ..................        8.8%       8.8%
                                 ========   ========


Derivatives Activities

     We use derivative financial instruments for the purpose of managing our exposure to interest rate risks. We have a number of procedures in place to monitor and control both market and credit risk from these derivatives activities. Our senior management approves all derivatives strategies and transactions.

Liquidity, Funding and Capital Resources

     One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Because the pricing and maturing characteristics of our assets and liabilities change, liquidity management is a dynamic process, affected by changes in short- and long-term interest rates. We use a variety of financing sources to manage liquidity, refunding and interest rate risks.

     We finance the growth of our credit card loan portfolio through cash flow from operations, asset securitization, bank loans, subsidiary bank deposits, long-term debt issuance, and equity issuance.

     At March 31, 2000 and 1999, we had received cumulative net proceeds of approximately $5.2 billion and $4.3 billion, respectively, from sales of credit card loans to the trust and conduits. We used cash generated from these transactions to fund credit card loan portfolio growth and reduce borrowings.. We rely upon the securitization of our credit card loans to fund portfolio growth. To date, we have completed securitization transactions on terms that we believe are satisfactory. Our ability to securitize our assets depends on the favorable investor demand and legal, regulatory and tax conditions for securitization transactions, as well as continued favorable performance of our securitized portfolio of receivables. Any adverse change could force us to rely on other potentially more expensive funding sources, and in the worst case scenario, could create liquidity risks if other funding is unavailable or significantly limit our ability to grow.

     We have a $200 million, three-year revolving credit facility and a $100 million, five-year term loan, collectively (the "credit facilities") with a syndicate of banks and money market mutual funds. These credit facilities became effective upon the spin off from Fingerhut on September 25, 1998. At March 31, 2000, we were in compliance with all financial covenants under these credit facilities. At March 31, 2000, and December 31, 1999, we had $100 million of outstanding borrowings under the credit facilities.

     During the second quarter of 1999, we issued $150 million of 10.125% Senior Notes due 2006. In November 1997, we issued and sold $100 million of 10% Senior Notes due 2004. The Senior Notes are guaranteed on the same basis as the Senior Notes due 2006.

     On November 13, 1998, we sold $200 million in Series B Perpetual Convertible Preferred Stock and $100 million in 12% Senior Notes due 2006 to affiliates of the Thomas H. Lee Company. We also issued 7.5 million ten-year warrants to purchase shares of the Company's common stock for $15, subject to adjustment in certain circumstances. The Series B Preferred had a 12.5% dividend payable in additional shares of Series B Preferred for ten years, then converting to payable in cash.

     On March 12, 1999, shareholders approved conversion of the Series B Preferred and 12% Senior Notes into Series C Perpetual Convertible Preferred stock. On May 28, 1999, notice was received that there was no regulatory objection to the conversion to the Series C Preferred, and the Series B Preferred and the 12% Senior Notes were converted into 0.8 million shares of Series C Preferred and the warrants were canceled. The Series C Preferred has a 9% dividend payable in additional shares of Series C Preferred and will also receive any dividends paid on the Company's common stock on a converted basis. The cumulative payment-in-kind dividends are effectively guaranteed for a seven-year period. Assuming conversion of the Series C Preferred into common stock had occurred in the first quarter of 2000, the Lee Company would have owned approximately 32% of the Company on a diluted basis.

     As the portfolio of credit card loans grows our funding needs will increase accordingly. We believe that our cash flow from operations, asset securitization, long term debt, subsidiary bank deposits, bank loans and equity will provide us with adequate liquidity for meeting anticipated cash needs, although no assurance can be given to that effect.

Newly Issued Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. It requires enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are evaluating the financial impact the adoption of this statement will have on our financial statements.

Forward-Looking Statements

     This quarterly report contains some forward-looking statements. Forward-looking statements give our current expectations of future events. You will recognize these statements because they do not strictly relate to historical or current facts. Such statements may use words such as "anticipate," "estimate," "expect," "project," "intend," "think," "believe" and other words or terms of similar meaning in connection with any discussion of future performance of the Company. For example, these include statements relating to future actions, future performance of current or anticipated products, solicitation efforts, expenses, the outcome of contingencies such as litigation, and the impact of the capital markets on liquidity. From time to time, we also may provide oral or written forward-looking statements in other material released to the public.

     Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors, which can not be predicted with certainty, will be important in determining future results. Among such factors are our limited operating history as a stand alone entity, our limited experience in originating and servicing credit card accounts, the lack of seasoning of our credit card accounts which renders predictability of delinquencies more difficult, higher default and bankruptcy rates of our target market of moderate-income consumers, interest rate risks, risks associated with acquired portfolios, dependence on the securitization markets and other funding sources, state and federal laws and regulations, and general economic conditions that can have a major impact on the performance of loans. Each of these factors and others are more fully discussed under the caption "Business--Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. As a result of these factors, we cannot guarantee any forward-looking statements. Actual future results may vary materially. Also, please note that the factors we provide are those we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here or in our 10-K for the year ended December 31, 1999, could also adversely affect us.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is due to changes in interest rates. This affects us directly in our lending and borrowing activities, as well as indirectly as interest rates may impact the payment performance of our cardholders.

     To manage our direct risk to market interest rates, management actively monitors the interest rates and the interest sensitive components of our owned and managed balance sheet to minimize the impact changes in interest rates have on the fair value of assets, net income and cash flow. We seek to minimize the impact of changes in interest rates on us primarily by matching asset and liability repricings.

     Our primary owned and managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime Rate. Retained interests in loans securitized and loans held for securitization are funded through a combination of cash flow from operations, subsidiary bank deposits, our $300 million bank credit facilities, $250 million in senior notes, and equity issuance. Our securitized loans are owned by a trust and bank-sponsored multiseller receivables conduits, which have committed funding indexed to variable commercial paper rates, as well as term funding which is either directly indexed to LIBOR or at fixed rates. The $300 million bank credit facilities have pricing that is indexed to the variable London Interbank Offered Rate ("LIBOR") or a Prime Rate. At March 31, 2000, approximately 13.8% of the trust and conduit funding of securitized receivables was funded with fixed-rate certificates.

     Including the impact of interest rate derivative transactions with the trust and conduit funding, in an interest rate environment with rates significantly below current rates, 86% of the funding for the securitized loan portfolio is indexed to floating commercial paper and LIBOR rates. In an interest rate environment with rates significantly above current rates, the potentially negative impact on earnings of higher interest expense is mitigated by the fixed rate funding and interest rate cap contracts.

     The approach used by management to quantify interest rate risk is a sensitivity analysis which management believes best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points. Assuming no counteractive measures by management, a 200 basis point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, will result in an increase in net income of approximately $12.0 million relative to a base case over the next 12 months; while a decrease of 200 basis points will result in a reduction in net income of approximately $24.8 million. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our cardholders. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

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

Item 3.    Defaults Upon Senior Securities
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           Not applicable

Item 5.    Other Information
           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                4.1 First Supplemental Indenture, dated as of February 28, 2000, among the Company, the Guarantors named therein and The Bank of New York.

                4.2 Second Supplemental Indenture, dated as of February 28, 2000, among the Company, the Guarantors named therein and Bank One Trust Company, N.A.

                11.   Computation of Earnings Per Share.

                27.   Financial Data Schedule.


           (b)  Reports on Form 8-K:
                Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              METRIS COMPANIES INC.


Signature                         Title                              Date
---------                         -----                              ----

Principal financial officer:      Executive Vice President,          May 9, 2000
                                  Chief Financial Officer
/s/ David D. Wesselink
----------------------
David D. Wesselink


Principal accounting officer:     Sr. Vice President, Finance,       May 9, 2000
                                  Corporate Controller

/s/ Jean C. Benson
------------------
Jean C. Benson