Form 10-Q
period 2000-06-30
METRIS COMPANIES INC
filed 2000-08-11
CIK 1021061

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended                     June 30, 2000

                                       or

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

                Yes   X                                   No _____
                    -----

As of July 31, 2000, 60,739,577 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                  June 30, 2000

                                                                            Page

PART I.           FINANCIAL INFORMATION

         Item 1.      Consolidated Financial Statements (unaudited):
                             Consolidated Balance Sheets.......................3
                             Consolidated Statements of Income.................4
                             Consolidated Statements of Changes in
                                      Stockholders' Equity.....................6
                             Consolidated Statements of Cash Flows.............7
                             Notes to Consolidated Financial Statements........8

         Item 2.      Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations.......................................25

         Item 3.      Quantitative and Qualitative Disclosures
                             About Market Risk................................37


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................39

         Item 2. Changes in Securities........................................39

         Item 3. Defaults Upon Senior Securities..............................39

         Item 4. Submission of Matters to a Vote of Security Holders..........39

         Item 5. Other Information............................................40

         Item 6. Exhibits and Reports on Form 8-K.............................40

                 Signatures...................................................41

                          Part I. Financial Information

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per-share data) (Unaudited)

                                                                                June 30,   December 31,
                                                                                 2000         1999
                                                                                 ----         ----
Assets:
Cash and due from banks ...................................................   $   39,271   $   28,505
Federal funds sold ........................................................      203,346      118,962
Short-term investments ....................................................       42,858       46,966
                                                                              ----------   ----------
Cash and cash equivalents .................................................      285,475      194,433
                                                                              ----------   ----------
Retained interests in loans securitized ...................................    1,815,047    1,617,226
Less:  Allowance for loan losses ..........................................      600,216      606,853
                                                                              ----------   ----------
Net retained interests in loans securitized ...............................    1,214,831    1,010,373
                                                                              ----------   ----------
Credit card loans (net of allowance for loan
     losses of $76,905 and $12,175, respectively) .........................      466,931      133,608
Property and equipment, net ...............................................       93,185       56,914
Accrued interest and fees receivable ......................................       23,814       17,704
Prepaid expenses and deferred charges .....................................       85,975       57,371
Deferred income taxes .....................................................      200,888      185,613
Customer base intangible ..................................................       73,463       83,809
Other receivables due from credit card
      securitizations, net ................................................      185,833      243,978
Other assets ..............................................................       82,222       61,279
                                                                              ----------   ----------
     Total assets .........................................................   $2,712,617   $2,045,082
                                                                              ==========   ==========
Liabilities:
Deposits ..................................................................   $1,244,973   $  775,381
Debt ......................................................................      345,456      345,012
Accounts payable ..........................................................       74,538       45,850
Current income taxes payable ..............................................       14,884       22,969
Deferred income ...........................................................      220,020      171,666
Accrued expenses and other liabilities ....................................       57,928       60,403
                                                                              ----------   ----------
     Total liabilities ....................................................    1,957,799    1,421,281
                                                                              ----------   ----------
Stockholders' Equity:
Convertible preferred stock - Series C, par
     value $.01 per share; 10,000,000
     shares authorized, 925,459 and 885,178
     shares issued and outstanding, respectively...........................      344,733      329,729

Common stock, par value $.01 per share;
     100,000,000 shares authorized, 60,398,982
     and 57,919,433 shares issued and outstanding, respectively............          604          386
Paid-in capital ...........................................................      164,470      130,772
Retained earnings .........................................................      245,011      162,914
                                                                              ----------   ----------
     Total stockholders' equity ...........................................      754,818      623,801
                                                                              ----------   ----------
     Total liabilities and stockholders' equity ...........................   $2,712,617   $2,045,082
                                                                              ==========   ==========


                          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per-share data) (Unaudited)


                                                         Three Months Ended        Six Months Ended
                                                              June 30,                  June 30,

                                                         2000         1999         2000       1999
                                                         ----         ----         ----       ----
Interest Income:
Credit card loans and retained
     interests in loans securitized ...............   $ 113,168    $  40,835    $ 208,527   $  82,112
Federal funds sold ................................       1,727        2,268        3,096       2,475
Other .............................................         864          433        1,937         812
                                                      ---------    ---------    ---------   ---------
Total interest income .............................     115,759       43,536      213,560      85,399
Interest expense ..................................      10,476        7,499       20,842      16,812
Deposit interest expense ..........................      18,306        2,562       32,048       2,624
                                                      ---------    ---------    ---------   ---------
Total interest expense ............................      28,782       10,061       52,890      19,436
Net Interest Income ...............................      86,977       33,475      160,670      65,963
Provision for loan losses .........................      98,215       15,764      186,008      55,073
                                                      ---------    ---------    ---------   ---------
Net Interest (Loss) Income After Provision
     for Loan Losses...............................     (11,238)      17,711      (25,338)     10,890
                                                      ---------    ---------    ---------   ---------
Other Operating Income:
Net securitization and credit card
     servicing income .............................     120,509       74,081      251,568     151,079
Credit card fees, interchange and
     other credit card income .....................      53,530       23,920      104,327      45,229
Enhancement services revenues .....................      63,984       40,151      123,600      78,845
                                                      ---------    ---------    ---------   ---------
                                                        238,023      138,152      479,495     275,153
                                                      ---------    ---------    ---------   ---------
Other Operating Expense:
Credit card account and other product
     solicitation and marketing expenses...........      36,316       27,635       68,458      51,738
Employee compensation .............................      42,782       27,599       86,554      50,917
Data processing services and communications .......      17,590       12,329       34,987      22,611
Third-party servicing expense .....................       3,229        4,279        6,457       7,925
Warranty and debt waiver underwriting
     and claims servicing expense .................       6,760        4,484       13,492       8,464
Credit card fraud losses ..........................       2,431          850        4,572       2,113
Customer base intangible amortization .............       5,225        7,767       10,192      18,132
Other .............................................      33,834       23,125       63,578      40,988
                                                      ---------    ---------    ---------   ---------
                                                        148,167      108,068      288,290     202,888
                                                      ---------    ---------    ---------   ---------
Income Before Income Taxes, Extraordinary
     Loss and Cumulative Effect of
     Accounting Change.............................      78,618       47,795      165,867      83,155
Income taxes ......................................      30,338       19,293       64,191      33,013
                                                      ---------    ---------    ---------   ---------
Income Before Extraordinary Loss and
     Cumulative Effect of Accounting Change........      48,280       28,502      101,676      50,142
Extraordinary loss from early
     extinguishment of debt .......................          --       50,808           --      50,808
Cumulative effect of accounting change (net
     of income taxes of $2,180) ...................         --           --        3,438          --
                                                      ---------    ---------    ---------   ---------
Net Income (Loss) .................................      48,280      (22,306)      98,238        (666)
Preferred stock dividends-Series B ................          --        2,981           --       7,506
Convertible preferred stock
     dividends-Series C ...........................       7,770        2,467       15,368       2,467
Adjustment for the retirement of
     Series B preferred stock .....................          --      101,615           --     101,615
                                                      ---------    ---------    ---------   ---------
Net Income (Loss) Applicable To Common
      Stockholders ................................   $  40,510    $(129,369)   $  82,870   $(112,254)
                                                      =========    =========    =========   =========




                                                    Three Months Ended           Six Months Ended
                                                        June 30,                     June 30,
                                                        --------                     --------
                                                  2000          1999            2000           1999
                                                  ----          ----            ----           ----
Earnings per share:
     Basic-income (loss) before
         extraordinary loss and cumulative
         effect of accounting change .......   $     0.69   $    (1.36)     $      1.48   $     (1.06)
     Basic-extraordinary loss ..............         --          (0.88)              --         (0.88)
     Basic-cumulative effect of accounting
         change ............................           --           --            (0.06)           --
     Basic-net income (loss) ...............         0.69        (2.24)            1.42         (1.94)
     Diluted-income (loss) before
         extraordinary loss and cumulative
         effect of accounting change .......         0.53        (1.36)            1.12         (1.06)
     Diluted-extraordinary loss ............           --        (0.88)              --         (0.88)
     Diluted-cumulative effect of accounting
         change ............................           --           --            (0.04)           --
     Diluted-net income (loss) .............         0.53        (2.24)            1.08         (1.94)
Shares used to compute earnings per share:
Basic ......................................       58,838       57,856           58,400        57,822
Diluted ....................................       91,568       57,856           91,118        57,822

                           See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands) (Unaudited)


                                                                                       Total
                                  Preferred     Common      Paid-in      Retained   Stockholders'
                                    Stock        Stock      Capital      Earnings      Equity
                                    -----        -----      -------      --------      ------

BALANCE AT DECEMBER 31, 1998 ..   $ 201,100    $     193   $ 107,615    $ 124,074    $ 432,982
     Net loss .................          --           --          --         (666)        (666)
     Issuance of common stock
         under employee
         benefit plans ........          --           --       1,368           --        1,368
     Cash dividends and other..          --           --          --         (548)        (548)
     Retirement of preferred
         stock - Series B .....    (208,606)          --    (101,615)          --     (310,221)
     Issuance of preferred
         stock - Series C .....     312,910           --     122,369           --      435,279
     June 1999 two-for-one
         stock split ..........          --          193        (193)          --           --
     Preferred dividends in
         kind - Series B ......       7,506           --          --       (7,506)          --
     Preferred dividends in
         kind - Series C ......       2,467           --          --       (2,467)          --
                                  ---------    ---------   ---------    ---------    ---------
BALANCE AT JUNE 30, 1999 ......   $ 315,377    $     386   $ 129,544    $ 112,887    $ 558,194
                                  =========    =========   =========    =========    =========


BALANCE AT DECEMBER 31, 1999 ..   $ 329,729    $     386   $ 130,772    $ 162,914    $ 623,801
     Net income ...............          --           --          --       98,238       98,238
     Issuance of common stock
         under employee benefit
         plans ................          --           17      33,899           --       33,916
     Cash dividends ...........          --           --          --       (1,137)      (1,137)
     June 2000 three-for-two
         stock split ..........          --          201        (201)          --           --
     Preferred dividends in
         kind - Series C ......      15,004           --          --      (15,004)          --
                                  ---------    ---------   ---------    ---------    ---------
BALANCE AT JUNE 30, 2000 ......   $ 344,733    $     604   $ 164,470    $ 245,011    $ 754,818
                                  =========    =========   =========    =========    =========


                      See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

                                                           Six Months Ended
                                                               June 30,

                                                          2000          1999
                                                          ----          ----

Operating Activities:

Net income (loss) ...............................   $    98,238    $      (666)
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Extraordinary loss from early extinguishment
         of debt ................................          --           50,808
     Cumulative effect of accounting change .....         3,438           --
     Depreciation and amortization ..............        37,137         38,892
     Change in allowance for loan losses ........        58,093         81,745
     Changes in operating assets and liabilities:
         Accrued interest and fees receivable ...        (6,110)        (4,637)
         Prepaid expenses and deferred charges ..       (39,996)       (18,279)
         Deferred income taxes ..................       (15,275)       (42,139)
         Other receivables due from credit card
              securitizations, net ..............        54,198          9,780
         Accounts payable and accrued expenses ..        26,213         43,997
         Current income taxes payable ...........        (8,085)       (30,776)
         Deferred income ........................        44,916         14,428
         Other ..................................       (27,848)       (20,087)
                                                    -----------    -----------
Net cash provided by operating activities .......       224,919        123,066
                                                    -----------    -----------

Investing Activities:

Proceeds from repayments of securitized loans ...       (34,075)       746,270
Net loans originated or collected ...............      (561,449)       (11,331)
Credit card portfolio acquisition ...............          --       (1,156,673)
Additions to premises and equipment .............       (41,168)        (8,558)
                                                    -----------    -----------
Net cash used in investing activities ...........      (636,692)      (430,292)
                                                    -----------    -----------

Financing Activities:

Net increase in short-term borrowings ...........           444         29,000
Net increase in deposits ........................       469,592        315,373
Cash dividends paid .............................        (1,137)          (551)
Increase in common equity .......................        33,916          1,368
                                                    -----------    -----------
Net cash provided by financing activities .......       502,815        345,190
                                                    -----------    -----------
Net increase in cash and cash equivalents .......        91,042         37,964
Cash and cash equivalents at beginning of period        194,433         37,347
                                                    -----------    -----------
Cash and cash equivalents at end of period ......   $   285,475    $    75,311
                                                    ===========    ===========


          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries, the "Company," including Direct Merchants Credit Card Bank, N.A., which may be referred to as "we," "us" and "our." The Company is an information-based direct marketer of consumer credit products and enhancement services primarily to moderate-income consumers.

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

Stock Split

     The Company completed a three-for-two stock split effected in the form of a 50% stock dividend distributed on June 15, 2000. All share and per-share information reflects this stock split.

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

Securitization, Retained Interests in Loans Securitized and
   Securitization Income

     We securitize and publicly and privately sell a significant portion of our credit card loans to investors through the Metris Master Trust and third-party, multi-seller receivables conduits. We retain participating interests in the credit card loans under "Retained interests in loans securitized" on the consolidated balance sheets. A portion of our retained interests in loans securitized are subordinate to the interests of investors in the trust and conduit portfolios. Although we continue to service the securitized credit card accounts and maintain the customer relationships, we treat these transactions as sales for financial reporting purposes and do not reflect the associated loans on our consolidated balance sheets.

     We have recorded the sales of these loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Upon sale, we remove the sold credit card loans from the balance sheet and initially measure the related financial and servicing assets controlled and liabilities incurred at fair value, if practicable. SFAS 125 also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer.

     The securitization and sale of credit card loans changes our interest in such loans from lender to servicer, with a corresponding change in how revenue is reported in the statements of income. For securitized and sold credit card loans, amounts that otherwise would have been recorded as interest income, interest expense, fee income and provision for loan losses are instead reported in other operating income as "Net securitization and credit card servicing income." We have various receivables from the trust or conduits and other assets as a result of securitizations, including: amounts deposited in accounts held by the trust for the benefit of the trust's security holders; amounts due from interest rate caps, swaps and floors; accrued interest and fees on the securitized receivables; servicing fee receivables; and various other receivables. These amounts are reported as "Other receivables due from credit card securitizations, net" on the consolidated balance sheets. The provision for loan losses reflected on the statements of income in "Net securitization and credit card servicing income" was $114.4 million and $231.1 million for the three- and six-month periods ended June 30, 2000, respectively, compared to $123.3 million and $262.9 million for the same periods of 1999.

     We make provisions for loan losses in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing loan portfolio, effectively reducing our retained interests in loans securitized to fair value.

Statements of Cash Flows

     Cash paid for interest during the six-month periods ended June 30, 2000 and 1999, was $40.1 million and $10.1 million, respectively. Cash paid for income taxes for the same periods was $70.3 million and $105.5 million, respectively.

Earnings Per Share

     The following table presents the computation of basic and diluted weighted average shares used in the per-share calculations:

                                                    Three Months Ended         Six Months Ended
                                                         June 30,                  June 30,
                                                         --------                  --------
                                                     2000         1999        2000         1999
                                                     ----         ----        ----         ----
(In thousands, except per-share amounts)
Income before extraordinary loss and
     cumulative effect of accounting change ...   $  48,280   $  28,502    $ 101,676    $  50,142
Preferred dividends - Series B ................          --       2,981           --        7,506
Preferred dividends - Series C ................       7,770       2,467       15,368        2,467
Adjustment for the retirement of Series B
     preferred stock ..........................          --     101,615           --      101,615
                                                  ---------   ---------    ---------    ---------
Net income (loss) applicable to common
     stockholders before extraordinary loss
     and cumulative effect of accounting
     change ...................................      40,510     (78,561)      86,308      (61,446)
Extraordinary loss from the early
     extinguishment of debt ...................          --      50,808           --       50,808
Cumulative effect of accounting change, net ...          --          --        3,438           --
                                                  ---------   ---------    ---------    ---------
Net income (loss) applicable to common
     stockholders .............................   $  40,510   $(129,369)   $  82,870    $(112,254)
                                                  =========   =========    =========    =========

Weighted average common shares outstanding ....      58,838      57,856       58,400       57,822
Adjustments for dilutive securities:
Assumed exercise of outstanding stock
     options ..................................       3,566          --        3,554           --
Assumed conversion of convertible preferred
     stock ....................................      29,164          --       29,164           --
                                                  ---------   ---------    ---------    ---------
Diluted common shares .........................      91,568      57,856       91,118       57,822
                                                  =========   =========    =========    =========

Earnings per share:
     Basic - income (loss) before extra-
         ordinary loss and cumulative effect of
         accounting change ....................   $    0.69   $   (1.36)   $    1.48    $   (1.06)
     Basic - extraordinary loss ...............          --       (0.88)          --        (0.88)
     Basic - cumulative effect of accounting
         change ...............................          --          --        (0.06)          --
     Basic - net income (loss) ................        0.69       (2.24)        1.42        (1.94)
     Diluted - income (loss) before extra-
         ordinary loss and cumulative effect of
         accounting change ....................        0.53       (1.36)        1.12        (1.06)
     Diluted - extraordinary loss .............          --       (0.88)          --        (0.88)
     Diluted - cumulative effect of accounting
         change ...............................          --          --        (0.04)          --
     Diluted - net income (loss) ..............        0.53       (2.24)        1.08        (1.94)

Comprehensive Income

     During 1998, we adopted SFAS 130, "Reporting Comprehensive Income." This statement does not apply to our current financial results and therefore, net income equals comprehensive income.

Revenue Recognition in Financial Statements

     During the quarter ended March 31, 2000, we adopted Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" for our Debt Waiver products. This SAB formalizes the accounting for services sold where the right to a full refund exists, requiring all companies to defer recognition of revenues until the cancellation period is complete. Previously, we recognized half of the revenues in the month billed and half in the following month. We now recognize all of the revenue the month following completion of the cancellation period. This change resulted in a one-time, non-cash net charge to earnings of $3.4 million, which is reflected as a cumulative effect of accounting change in the consolidated statements of income for the six months ended June 30, 2000. Because we have applied the provisions of this SAB to our membership programs since 1998, before the SEC formulated its guidance, no adjustment was required for our membership services revenues. The proforma effect of adopting SAB 101 was immaterial for the prior year periods.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is as follows:

                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                                  --------                  --------

                                               2000         1999         2000         1999
                                               ----         ----         ----         ----
(In thousands)
Balance at beginning of period ..........   $ 645,089    $ 450,672    $ 619,028    $ 393,283
Allowance related to assets acquired, net        --         16,044         --         16,044
Provision for loan losses ...............      98,215       15,764      186,008       55,073
Provision for loan losses (1) ...........     114,387      123,347      231,064      262,880
Loans charged off .......................    (196,552)    (140,225)    (390,042)    (268,388)
Recoveries ..............................      15,982        9,426       31,063       16,136
                                            ---------    ---------    ---------    ---------
Net loans charged off ...................    (180,570)    (130,799)    (358,979)    (252,252)
                                            ---------    ---------    ---------    ---------
Balance at end of period ................   $ 677,121    $ 475,028    $ 677,121    $ 475,028
                                            =========    =========    =========    =========

(1)  Amounts are included in "Net securitization and credit card servicing income."


NOTE 4 - PRIVATE EQUITY PLACEMENT

     On November 13, 1998, we entered into agreements with affiliates of the Thomas H. Lee Company, a private equity firm, to make a total private equity investment of $300 million in the Company. The Lee Company agreed to purchase
0.8 million shares of Series C Perpetual Convertible Preferred Stock, which are convertible into common shares at a conversion price of $12.42 per common share subject to adjustment in certain circumstances. The Series C Preferred has a 9% dividend payable in additional shares of Series C Preferred and will also receive any dividends paid on the Company's common stock on a converted basis. One share of Series C Preferred Stock is convertible into 30 shares of common stock, plus a premium amount designed to guarantee a portion of seven years' worth of dividends at a 9% annual rate. For conversions this year, the premium amount would be equal to approximately 14% of those future dividends. Assuming conversion of the Series C Preferred into common stock, the Lee Company would own approximately 31% of the Company on a diluted basis at June 30, 2000. The Series C Preferred entitles the holders to elect four members to our Board of Directors. The Series C Preferred may be redeemed by us in certain circumstances after December 31, 2001, by paying 103% of the redemption price of $372.50 and any accrued dividends at the time of redemption. We also have the option to redeem the Series C Preferred after December 9, 2008, without restriction by paying the redemption price of $372.50 and any accrued dividends at the time of redemption. The acquisition of the Series C Preferred could have resulted in a "change in control" in certain of our agreements with Fingerhut. It did not because, prior to closing the transaction, we increased the change in control ownership percentage from 30 to 35 or otherwise exempted the Lee Company from the change in control provision in its agreements. Pursuant to the Indenture for the notes due 2004, if a shareholder or group obtains 35% or more of our outstanding voting stock, we must make an offer to purchase the notes. Furthermore, a "change of control" under our Credit Agreement constitutes an event of default. Accordingly, to the extent that conversion of the Series C Preferred Stock into common stock would cause one or a group of shareholders to obtain 35% or more of our outstanding voting stock, the excess shares of Series C Preferred Stock will instead be convertible into non-voting Series D Preferred Stock.

     Prior to shareholder approval and the receipt of notice that there was no regulatory objection to the Series C Preferred investment, the Lee Company agreed to purchase $200 million in Series B Perpetual Preferred Stock and $100 million in 12% Senior Notes due 2006. We also issued the Lee Company 11.25 million ten-year warrants to purchase shares of our common stock.

     On March 12, 1999, shareholders approved the conversion of the Series B Preferred and 12% Senior Notes into Series C Preferred. Notice was received on May 28, 1999, that there was no regulatory objection to the conversion to the Series C Preferred. On June 1, 1999, we extinguished the Series B Preferred and the 12% Senior Notes, and cancelled the warrants, causing a one-time, non-cash accounting adjustment. We allocated the excess of the fair value of the Series C Preferred over the carrying value of the Series B Preferred and the 12% Senior Notes at the time of the conversion to the 12% Senior Notes and the Series B Preferred based upon their initial fair values.

NOTE 5 - SEGMENTS

     We operate in two principal areas: consumer credit products and enhancement services, previously referred to as fee-based services. Our primary consumer credit products are unsecured and secured credit cards, including the Direct Merchants Bank MasterCard(R) and Visa(R). Our credit card accountholders include customers obtained from third-party lists and other customers for whom general credit bureau information is available.

     We market our enhancement services, including (i) debt waiver protection for unemployment, disability, and death; (ii) membership programs such as card registration, purchase protection and other club memberships; and (iii) third-party insurance, directly to our credit card customers and customers of third parties. We currently administer our extended service plans sold through a third-party retailer, and the customer pays the retailer directly. In addition, we develop customized targeted mailing lists from information contained in our databases for use by unaffiliated companies in their own product solicitation efforts that do not directly compete with our efforts.

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

     Our enhancement services operating segment pays a commission to our consumer credit products segment for successful marketing efforts to the consumer credit products segment's cardholders at a rate similar to those paid to our other third parties. Our enhancement services segment reports interest income and the consumer credit products segment reports interest expense at our weighted average borrowing rate for the excess cash flow generated by the enhancement services segment and used by the consumer credit products segment to fund the growth of cardholder balances.

                                  Three Months Ended June 30,
                                             2000
                                             ----
                       Consumer
                        Credit    Enhancement
                       Products    Services      Reconciliation (a)   Consolidated
                       --------    --------      ------------------   ------------
(In thousands)
Interest revenue..   $  376,022   $    2,697     $  (262,960) (b)     $  115,759
Interest expense..      122,768           --         (93,986) (c)         28,782
                     ----------   ----------     ---------------      ----------
  Net interest
    income .......      253,254        2,697        (168,974)             86,977

Other revenue ....      119,452       63,984          54,587             238,023
Total revenue ....      495,474       66,681        (208,373)            353,782

Income before
    income taxes..      138,611 (d)   42,666(d)     (102,659) (e)         78,618
Income taxes .....           --           --          30,338              30,338
Total assets .....   $7,737,289   $  150,025    $ (5,174,697)         $2,712,617

                                  Three Months Ended June 30,
                                             1999
                                             ----

                        Consumer
                         Credit        Enhancement
                        Products        Services         Reconciliation(a)  Consolidated
                        --------        --------         -----------------  ------------
(In thousands)
Interest revenue ..   $   249,740      $       913       $  (207,117)(b)   $    43,536
Interest expense ..        71,631             --             (61,570)(c)        10,061
                      -----------      -----------       --------------    -----------
  Net interest
    income ........       178,109              913          (145,547)           33,475

Other revenue .....        75,801           40,151            22,200           138,152
Total revenue .....       325,541           41,064          (184,917)          181,688

Income before
    income taxes
    and extra-
    ordinary loss..        99,864 (d)       23,031(d)        (75,100)(e)        47,795
Income taxes ......            --               --            19,293            19,293
Total assets ......   $ 6,443,038      $    82,100       $(5,186,438)(f)   $ 1,338,700



                                          Six Months Ended June 30,
                                                    2000
                                                    ----

                       Consumer
                        Credit         Enhancement
                       Products         Services      Reconciliation (a)     Consolidated
                       --------         --------      ------------------     ------------

(In thousands)

Interest revenue ..   $   735,524      $     4,902    $    (526,866) (b)     $   213,560
Interest expense ..       237,502               --         (184,612) (c)          52,890
                      -----------      -----------       --------------      -----------
  Net interest
    income ........       498,022            4,902         (342,254)             160,670

Other revenue .....       244,705          123,600          111,190              479,495
Total revenue .....       980,229          128,502         (415,676)             693,055

Income before
    income taxes and
    cumulative effect of
    accounting
    change ........       283,092 (d)       84,543 (d)     (201,768) (e)         165,867
Income taxes ......            --               --           64,191               64,191
Total assets ......   $ 7,737,289      $   150,025      $(5,174,697) (f)     $ 2,712,617


                                          Six Months Ended June 30,
                                                    1999
                                                    ----

                         Consumer
                          Credit         Enhancement
                         Products         Services       Reconciliation (a)  Consolidated
                         --------         --------       ------------------  ------------

(In thousands)
Interest revenue ..    $   506,769      $     1,760     $    (423,130) (b)   $    85,399
Interest expense ..        141,105               --          (121,669) (c)        19,436
                       -----------      -----------       ---------------    -----------

  Net interest
    income ........        365,664            1,760          (301,461)            65,963

Other revenue .....        157,727           78,845            38,581            275,153
Total revenue .....        664,496           80,605          (384,549)           360,552

Income before
    income taxes and
    extra-
    ordinary loss ..       179,785 (d)       43,943(d)       (140,573)(e)         83,155
Income taxes .......            --               --            33,013             33,013
Total assets .......   $ 6,443,038      $    82,100       $(5,186,438)(f)    $ 1,338,700


(a) The reconciliation column includes: intercompany eliminations; amounts not allocated to segments; and adjustments to the amounts reported on a managed basis to reflect the effects of securitization.

(b) The reconciliation to consolidated owned interest revenue includes the elimination of $2.7 million, $0.9 million, $4.9 million and $1.8 million of intercompany interest received by the enhancement services segment from the consumer credit products segment for the three months ended June 30, 2000 and 1999, and the six months ended June 30, 2000 and 1999, respectively.

(c) The reconciliation to consolidated owned interest expense includes the elimination of $2.7 million, $0.9 million, $4.9 million and $1.8 million of intercompany interest paid by the consumer credit products segment to the enhancement services segment for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999, respectively.

(d) Income before income taxes (and extraordinary loss and cumulative effect of accounting change) includes intercompany commissions paid by the enhancement services segment to the consumer credit products segment for successful marketing efforts to consumer credit products cardholders of $4.1 million, $0.8 million, $4.4 million and $1.5 million for the three months ended June 30, 2000 and 1999, and the six months ended June 30, 2000 and 1999, respectively.

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

NOTE 6 - SUBSEQUENT EVENT

     On July 24, 2000, we agreed to purchase Banco Popular's U.S. Bankcard program. The purchase of the credit card portfolio, which has approximately 185,000 active account relationships and approximately $180 million in receivables, is expected to close in the third quarter of 2000. Under the agreement, we will take ownership of Banco Popular's Orlando facility and retain its Orlando bankcard employees.

NOTE 7 - DEBT AND DEPOSITS

     As of June 30, 2000, we had a $200 million term revolving credit facility and a $100 million term loan (collectively the "credit facilities") with a syndicate of banks and money market mutual funds. At June 30, 2000, we were in compliance with all financial covenants under these agreements. At June 30, 2000 and December 31, 1999, we had $100 million of outstanding borrowings under the credit facilities with a weighted average interest rate of 9.1% and 8.7%, respectively.

     During July of 2000, we amended and restated our credit facilities. The amended credit facilities consist of a $170 million revolving credit facility maturing in July 2003 and a $100 million term loan maturing in September 2003 with a syndicate of banks and money market mutual funds.

     During the third quarter of 1999, we issued $150 million of 10.125% Senior Notes due 2006. The Senior Notes due 2006 are guaranteed by Metris Direct, Inc. and Metris Recovery Services, Inc. (the "Guarantors"). We also have $100 million of 10% Senior Notes due 2004 outstanding with terms and conditions, substantially similar to the Senior Notes due 2006.

     Beginning in the first quarter 1999, Direct Merchants Bank began issuing certificates of deposit in increments of $100,000. As of June 30, 2000 and December 31, 1999, $1.2 billion and $0.8 billion of CDs were outstanding, respectively, with original maturities ranging from three months to two years with fixed interest rates ranging from 5.2% to 7.4%.

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

                                                                         METRIS COMPANIES INC.
                                                               Supplemental Consolidating Balance Sheets
                                                                             June 30, 2000
                                                                        (Dollars in thousands)
                                                                              Unaudited

                                                Metris       Guarantor      Non-Guarantor
                                            Companies Inc.  Subsidiaries    Subsidiaries       Eliminations       Consolidated
                                            --------------  ------------    ------------       ------------       ------------
Assets:
Cash and cash equivalents ................   $    37,622    $     1,093     $    246,760       $          --      $   285,475
Net retained interests in loans
   securitized ...........................          (462)            --        1,215,293                  --        1,214,831
Credit card loans ........................           526             --          466,405                  --          466,931
Property and equipment, net ..............            --         47,162           46,023                  --           93,185
Prepaid expenses and deferred charges ....            --         15,219           80,223              (9,467)          85,975
Deferred income taxes ....................        (2,110)        20,555          182,443                  --          200,888
Customer base intangible .................            --             --           73,463                  --           73,463
Other receivables due from credit card
   securitizations, net ..................            13             --          185,820                  --          185,833
Other assets .............................        11,475         19,184           84,844              (9,467)         106,036
Investment in subsidiaries ...............     1,352,015      1,254,392               --          (2,606,407)              --
                                             -----------    -----------      -----------         -----------      -----------
Total assets .............................   $ 1,399,079    $ 1,357,605      $ 2,581,274         $(2,625,341)     $ 2,712,617
                                             ===========    ===========      ===========         ===========      ===========

Liabilities:
Deposits .................................   $    (1,000)   $        --      $ 1,245,973         $       --      $ 1,244,973
Debt .....................................       666,408        (65,057)        (255,895)                --          345,456
Accounts payable .........................           813         22,429           60,763             (9,467)          74,538
Current income taxes payable .............       (48,046)       (19,121)          82,051                 --           14,884
Deferred income ..........................        17,505         38,142          173,840             (9,467)         220,020
Accrued expenses and other liabilities ...         8,581         29,197           20,150                 --           57,928
                                             -----------    -----------      -----------         -----------      -----------
Total liabilities ........................       644,261          5,590        1,326,882             (18,934)      1,957,799
Total stockholders' equity ...............       754,818      1,352,015        1,254,392          (2,606,407)        754,818
                                             -----------    -----------      -----------         -----------      -----------
Total liabilities and
   stockholders' equity ..................   $ 1,399,079    $ 1,357,605      $ 2,581,274         $(2,625,341)    $ 2,712,617
                                             ===========    ===========      ===========         ===========     ===========



                                                            METRIS COMPANIES INC.
                                                   Supplemental Consolidating Balance Sheets
                                                               December 31, 1999
                                                            (Dollars in thousands)
                                                                   Unaudited

                                            Metris       Guarantor     Non-Guarantor
                                        Companies Inc.  Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                        --------------  ------------    ------------  ------------   ------------

Assets:
Cash and cash equivalents ............   $    43,619    $       309    $   150,505    $        --    $   194,433
Net retained interests in loans
   securitized .......................          (228)            --      1,010,601             --      1,010,373
Credit card loans ....................         2,570             --        131,038             --        133,608
Property and equipment, net ..........            --         33,152         23,762             --         56,914
Prepaid expenses and deferred
   charges ...........................            --         26,441         30,930             --         57,371
Deferred income taxes ................        (1,835)        25,241        162,207             --        185,613
Customer base intangible .............            --             --         83,809             --         83,809
Other receivables due from credit card
   securitizations, net ..............             5             --        243,973             --        243,978
Other assets .........................        12,951          8,488         57,544             --         78,983
Investment in subsidiaries ...........     1,184,006      1,105,992             --     (2,289,998)            --
                                         -----------    -----------    -----------    -----------    -----------
Total assets .........................   $ 1,241,088    $ 1,199,623    $ 1,894,369    $(2,289,998)   $ 2,045,082
                                         ===========    ===========    ===========    ===========    ===========

Liabilities:
Deposits .............................   $    (1,000)   $        --    $   776,381    $        --    $   775,381
Debt .................................       569,956        (82,779)      (142,165)            --        345,012
Accounts payable .....................           494         12,337         33,019             --         45,850
Current income taxes payable .........        16,183        (10,985)        17,771             --         22,969
Deferred income ......................        22,231         58,856         90,579             --        171,666
Accrued expenses and other
   liabilities .......................         9,423         38,188         12,792             --         60,403
                                         -----------    -----------    -----------    -----------    -----------
Total liabilities ....................       617,287         15,617        788,377             --      1,421,281
Total stockholders' equity ...........       623,801      1,184,006      1,105,992     (2,289,998)       623,801
                                         -----------    -----------    -----------    -----------    -----------
Total liabilities and stockholders'
   equity ............................   $ 1,241,088    $ 1,199,623    $ 1,894,369    $(2,289,998)   $ 2,045,082
                                         ===========    ===========    ===========    ===========    ===========



                                                                      METRIS COMPANIES INC.
                                                         Supplemental Consolidating Statements of Income
                                                                Three Months Ended June 30, 2000
                                                                     (Dollars in thousands)
                                                                            Unaudited

                                           Metris      Guarantor     Non-Guarantor
                                       Companies Inc. Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                       ---------------------------   ------------     ------------   ------------
Net Interest
   (Expense) Income ..................   $  (20,834)   $  (1,227)     $ 109,038       $        --      $  86,977
Provision for loan losses ............           (7)          --         98,222                --         98,215
                                          ---------    ---------      ---------         ---------       ---------
Net Interest (Expense) Income After
   Provision for Loan Losses .........      (20,827)      (1,227)        10,816                --        (11,238)
                                          ---------    ---------      ---------         ---------       ---------
Other Operating Income:
Net securitization and credit card
   servicing income ..................        2,378           24        118,107                --        120,509
Credit card fees, interchange and other
   credit card income ................       (1,649)        (238)        55,417                --         53,530
Enhancement services revenues ........           --       11,385         52,599                --         63,984
                                          ---------    ---------      ---------         ---------       ---------
                                                729       11,171        226,123                --        238,023
                                          ---------    ---------      ---------         ---------       ---------
Other Operating Expense:
Credit card account
   and other product solicitation
   and marketing expenses ............           --        2,878         33,438                --          36,316
Employee compensation ................           --       35,902          6,880                --          42,782
Data processing services and
   communications ....................           --        3,872         13,718                --          17,590
Third-party servicing expense ........           --      (22,981)        26,210                --           3,229
Warranty and debt waiver underwriting
   and claims servicing expense ......           --           24          6,736                --           6,760
Credit card fraud losses .............            1           --          2,430                --           2,431
Customer base intangible
    amortization .....................           --           --          5,225                --           5,225
Other ................................           56       15,471         18,307                --          33,834
                                          ---------    ---------      ---------         ---------       ---------
                                                 57       35,166        112,944                --         148,167
                                          ---------    ---------      ---------         ---------       ---------
(Loss) Income Before Income Taxes and
   Equity in Income of Subsidiaries ..      (20,155)     (25,222)       123,995                --          78,618

Income taxes .........................       (7,789)      (9,802)        47,929                --          30,338
Equity in income of subsidiaries .....       60,646       76,066             --          (136,712)             --
                                          ---------    ---------      ---------         ---------       ---------
Net Income ...........................    $  48,280    $  60,646      $  76,066         $(136,712)      $  48,280
                                          =========    =========      =========         =========       =========


                                                                      METRIS COMPANIES INC.
                                                         Supplemental Consolidating Statements of Income
                                                                Three Months Ended June 30, 1999
                                                                     (Dollars in thousands)
                                                                            Unaudited

                                            Metris       Guarantor     Non-Guarantor
                                        Companies Inc.  Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                        --------------  ------------    ------------   ------------    ------------
Net Interest (Expense) Income .......     $  (6,801)   $    (404)     $  40,680         $     --        $  33,475
Provision for loan losses ...........          (138)          --         15,902               --           15,764
                                         ----------   ----------      ---------        ---------        ---------
Net Interest (Expense) Income After
   Provision for Loan Losses ........        (6,663)        (404)        24,778               --           17,711
                                         ----------   ----------      ---------        ---------        ---------
Other Operating Income:
Net securitization and credit card
   servicing income .................         1,623           --         72,458               --           74,081
Credit card fees, interchange and
   other credit card income .........           319           34         23,567               --           23,920
Enhancement services revenues .......            --       11,897         28,254               --           40,151
                                         ----------   ----------      ---------        ---------        ---------
                                              1,942       11,931        124,279               --          138,152
                                         ----------   ----------      ---------        ---------        ---------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses ...............            --        9,838         17,797               --           27,635
Employee compensation ...............            --       24,904          2,695               --           27,599
Data processing services and
   communications ...................            --        1,758         10,571               --           12,329
Third-party servicing expense .......            --      (14,713)        18,992               --            4,279
Warranty and debt waiver underwriting
   and claims servicing expense .....            --          595          3,889               --            4,484
Credit card fraud losses ............             5           --            845               --              850
Customer base intangible
   amortization .....................            --           --          7,767               --            7,767
Other ...............................           848       10,340         11,937               --           23,125
                                         ----------   ----------      ---------        ---------        ---------
                                                853       32,722         74,493               --          108,068
                                         ----------   ----------      ---------        ---------        ---------
(Loss) Income Before Income Taxes,
   Equity in Income of Subsidiaries
   and Extraordinary Loss ...........        (5,574)     (21,195)        74,564               --           47,795
Income taxes ........................        (2,284)      (7,800)        29,377               --           19,293
Equity in income of subsidiaries ....        31,792       45,187             --          (76,979)              --
                                         ----------   ----------      ---------        ---------        ---------
Income  Before Extraordinary Loss ...        28,502       31,792         45,187          (76,979)          28,502
Extraordinary loss from the early
   extinguishment of debt ...........        50,808           --             --               --           50,808
                                         ----------   ----------      ---------        ---------        ---------
Net (Loss) Income ...................    $  (22,306)  $   31,792      $  45,187        $ (76,979)       $ (22,306)
                                         ==========   ==========      =========        =========        =========



                                                                      METRIS COMPANIES INC.
                                                         Supplemental Consolidating Statements of Income
                                                                  Six Months Ended June 30, 2000
                                                                     (Dollars in thousands)
                                                                            Unaudited

                                            Metris       Guarantor    Non-Guarantor
                                        Companies Inc.  Subsidiaries  Subsidiaries     Eliminations    Consolidated
                                        --------------  ------------  ------------     ------------    ------------

Net Interest (Expense) Income .........   $ (32,881)   $  (1,798)    $    195,349      $         --      $ 160,670
Provision for loan losses .............         (22)          --          186,030                --        186,008
                                          ---------    ---------     ------------    --------------      ---------
Net Interest (Expense) Income After
   Provision for Loan Losses ..........     (32,859)      (1,798)           9,319                --        (25,338)
                                          ---------    ---------     ------------    --------------      ---------
Other Operating Income:
Net securitization and credit card
   servicing income ...................       4,764           (4)         246,808                --        251,568
Credit card fees, interchange and other
   credit card income .................      (3,197)         870          106,654                --        104,327
Enhancement services revenues .........          --       27,719           95,881                --        123,600
                                          ---------    ---------     ------------    --------------      ---------
                                              1,567       28,585          449,343                --        479,495
                                          ---------    ---------     ------------    --------------      ---------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses .................          --       10,648           57,810                --         68,458
Employee compensation .................          --       70,773           15,781                --         86,554
Data processing services and
   communications .....................          --        7,551           27,436                --         34,987
Third-party servicing expense .........          --      (45,404)          51,861                --          6,457
Warranty and debt waiver underwriting
   and claims servicing expense .......          --          818           12,674                --         13,492
Credit card fraud losses ..............           3           --            4,569                --          4,572
Customer base intangible
   amortization .......................          --           --           10,192                --         10,192
Other .................................          93       33,462           30,023                --         63,578
                                          ---------    ---------     ------------    --------------      ---------
                                                 96       77,848          210,346                --        288,290
                                          ---------    ---------     ------------    --------------      ---------
(Loss) Income Before Income Taxes,
   Equity in Income of Subsidiaries
   and Cumulative Effect of
   Accounting Change ..................     (31,388)     (51,061)         248,316                --        165,867
Income taxes ..........................     (12,147)     (20,140)          96,478                --         64,191
Equity in income of subsidiaries ......     117,479      148,400               --          (265,879)            --
                                          ---------    ---------     ------------    --------------      ---------
Income Before Cumulative Effect of
   Accounting Change ..................      98,238      117,479          151,838          (265,879)       101,676
Cumulative effect of accounting
   change, net ........................          --           --            3,438                --          3,438
                                          ---------    ---------     ------------    --------------      ---------
Net Income ............................   $  98,238    $ 117,479     $    148,400    $     (265,879)     $  98,238
                                          =========    =========     ============    ==============      =========


                                                                      METRIS COMPANIES INC.
                                                         Supplemental Consolidating Statements of Income
                                                                  Six Months Ended June 30, 1999
                                                                     (Dollars in thousands)
                                                                            Unaudited

                                            Metris        Guarantor  Non-Guarantor
                                         Companies Inc. Subsidiaries Subsidiaries   Eliminations     Consolidated
                                         -------------- ------------ ------------   ------------     ------------

Net Interest (Expense) Income ..........   $ (16,168)   $    (512)      $  82,643   $         --      $  65,963
Provision for loan losses ..............         106           --          54,967             --         55,073
                                           ---------    ---------       ---------  -------------     ----------
Net Interest (Expense) Income
   After Provision for Loan
   Losses ..............................     (16,274)        (512)         27,676             --         10,890
                                           ---------    ---------       ---------  -------------     ----------
Other Operating Income:
Net securitization and credit card
   servicing income ....................       3,415           --         147,664             --        151,079
Credit card fees, interchange
   and other income ....................         541         (102)         44,790             --         45,229
Enhancement services revenues ..........          --       24,149          54,696             --         78,845
                                           ---------    ---------       ---------  -------------     ----------
                                               3,956       24,047         247,150             --        275,153
                                           ---------    ---------       ---------  -------------     ----------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses ..................          --       19,157          32,581             --         51,738
Employee compensation ..................          --       45,914           5,003             --         50,917
Data processing services and
   communications ......................          --        3,174          19,437             --         22,611
Third-party servicing expenses .........          --      (30,529)         38,454             --          7,925
Warranty and debt waiver underwriting
   and claims servicing expenses .......          --        1,942           6,522             --          8,464
Credit card fraud losses ...............           8           --           2,105             --          2,113
Customer base intangible
   amortization ........................          --           --          18,132             --         18,132
Other ..................................       1,248       19,763          19,977             --         40,988
                                           ---------    ---------       ---------  -------------     ----------
                                               1,256       59,421         142,211             --        202,888
                                           ---------    ---------       ---------  -------------     ----------
(Loss) Income Before Income Taxes,
   Equity in Income of Subsidiaries
   and Extraordinary Loss ..............     (13,574)     (35,886)        132,615             --         83,155
Income taxes ...........................      (5,389)     (13,714)         52,116             --         33,013
Equity in income of subsidiaries .......      58,327       80,499              --       (138,826)            --
                                           ---------    ---------       ---------  -------------     ----------
Income Before Extraordinary Loss .......      50,142       58,327          80,499       (138,826)        50,142
Extraordinary loss from the early
   extinguishment of debt ..............      50,808           --              --             --         50,808
                                           ---------    ---------       ---------  -------------     ----------
Net (Loss) Income ......................   $    (666)   $  58,327       $  80,499  $    (138,826)    $     (666)
                                           =========    =========       =========  =============     ==========



                                                           METRIS COMPANIES INC.
                                        Supplemental Condensed Consolidating Statements of Cash Flows
                                                      Six Months Ended June 30, 2000
                                                           (Dollars in thousands)
                                                                 Unaudited

                                                        Metris        Guarantor    Non-Guarantor
                                                     Companies Inc.  Subsidiaries  Subsidiaries   Consolidated
                                                     --------------  ------------  ------------   ------------
Operating Activities:
Net cash (used in) provided by operating
   activities ......................................   $ (86,740)    $ (49,918)     $ 361,577      $ 224,919
                                                       ---------     ---------      ---------      ---------
Investing Activities:
Proceeds from repayments of securitized loans ......          --            --        (34,075)       (34,075)
Net loans originated or collected ..................       2,043            --       (563,492)      (561,449)
Additions to premises and equipment ................          --       (17,550)       (23,618)       (41,168)
                                                       ---------     ---------      ---------      ---------
Net cash provided by (used in)
   investing activities ............................       2,043       (17,550)      (621,185)      (636,692)
                                                       ---------     ---------      ---------      ---------
Financing Activities:
Net increase in deposits ...........................          --            --        469,592        469,592
Net increase (decrease) in debt ....................      96,452        17,723       (113,731)           444
Cash dividends paid ................................      (1,137)           --             --         (1,137)
Net (decrease) increase in equity ..................     (16,615)       50,529              2         33,916
                                                       ---------     ---------      ---------      ---------
Net cash provided by financing activities ..........      78,700        68,252        355,863        502,815
                                                       ---------     ---------      ---------      ---------
Net (decrease) increase in cash and
   cash equivalents ................................      (5,997)          784         96,255         91,042
Cash and cash equivalents at beginning of period ...      43,619           309        150,505        194,433
                                                       ---------     ---------      ---------      ---------
Cash and cash equivalents at end of period .........   $  37,622     $   1,093      $ 246,760      $ 285,475
                                                       =========     =========      =========      =========


                                                           METRIS COMPANIES INC.
                                        Supplemental Condensed Consolidating Statements of Cash Flows
                                                          Six Months Ended June 30, 1999
                                                             (Dollars in thousands)
                                                                   Unaudited

                                                         Metris        Guarantor     Non-Guarantor
                                                     Companies Inc.   Subsidiaries    Subsidiaries   Consolidated
Operating Activities:
Net cash (used in) provided by operating
   activities .....................................   $   (13,985)    $   (11,240)    $   148,291     $   123,066
                                                      -----------     -----------     -----------     -----------
Investing Activities:
Proceeds from repayments of
   securitized loans ..............................            --              --         746,270         746,270
Net loans originated or collected .................         1,344              --         (12,675)        (11,331)
Credit card portfolio acquisition .................            --              --      (1,156,673)     (1,156,673)
Additions to premises and equipment ...............            --          (7,343)         (1,215)         (8,558)
                                                      -----------     -----------     -----------     -----------
Net cash provided by (used in)
   investing activities ...........................         1,344          (7,343)       (424,293)       (430,292)
                                                      -----------     -----------     -----------     -----------
Financing Activities:
Net increase in deposits ..........................            --              --         315,373         315,373
Net increase (decrease) in debt ...................       205,491         (28,877)       (147,614)         29,000
Cash dividends paid ...............................          (551)           (804)            804            (551)
Net (decrease) increase in equity .................      (189,313)         49,238         141,443           1,368
                                                      -----------     -----------     -----------     -----------
Net cash provided by financing activities .........        15,627          19,557         310,006         345,190
                                                      -----------     -----------     -----------     -----------
Net increase in cash and cash equivalents .........         2,986             974          34,004          37,964
Cash and cash equivalents at beginning
   of period ......................................        (5,007)           (156)         42,510          37,347
                                                      -----------     -----------     -----------     -----------
Cash and cash equivalents at end of period ........   $    (2,021)    $       818     $    76,514     $    75,311
                                                      ===========     ===========     ===========     ===========

ITEM 2.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. ("MCI") and its subsidiaries, the "Company," including Direct Merchants Credit Card Bank, N.A., which may be referred to as "we," "us" and "our." This discussion should be read in conjunction with the following documents for a full understanding of our financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1999 Annual Report to Shareholders; our annual report on Form 10-K for the fiscal year ended December 31, 1999; and our Proxy Statement for the 2000 Annual Meeting of Shareholders. In addition, this discussion should be read in conjunction with our quarterly report on Form 10-Q for the period ended June 30, 2000, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.

Results of Operations

     Net income for the three months ended June 30, 2000 was $48.3 million, up from a net loss of $22.3 million for the second quarter of 1999. The net loss for the three months ended June 30, 1999, included the $50.8 million extraordinary loss from the early extinguishment of the 12% Lee Senior Notes. Without this extraordinary item, reported earnings for the three-month period ended June 30, 1999 would have been $28.5 million. Earnings per share for the three months ended June 30, 2000 was $0.53 compared to a loss of $2.24 per share for the second quarter of 1999. The loss per share reported for the second quarter of 1999 included the $152.4 million one-time, non-cash accounting impact from the issuance of the Series C Perpetual Convertible Preferred Stock and the extinguishment of the Series B Perpetual Convertible Preferred Stock, the 12% Senior Notes and the ten-year warrants. Without the impact of these charges, earnings per share would have been $0.36 per share. The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $7.6 billion for the second quarter 2000 from $5.2 billion for the second quarter 1999, an increase of 46%, and growth in total credit card accounts to 4.1 million at June 30, 2000, from 3.4 million at June 30, 1999. Enhancement services revenues continue to contribute to the net income growth due to continued strong product sales.

     Net income for the six months ended June 30, 2000 was $98.2 million, up from a net loss of $0.7 million for the first six months of 1999. Net income reported for the six month period ended June 30, 2000 includes the $3.4 million cumulative effect of accounting change described below. The net loss for the six months ended June 30, 1999 includes the $50.8 million extraordinary loss related to the early extinguishment of the 12% Lee Senior Notes. Without these items, reported earnings would have been $101.7 million and $50.1 million for the six-month periods ended June 30, 2000 and 1999, respectively. Reported earnings per share for the six months ended June 30, 2000 was $1.08, compared to a loss of $1.94 per share for the same period in 1999. The reported earnings per share for the six month period ended June 30, 2000 was reduced by $0.04 due to the cumulative effect of accounting change described below. The reported loss per share for the six months ended June 30, 1999 was reduced by the $152.4 million one-time, non-cash accounting impact described in the three month period ended June 30, 1999. Without the impact of these charges, earnings per share would have been $1.12 and $0.65 for the six months ended June 30, 2000 and 1999, respectively. The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $7.5 billion for the six months ended June 30, 2000, from $5.2 billion for the same period in 1999, an increase of 43%. In addition, credit card charge volume was $3.5 billion for the first half of 2000, a 60% increase over the same period in 1999.

     Net income for the six months ended June 30, 2000, was reduced by a $3.4 million net impact for the adoption of Staff Accounting Bulletin 101 - "Revenue Recognition in Financial Statements" issued December 1999 for our debt waiver products. This adjustment reduced reported earnings per share by $0.04 for the six months ended June 30, 2000, and is reported as the cumulative effect of accounting change in the consolidated statements of income.

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

     Our managed loan portfolio is comprised of credit card loans, retained interests in loans securitized and the investors' share of securitized credit card loans. The investors' share of securitized credit card loans is not an asset of ours, therefore, we do not show it on our consolidated balance sheets. The following tables summarize our managed loan portfolio:


                                           June 30,     December 31,    June 30,
                                             2000           1999          1999
                                             ----           ----          ----
(Dollars in thousands)
Period-end balances
Credit card loans:

   Credit card loans .................    $  543,836    $  145,783    $   39,757
   Retained interests in loans
       securitized ...................     1,815,047     1,617,226     1,108,562
   Investors' interests in
       securitized loans .............     5,484,238     5,518,313     5,304,338
                                          ----------    ----------    ----------
Total managed loan
portfolio ............................    $7,843,121    $7,281,322    $6,452,657
                                          ==========    ==========    ==========




                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                         --------                  --------
                                    2000         1999         2000          1999
                                    ----         ----         ----          ----
(Dollars in thousands)
Average balances
Credit card loans:
   Credit card loans .........   $  453,780   $   59,935   $  340,516   $   61,026
   Retained interests in loans
      securitized ............    1,851,563      791,704    1,791,754      776,748
   Investors' interests in
      securitized loans ......    5,306,617    4,349,137    5,349,908    4,385,000
                                 ----------   ----------   ----------   ----------
Total managed loan portfolio .   $7,611,960   $5,200,776   $7,482,178   $5,222,774
                                 ==========   ==========   ==========   ==========


Impact of Credit Card Securitizations

     The following table provides a summary of the effects of credit card securitizations on selected line items of our statements of income for each of the periods presented, as well as selected financial information on both an owned and managed loan portfolio basis:

                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                        --------                  --------
                                    2000        1999         2000          1999
                                    ----        ----         ----          ----
(Dollars in thousands)
Statements of Income
 (owned basis):
   Net interest income .......   $  86,977    $  33,475    $ 160,670    $  65,963
   Provision for loan losses .      98,215       15,764      186,008       55,073
   Other operating income ....     238,023      138,152      479,495      275,153
   Other operating expense ...     148,167      108,068      288,290      202,888
                                 ---------    ---------    ---------    ---------
   Income before income taxes,
      extraordinary loss and
      cumulative effect of
      accounting change ......   $  78,618    $  47,795    $ 165,867    $  83,155
                                 =========    =========    =========    =========

Adjustments for
   Securitizations:
   Net interest income .......   $ 168,974    $ 145,547    $ 342,254    $ 301,461
   Provision for loan losses .     114,387      123,347      231,064      262,880
   Other operating income ....     (54,587)     (22,200)    (111,190)     (38,581)
   Other operating expense ...          --           --           --           --
                                 ---------    ---------    ---------    ---------
   Income before income taxes,
      extraordinary loss and
      cumulative effect of
      accounting change .......   $     --      $    --      $    --      $    --
                                 =========    =========    =========    =========

Statements of Income
 (managed basis):
   Net interest income .......   $ 255,951    $ 179,022    $ 502,924    $ 367,424
   Provision for loan losses .     212,602      139,111      417,072      317,953
   Other operating income ....     183,436      115,952      368,305      236,572
   Other operating expense ...     148,167      108,068      288,290      202,888
                                 ---------    ---------    ---------    ---------
   Income before income taxes,
      extraordinary loss and
      cumulative effect of
      accounting change ......   $  78,618    $  47,795    $ 165,867    $  83,155
                                 =========    =========    =========    =========

                                         Three Months Ended             Six Months Ended
                                              June 30,                      June 30,
                                              --------                      --------
                                       2000            1999            2000           1999
                                       ----            ----            ----           ----
(Dollars in thousands)
Other Data:
Owned Basis:
Average interest-earning assets   $  2,475,510    $  1,067,431    $  2,306,263    $    978,827
Return on average assets* .....            7.5%            9.5%            8.2%            9.0%
Return on average total equity*           26.9%           21.7%           28.7%           20.7%
Net interest margin (1) .......           14.1%           12.6%           14.0%           13.6%
Managed Basis:
Average interest-earning assets   $  7,782,127    $  5,416,568    $  7,656,171    $  5,363,826
Return on average assets* .....            2.5%            2.1%            2.6%            1.8%
Return on average total equity*           26.9%           21.7%           28.7%           20.7%
Net interest margin (1) .......           13.2%           13.3%           13.2%           13.8%


(1) Net interest margin is equal to annualized net interest income divided by average interest-earning assets.

*1999 periods presented before extraordinary loss.


Risk-Based Pricing

     We price credit card offers based on a prospect's risk profile prior to solicitation or upon receipt of a completed application. We evaluate a prospect to determine credit needs, credit risk and existing credit availability and then develop a customized offer that includes the most appropriate product, brand, pricing and credit line. After customers open credit card accounts, we periodically monitor customers' internal and external credit performance and periodically recalculate behavior, revenue, attrition and bankruptcy predictors. The customers are rescored on a regular basis, and the lending relationship can evolve to include more competitive (or more restrictive) pricing and product configurations. These analyses consider the overall profitability of accounts using both credit information and the profitability from selling enhancement services to the customers.

Net Interest Income

     Net interest income consists primarily of interest earned on our credit card loans, less interest expense on borrowings to fund the loans. Managed net interest income for the three- and six-month periods ended June 30, 2000, was $256.0 million and $502.9 million compared to $179.0 million and $367.4 million for the same periods in 1999. The increase was primarily due to $2.4 billion and $2.3 billion increases in average managed loans over the comparable periods in 1999.

     Managed net interest margin was 13.2% and 13.2% for the three- and six-month periods ended June 30, 2000, compared to 13.3% and 13.8% for the same periods in 1999. The second quarter and year-to-date periods of 2000 net interest margins were negatively impacted by the interest rate increases made by the Federal Reserve during the year. The decrease in the net interest margin from the six-month period ended June 30, 1999, is primarily due to an unusually high margin in the first quarter of 1999 due to the Company's repricing of the PNC portfolio and approximately 25 percent of the Metris core portfolio late in 1998. Financing costs as a percentage of borrowings for the second quarter and year-to-date periods of 2000 were 7.1% and 7.0%, compared with 5.8% and 5.9% in the same periods of 1999. The increases in borrowing rates for the current year periods are the result of interest rate increases made by the Federal Reserve during the year.

     The following tables provide an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three- and six-month periods ended June 30, 2000 and 1999:

Analysis of Average Balances, Interest and Average Yields and Rates

                                                          Three Months Ended June 30,
                                ---------------------------------------------------------------------------
                                                   2000                                1999

                                   Average                   Yield/     Average                     Yield/
                                   Balance       Interest     Rate      Balance       Interest       Rate
                                   -------       --------     ----      -------       --------       ----

(Dollars in thousands)
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold ..........   $   110,300    $     1,727     6.3%   $   177,785    $     2,268     5.1%
Short-term investments ......        59,867            864     5.8%        38,007            433     4.6%
Credit card loans and
 retained interests in loans
 securitized ................     2,305,343        113,168    19.7%       851,639         40,835    19.2%
                                -----------    -----------   -----    -----------    -----------   -----
Total interest-earning assets   $ 2,475,510    $   115,759    18.8%   $ 1,067,431    $    43,536    16.4%

Other assets ................       770,797             --      --        594,726             --      --
Allowances for loan losses ..      (661,743)            --      --       (463,476)            --      --
                                -----------                           -----------
Total assets ................   $ 2,584,564             --      --    $ 1,198,681             --      --
                                ===========                           ===========

Liabilities and Equity:
Interest-bearing liabilities:
Deposits ....................   $ 1,104,424    $    18,306     6.7%  $    185,447    $     2,562     5.5%
Debt ........................       350,899         10,476    12.0%       316,209          7,499     9.5%
                                -----------    -----------   -----    -----------    -----------   -----
Total interest-bearing
   liabilities ..............   $ 1,455,323    $    28,782     8.0%   $   501,656    $    10,061     8.0%

Other liabilities ...........       408,204             --      --        169,323             --      --
                                -----------                           -----------

Total liabilities ...........     1,863,527             --      --        670,979             --      --
Stockholders' equity ........       721,037             --      --        527,702             --      --
                                -----------                           -----------

Total liabilities and equity    $ 2,584,564             --      --    $ 1,198,681             --      --
                                ===========                           ===========
Net interest income and
   interest margin (1) ......            --    $    86,977    14.1%            --    $    33,475    12.6%
Net interest rate spread (2)             --             --    10.8%            --             --     8.4%

Managed Basis
Credit card loans ...........   $ 7,611,960    $   373,431    19.7%   $ 5,200,776    $   247,039    19.1%
Total interest-earning assets     7,782,127        376,022    19.4%     5,416,568        249,740    18.5%
Total interest-bearing
   liabilities ..............     6,761,940        120,071     7.1%     4,850,794         70,718     5.8%
Net interest income and
   interest margin (1) ......            --    $   255,951    13.2%            --    $   179,022    13.3%
Net interest rate spread (2)             --             --    12.3%            --             --    12.7%


(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

                                                          Six Months Ended June 30,
                                                   2000                                1999
                                --------------------------------------------------------------------------
                                   Average                    Yield/    Average                    Yield/
                                   Balance       Interest      Rate     Balance       Interest      Rate

(Dollars in thousands)
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold ..........   $   103,492    $     3,096     6.0%   $   104,933    $     2,475     4.8%
Short-term investments ......        70,501          1,937     5.5%        36,119            812     4.5%
Credit card loans and
 retained interests in loans
 securitized ................     2,132,270        208,527    19.7%       837,775         82,112    19.8%
                                -----------    -----------   -----    -----------    -----------   -----
Total interest-earning assets   $ 2,306,263    $   213,560    18.6%   $   978,827    $    85,399    17.6%

Other assets ................       752,518             --      --        590,772             --      --
Allowances for loan losses ..      (655,698)            --      --       (451,796)            --      --
                                -----------                           -----------

Total assets ................   $ 2,403,083             --      --    $ 1,117,803             --      --
                                ===========                           ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits ....................   $   993,286    $    32,048     6.5%  $     95,860    $     2,624     5.5%
Debt ........................       351,899         20,842    11.9%       300,199         16,812    11.3%
                                -----------    -----------   -----    -----------    -----------   -----
Total interest-bearing
   liabilities ..............   $ 1,345,185    $    52,890     7.9%   $   396,059    $    19,436     9.9%

Other liabilities ...........       370,241             --      --        233,803             --      --
                                -----------                           -----------
Total liabilities ...........     1,715,426             --      --        629,862             --      --
Stockholders' equity ........       687,657             --      --        487,941             --      --
                                -----------                           -----------
Total liabilities and equity    $ 2,403,083             --      --    $ 1,117,803             --      --
                                ===========                           ===========
Net interest income and
   interest margin (1) ......            --    $   160,670    14.0%            --    $    65,963    13.6%
Net interest rate spread (2)             --             --    10.7%            --             --     7.7%

Managed Basis
Credit card loans ...........   $ 7,482,178    $   730,491    19.6%   $ 5,222,774    $   503,482    19.4%
Total interest-earning assets     7,656,171        735,524    19.3%     5,363,826        506,769    19.1%
Total interest-bearing
   liabilities ..............     6,695,094        232,600     7.0%     4,781,058        139,345     5.9%
Net interest income and
   interest margin (1) ......            --    $   502,924    13.2%            --    $   367,424    13.8%
Net interest rate spread (2)             --             --    12.3%            --             --    13.2%

(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.

(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

Other Operating Income

     Other operating income contributes substantially to our results of operations, representing 73% and 75% of owned revenues for the three- and six-month periods ended June 30, 2000, respectively. The following tables present other operating income on an owned basis:

                                                       Three Months Ended     Six Months Ended
                                                            June 30,               June 30,
                                                            --------               --------
                                                         2000       1999       2000       1999
(Dollars in thousands)                                   ----       ----       ----       ----
Other Operating Income:
Net securitization and credit card
   servicing income ................................   $120,509   $ 74,081   $251,568   $151,079
Credit card fees, interchange and
   other credit card income ........................     53,530     23,920    104,327     45,229
Enhancement services revenues ......................     63,984     40,151    123,600     78,845
                                                       --------   --------   --------   --------
   Total ...........................................   $238,023   $138,152   $479,495   $275,153
                                                       ========   ========   ========   ========

     Other operating income increased $99.9 million and $204.3 million for the three- and six-month periods ended June 30, 2000, over the comparable periods in 1999. These increases are primarily due to the $46.4 million and $100.5 million increases in income generated from net securitization and credit card servicing income as a result of increases in average managed loans. For the three- and six-month periods ended June 30, 2000, credit card fees, interchange and other credit card income increased $29.6 million and $59.1 million over the comparable periods in 1999. These increases were primarily due to the growth in total accounts and loans in the managed credit card portfolio. The increase for the six-month period ended June 30, 2000, also includes the favorable impact of $12.1 million related to the operational policy change in the billing of overlimit fees. Previously we charged a customer an overlimit fee at the time the customer statement was generated. Our new policy is to charge the overlimit fee at the time the customer's account exceeds the credit limit.

     Additionally, enhancement services revenues increased by $23.8 million and $44.8 million for the three- and six-month periods ended June 30, 2000. These increases reflect the strong sales of our debt waiver product and the increase in membership program revenues resulting from increased account penetration for membership programs and additional product offers to third-party's cardholders.

Other Operating Expense

                                 Three Months Ended     Six Months Ended
                                      June 30,             June 30,
                                      --------             --------

(Dollars in thousands)             2000      1999        2000      1999
                                   ----      ----        ----      ----
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses .......   $ 36,316   $ 27,635   $ 68,458   $ 51,738
Employee compensation .......     42,782     27,599     86,554     50,917
Data processing services and
communications ..............     17,590     12,329     34,987     22,611
Third-party servicing expense      3,229      4,279      6,457      7,925
Warranty and debt waiver
   underwriting and claims
   servicing expense ........      6,760      4,484     13,492      8,464
Credit card fraud losses ....      2,431        850      4,572      2,113
Customer base intangible
   amortization .............      5,225      7,767     10,192     18,132
Other .......................     33,834     23,125     63,578     40,988
                                --------   --------   --------   --------
   Total ....................   $148,167   $108,068   $288,290   $202,888
                                ========   ========   ========   ========


     Total other operating expenses for the three- and six-month periods ended June 30, 2000, increased $40.1 million and $85.4 million over the comparable periods in 1999, largely due to costs associated with the growth of our business activities. Employee compensation increased $15.2 million and $35.6 million for the three- and six-month periods ended June 30, 2000, due to increased staffing needs to support the increase in credit card accounts and enhancement services active member growth. Other expenses increased $10.7 million and $22.6 million for the three- and six-month periods ended June 30, 2000, due to increased fees associated with increased credit card volume and higher professional fees. Also, credit card account and other product solicitation and marketing expenses increased $8.7 million and $16.7 million over the comparable periods in 1999, largely due to the increase in enhancement services marketing activity and additional costs associated with our credit card marketing activity which resulted in over 400,000 new credit card accounts.

Income Taxes

     Our provision for income taxes includes both federal and state income taxes. Applicable income tax expense was $30.3 million and $64.2 million for the three- and six-month periods ended June 30, 2000, compared to $19.3 million and $33.0 million for the same periods in 1999. This tax expense represents an effective tax rate of 38.7% for the six-month period ended June 30, 2000, compared to 39.7% for the same period in 1999.

Asset Quality

     Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts. At June 30, 2000, 61% of managed accounts and 49% of managed loans were less than 36 months old.

     For the quarter ended June 30, 2000, our managed net charge-off ratio was 9.5% compared to 10.1% for the quarter ended June 30, 1999. For the six months ended June 30, 2000, the net charge-off rate stood at 9.6% compared to 9.7% for the six months ended June 30, 1999. Without the impact of purchase accounting related to acquired portfolios, the charge-off rate was 9.7% and 10.0% for the three- and six-month periods ended June 30, 2000, compared to 10.8% for both periods of 1999. Our charge-offs have been stable, with losses between 9.7% and 11.0% for the last ten quarters. We believe, consistent with our statistical models and other credit analysis, that this rate will continue to fluctuate in this range over the next few quarters.

     We use credit line analyses, account management and customer transaction authorization procedures to minimize loan losses. Our risk models determine initial credit lines at the time of solicitation and generally result in lower credit lines than the industry average. We manage credit lines on an ongoing basis and adjust them based on customer usage and payment patterns. To maximize profitability, we continually monitor customer accounts. We initiate appropriate collection activities when an account is delinquent or overlimit.

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

Managed Loan Delinquency

                           June 30,      % of    December 31,   % of      June 30,     % of
                             2000        Total      1999        Total       1999       Total
                             ----        -----      ----        -----       ----       -----
(Dollars in thousands)
Managed loan
   portfolio .........    $7,843,121      100%   $7,281,322      100%   $6,452,657      100%
Loans contractually
delinquent:
     30 to 59 days ...       189,322      2.4%      168,882      2.3%      118,760      1.9%
     60 to 89 days ...       137,513      1.8%      117,740      1.6%       85,426      1.3%
     90 or more days .       274,968      3.5%      270,092      3.7%      201,168      3.1%
                          ----------    -----    ----------    -----    ----------    -----
       Total .......      $  601,803      7.7%   $  556,714      7.6%   $  405,354      6.3%
                          ==========    =====    ==========    =====    ==========    =====

     The above numbers reflect the continued seasoning of our managed loan portfolio. Without the impact of purchase accounting related to acquired portfolios, delinquency rates were 7.7%, 7.8% and 7.6%, respectively. We intend to continue to focus our resources on our collection efforts to minimize the negative impact to net loan losses that results from increased delinquency levels.

Net Charge-Offs

     Net charge-offs include the principal amount of losses from cardholders unwilling or unable to pay their loan balances, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged against the related income at the time of charge-off.

     During the quarter ended March 31, 2000, we changed our policy for secured card accounts to charge off accounts 120 days contractually delinquent. Prior to the first quarter our charge-off policy for secured card accounts was the same as our overall charge-off policy, which is to charge off accounts 180 days contractually delinquent. This change was made based on our experience that secured card customers who are 120 days delinquent more closely resemble recovery accounts. The following charge-off amounts on an owned and managed basis reflect the $1.2 million charge-off related to this policy change for the six months ended June 30, 2000.

     The following table presents our net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:

                                              Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                                   --------                    --------
                                              2000          1999           2000        1999
                                              ----          ----           ----        ----
(Dollars in thousands)
Owned basis:
     Average loans and retained
        interests in loans securitized
        outstanding ....................   $2,305,343    $  851,639    $2,132,270    $  837,775
     Net charge-offs ...................       55,723        21,646       103,297        40,540
     Net charge-offs as a percentage
        of average loans outstanding (1)          9.7%         10.2%          9.7%          9.8%
                                           ==========    ==========    ==========    ==========

Managed basis:

     Average loans outstanding .........   $7,611,960    $5,200,776    $7,482,178    $5,222,774
     Net charge-offs ...................      180,570       130,799       358,979       252,252
     Net charge-offs as a percentage of
        average loans outstanding(1) ...          9.5%         10.1%          9.6%          9.7%
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

     The provision for loan losses on a managed basis for the three- and six-month periods ended June 30, 2000, totaled $212.6 million and $417.1 million compared to a provision of $139.1 million and $318.0 million for the three- and six-month periods ended June 30, 1999. The increase for the three- and six-month periods ended June 30, 2000, as compared to the three- and six-month periods ended June 30, 1999, is primarily reflective of the increase in loans. The following table presents the change in our allowance for loan losses and other ratios for the periods presented:

Analysis of Allowance for Loan Losses

                                               Three Months Ended           Six Months Ended
                                                    June 30,                   June 30,
                                                    --------                   --------
                                               2000          1999         2000          1999
                                               ----          ----         ----          ----
(Dollars in thousands)
Managed Basis:
Balance at beginning of period ..........   $ 645,089    $ 450,672     $ 619,028     $ 393,283
Allowance related to assets acquired, net          --       16,044            --        16,044
Provision for loan losses ...............     212,602      139,111       417,072       317,953
Loans charged off .......................    (196,552)    (140,225)     (390,042)     (268,388)
Recoveries ..............................      15,982        9,426        31,063        16,136
                                            ---------    ---------     ---------     ---------
Net loan charge-offs ....................    (180,570)    (130,799)     (358,979)     (252,252)
                                            ---------    ---------     ---------     ---------
Balance at end of period ................   $ 677,121    $ 475,028     $ 677,121     $ 475,028
                                            =========    =========     =========     =========
Ending allowance as a percent
   of loans .............................         8.6%          7.4%          8.6%         7.4%
                                            =========    =========     =========     =========

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

     At June 30, 2000 and 1999, we had received cumulative net proceeds of approximately $5.5 billion and $5.3 billion, respectively, from sales of credit card loans to the trust and conduits. We used cash generated from these transactions to fund credit card loan portfolio growth and reduce borrowings. We rely upon the securitization of our credit card loans to fund portfolio growth. To date, we have completed securitization transactions on terms that we believe are satisfactory. Our ability to securitize our assets depends on the favorable investor demand and legal, regulatory and tax conditions for securitization transactions, as well as continued favorable performance of our securitized portfolio of receivables. Any adverse change could force us to rely on other potentially more expensive funding sources, and in the worst case scenario, could create liquidity risks if other funding is unavailable or significantly limit our ability to grow.

     Beginning in the first quarter 1999, Direct Merchants Bank began issuing certificates of deposit in increments of $100,000. As of June 30, 2000 and December 31, 1999, $1.2 billion and $0.8 billion of CDs were outstanding, respectively, with original maturities ranging from three months to two years with fixed interest rates ranging from 5.2% to 7.4%.

     As of June 30, 2000, we had a $200 million, three-year revolving credit facility and a $100 million, five-year term loan, collectively (the "credit facilities") with a syndicate of banks and money market mutual funds. These credit facilities became effective upon the spin off from Fingerhut on September 25, 1998. At June 30, 2000, we were in compliance with all financial covenants under these credit facilities. At June 30, 2000, and December 31, 1999, we had $100 million of outstanding borrowings under the credit facilities for both periods.

     During July 2000, we amended and restated our credit facilities. The amended credit facilities consist of a $170 million revolving credit facility maturing in July 2003 and a $100 million term loan maturing in September 2003 with a syndicate of banks and money market mutual funds.

     During the third quarter of 1999, we issued $150 million of 10.125% Senior Notes due 2006. In November 1997, we issued and sold $100 million of 10% Senior Notes due 2004. The Senior Notes are guaranteed on the same basis as the Senior Notes due 2006.

     On November 13, 1998, we sold $200 million in Series B Perpetual Convertible Preferred Stock and $100 million in 12% Senior Notes due 2006 to affiliates of the Thomas H. Lee Company. We also issued 11.25 million ten-year warrants to purchase shares of the Company's common stock for $10, subject to adjustment in certain circumstances. The Series B Preferred had a 12.5% dividend payable in additional shares of Series B Preferred for ten years, then converting to payable in cash.

     On March 12, 1999, shareholders approved conversion of the Series B Preferred and 12% Senior Notes into Series C Perpetual Convertible Preferred Stock. On May 28, 1999, notice was received that there was no regulatory objection to the conversion to the Series C Preferred, and the Series B Preferred and the 12% Senior Notes were converted into 0.8 million shares of Series C Preferred and the warrants were canceled. The Series C Preferred has a 9% dividend payable in additional shares of Series C Preferred and will also receive any dividends paid on the Company's common stock on a converted basis. The cumulative payment-in-kind dividends are effectively guaranteed for a seven-year period. Assuming conversion of the Series C Preferred into common stock had occurred in the second quarter of 2000, the Lee Company would have owned approximately 31% of the Company on a diluted basis.

     As the portfolio of credit card loans grows our funding needs will increase accordingly. We believe that our cash flow from operations, asset securitization, long term debt, subsidiary bank deposits, bank loans and equity will provide us with adequate liquidity for meeting anticipated cash needs, although no assurance can be given to that effect.

Newly Issued Pronouncements

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and subsequent amendments No. 137 and No. 138, which establish accounting and reporting standards for derivative instruments. They require enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are evaluating the financial impact the adoption of these statements will have on our financial statements.

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

     Our primary owned and managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime Rate. Retained interests in loans securitized and loans held for securitization are funded through a combination of cash flow from operations, subsidiary bank deposits, our $300 million bank credit facilities, $250 million in senior notes, and equity issuance. Our securitized loans are owned by a trust and bank-sponsored multiseller receivables conduits, which have committed funding indexed to variable commercial paper rates, as well as term funding which is either directly indexed to LIBOR or at fixed rates. The $300 million bank credit facilities have pricing that is indexed to the variable London Interbank Offered Rate ("LIBOR") or a Prime Rate. At June 30, 2000, approximately 13.2% of the trust and conduit funding of securitized receivables was funded with fixed-rate certificates.

     Including the impact of interest rate derivative transactions with the trust and conduit funding, in an interest rate environment with rates significantly below current rates, 87% of the funding for the securitized loan portfolio is indexed to floating commercial paper and LIBOR rates. In an interest rate environment with rates significantly above current rates, the potentially negative impact on earnings of higher interest expense is mitigated by the fixed rate funding and interest rate cap contracts.

     The approach used by management to quantify interest rate risk is a sensitivity analysis which management believes best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points. Assuming no counteractive measures by management, a 200 basis point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, will result in an increase in net income of approximately $14.2 million relative to a base case over the next 12 months; while a decrease of 200 basis points will result in a reduction in net income of approximately $29.7 million. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our cardholders. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

                           Part II. Other Information

Item 1.         Legal Proceedings

     We are a party to various legal proceedings resulting from the ordinary business activities relating to its operations. We do not believe that any of these legal proceedings will have a material adverse effect on our financial position or our operations.

Item 2. Changes in Securities
        Not applicable

Item 3. Defaults Upon Senior Securities
        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Company held its annual meeting of stockholders on May 9, 2000, and the following matters were voted on in that meeting. The number of shares in the voting results are shown before the three-for-two stock split distributed June 15, 2000.

        (b)  The following directors were elected at the meeting:

             Derek V. Smith       David V. Harkins       Thomas M. Hagerty
             Thomas H. Lee        C. Hunter Boll


             The following directors continued their term of office after the meeting:

             Ronald N. Zebeck      John A. Cleary        Frank D. Trestman
             Lee R. Anderson, Sr.  Walter M. Hoff

        (c)  The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:
                                                                         Broker
           Director           For      Against  Withheld   Abstentions  Non-Vote
           --------           ---      -------  --------   -----------  --------
        Derek V. Smith     35,559,799   None     326,481       None       None
        Thomas H. Lee      19,185,365   None       None        None       None
        David V. Harkins   19,185,365   None       None        None       None
        C. Hunter Boll     19,185,365   None       None        None       None
        Thomas M. Hagerty  19,185,365   None       None        None       None

          The approval of an increase in the number of shares of the Company's Common Stock available to be issued pursuant to the Metris Companies Inc. Amended and Restated Long-Term Incentive and Stock Option Plan from 8,000,000 to 10,000,000 shares.
                                                               Broker
             For      Against     Withheld    Abstentions     Non-Vote
             ---      -------     --------    -----------     --------
         37,946,280  13,324,818     None        48,528       3,762,019

          Ratification of the selection of KPMG LLP as independent auditors of the Company for 2000.
                                                               Broker
            For       Against     Withheld     Abstentions    Non-Vote
            ---       -------     --------     -----------    --------
         55,015,274   15,898        None         40,473        None


Item 5. Other Information
        Not applicable

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:
               10.1 Amended and Restated Credit Agreement, dated as of July 21,
                    2000, among Metris Companies Inc.; the lenders from time to time parties thereto; The Chase Manhattan Bank, as Administrative Agent; Bank of America, N.A., as Syndicate Agent; Deutsche Bank AG, New York Branch, as Co-Documentation Agent; U.S. Bank National Association, as Co-Documentation Agent; and Barclays Bank PLC, as Co-Agent.

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

                              METRIS COMPANIES INC.


Signature                       Title                            Date
---------                       -----                            ----

Principal financial officer:    Executive Vice President,        August 9, 2000
                                Chief Financial Officer
/s/ David D. Wesselink
----------------------
David D. Wesselink

Principal accounting officer:   Sr. Vice President, Finance,     August 9, 2000
                                Corporate Controller

/s/ Jean C. Benson
----------------------
Jean C. Benson