Form 10-Q
period 2000-09-30
METRIS COMPANIES INC
filed 2000-11-14
CIK 1021061

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended            September 30, 2000

                                       or

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


              10900 Wayzata Boulevard, Minnetonka, Minnesota 55305

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

             Yes   X                                   No _____
                 -----

As of October 31, 2000, 62,141,073 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                               September 30, 2000

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

         Item 2.      Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations.......................................23

         Item 3.      Quantitative and Qualitative Disclosures
                             About Market Risk................................35


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................36

         Item 2. Changes in Securities........................................36

         Item 3. Defaults Upon Senior Securities..............................36

         Item 4. Submission of Matters to a Vote of Security Holders..........36

         Item 5. Other Information............................................36

         Item 6.      Exhibits and Reports on Form 8-K........................36

                      Signatures..............................................37

                          Part I. Financial Information

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per-share data) (Unaudited)

                                                                                                  September 30, December 31,
                                                                                                     2000          1999
                                                                                                     ----          ----
Cash and due from banks ........................................................................   $  100,742   $   28,505
Federal funds sold .............................................................................      162,263      118,962
Short-term investments .........................................................................       49,155       46,966
                                                                                                   ----------   ----------
Cash and cash equivalents ......................................................................      312,160      194,433
                                                                                                   ----------   ----------
Retained interests in loans securitized ........................................................    1,899,958    1,617,226
Less:  Allowance for loan losses ...............................................................      610,680      606,853
                                                                                                   ----------   ----------
Net retained interests in loans securitized ....................................................    1,289,278    1,010,373
                                                                                                   ----------   ----------
Credit card loans (net of allowance for loan losses of $118,595 and
   $12,175, respectively).......................................................................      791,010      133,608
Property and equipment, net ....................................................................      120,127       56,914
Accrued interest and fees receivable ...........................................................       27,474       17,704
Prepaid expenses and deferred charges ..........................................................       94,750       57,371
Deferred income taxes ..........................................................................      183,394      185,613
Customer base intangible .......................................................................      100,902       83,809
Other receivables due from credit card
   securitizations, net ........................................................................      216,812      243,978
Other assets ...................................................................................       86,341       61,279
                                                                                                   ----------   ----------
     Total assets ..............................................................................   $3,222,248   $2,045,082
                                                                                                   ==========   ==========
Liabilities:
Deposits .......................................................................................   $1,632,294   $  775,381
Debt ...........................................................................................      355,925      345,012
Accounts payable ...............................................................................       95,660       45,850
Current income taxes payable ...................................................................        9,057       22,969
Deferred income ................................................................................      230,143      171,666
Accrued expenses and other liabilities .........................................................       65,792       60,403
                                                                                                   ----------   ----------
     Total liabilities .........................................................................    2,388,871    1,421,281
                                                                                                   ----------   ----------
Stockholders' Equity:
Convertible preferred stock - Series C, par
     value $.01 per share; 10,000,000
     shares authorized, 946,282 and 885,178 shares issued and outstanding,
     respectively ..............................................................................      352,490      329,729
Common stock, par value $.01 per share;
     100,000,000 shares authorized, 62,129,887 and 57,919,433 shares issued
     and outstanding, respectively..............................................................          621          386
Paid-in capital ................................................................................      195,545      130,772
Retained earnings ..............................................................................      284,721      162,914
                                                                                                   ----------   ----------
     Total stockholders' equity ................................................................      833,377      623,801
                                                                                                   ----------   ----------
     Total liabilities and stockholders' equity ................................................   $3,222,248   $2,045,082
                                                                                                   ==========   ==========

                                    See accompanying Notes to Consolidated Financial Statements


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per-share data) (Unaudited)

                                                                             Three Months Ended         Nine Months Ended
                                                                               September 30,             September 30,
                                                                               -------------             -------------
                                                                              2000         1999         2000         1999
                                                                              ----         ----         ----         ----

Interest Income:
Credit card loans and retained
     interests in loans securitized ....................................   $ 131,326    $  66,337    $ 339,853    $ 148,449
Federal funds sold .....................................................       2,444          915        5,540        3,390
Other ..................................................................       1,070          683        3,007        1,495
                                                                           ---------    ---------    ---------    ---------
Total interest income ..................................................     134,840       67,935      348,400      153,334
Deposit interest expense ...............................................      24,321        6,451       56,369        9,013
Other interest expense .................................................      11,073        9,274       31,915       26,148
                                                                           ---------    ---------    ---------    ---------
Total interest expense .................................................      35,394       15,725       88,284       35,161
Net Interest Income ....................................................      99,446       52,210      260,116      118,173
Provision for loan losses ..............................................     110,936       67,052      296,944      122,125
                                                                           ---------    ---------    ---------    ---------
Net Interest Loss After Provision for Loan Losses ......................     (11,490)     (14,842)     (36,828)      (3,952)
                                                                           ---------    ---------    ---------    ---------
Other Operating Income:
Net securitization and credit card
     servicing income ..................................................     110,880       89,077      362,448      240,156
Credit card fees, interchange and
     other credit card income ..........................................      59,982       38,368      164,309       83,597
Enhancement services revenues ..........................................      68,767       44,636      192,367      123,481
                                                                           ---------    ---------    ---------    ---------
                                                                             239,629      172,081      719,124      447,234
                                                                           ---------    ---------    ---------    ---------
Other Operating Expense:
Credit card account and other product
     solicitation and marketing expenses................................      36,619       19,103      105,077       70,841
Employee compensation ..................................................      45,773       34,184      132,327       85,101
Data processing services and communications ............................      18,682       14,135       53,669       36,746
Third-party servicing expense ..........................................       3,162        3,515        9,619       11,440
Warranty and debt waiver underwriting
      and claims servicing expense .....................................       7,260        6,515       20,752       14,979
Credit card fraud losses ...............................................       2,227        1,717        6,799        3,830
Customer base intangible amortization ..................................       3,915        7,549       14,107       25,681
Other ..................................................................      32,011       18,809       95,589       59,797
                                                                           ---------    ---------    ---------    ---------
                                                                             149,649      105,527      437,939      308,415
                                                                           ---------    ---------    ---------    ---------
Income Before Income Taxes, Extraordinary
      Loss and Cumulative Effect of Accounting Change...................      78,490       51,712      244,357      134,867
Income taxes ...........................................................      30,130       20,529       94,321       53,542
                                                                           ---------    ---------    ---------    ---------
Income Before Extraordinary Loss and
      Cumulative Effect of Accounting Change............................      48,360       31,183      150,036       81,325
Extraordinary loss from early
      extinguishment of debt ...........................................          --           --           --       50,808
Cumulative effect of accounting change (net
      of income taxes of $2,180)........................................          --           --        3,438           --
                                                                           ---------    ---------    ---------    ---------
Net Income .............................................................      48,360       31,183      146,598       30,517
Preferred stock dividends-Series B .....................................          --           --           --        7,506
Convertible preferred stock dividends-Series C .........................       8,036        7,182       23,404        9,649
Adjustment for the retirement of Series B preferred stock ..............          --           --           --      101,615
                                                                           ---------    ---------    ---------    ---------
Net Income (Loss) Applicable To Common Stockholders ....................   $  40,324    $  24,001    $ 123,194    $ (88,253)
                                                                           =========    =========    =========    =========


                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                     -------------             -------------
                                                   2000        1999         2000         1999
                                                   ----        ----         ----         ----
Earnings per share:
     Basic-income (loss) before
         extraordinary loss and cumulative
         effect of accounting change .......   $     0.66   $     0.41   $     2.13   $    (0.65)
     Basic-extraordinary loss ..............           --           --           --        (0.88)
     Basic-cumulative effect of accounting
         change ............................           --           --        (0.06)          --
     Basic-net income (loss) ...............         0.66         0.41         2.07        (1.53)
     Diluted-income (loss) before
         extraordinary loss and cumulative
         effect of accounting change .......         0.52         0.36         1.64        (0.65)
     Diluted-extraordinary loss ............           --           --           --        (0.88)
     Diluted-cumulative effect of accounting
         change ............................           --           --        (0.04)          --
     Diluted-net income (loss) .............         0.52         0.36         1.60        (1.53)
Shares used to compute earnings per share:
Basic ......................................       61,293       57,877       59,371       57,841
Diluted ....................................       93,444       87,115       91,647       57,841

                                    See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands) (Unaudited)


                                                                                      Total
                                Preferred      Common     Paid-in      Retained   Stockholders'
                                  Stock        Stock      Capital      Earnings      Equity
                                  -----        -----      -------      --------      ------

BALANCE AT DECEMBER 31, 1998    $ 201,100    $     193   $ 107,615    $ 124,074    $ 432,982
     Net income .............          --           --          --       30,517       30,517
     Issuance of common stock
         under employee
         benefit plans ......          --           --       1,591           --        1,591
     Cash dividends .........          --           --          --         (829)        (829)
     Retirement of preferred
         stock - Series B ...    (208,606)          --    (101,615)          --     (310,221)
     Issuance of preferred
         stock - Series C ...     312,910           --     122,369           --      435,279
     June 1999 two-for-one
         stock split ........          --          193        (193)          --           --
     Preferred dividends in
         kind - Series B ....       7,506           --          --       (7,506)          --
     Preferred dividends in
         kind - Series C ....       9,563           --          --       (9,563)          --
                                ---------    ---------   ---------    ---------    ---------
BALANCE AT SEPTEMBER 30, 1999   $ 322,473    $     386   $ 129,767    $ 136,693    $ 589,319
                                =========    =========   =========    =========    =========


BALANCE AT DECEMBER 31, 1999    $ 329,729    $     386   $ 130,772    $ 162,914    $ 623,801
     Net income .............          --           --          --      146,598      146,598
     Issuance of common stock
         under employee
         benefit plans ......          --           34      64,974           --       65,008
     Cash dividends .........          --           --          --       (2,030)      (2,030)
     June 2000 three-for-two
         stock split ........          --          201        (201)          --           --
     Preferred dividends in
         kind - Series C ....      22,761           --          --      (22,761)          --
                                ---------    ---------   ---------    ---------    ---------
BALANCE AT SEPTEMBER 30, 2000   $ 352,490    $     621   $ 195,545    $ 284,721    $ 833,377
                                =========    =========   =========    =========    =========


                 See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                             2000           1999
                                                             ----           ----
Operating Activities:
Net income ...........................................   $   146,598    $    30,517
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary loss from early extinguishment
         of debt .....................................            --         50,808
     Cumulative effect of accounting change ..........         3,438             --
     Depreciation and amortization ...................        53,791         56,566
     Change in allowance for loan losses .............       110,247        160,117
     Changes in operating assets and liabilities, net:
         Accrued interest and fees receivable ........        (9,770)        (7,993)
         Prepaid expenses and deferred charges .......       (51,953)       (43,148)
         Deferred income taxes .......................         2,219        (32,200)
         Other receivables due from credit card
              securitizations, net ...................        20,579        (49,713)
         Accounts payable and accrued expenses .......        55,199         82,875
         Current income taxes payable ................       (13,912)       (20,372)
         Deferred income .............................        55,039         29,975
         Other .......................................         6,123        (32,764)
                                                         -----------    -----------
Net cash provided by operating activities ............       377,598        224,668
                                                         -----------    -----------

Investing Activities:
Net proceeds from sales and repayments of
     securitized loans................................       176,964        581,161
Net loans originated or collected ....................    (1,058,924)      (247,027)
Credit card portfolio acquisition ....................      (195,597)    (1,156,673)
Additions to premises and equipment ..................       (72,335)       (33,581)
                                                         -----------    -----------
Net cash used in investing activities ................    (1,149,892)      (856,120)
                                                         -----------    -----------

Financing Activities:
Net increase in debt .................................        10,913        133,891
Net increase in deposits .............................       856,913        588,297
Cash dividends paid ..................................        (2,030)          (829)
Increase in common equity ............................        24,225          1,037
                                                         -----------    -----------
Net cash provided by financing activities ............       890,021        722,396
                                                         -----------    -----------
Net increase in cash and cash equivalents ............       117,727         90,944
Cash and cash equivalents at beginning of period .....       194,433         37,347
                                                         -----------    -----------
Cash and cash equivalents at end of period ...........   $   312,160    $   128,291
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

     All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform with the current year's presentation.

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

Stock Split

     The Company completed a three-for-two stock split effected in the form of a 50% stock dividend distributed on June 15, 2000. All prior-year common share and per-share disclosures have been restated to reflect this stock split.

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

     The securitization and sale of credit card loans changes our interest in such loans from lender to servicer, with a corresponding change in how revenue is reported in the statements of income. For securitized and sold credit card loans, amounts that otherwise would have been recorded as interest income, interest expense, fee income and provision for loan losses are instead reported in other operating income as "Net securitization and credit card servicing income." We have various receivables from the trust or conduits and other assets as a result of securitizations, including: amounts deposited in accounts held by the trust for the benefit of the trust's security holders; amounts due from interest rate caps, swaps and floors; accrued interest and fees on the securitized receivables; servicing fee receivables; and various other receivables. These amounts are reported as "Other receivables due from credit card securitizations, net" on the consolidated balance sheets. The provision for loan losses reflected on the statements of income in "Net securitization and credit card servicing income" was $138.0 million and $369.0 million for the three- and nine-month periods ended September 30, 2000, respectively, compared to $146.5 million and $409.4 million for the same periods of 1999.

     We make provisions for loan losses in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing loan portfolio, effectively reducing our retained interests in loans securitized to fair value.

Statements of Cash Flows

     Cash paid for interest during the nine-month periods ended September 30, 2000 and 1999, was $71.2 million and $15.9 million, respectively. Cash paid for income taxes for the same periods was $75.2 million and $105.7 million, respectively. The income tax benefit from the deduction triggered by exercises of employee stock options reflected in "Changes in operating assets and liabilities, net: Other" on the consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999, was $40.8 million and $0.6 million, respectively.

Earnings Per Share

     The following table presents the computation of basic and diluted weighted average shares used in the per-share calculations:

                                                     Three Months Ended      Nine Months Ended
                                                       September 30,           September 30,
                                                       -------------           -------------
                                                     2000        1999        2000        1999
                                                     ----        ----        ----        ----
(In thousands, except per-share amounts)
Income before extraordinary loss and
     cumulative effect of accounting change ...   $  48,360   $  31,183   $ 150,036   $  81,325
Preferred dividends - Series B ................          --          --          --       7,506
Preferred dividends - Series C ................       8,036       7,182      23,404       9,649
Adjustment for the retirement of Series B
     preferred stock ..........................          --          --          --     101,615
                                                  ---------   ---------   ---------   ---------
Net income (loss) applicable to common
     stockholders before extraordinary loss
     and cumulative effect of accounting
     change ...................................      40,324      24,001     126,632     (37,445)
Extraordinary loss from the early
     extinguishment of debt ...................          --          --          --      50,808
Cumulative effect of accounting change, net ...          --          --       3,438          --
                                                  ---------   ---------   ---------   ---------
Net income (loss) applicable to common
     stockholders .............................   $  40,324   $  24,001   $ 123,194   $ (88,253)
                                                  =========   =========   =========   =========

Weighted average common shares outstanding ....      61,293      57,877      59,371      57,841
Adjustments for dilutive securities:
Assumed exercise of outstanding stock
     options ..................................       2,987       3,549       3,112          --
Assumed conversion of convertible preferred
     stock ....................................      29,164      25,689      29,164          --
                                                  ---------   ---------   ---------   ---------
Diluted common shares .........................      93,444      87,115      91,647      57,841
                                                  =========   =========   =========   =========

Earnings per share:
     Basic - income (loss) before extra-
         ordinary loss and cumulative effect of
         accounting change ....................   $    0.66   $    0.41   $    2.13   $   (0.65)
     Basic - extraordinary loss ...............          --          --          --       (0.88)
     Basic - cumulative effect of accounting
         change ...............................          --          --       (0.06)         --
     Basic - net income (loss) ................        0.66        0.41        2.07       (1.53)
     Diluted - income (loss) before extra-
         ordinary loss and cumulative effect of
         accounting change ....................        0.52        0.36        1.64       (0.65)
     Diluted - extraordinary loss .............          --          --          --       (0.88)
     Diluted - cumulative effect of accounting
         change ...............................          --          --       (0.04)         --
     Diluted - net income (loss) ..............        0.52        0.36        1.60       (1.53)


Comprehensive Income

     During 1998, we adopted SFAS 130, "Reporting Comprehensive Income." This statement does not apply to our current financial results and therefore, net income equals comprehensive income.

Revenue Recognition in Financial Statements

     During the quarter ended March 31, 2000, we adopted Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" for our Debt Waiver products. This SAB formalized the accounting for services sold where the right to a full refund exists, requiring all companies to defer recognition of revenues until the cancellation period is complete. Previously, we recognized half of the revenues in the month billed and half in the following month. We now recognize all of the revenue the month following completion of the cancellation period. This change resulted in a one-time, non-cash net charge to earnings of $3.4 million, which is reflected as a cumulative effect of accounting change in the consolidated statements of income for the nine months ended September 30, 2000. Because we have applied the provisions of this SAB to our membership programs since 1998, before the SEC formalized its guidance, no adjustment was required for our membership services revenues. The proforma effect of adopting SAB 101 was immaterial for the prior-year periods.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses is as follows:

                                               Three Months Ended        Nine Months Ended

                                                  September 30,             September 30,
                                                  -------------             -------------
                                               2000         1999         2000         1999
                                               ----         ----         ----         ----

(In thousands)
Balance at beginning of period ..........   $ 677,121    $ 475,028    $ 619,028    $ 393,283
Allowance related to assets acquired, net       5,963       10,250        5,963       26,293
Provision for loan losses ...............     110,936       67,052      296,944      122,125
Provision for loan losses (1) ...........     137,971      146,491      369,035      409,371
Loans charged off .......................    (220,689)    (153,672)    (610,731)    (422,059)
Recoveries ..............................      17,973        8,251       49,036       24,387
                                            ---------    ---------    ---------    ---------
Net loans charged off ...................    (202,716)    (145,421)    (561,695)    (397,672)
                                            ---------    ---------    ---------    ---------
Balance at end of period ................   $ 729,275    $ 553,400    $ 729,275    $ 553,400
                                            =========    =========    =========    =========

(1)      Amounts are included in "Net securitization and credit card servicing income."

NOTE 4 - CONVERTIBLE PREFERRED STOCK

     The Series C Perpetual Convertible Preferred Stock is held by affiliates of the Thomas H. Lee Company, a private equity firm and is convertible into common shares at a conversion price of $12.42 per common share subject to adjustment in certain circumstances. The Series C Preferred has a 9% dividend payable in additional shares of Series C Preferred and will also receive any dividends paid on the Company's common stock on a converted basis. One share of Series C Preferred Stock is convertible into 30 shares of common stock, plus a premium amount designed to guarantee a portion of seven years' worth of dividends at a 9% annual rate. For conversions this year, the premium amount would be equal to approximately 14% of those future dividends. Assuming conversion of the Series C Preferred into common stock, the Lee Company would own approximately 31% of the Company on a diluted basis at September 30, 2000. The Series C Preferred entitles the holders to elect four members to our Board of Directors. The Series C Preferred may be redeemed by us in certain circumstances after December 31, 2001, by paying 103% of the redemption price of $372.50 and any accrued dividends at the time of redemption. We also have the option to redeem the Series C Preferred after December 9, 2008, without restriction by paying the redemption price of $372.50 and any accrued dividends at the time of redemption.

     The Series C Preferred Stock is normally convertible into common stock. However, in the event that such conversion would result in a stockholder or group (within the meaning of Rules 13d-3 and 13d-5 promulgated under the Exchange Act) obtaining 35% or more of the outstanding voting stock of the Company, the indenture which governs our outstanding 10% Senior Notes due 2004 ("10% Notes") requires us to make an offer to purchase those notes. Accordingly, for so long as any of our 10% Notes remain outstanding, in the event that the conversion of the Series C Preferred Stock into common stock would cause any stockholder or group to beneficially own 35% or more of the outstanding voting stock of the Company, the excess number of shares of Series C Preferred Stock will be convertible into non-voting stock. Such non-voting stock will consist of non-voting common stock, or in the alternative, Series D Preferred Stock. The non-voting common stock, if issued, will automatically convert into common stock at the time such conversion will not trigger the restrictions on beneficial ownership of voting stock set forth in the indenture relating to the 10% Notes. The terms of the Series D Preferred Stock are essentially the same as the terms of the common stock, except that the Series D Preferred Stock has a liquidation preference of $.01 per share and is non-voting, except as required by law. In addition, like the non-voting common stock, the Series D Preferred Stock will automatically convert into common stock at the time such conversion will not trigger the restrictions set forth in the indenture described above.

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

     Our enhancement services operating segment pays a fee to our consumer credit products segment for successful marketing efforts to the consumer credit products segment's cardholders at a rate similar to those paid to our other third parties. Our enhancement services segment reports interest income and the consumer credit products segment reports interest expense at our weighted average borrowing rate for the excess cash flow generated by the enhancement services segment and used by the consumer credit products segment to fund the growth of cardholder balances.

                               Three Months Ended September 30,
                                            2000
                                            ----

                        Consumer
                         Credit    Enhancement
                        Products    Services      Reconciliation (a)   Consolidated
                        --------    --------      ------------------   ------------

(In thousands)
Interest income....    $  416,509   $    3,337     $   (285,006) (b)    $  134,840
Interest expense...       140,774           --         (105,380) (b)        35,394
                       ----------   ----------     ------------         ----------
  Net interest
    income ........       275,735        3,337         (179,626)            99,446

Other revenue .....       129,207       68,767           41,655            239,629
Total revenue .....       545,716       72,104         (243,351)           374,469

Income before
    income taxes...       137,426 (c)   44,607 (c)     (103,543) (d)        78,490

Total assets ......    $8,447,600   $  160,072     $ (5,385,424) (e)    $3,222,248

                                  Three Months Ended September 30,
                                               1999
                                               ----
                         Consumer
                          Credit       Enhancement
                         Products       Services    Reconciliation(a)  Consolidated
                         --------       --------    -----------------  ------------
(In thousands)
Interest income .....   $   318,131   $     1,235     $  (251,431) (b)  $   67,935
Interest expense ....        93,742            --         (78,017) (b)      15,725
                        -----------   -----------     -----------       ----------
  Net interest
    income ..........       224,389         1,235        (173,414)          52,210

Other revenue .......       100,522        44,636          26,923          172,081
Total revenue .......       418,653        45,871        (224,508)         240,016

Income before
  income taxes
  and extra-
  ordinary loss......       105,143 (c)    24,761 (c)    (78,192) (d)       51,712

Total assets ........   $ 6,672,130   $    97,316    $(4,956,974) (e)  $ 1,812,472



                                      Nine Months Ended September 30,
                                                  2000

                             Consumer
                              Credit     Enhancement
                             Products     Services       Reconciliation (a)  Consolidated
                             --------     --------       ------------------  ------------

(In thousands)
Interest income ........   $ 1,152,033   $     8,239       $  (811,872) (b)   $   348,400
Interest expense .......       378,276            --          (289,992) (b)        88,284
                           -----------   -----------       -----------        -----------
  Net interest
    income .............       773,757         8,239          (521,880)          260,116

Other revenue ..........       373,912       192,367           152,845           719,124
Total revenue ..........     1,525,945       200,606          (659,027)        1,067,524

Income before
    income taxes and
    cumulative effect of
    accounting change...       420,518 (c)   129,150 (c)      (305,311) (d)      244,357

Total assets ...........   $ 8,447,600   $   160,072       $(5,385,424) (e)  $ 3,222,248



                                        Nine Months Ended September 30,
                                                    1999
                                                    ----

                             Consumer
                              Credit      Enhancement
                             Products      Services       Reconciliation (a) Consolidated
                             --------      --------       -------------------------------

(In thousands)

Interest income ........   $   824,900    $     2,995      $   (674,561) (b) $   153,334
Interest expense .......       234,847             --          (199,686) (b)      35,161
                           -----------    -----------      ------------      -----------
  Net interest
    income .............       590,053          2,995          (474,875)         118,173

Other revenue ..........       258,249        123,481            65,504          447,234
Total revenue ..........     1,083,149        126,476          (609,057)         600,568

Income before
    income taxes
    and extra-
    ordinary loss.......       284,928 (c)     68,704 (c)      (218,765) (d)     134,867

Total assets ...........   $ 6,672,130    $    97,316       $(4,956,974) (e) $ 1,812,472

(a) The reconciliation column includes: intercompany eliminations; amounts not allocated to segments; and adjustments to the amounts reported on a managed basis to reflect the effects of securitization.

(b) The reconciliation to consolidated owned interest revenue and interest expense includes the elimination of $3.3 million, $1.2 million, $8.2 million and $3.0 million of intercompany interest received by the enhancement services segment from the consumer credit products segment for the three months ended September 30, 2000 and 1999, and the nine months ended September 30, 2000 and 1999, respectively.

(c) Income before income taxes (and extraordinary loss and cumulative effect of accounting change) includes intercompany commissions paid by the enhancement services segment to the consumer credit products segment for successful marketing efforts to consumer credit products cardholders of $6.4 million, $2.5 million, $10.8 million and $3.9 million for the three months ended September 30, 2000 and 1999, and the nine months ended September 30, 2000 and 1999, respectively.

(d) The reconciliation to the owned income before income taxes includes: unallocated costs related to employee compensation; data processing and communications; third-party servicing expenses; and other expenses. The majority of these expenses, although not allocated for the internal segment reporting used by management, relate to the consumer credit products segment.

(e) Total assets include the assets attributable to corporate functions not allocated to operating segments and the removal of investors interests in securitized loans to present total assets on an owned basis.

NOTE 6 - DEBT AND DEPOSITS

     During July of 2000, we amended and restated our credit facility. The amended credit facility consists of a $170 million revolving credit facility and a $100 million term loan, which mature in July 2003. At September 30, 2000 and December 31, 1999, we had $100 million outstanding under the term loan facility with a weighted average interest rate of 10.0% and 8.7%, respectively. As of September 30, 2000 and December 31, 1999, there were no outstanding borrowings under the revolving credit facility. At September 30, 2000, we were in compliance with all financial covenants under the amended and restated credit facility.

     Direct Merchants Bank issues certificates of deposit of $100,000 or more. As of September 30, 2000 and December 31, 1999, $1.6 billion and $0.8 billion of CDs were outstanding, respectively, with original maturities ranging from six months to five years with fixed interest rates ranging from 5.2% to 7.6%.

     We have various indirect subsidiaries which have not guaranteed the senior notes or credit facility. The following condensed consolidating financial statements of the Company, the Guarantor subsidiaries and the non-guarantor subsidiaries are presented for purposes of complying with SEC reporting requirements. Separate financial statements of the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that the subsidiaries' financial statements would not be material to investors.


                                                         METRIS COMPANIES INC.
                                               Supplemental Consolidating Balance Sheets
                                                          September 30, 2000
                                                        (Dollars in thousands)
                                                               Unaudited

                                                Metris         Guarantor     Non-Guarantor
                                             Companies Inc.  Subsidiaries    Subsidiaries    Eliminations      Consolidated
                                             --------------  ------------    ------------    ------------      ------------
Assets:
Cash and cash equivalents .................   $    44,443    $     6,617    $   261,100    $          --      $   312,160
Net retained interests in loans
   securitized ............................          (418)            --      1,289,696               --        1,289,278
Credit card loans .........................         4,090             --        786,920               --          791,010
Property and equipment, net ...............            --         72,306         47,821               --          120,127
Prepaid expenses and deferred charges                  --         14,063         88,873           (8,186)          94,750
Deferred income taxes .....................        (2,288)        19,852        165,830               --          183,394
Customer base intangible ..................           248             --        100,654               --          100,902
Other receivables due from credit card
   securitizations, net....................            15             --        216,797               --          216,812
Other assets ..............................        14,838         18,431         88,732           (8,186)         113,815
Investment in subsidiaries ................     1,517,975      1,371,815             --       (2,889,790)              --
                                              -----------    -----------    -----------      -----------      -----------
Total assets ..............................   $ 1,578,903    $ 1,503,084    $ 3,046,423      $(2,906,162)     $ 3,222,248
                                              ===========    ===========    ===========      ===========      ===========

Liabilities:
Deposits ..................................   $    (1,000)   $        --    $ 1,633,294       $       --      $ 1,632,294
Debt ......................................       793,701        (69,074)      (368,702)              --          355,925
Accounts payable ..........................          (454)        18,179         86,121           (8,186)          95,660
Current income taxes payable                      (72,589)       (33,165)       114,811               --            9,057
Deferred income ...........................        15,171         39,143        184,015           (8,186)         230,143
Accrued expenses and other liabilities.....        10,697         30,026         25,069               --           65,792
                                              -----------    -----------    -----------      -----------      -----------
Total liabilities .........................       745,526        (14,891)     1,674,608          (16,372)       2,388,871
Total stockholders' equity ................       833,377      1,517,975      1,371,815       (2,889,790)         833,377
                                              -----------    -----------    -----------      -----------      -----------
Total liabilities and
   stockholders' equity....................  $  1,578,903    $ 1,503,084    $ 3,046,423      $(2,906,162)     $ 3,222,248
                                              ===========    ===========    ===========      ===========      ===========

                                                            METRIS COMPANIES INC.
                                                   Supplemental Consolidating Balance Sheets
                                                               December 31, 1999
                                                            (Dollars in thousands)
                                                                   Unaudited

                                            Metris        Guarantor    Non-Guarantor
                                        Companies Inc.  Subsidiaries   Subsidiaries  Eliminations    Consolidated
                                        --------------  ------------   ------------  ------------    ------------
Assets:
Cash and cash equivalents ............   $    43,619    $       309    $   150,505    $        --    $   194,433
Net retained interests in loans
   securitized .......................          (228)            --      1,010,601             --      1,010,373
Credit card loans ....................         2,570             --        131,038             --        133,608
Property and equipment, net ..........            --         33,152         23,762             --         56,914
Prepaid expenses and
   deferred charges ..................            --         26,441         30,930             --         57,371
Deferred income taxes ................        (1,835)        25,241        162,207             --        185,613
Customer base intangible .............            --             --         83,809             --         83,809
Other receivables due from
   credit card securitizations, net ..             5           --          243,973             --        243,978
Other assets .........................        12,951          8,488         57,544             --         78,983
Investment in subsidiaries ...........     1,184,006      1,105,992             --     (2,289,998)            --
                                         -----------    -----------    -----------    -----------    -----------
Total assets .........................   $ 1,241,088    $ 1,199,623    $ 1,894,369    $(2,289,998)   $ 2,045,082
                                         ===========    ===========    ===========    ===========    ===========

Liabilities:
Deposits .............................   $    (1,000)   $        --    $   776,381    $        --    $   775,381
Debt .................................       569,956        (82,779)      (142,165)            --        345,012
Accounts payable .....................           494         12,337         33,019             --         45,850
Current income taxes payable..........        16,183        (10,985)        17,771             --         22,969
Deferred income ......................        22,231         58,856         90,579             --        171,666
Accrued expenses and
   other liabilities..................         9,423         38,188         12,792             --         60,403
                                         -----------    -----------    -----------    -----------    -----------
Total liabilities ....................       617,287         15,617        788,377             --      1,421,281
Total stockholders' equity ...........       623,801      1,184,006      1,105,992     (2,289,998)       623,801
                                         -----------    -----------    -----------    -----------    -----------
Total liabilities and stockholders'
   equity ............................   $ 1,241,088    $ 1,199,623    $ 1,894,369    $(2,289,998)   $ 2,045,082
                                         ===========    ===========    ===========    ===========    ===========

                                                                  METRIS COMPANIES INC.
                                                      Supplemental Consolidating Statements of Income
                                                           Three Months Ended September 30, 2000
                                                                  (Dollars in thousands)
                                                                         Unaudited

                                           Metris        Guarantor     Non-Guarantor
                                       Companies Inc.   Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                       --------------   ------------   ------------     ------------    ------------
Net Interest
   (Expense) Income .................    $ (17,105)      $  (1,606)      $ 118,157       $      --         $  99,446
Provision for loan losses ...........           21              --         110,915              --           110,936
                                         ---------       ---------       ---------       ---------         ---------
Net Interest (Expense) Income After
   Provision for Loan Losses ........      (17,126)         (1,606)          7,242              --           (11,490)
                                         ---------       ---------       ---------       ---------         ---------
Other Operating Income:
Net securitization and credit card
   servicing income .................        2,379               1         108,500              --           110,880
Credit card fees, interchange
   and other credit card income .....       (1,735)            503          61,214              --            59,982
Enhancement services revenues .......           --           9,188          59,579              --            68,767
                                         ---------       ---------       ---------       ---------         ---------
                                               644           9,692         229,293              --           239,629
                                         ---------       ---------       ---------       ---------         ---------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses ...............           --           2,250          34,369              --            36,619
Employee compensation ...............           --          37,969           7,804              --            45,773
Data processing services and
   communications ...................           --           4,061          14,621              --            18,682
Third-party servicing expense .......           --         (25,388)         28,550              --             3,162
Warranty and debt waiver underwriting
   and claims servicing expense .....           --              99           7,161              --             7,260
Credit card fraud losses ............            1              --           2,226              --             2,227
Customer base intangible
   amortization .....................           --              --           3,915              --             3,915
Other ...............................         (396)         22,771           9,636              --            32,011
                                         ---------       ---------       ---------       ---------         ---------
                                              (395)         41,762         108,282              --           149,649
                                         ---------       ---------       ---------       ---------         ---------
(Loss) Income Before Income Taxes
   and Equity in Income
   of Subsidiaries ..................      (16,087)        (33,676)        128,253              --            78,490
Income taxes ........................       (6,178)        (13,341)         49,649              --            30,130
Equity in income of subsidiaries ....       58,269          78,604              --        (136,873)               --
                                         ---------       ---------       ---------       ---------         ---------
Net Income ..........................    $  48,360       $  58,269       $  78,604       $(136,873)        $  48,360
                                         =========       =========       =========       =========         =========


                                                          METRIS COMPANIES INC.
                                             Supplemental Consolidating Statements of Income
                                                  Three Months Ended September 30, 1999
                                                         (Dollars in thousands)
                                                                Unaudited

                                            Metris       Guarantor    Non-Guarantor
                                        Companies Inc.  Subsidiaries   Subsidiaries  Eliminations      Consolidated
                                        --------------  ------------   ------------  ------------      ------------
Net Interest
   (Expense) Income...................    $  (9,088)     $    (385)     $  61,683      $      --      $  52,210
Provision for loan losses ............          177             --         66,875             --         67,052
                                          ---------      ---------      ---------      ---------      ---------
Net Interest (Expense) Income After
   Provision for Loan Losses..........       (9,265)          (385)        (5,192)            --        (14,842)
                                          ---------      ---------      ---------      ---------      ---------
Other Operating Income:
Net securitization and credit card
   servicing income...................        1,229             --         87,848             --         89,077
Credit card fees, interchange
   and other credit card income.......          297            366         37,705             --         38,368
Enhancement services revenues.........           --         12,297         32,339             --         44,636
                                          ---------      ---------      ---------      ---------      ---------
                                              1,526         12,663        157,892             --        172,081
                                          ---------      ---------      ---------      ---------      ---------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses.................           --          7,797         11,306             --         19,103
Employee compensation ................           --         30,973          3,211             --         34,184
Data processing services and
   communications ....................           --          2,285         11,850             --         14,135
Third-party servicing expense.........           --        (18,651)        22,166             --          3,515
Warranty and debt waiver underwriting
   and claims servicing expense.......           --            225          6,290             --          6,515
Credit card fraud losses .............            8             --          1,709             --          1,717
Customer base intangible
   amortization.......................           --             --          7,549             --          7,549
Other ................................         (758)         4,251         15,316             --         18,809
                                          ---------      ---------      ---------      ---------      ---------
                                               (750)        26,880         79,397             --        105,527
                                          ---------      ---------      ---------      ---------      ---------
(Loss) Income Before Income Taxes,
   Equity in Income of Subsidiaries
   and Extraordinary Loss.............       (6,989)       (14,602)        73,303             --         51,712
Income taxes .........................       (2,774)        (6,529)        29,832             --         20,529
Equity in income of subsidiaries......       35,398         43,471             --        (78,869)            --
                                          ---------      ---------      ---------      ---------      ---------
Net Income ............................   $  31,183      $  35,398      $  43,471      $ (78,869)     $  31,183
                                          =========      =========      =========      =========      =========


                                                                     METRIS COMPANIES INC.
                                                        Supplemental Consolidating Statements of Income
                                                             Nine Months Ended September 30, 2000
                                                                    (Dollars in thousands)
                                                                           Unaudited

                                                Metris       Guarantor     Non-Guarantor
                                            Companies Inc.  Subsidiaries   Subsidiaries   Eliminations      Consolidated
Net Interest (Expense) Income .............   $ (49,986)     $   (3,404)   $    313,506    $        --        $ 260,116
Provision for loan losses .................          (1)             --         296,945             --          296,944
                                              ---------       ---------     -----------     ----------        ---------
Net Interest (Expense) Income After
   Provision for Loan Losses...............     (49,985)         (3,404)         16,561             --          (36,828)
                                              ---------       ---------     -----------     ----------        ---------
Other Operating Income:
Net securitization and credit card
   servicing income .......................       7,143              (3)        355,308             --          362,448
Credit card fees, interchange and other
   credit card income......................      (4,932)          1,373         167,868             --          164,309
Enhancement services revenues .............          --          36,907         155,460             --          192,367
                                              ---------       ---------     -----------     ----------        ---------
                                                  2,211          38,277         678,636             --          719,124
                                              ---------       ---------     -----------     ----------        ---------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses.....          --          12,898          92,179             --          105,077
Employee compensation .....................          --         108,742          23,585             --          132,327
Data processing services
   and communications......................          --          11,612          42,057             --           53,669
Third-party servicing expense .............          --         (70,792)         80,411             --            9,619
Warranty and debt waiver underwriting
   and claims servicing expense............          --             917          19,835             --           20,752
Credit card fraud losses ..................           4              --           6,795             --            6,799
Customer base intangible amortization......          --              --          14,107             --           14,107
Other .....................................        (303)         56,233          39,659             --           95,589
                                              ---------       ---------     -----------     ----------        ---------
                                                   (299)        119,610         318,628             --          437,939
                                              ---------       ---------     -----------     ----------        ---------
(Loss) Income Before Income Taxes,
   Equity in Income of Subsidiaries
   and Cumulative Effect of
   Accounting Change.......................     (47,475)        (84,737)        376,569             --          244,357
Income taxes ..............................     (18,325)        (33,481)        146,127             --           94,321
Equity in income of subsidiaries...........     175,748         227,004              --       (402,752)              --
                                              ---------       ---------     -----------     ----------        ---------
Income Before Cumulative Effect of
   Accounting Change ......................     146,598         175,748         230,442       (402,752)         150,036
Cumulative effect of
   accounting change, net..................          --              --           3,438             --            3,438
                                              ---------       ---------     -----------     ----------        ---------
Net Income ................................   $ 146,598       $ 175,748     $   227,004     $ (402,752)       $ 146,598
                                              =========       =========     ===========     ==========        =========


                                                          METRIS COMPANIES INC.
                                             Supplemental Consolidating Statements of Income
                                                  Nine Months Ended September 30, 1999
                                                         (Dollars in thousands)
                                                                Unaudited

                                                   Metris       Guarantor    Non-Guarantor
                                               Companies Inc.  Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                               --------------  ------------  ------------   ------------   ------------
Net Interest (Expense) Income ................   $ (25,256)    $    (897)     $ 144,326       $      --      $ 118,173
Provision for loan losses ....................         283            --        121,842              --        122,125
                                                 ---------     ---------      ---------       ---------      ---------
Net Interest (Expense) Income
   After Provision for Loan Losses............     (25,539)         (897)        22,484              --         (3,952)
                                                 ---------     ---------      ---------       ---------      ---------
Other Operating Income:

Net securitization and credit
   card servicing income .....................       4,644            --        235,512              --        240,156
Credit card fees, interchange
   and other income...........................         838           264         82,495              --         83,597
Enhancement services revenues ................          --        36,446         87,035              --        123,481
                                                 ---------     ---------      ---------       ---------      ---------
                                                     5,482        36,710        405,042              --        447,234
                                                 ---------     ---------      ---------       ---------      ---------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses........          --        26,954        43,887              --          70,841
Employee compensation ........................          --        76,887         8,214              --          85,101
Data processing services
   and communications.........................          --         5,459        31,287              --          36,746
Third-party servicing expenses ...............          --       (49,180)       60,620              --          11,440
Warranty and debt waiver underwriting and
   claims servicing expenses..................          --         2,167        12,812              --          14,979
Credit card fraud losses .....................          16            --         3,814              --           3,830
Customer base intangible amortization.........          --            --        25,681              --          25,681
Other ........................................         490        24,014        35,293              --          59,797
                                                 ---------     ---------     ---------       ---------       ---------
                                                       506        86,301       221,608              --         308,415
                                                 ---------     ---------     ---------       ---------       ---------
(Loss) Income Before Income Taxes,
   Equity in Income of Subsidiaries
   and Extraordinary Loss.....................     (20,563)      (50,488)      205,918              --         134,867
Income taxes .................................      (8,163)      (20,243)       81,948              --          53,542
Equity in income of subsidiaries..............      93,725       123,970            --        (217,695)             --
                                                 ---------     ---------     ---------       ---------       ---------
Income Before Extraordinary Loss..............      81,325        93,725       123,970        (217,695)         81,325
Extraordinary loss from the early
   extinguishment of debt ....................      50,808            --            --              --          50,808
                                                 ---------     ---------     ---------       ---------       ---------
Net Income ...................................   $  30,517     $  93,725     $ 123,970       $(217,695)      $  30,517
                                                 =========     =========     =========       =========       =========

                                                           METRIS COMPANIES INC.
                                        Supplemental Condensed Consolidating Statements of Cash Flows
                                                   Nine Months Ended September 30, 2000
                                                           (Dollars in thousands)
                                                                 Unaudited

                                                         Metris      Guarantor     Non-Guarantor
                                                     Companies Inc.  Subsidiaries  Subsidiaries   Consolidated
                                                     --------------  ------------  ------------   ------------
Operating Activities:
Net cash (used in) provided by
   operating activities............................   $   (85,127)   $   (81,397)   $   544,122    $   377,598
                                                      -----------    -----------    -----------    -----------
Investing Activities:
Net proceeds from sales and repayments of
   securitized loans ..............................            --             --        176,964        176,964
Net loans originated or collected .................        (1,768)            --     (1,057,156)    (1,058,924)
Credit card portfolio acquisition .................            --             --       (195,597)      (195,597)
Additions to premises and equipment ...............            --        (45,960)       (26,375)       (72,335)
                                                      -----------    -----------    -----------    -----------
Net cash used in investing activities .............        (1,768)       (45,960)    (1,102,164)    (1,149,892)
                                                      -----------    -----------    -----------    -----------
Financing Activities:
Net increase in deposits ..........................            --             --        856,913        856,913
Net increase (decrease) in debt ...................       223,744         13,705       (226,536)        10,913
Cash dividends paid ...............................        (2,030)            --             --         (2,030)
Net (decrease) increase in equity .................      (133,995)       119,960         38,260         24,225
                                                      -----------    -----------    -----------    -----------
Net cash provided by financing activities .........        87,719        133,665        668,637        890,021
                                                      -----------    -----------    -----------    -----------
Net increase in cash and cash equivalents .........           824          6,308        110,595        117,727
Cash and cash equivalents at beginning of
   period .........................................        43,619            309        150,505        194,433
                                                      -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period ........   $    44,443    $     6,617    $   261,100    $   312,160
                                                      ===========    ===========    ===========    ===========

                                                           METRIS COMPANIES INC.
                                        Supplemental Condensed Consolidating Statements of Cash Flows
                                                    Nine Months Ended September 30, 1999
                                                           (Dollars in thousands)
                                                                 Unaudited

                                                         Metris       Guarantor    Non-Guarantor
                                                     Companies Inc.  Subsidiaries  Subsidiaries    Consolidated
                                                     --------------  ------------  ------------    ------------
Operating Activities:
Net cash (used in) provided by
   operating activities...........................    $      (878)   $   (17,178)   $   242,724    $   224,668
                                                      -----------    -----------    -----------    -----------
Investing Activities:
Proceeds from repayments of
   securitized loans ..............................            --             --        581,161        581,161
Net loans originated or collected .................       (14,222)            --       (232,805)      (247,027)
Credit card portfolio acquisition .................            --             --     (1,156,673)    (1,156,673)
Additions to premises and equipment ...............            --        (15,077)       (18,504)       (33,581)
                                                      -----------    -----------    -----------    -----------
Net cash provided by (used in)
   investing activities ...........................       (14,222)       (15,077)      (826,821)      (856,120)
                                                      -----------    -----------    -----------    -----------
Financing Activities:
Net increase in deposits ..........................            --             --        588,297        588,297
Net increase (decrease) in debt ...................       317,500       (106,357)       (77,252)       133,891
Cash dividends paid ...............................          (829)          (804)           804           (829)
Net (decrease) increase in equity .................      (296,994)       139,723        158,308          1,037
                                                      -----------    -----------    -----------    -----------
Net cash provided by financing activities .........        19,677         32,562        670,157        722,396
                                                      -----------    -----------    -----------    -----------
Net increase in cash and cash equivalents .........         4,577            307         86,060         90,944
Cash and cash equivalents at beginning of period...        (5,007)          (156)        42,510         37,347
                                                      -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period ........   $      (430)   $       151    $   128,570    $   128,291
                                                      ===========    ===========    ===========    ===========

ITEM 2.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. ("MCI") and its subsidiaries, the "Company," including Direct Merchants Credit Card Bank, N.A., which may be referred to as "we," "us" and "our." This discussion should be read in conjunction with the following documents for a full understanding of our financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1999 Annual Report to Shareholders; our annual report on Form 10-K for the fiscal year ended December 31, 1999; and our Proxy Statement for the 2000 Annual Meeting of Shareholders. In addition, this discussion should be read in conjunction with our quarterly report on Form 10-Q for the period ended September 30, 2000, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.

Results of Operations

     Net income for the three months ended September 30, 2000, was $48.4 million, up from $31.2 million for the third quarter of 1999. Earnings per share for the three months ended September 30, 2000, was $0.52 compared to $0.36 per share for the third quarter of 1999. The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $8.2 billion for the third quarter 2000 from $6.6 billion for the third quarter 1999, an increase of 25%, and growth in total credit card accounts to
4.4 million at September 30, 2000, from 3.5 million at September 30, 1999. Enhancement services revenues continue to contribute to the net income growth due to continued strong product sales. At September 30, 2000, combined active enhancement members totaled over 6.0 million.

     Net income for the nine months ended September 30, 2000 was $146.6 million, up from $30.5 million for the first nine months of 1999. Net income reported for the nine- month period ended September 30, 2000 includes the $3.4 million cumulative effect of accounting change described below. Net income for the nine months ended September 30, 1999, includes the $50.8 million extraordinary loss related to the early extinguishment of the 12% Lee Senior Notes. Without these items, reported earnings would have been $150.0 million and $81.3 million for the nine-month periods ended September 30, 2000 and 1999, respectively. Reported earnings per share for the nine months ended September 30, 2000, was $1.60, compared to a loss of $1.53 per share for the same period in 1999. The reported earnings per share for the nine-month period ended September 30, 2000 was reduced by $0.04 due to the cumulative effect of accounting change described below. The loss per share reported for the third quarter of 1999 included the $152.4 million one-time, non-cash accounting impact from the issuance of the Series C Perpetual Convertible Preferred Stock and the extinguishment of the Series B Perpetual Convertible Preferred Stock, the 12% Senior Notes and the ten-year warrants. Without the impact of these charges, earnings per share would have been $1.64 and $1.02 for the nine months ended September 30, 2000 and 1999, respectively. The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $7.7 billion for the nine months ended September 30, 2000, from $5.7 billion for the same period in 1999, an increase of 36%. In addition, credit card and interchange fee income increased due to an increase in credit card charge volume, which was $5.6 billion for the first nine months of 2000, a 50% increase over the same period in 1999.

     Net income for the nine months ended September 30, 2000, was reduced by a $3.4 million net impact for the adoption of Staff Accounting Bulletin 101 - "Revenue Recognition in Financial Statements" issued December 1999 for our debt waiver products. This adjustment reduced reported earnings per share by $0.04 for the nine months ended September 30, 2000, and is reported as the cumulative effect of accounting change in the consolidated statements of income.

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

     Our managed loan portfolio is comprised of credit card loans, retained interests in loans securitized and the investors' share of securitized credit card loans. The investors' share of securitized credit card loans is not an asset of ours, therefore, we do not show it on our consolidated balance sheets. The following tables summarize our managed loan portfolio:

                                        September 30,  December 31,  September 30,
                                            2000           1999          1999
                                            ----           ----          ----
(Dollars in thousands)
Period-end balances
Credit card loans:
   Credit card loans .................   $  909,605    $  145,783     $   29,462
   Retained interests in loans
       securitized ...................    1,899,958     1,617,226      1,516,310
   Investors' interests in
       securitized loans .............    5,695,276     5,518,313      5,139,303
                                         ----------    ----------     ----------
Total managed loan portfolio .........   $8,504,839    $7,281,322     $6,685,075
                                         ==========    ==========     ==========



                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30,                        September 30,
                                                                    -------------                        -------------
                                                                2000             1999               2000            1999
                                                                ----             ----               ----            ----
(Dollars in thousands)
Average balances
Credit card loans:
   Credit card loans .....................................   $  731,331     $   61,588          $  471,738      $   61,216
   Retained interests in loans securitized ...............    1,877,956      1,269,414           1,820,697         942,775
   Investors' interests in securitized loans .............    5,601,047      5,257,414           5,434,233       4,679,000
                                                             ----------     ----------          ----------      ----------
Total managed loan portfolio .............................   $8,210,334     $6,588,416          $7,726,668      $5,682,991
                                                             ==========     ==========          ==========      ==========

Impact of Credit Card Securitizations

     The following table provides a summary of the effects of credit card securitizations on selected line items of our statements of income for each of the periods presented, as well as selected financial information on both an owned and managed loan portfolio basis:

                                       Three Months Ended               Nine Months Ended
                                         September 30,                    September 30,
                                         -------------                    -------------
                                      2000            1999             2000            1999
                                      ----            ----             ----            ----
(Dollars in thousands)
Statements of Income
  (owned basis):
   Net interest income .......      $  99,446       $  52,210       $ 260,116       $ 118,173
   Provision for loan losses .        110,936          67,052         296,944         122,125
   Other operating income ....        239,629         172,081         719,124         447,234
   Other operating expense ...        149,649         105,527         437,939         308,415
                                    ---------       ---------       ---------       ---------
   Income before income taxes,
      extraordinary loss and
      cumulative effect of
      accounting change ......      $  78,490       $  51,712       $ 244,357       $ 134,867
                                    =========       =========       =========       =========

Adjustments for
   Securitizations:
   Net interest income .......      $ 179,626       $ 173,414       $ 521,880       $ 474,875
   Provision for loan losses .        137,971         146,491         369,035         409,371
   Other operating income ....        (41,655)        (26,923)       (152,845)        (65,504)
   Other operating expense ...             --              --              --              --
                                    ---------       ---------       ---------       ---------
   Income before income taxes,
      extraordinary loss and
      cumulative effect of
      accounting change ......      $      --       $      --         $    --         $    --
                                    =========       =========       =========       =========

Statements of Income
  (managed basis):
   Net interest income .......      $ 279,072       $ 225,624       $ 781,996       $ 593,048
   Provision for loan losses .        248,907         213,543         665,979         531,496
   Other operating income ....        197,974         145,158         566,279         381,730
   Other operating expense ...        149,649         105,527         437,939         308,415
                                    ---------       ---------       ---------       ---------
   Income before income taxes,
      extraordinary loss and
      cumulative effect of
      accounting change ......      $  78,490       $  51,712       $ 244,357       $ 134,867
                                    =========       =========       =========       =========

                                             Three Months Ended                   Nine Months Ended
                                               September 30,                        September 30,
                                               -------------                        -------------
                                         2000                 1999            2000                 1999
                                         ----                 ----            ----                 ----
(Dollars in thousands)
Other Data:
Owned Basis:
Average interest-earning assets      $  2,824,446       $  1,458,894       $  2,480,251       $  1,140,608
Return on average assets* .....               6.4%               7.6%               7.5%               8.4%
Return on average total equity*              24.0%              21.4%              27.0%              21.0%
Net interest margin (1) .......              14.0%              14.2%              14.0%              13.9%
Managed Basis:
Average interest-earning assets      $  8,425,493       $  6,716,308       $  7,914,484       $  5,819,608
Return on average assets* .....               2.2%               1.8%               2.4%               1.8%
Return on average total equity*              24.0%              21.4%              27.0%              21.0%
Net interest margin (1) .......              13.2%              13.3%              13.2%              13.6%

(1) Net interest margin is equal to annualized net interest income divided by average interest-earning assets.

*1999 nine-month periods presented before extraordinary loss.


Risk-Based Pricing

     We price credit card offers based on a prospect's risk profile prior to solicitation or upon receipt of a completed application. We evaluate a prospect to determine credit needs, credit risk and existing credit availability and then develop a customized offer that includes the most appropriate product, brand, pricing and credit line. After customers open credit card accounts, we periodically monitor customers' internal and external credit performance and periodically recalculate behavior, revenue, attrition and bankruptcy predictors. Customers' risk profiles are re-evaluated on a regular basis, and the lending relationship can evolve to include more competitive (or more restrictive) pricing and product configurations. These analyses consider the overall profitability of accounts using both credit information and the profitability from selling enhancement services to the customers.

Net Interest Income

     Net interest income consists primarily of interest earned on our credit card loans, less interest expense on borrowings to fund the loans. Managed net interest income for the three- and nine-month periods ended September 30, 2000, was $279.1 million and $782.0 million compared to $225.6 million and $593.0 million for the same periods in 1999. The increase was primarily due to $1.6 billion and $2.0 billion increases in average managed loans over the comparable periods in 1999, partially offset by a reduction in net interest margin.

     Managed net interest margin was 13.2% for both the three- and nine-month periods ended September 30, 2000, compared to 13.3% and 13.6% for the same periods in 1999. The third quarter and year-to-date periods of 2000 net interest margins were negatively impacted by the interest rate increases made by the Federal Reserve during the year. The decrease in the net interest margin from the nine-month period ended September 30, 1999, is also due to an unusually high margin in the first quarter of 1999 due to the Company's repricing of the acquired PNC portfolio and approximately 25 percent of the Metris core portfolio late in 1998. Financing costs as a percentage of borrowings for the third quarter and year-to-date periods of 2000 were 7.4% and 7.1%, compared with 6.1% and 6.0% in the same periods of 1999. The increases in borrowing rates for the current-year periods are the result of interest rate increases made by the Federal Reserve during the year.

     The following tables provide an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three- and nine-month periods ended September 30, 2000 and 1999:

Analysis of Average Balances, Interest and Average Yields and Rates

                                                                              Three Months Ended September 30,
                                                                     2000                                           1999
                                        ---------------------------------------------- ---------------------------------------------
                                            Average                          Yield/         Average                       Yield/
                                            Balance          Interest         Rate          Balance         Interest       Rate
                                            -------          --------         ----          -------         --------       ----
(Dollars in thousands)
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold...................   $      149,496   $      2,444            6.5%   $       73,090     $       915        5.0%
Short-term investments...............           65,663          1,070            6.5%           54,802             683        4.9%
Credit card loans and
 retained interests in loans
 securitized.........................        2,609,287        131,326           20.0%        1,331,002          66,337       19.8%
                                        ---------------  ------------      ----------   --------------     -----------    --------
Total interest-earning assets........   $    2,824,446   $    134,840           19.0%   $    1,458,894     $    67,935       18.5%

Other assets.........................          889,667             --             --           690,323              --          --
Allowances for loan losses...........         (713,028)            --             --          (526,156)             --          --
                                        --------------                                  ---------------
Total assets.........................   $     3,001,085            --             --    $    1,623,061              --          --
                                        ===============                                 ==============
Liabilities and Equity:
Interest-bearing liabilities:
Deposits.............................   $     1,403,696  $     24,321            6.9%   $      437,861    $      6,451        5.9%
Debt.................................           353,626        11,073           12.5%          338,784           9,274       10.9%
                                        ---------------  ------------      ----------   --------------    ------------  ----------
Total interest-bearing
   liabilities.......................   $     1,757,322  $     35,394            8.0%   $      776,645    $     15,725        8.0%

Other liabilities....................           440,522            --              --          267,106              --          --
                                        ---------------                                 --------------
Total liabilities....................         2,197,844            --              --        1,043,751              --          --
Stockholders' equity.................           803,241            --              --          579,310              --          --
                                        ---------------                                 --------------
Total liabilities and equity.........   $     3,001,085            --              --   $    1,623,061              --          --
                                        ===============                                 ==============
Net interest income and
   interest margin (1)...............                --  $     99,446           14.0%               --    $     52,210       14.2%
Net interest rate spread (2).........                --            --           11.0%               --              --       10.5%

Managed Basis
Credit card loans....................   $     8,210,334  $    412,996           20.0%  $     6,588,416    $    316,533       19.1%
Total interest-earning assets........         8,425,493       416,509           19.6%        6,716,308         318,131       18.8%
Total interest-bearing
   liabilities.......................         7,358,369       137,437            7.4%        6,034,060          92,507        6.1%
Net interest income and
   interest margin (1)...............                --  $    279,072           13.2%               --    $    225,624       13.3%
Net interest rate spread (2).........                --            --           12.2%               --              --       12.7%


(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

                                                                 Nine Months Ended September 30,
                                                      2000                                           1999
                                  ---------------------------------------------- ----------------------------------------------
                                      Average                          Yield/         Average                        Yield/
                                      Balance          Interest         Rate          Balance         Interest        Rate
                                      -------          --------         ----          -------         --------        ----
(Dollars in thousands)
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold ..........      $   118,939       $     5,540        6.2%      $    94,202       $     3,390        4.8%
Short-term investments ......           68,877             3,007        5.8%           42,415             1,495        4.7%
Credit card loans and
 retained interests in loans
 securitized ................        2,292,435           339,853       19.8%        1,003,991           148,449       19.8%
                                   -----------       -----------      -----       -----------       -----------      -----
Total interest-earning assets      $ 2,480,251       $   348,400       18.8%      $ 1,140,608       $   153,334       18.0%

Other assets ................          798,234                --         --           623,956                --         --
Allowances for loan losses ..         (674,808)               --         --          (476,423)               --         --
                                   -----------                                    -----------
Total assets ................      $ 2,603,677                --         --       $ 1,288,141                --         --
                                   ===========                                    ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits ....................      $ 1,131,089       $    56,369        6.7%          211,113       $     9,013        5.7%
Debt ........................          352,478            31,915       12.1%          313,202            26,148       11.2%
                                   -----------       -----------      -----       -----------       -----------      -----
Total interest-bearing
   liabilities ..............      $ 1,483,567       $    88,284        7.9%      $   524,315       $    35,161        9.0%

Other liabilities ...........          393,925                --         --           245,428                --         --
                                   -----------                                    -----------
Total liabilities ...........        1,877,492                --         --           769,743                --         --
Stockholders' equity ........          726,185                --         --           518,398                --         --
                                   -----------                                    -----------
Total liabilities and equity       $ 2,603,677                --         --       $ 1,288,141                --         --
                                   ===========                                    ===========
Net interest income and
   interest margin (1) ......             --         $   260,116       14.0%               --       $   118,173       13.9%
Net interest rate spread (2)              --                  --       10.9%               --                --        9.0%

Managed Basis
Credit card loans ...........      $ 7,726,668       $ 1,143,487       19.8%      $ 5,682,991       $   820,015       19.3%
Total interest-earning assets        7,914,484         1,152,033       19.4%        5,819,608           824,900       19.0%
Total interest-bearing
   liabilities ..............        6,917,800           370,037        7.1%        5,203,314           231,852        6.0%
Net interest income and
   interest margin (1) ......             --         $   781,996       13.2%               --       $   593,048       13.6%
Net interest rate spread (2)              --                  --       12.3%               --                --       13.0%


(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.

(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

Other Operating Income

     Other operating income contributes substantially to our results of operations, representing 71% and 73% of owned revenues for the three- and nine-month periods ended September 30, 2000, respectively.

     Other operating income increased $67.5 million and $271.9 million for the three- and nine-month periods ended September 30, 2000, over the comparable periods in 1999. These increases are primarily due to the $21.8 million and $122.3 million increases in income generated from net securitization and credit card servicing income as a result of increases in average managed loans. For the three- and nine-month periods ended September 30, 2000, credit card fees, interchange and other credit card income increased $21.6 million and $80.7 million over the comparable periods in 1999. These increases were primarily due to the growth in total accounts and loans in the managed credit card portfolio. The increase for the nine-month period ended September 30, 2000, also includes the favorable impact of $12.1 million related to the operational policy change in the billing of overlimit fees. Previously we charged a customer an overlimit fee at the time the customer statement was generated. Our new policy is to charge the overlimit fee at the time the customer's account exceeds the credit limit.

     Additionally, enhancement services revenues increased by $24.1 million and $68.9 million for the three- and nine-month periods ended September 30, 2000. These increases reflect the strong sales of our debt waiver product and the increase in membership program revenues resulting from increased account penetration for membership programs and additional product offers to third-parties' cardholders.

Other Operating Expense

     Total other operating expenses for the three- and nine-month periods ended September 30, 2000, increased $44.1 million and $129.5 million over the comparable periods in 1999, largely due to costs associated with the growth of our business activities. Employee compensation increased $11.6 million and $47.2 million for the three- and nine-month periods ended September 30, 2000, due to increased staffing needs to support the increase in credit card accounts and enhancement services active member growth and increased collections and customer service staff. Other expenses increased $13.2 million and $35.8 million for the three- and nine-month periods ended September 30, 2000, due to increased fees associated with increased credit card volume and higher professional fees. Also, credit card account and other product solicitation and marketing expenses increased $17.5 million and $34.2 million over the comparable periods in 1999, largely due to the increase in enhancement services marketing activity and additional costs associated with our credit card marketing activity which resulted in over 1.3 million new credit card accounts during the first nine months of 2000.

Income Taxes

     Our provision for income taxes includes both federal and state income taxes. Applicable income tax expense was $30.1 million and $94.3 million for the three- and nine-month periods ended September 30, 2000, compared to $20.5 million and $53.5 million for the same periods in 1999. This tax expense represents an effective tax rate of 38.6% for the nine-month period ended September 30, 2000, compared to 39.7% for the same period in 1999.

Asset Quality

     Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts. At September 30, 2000, 63% of managed accounts and 51% of managed loans were less than 36 months old.

     For the quarter ended September 30, 2000, our managed net charge-off ratio was 9.8% compared to 8.8% for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, the net charge-off rate stood at 9.7% compared to 9.4% for the nine months ended September 30, 1999. Without the impact of purchase accounting related to acquired portfolios, the charge-off rate was 9.9% and 10.0% for the three- and nine-month periods ended September 30, 2000, compared to 10.3% and 10.6% for the same periods of 1999. Our charge-offs have been stable, with losses between 9.7% and 11.0% for the last eleven quarters. We believe, consistent with our statistical models and other credit analysis, that this rate will continue to fluctuate between 9.5% and 10.5% over the next few quarters.

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


Managed Loan Delinquency

                         September 30,       % of      December 31,       % of     September 30,      % of
                             2000           Total         1999           Total         1999          Total
                             ----           -----         ----           -----         ----          -----
(Dollars in thousands)
Managed loan
   portfolio.......       $8,504,839         100%      $7,281,322         100%      $6,685,075         100%
Loans contractually
   delinquent:
     30 to 59 days .         220,791         2.6%         168,882         2.3%         166,616         2.5%
     60 to 89 days .         157,923         1.9%         117,740         1.6%         116,097         1.7%
     90 or more days         319,031         3.7%         270,092         3.7%         218,034         3.3%
                          ----------       -----       ----------       -----       ----------       -----
      Total .......       $  697,745         8.2%      $  556,714         7.6%      $  500,747         7.5%
                          ==========       =====       ==========       =====       ==========       =====

     The above numbers reflect the continued seasoning of our managed loan portfolio. Without the impact of purchase accounting related to acquired portfolios, delinquency rates were 8.3%, 7.8% and 8.1%, respectively. We intend to continue to focus our resources on our collection efforts to minimize the negative impact to net loan losses that results from increased delinquency levels.

Net Charge-Offs

     Net charge-offs include the principal amount of losses from cardholders unwilling or unable to pay their loan balances, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged against the related income at the time of charge-off.

     During the quarter ended March 31, 2000, we changed our policy for secured card accounts to charge off accounts 120 days contractually delinquent. Prior to the first quarter our charge-off policy for secured card accounts was the same as our overall charge-off policy, which is to charge off accounts 180 days contractually delinquent. This change was made based on our experience that secured card customers who are 120 days delinquent more closely resemble recovery accounts. The following charge-off amounts on an owned and managed basis reflect the $1.2 million charge-off related to this policy change for the nine months ended September 30, 2000.

     The following table presents our net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:

                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                      September 30,
                                                     -------------                      -------------
                                                 2000             1999              2000             1999
                                                 ----             ----              ----             ----
(Dollars in thousands)
Owned basis:
     Average loans and retained
        interests in loans securitized
        outstanding ....................      $2,609,287       $1,331,002       $2,292,435       $1,003,991
     Net charge-offs ...................          69,289           25,541          172,586           66,081
     Net charge-offs as a percentage
        of average loans outstanding (1)            10.6%             7.6%            10.1%             8.8%
                                              ==========       ==========       ==========       ==========

Managed basis:
     Average loans outstanding .........      $8,210,334       $6,588,416       $7,726,668       $5,682,991
     Net charge-offs ...................         202,716          145,421          561,695          397,672
     Net charge-offs as a percentage of
        average loans outstanding(1) ...             9.8%             8.8%             9.7%             9.4%
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

     The provision for loan losses on a managed basis for the three- and nine-month periods ended September 30, 2000, totaled $248.9 million and $666.0 million compared to a provision of $213.5 million and $531.5 million for the three- and nine-month periods ended September 30, 1999. The increase for the three- and nine-month periods ended September 30, 2000, as compared to the three- and nine-month periods ended September 30, 1999, is primarily reflective of the increase in loans. The allowance for loan losses on a managed basis was 8.6% at September 30, 2000, compared to 8.3% at September 30, 1999.

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

     At September 30, 2000 and 1999, we had received cumulative net proceeds of approximately $5.7 billion and $5.1 billion, respectively, from sales of credit card loans to the trust and conduits. We used cash generated from these transactions to fund credit card loan portfolio growth and reduce borrowings. We rely upon the securitization of our credit card loans to fund portfolio growth. To date, we have completed securitization transactions on terms that we believe are satisfactory. Our ability to securitize our assets depends on the favorable investor demand and legal, regulatory and tax conditions for securitization transactions, as well as continued favorable performance of our securitized portfolio of receivables. Any adverse change could force us to rely on other potentially more expensive funding sources, and in the worst case scenario, could create liquidity risks if other funding is unavailable or significantly limit our ability to grow.

     Direct Merchants Bank issues certificates of deposit of $100,000 or more. As of September 30, 2000 and December 31, 1999, $1.6 billion and $0.8 billion of CDs were outstanding, respectively, with original maturities ranging from six months to five years with fixed interest rates ranging from 5.2% to 7.6%.

     As of September 30, 2000, we had a $170 million, three-year revolving credit facility and a $100 million, three-year term loan. At September 30, 2000, we were in compliance with all financial covenants under these agreements. At September 30, 2000, and December 31, 1999, we had $100 million of outstanding borrowings under the term loan facility for both periods.

     As the portfolio of credit card loans grows our funding needs will increase accordingly. We believe that our cash flow from operations, asset securitization, long term debt, subsidiary bank deposits, bank loans and equity will provide us with adequate liquidity for meeting anticipated cash needs, although no assurance can be given to that effect.

Newly Issued Pronouncements

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. It requires enterprises to recognize, upon transfer of financial assets, the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. We are evaluating the financial impact the adoption of this statement will have on our financial statements.

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

     Our primary owned and managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime Rate. Retained interests in loans securitized and loans held for securitization are funded through a combination of cash flow from operations, subsidiary bank deposits, our $270 million bank credit facility, $250 million in senior notes, and equity issuance. Our securitized loans are owned by a trust and bank-sponsored multiseller receivables conduits, which have committed funding indexed to variable commercial paper rates, as well as term funding which is either directly indexed to LIBOR or at fixed rates. The $270 million bank credit facility has pricing that is indexed to the variable London Interbank Offered Rate ("LIBOR") or a Prime Rate. At September 30, 2000, approximately 12.7% of the trust and conduit funding of securitized receivables was funded with fixed-rate certificates.

     Including the impact of interest rate derivative transactions with the trust and conduit funding, in an interest rate environment with rates significantly below current rates, 87.3% of the funding for the securitized loan portfolio is indexed to floating commercial paper and LIBOR rates. In an interest rate environment with rates significantly above current rates, the potentially negative impact on earnings of higher interest expense is mitigated by the fixed rate funding and interest rate cap contracts.

     The approach used by management to quantify interest rate risk is a sensitivity analysis which management believes best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points. Assuming no counteractive measures by management, a 200 basis point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, will result in an increase in net income of approximately $32.8 million relative to a base case over the next 12 months; while a decrease of 200 basis points will result in a reduction in net income of approximately $32.8 million. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our cardholders. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

                           Part II. Other Information

Item 1.        Legal Proceedings

               We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations. In July 2000 an Amended Complaint was filed in Hennepin County Court in Minneapolis, Minnesota against Metris Companies Inc., Metris Direct, Inc. and Direct Merchants Credit Card Bank. The complaint seeks damages in unascertained amounts and purports to be a class action complaint on behalf of all cardholders who were issued a credit card by Direct Merchants Credit Card Bank and were assessed fees or charges that the cardholder did not authorize. Specifically, the complaint alleges violations of the Minnesota Prevention of Consumer Fraud Act, the Minnesota Deceptive Trade Practices Act and breach of contract. We filed our answer to the complaint in August 2000. To date, the complaint has not been certified as a class action claim. We believe we have numerous substantive legal defenses to these claims and are prepared to vigorously defend the case. Because we are unable to estimate the damages at this time, there can be no assurance that defense or resolution of these matters will not have a material adverse effect on our financial position.

Item 2.        Changes in Securities

               Not applicable

Item 3.        Defaults Upon Senior Securities

               Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders

               (a) and (c). The Company held a special meeting of stockholders on September 14, 2000, and the matters voted on in that meeting were the following:

               The approval of an amendment to the Amended and Restated Certificate of Incorporation of Metris Companies Inc. to increase the authorized number of shares of common stock from 100,000,000 to 300,000,000.



                    For      Against   Withheld   Abstentions   Broker Non-Vote
                    ---      -------   --------   -----------   ---------------
                74,680,732  8,859,707    None       45,977            None


Item 5.         Other Information

                Not applicable

Item 6.         Exhibits and Reports on Form 8-K

               (a) Exhibits:

                    3.1 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Metris Companies Inc.

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

                              METRIS COMPANIES INC.


Signature                       Title                               Date
---------                       -----                               ----

Principal financial officer:    Chief Financial Officer        November 13, 2000

/s/ Benson Woo
--------------
Benson Woo



Principal accounting officer:   Executive Vice President,      November 13, 2000
                                Finance, Corporate Controller

/s/ Jean C. Benson
------------------
Jean C. Benson