Form 10-K
period 2000-12-31
METRIS COMPANIES INC
filed 2001-03-28
CIK 1021061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                              001-12351
         December 31, 2000                            Commission file number

                              --------------------

                              METRIS COMPANIES INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    41-1849591
    (State of Incorporation)               (I.R.S. Employer Identification No.)

            10900 Wayzata Boulevard, Minnetonka, Minnesota 55305-1534
                    (Address of principal executive offices)

                                 (952) 525-5020
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $.01 Par Value

        Securities registered pursuant to section 12(g) of the Act: None


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

As of March 21, 2001, 62,494,640 shares of the Registrant's Common Stock were outstanding and the aggregate market value of common stock held by non-affiliates of the Registrant on that date was approximately $1,287,389,584 based upon the closing price on the New York Stock Exchange on March 21, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference in Parts II and IV.

Certain portions of the Proxy Statement for the Annual Meeting of Shareholders of Metris Companies Inc. to be held on May 9, 2001, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, are incorporated by reference in Part III.

                                TABLE OF CONTENTS

PART I

                                                                           Page

Item 1. Business............................................................ 2

Item 2. Properties..........................................................28

Item 3. Legal Proceedings...................................................29

Item 4. Submission of Matters to a Vote of Security Holders.................29


PART II

Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters.............................................29

Item 6. Selected Financial Data.............................................29

Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................29

Item 7A.Quantitative and Qualitative Disclosures
            About Market Risk...............................................30

Item 8. Financial Statements and Supplementary Data.........................31

Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................71


PART III

Item 10. Directors and Executive Officers of the Registrant.................71

Item 11. Executive Compensation.............................................71

Item 12. Security Ownership of Certain Beneficial
             Owners and Management..........................................71

Item 13. Certain Relationships and Related Transactions.....................71


PART IV

Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K........................................72

Signatures..................................................................73

Exhibit Index...............................................................75

PART I

Item 1.  Business

     Metris Companies Inc. ("MCI") and its subsidiaries which may be referred to as "we," "us," "our," and the "Company," is an information-based direct marketer and provider of consumer lending products and enhancement services, primarily to moderate-income consumers. Our consumer lending products are primarily unsecured and secured credit cards issued by our subsidiary, Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"). Our customers and prospects include individuals for whom credit bureau information is available ("external prospects") and persons identified through other third-party sources including customer lists and databases. We market our enhancement services, including debt waiver programs, membership clubs, extended service plans, and third-party insurance, to our credit card customers, customers of third parties and the broad market.

     MCI was incorporated in Delaware on August 20, 1996, and completed an initial public offering in October 1996. Our principal subsidiaries are Direct Merchants Bank, Metris Direct, Inc and Metris Receivables, Inc. During the third quarter of 1998, Fingerhut Companies, Inc., which held approximately 83% of our common stock, distributed its remaining interest in us to their shareholders in a tax-free spin off.

Business Segments

     We measure performance and operate in two business segments:

     * Consumer Lending Products, which are primarily unsecured and secured credit cards issued by Direct Merchants Bank; and

     * Enhancement Services, which include debt waiver programs, membership clubs, extended service plans and third-party insurance offered to our credit card customers, customers of third parties and the broad market.

     We receive income from our consumer lending products through:

          * interest charges and other finance charges assessed on outstanding credit card loans;

          * credit card fees (including, for example, annual membership, cash advances, overlimit fees, and past due fees); and

          *    interchange fees.

     The primary expenses of this business are:

          *    the costs of funding the loans;

          * provisions for loan losses and operating expenses including employee compensation, account solicitation and marketing expenses; and

          *    data processing and servicing expenses.

     Profitability is affected by:

          *    response and approval rates to solicitation efforts;

          *    loan growth;

          *    interest spreads on loans;

          *    credit card usage;

          *    credit quality (delinquencies and charge-offs);

          *    card cancellations; and

          *    fraud losses.

     In addition to sales to third parties, the enhancement services business derives benefits from our consumer lending products business because we cross-sell these services to our credit cardholders. Nonetheless, our two business segments are different with respect to the factors that affect profitability, including how income is generated and how expenses are incurred. These differences require us to manage our operations separately.

     We receive revenue from our enhancement services through fees for those services.

     Expenses include costs of:

          *    solicitation;

          *    underwriting and claims servicing expenses;

          *    fees paid to third parties; and

          *    other operating expenses.

     The primary factors that affect profitability for this business are:

          *    response rates to solicitation efforts;

          *    returns or cancel rates;

          *    renewal rates; and

          *    claims rates.

     Our consumer lending business primarily targets moderate-income consumers whom we believe have historically been overlooked by other credit card companies. We target and evaluate prospective customers in this market by using our proprietary scoring techniques, together with information from credit bureaus and other customer lists and databases, to determine a potential customer's creditworthiness. We also use sophisticated modeling techniques to evaluate the expected risk, responsiveness, and profitability of each prospective customer and to offer and price the products and services we believe to be appropriate for each customer. (See more detailed discussion following under "Business Lines.")

Strategy

     The principal components of our strategy are the following:

     Identify and solicit additional external prospects for credit cards. We intend to continue adding moderate-income consumers through the use of our own internally developed risk models. We have developed our own proprietary credit risk modeling system. By incorporating individual credit information from the major credit bureaus into this proprietary modeling system and eliminating those individuals contained in the Fingerhut suppression and bad debt file, we expect to generate additional customer relationships from external prospects.

     Use risk-based pricing. We determine the specific pricing for an individual's credit card offer through the prospective customer's risk profile and expected responsiveness prior to solicitation, a practice known as "risk-based pricing." We believe the use of risk-based pricing allows us to maximize the profitability of a customer relationship.

     Pursue acquisitions of credit card portfolios and other businesses. We expect to continue to pursue acquisitions of credit card portfolios and/or other businesses whose customers fit our product and target market profile or which otherwise strategically fit with our business.

     Increase the number of third-party customers using our products and services. We will seek to access additional customers for our products and services by establishing relationships with third parties. Our strategy is to continue to use our proprietary risk, response and profitability models to solicit strategic partners' customers for credit cards, and to focus our cross-selling activities in order to increase the volume of enhancement services products purchased by these customers.

     Sell multiple products and services to each customer. We intend to use interactions with our customers to sell additional products, thereby leveraging our account acquisition costs and infrastructure. Currently, we focus our efforts on selling enhancement services to our credit card customers and customers of third parties.

     Diversify product offerings to our customers. We intend to segment markets to expand the success of our existing consumer lending products and enhancement services. To do so, we plan to analyze the data in our proprietary database and the databases of others to determine the needs of our target markets, then develop, test and effectively market these new products to our target markets.

Spin Off

     During the third quarter of 1998, Fingerhut, which held 83% of our common stock, distributed its remaining interest in us to their shareholders.

     On November 13, 1998, we entered into agreements with affiliates of the Thomas H. Lee Company to invest $300 million in the Company. We obtained an agreement from Fingerhut to waive its right to terminate the agreements if a change of control occurred as a result of the conversion.

Business Lines

     We operate through two businesses: consumer lending products and enhancement services.

     Consumer Lending Products

     Products. Our consumer lending products are primarily unsecured and secured credit cards, including the Direct Merchants Bank MasterCard(R) and Visa(R). We offer co-branded credit cards and may also offer other consumer lending products either directly or through alliances with other companies. At December 31, 2000, we had approximately 4.5 million credit card accounts with approximately $9.3 billion in managed credit card loans. According to the Nilson Report, at December 31, 2000, we were the 9th largest MasterCard issuer in the United States based on the number of cards issued, and the 11th largest bankcard issuer based on managed credit card loan balances.

     Prospects. Our primary sources of prospects to solicit for credit card offers are obtained from credit bureau queries and individuals in third-party customer lists and databases. Currently, our most significant source is the leads obtained from credit bureau inquiries. A significant third-party customer source in the past has been a database maintained by Fingerhut, a wholly owned subsidiary of Federated Department Stores, Inc. Fingerhut is a database marketing firm that sells a broad range of products and services via catalogs, telemarketing, television, the Internet and other media. We have an agreement that grants exclusive access to use Fingerhut's database to market our financial service products through October 31, 2001. At December 31, 2000, Fingerhut customers represented approximately 30% of our accounts and managed loans. However, the Fingerhut database currently generates less than 5% of new customers booked.

     Credit Scoring. We use internally and externally developed proprietary models to enhance our evaluation of prospects. These models help segment these prospects into narrower ranges within each risk score provided by Fair, Isaac and Co ("FICO"), allowing us to better evaluate individual credit risk and to tailor our risk-based pricing accordingly. We also use this segmentation along with the Fingerhut bad debt and suppression file to exclude certain individuals from our marketing solicitations.

     We generate external prospects from lists obtained from the major credit bureaus based on criteria established by us as well as from other third-party sources. We use proprietary models and additional analysis in conjunction with the files obtained from the credit bureaus to further segment prospects based upon their likelihood of delinquency.

     We believe our methods are effective in further segmenting and evaluating risk within risk score bands. We have and continue to use the results of our analysis of prospects to adjust the proprietary models to determine the pricing for various segments and to exclude certain segments from subsequent direct marketing efforts. While we believe that the proprietary models and additional analysis are valuable tools in analyzing relative risks, it is not possible to accurately predict which consumers will default or the overall level of defaults.

     We have used the Fingerhut database to identify potential customers. We have effectively applied our experience gained from Fingerhut customers in developing our proprietary models and additional analysis to develop credit scores for our proprietary prospect database. This allows us to better evaluate credit risk and to tailor our risk-based pricing accordingly.

     We believe that both the proprietary models and our internal credit score give us a competitive advantage in evaluating the credit risk of moderate-income consumers. Therefore, we have been willing to solicit certain consumers who have lower FICO scores if they also have an appropriate internal score. After every marketing campaign, we monitor the performance of the proprietary models and continually re-evaluate the effectiveness of these models in segmenting credit risk, resulting in further refinements to our selection criteria for prospects. Over time, we believe that we will capture additional credit information on the behavioral characteristics of prospects which will allow us to further increase the effectiveness of our proprietary models.

     Solicitation. Prospects for solicitation include both external prospects and customers of third parties. Prospects are contacted on a nationwide basis primarily through pre-screened direct mail and telephone solicitations. We receive responses to our solicitations, perform fraud screening, verify name and address changes, and obtain any information which may be missing from the application. Applications are sent to third-party data entry providers, which key the application information and process the applications based on the criteria provided by us. We then make the credit decisions and approve, deny or begin the exception processing. We process exceptions for, among other things, derogatory credit bureau information and fraud warnings. Exception applications are processed manually by credit analysts based on policies approved by our credit committee.

     Pricing. Through risk-based pricing, we price credit card offers based upon a prospect's risk profile prior to solicitation or upon receipt of an application. We evaluate a prospect to determine credit needs, credit risk, and existing credit availability and then develop a customized offer that includes the most appropriate product, brand, pricing and credit line. We currently offer over 100 different pricing structures on our credit card products. After credit card accounts are opened, we periodically monitor customers' internal and external credit performance and recalculate delinquency, profitability, attrition and bankruptcy predictors. As customers evolve through the credit life cycle and are regularly rescored, the lending relationship may evolve to include more or less restrictive pricing and product configurations. We reward our rate rewards customers with consistently lower interest rates for every six months of consecutive on-time payment, and we offer interest rate reduction in an attempt to reduce customer attrition.

     Age of Portfolio. The following table sets forth, as of December 31, 2000, the number of accounts and the amount of outstanding loans based on the age of the managed accounts. (Accounts in acquired portfolios are presented based on when the account was originated with the previous issuer.)


                                                                            Percentage of
     Age Since               Number          Percentage      Loans               Loans
    Origination           of Accounts       of Accounts   Outstanding        Outstanding
    -----------           -----------       -----------   -----------        -----------
                                                          (Dollars in
                                                           thousands)
0-6 Months ..........        754,748            16.9%     $  626,709              6.8%
7-12 Months .........        700,055            15.7%        843,396              9.1%
13-18 Months ........        456,801            10.2%        819,667              8.8%
19-24 Months ........        252,058             5.6%        521,530              5.6%
25-36 Months ........        596,358            13.4%      1,672,647             18.0%
37+ Months ..........      1,703,962            38.2%      4,789,159             51.7%
                           ---------           -----      ----------            -----
     Total ..........      4,463,982           100.0%     $9,273,108            100.0%
                           =========           =====      ==========            =====

     Geographic Distribution. We solicit credit card customers on a national basis and, therefore, maintain a geographically diversified portfolio. The following table shows the distribution of accounts and amount of outstanding loans by state, as of December 31, 2000.

                                                                      Percentage
                                                                          of
                               Number      Percentage      Loans         Loans
State                       of Accounts   of Accounts   Outstanding  Outstanding
-----                       -----------   -----------   -----------  -----------
                                                        (Dollars in
                                                         thousands)
California .............       607,333       13.6%      $1,170,856       12.6%
Texas ..................       382,037        8.6%         789,888        8.5%
New York ...............       373,952        8.4%         755,207        8.1%
Florida ................       325,352        7.3%         690,960        7.5%
Ohio ...................       170,282        3.8%         375,759        4.1%
Illinois ...............       180,612        4.0%         371,976        4.0%
Pennsylvania ...........       142,140        3.2%         303,338        3.3%
Michigan ...............       120,718        2.7%         257,569        2.8%
New Jersey .............       131,746        3.0%         254,643        2.7%
Georgia ................       116,016        2.6%         250,599        2.7%
Virginia ...............       114,050        2.6%         245,829        2.7%
North Carolina .........       109,858        2.5%         231,943        2.5%
All others (1) .........     1,689,886       37.7%       3,574,541       38.5%
------------------------    ----------      -----       ----------      -----
     Total .............     4,463,982      100.0%      $9,273,108      100.0%
                            ==========      =====       ==========      =====

(1) No other state accounts for more than 2.5% of loans outstanding.

     Credit Lines. Once we approve an account we use automated screening and credit scoring techniques to establish an initial credit line based on the individual's risk profile. Excluding the portfolios that were purchased from other issuers, our credit lines are below the industry average, due to our risk assessment methods and the higher average risk inherent in our target market. We may elect, at any time and without prior notice to a cardholder, to prevent or restrict further credit card use by the cardholder, usually as a result of poor payment performance or our concern over the creditworthiness of the cardholder. We manage credit lines based on the results of the behavioral scoring analysis, and in accordance with our internally established criteria. These analysis models automatically and regularly assign credit line increases and decreases to individual customers, as well as determine the systematic collection steps to be taken at the various stages of delinquency. We use these models to manage the authorization of each transaction, as well as the collections strategies used for non-delinquent accounts with balances above their assigned credit lines.

     The following tables set forth information with respect to credit limit and account balance ranges of our managed loan portfolio, as of December 31, 2000.

                                                     Percentage                 Percentage of
                                       Number of         of          Loans          Loans
Credit Limit Range                     Accounts       Accounts    Outstanding    Outstanding
------------------                     --------       --------    -----------    -----------
                                                                  (Dollars in
                                                                   thousands)
$1,000 or Less ....................      742,667        16.6%     $  386,865         4.2%
$1,001-$2,000 .....................      614,746        13.8%        673,919         7.2%
$2,001-$3,500 .....................      804,028        18.0%      1,323,157        14.3%
$3,501-$5,000 .....................      731,754        16.4%      1,698,768        18.3%
$5,001-$10,000 ....................    1,405,708        31.5%      4,636,867        50.0%
Over $10,000 ......................      165,079         3.7%        553,532         6.0%
                                       ---------       -----      ----------       -----
     Total ........................    4,463,982       100.0%     $9,273,108       100.0%
                                       =========       =====      ==========       =====


                                                    Percentage                 Percentage of
Account                                Number of        of          Loans          Loans
Balance Range                          Accounts      Accounts    Outstanding    Outstanding
-------------                          --------      --------    -----------    -----------
                                                                 (Dollars in
                                                                  thousands)
Credit Balance ...................        60,809        1.4%    $    (6,345)       (0.1%)
No Balance .......................       854,604       19.2%             --           --
$1,000 or Less ...................     1,232,581       27.6%        571,426         6.2%
$1,001-$2,000 ....................       631,019       14.1%        978,220        10.5%
$2,001-$3,500 ....................       673,321       15.1%      1,890,114        20.4%
$3,501-$5,000 ....................       460,109       10.3%      1,996,404        21.5%
$5,001-$10,000 ...................       536,680       12.0%      3,612,067        39.0%
Over $10,000 .....................        14,859        0.3%        231,222         2.5%
                                       ---------      -----     -----------       -----
     Total .......................     4,463,982      100.0%    $ 9,273,108       100.0%
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

     We generally assess periodic finance charges on an account if the cardholder has not paid the balance in full from the previous billing cycle. We base these finance charges on the average daily balance outstanding on the account during the monthly billing cycle. FDR, our servicer, applies payments in the following order:

          *    first to any billed and unpaid fees;

          *    next to billed and unpaid finance charges; and

          * then to billed and unpaid transactions in the order determined by us.

     If we are not paid in full prior to the due date, which is 25 days after the statement cycle date, we impose finance charges on all purchases from the date of the transaction to the statement cycle date. We also impose finance charges on each cash advance from the day we make the advance until the cardholder pays the advance in full. We apply finance charges to the average daily balance. For most cardholders, if they pay the entire balance on the account by the due date, we do not impose a finance charge on purchases.

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

     Each cardholder is subject to an agreement governing the terms and conditions of their account. Pursuant to the agreement, we reserve the right to change or terminate certain terms, conditions, services and features of the account (including periodic finance charges, late fees, returned check charges and any other charges or the minimum payment), subject to the conditions set forth in the account agreement.

     FDR sends monthly billing statements to cardholders on our behalf. When we establish an account, we assign a billing cycle to it. Currently, there are 20 billing cycles in each month. Each of these cycles has a separate monthly billing date based on the business day of the calendar month on which the cycle begins. Each month we send a statement to all accounts with an outstanding balance greater than $1. All cardholders with open accounts must make a minimum monthly payment, generally of the greater of: $15, 2.5% of the outstanding balance, the finance charge or the balance of the account if the balance is less than $15. If we do not receive the minimum payment by the due date we consider the account delinquent.

     Most merchant transactions by cardholders are authorized online. The remaining transactions generally are low dollar amounts, typically below $50. All authorizations are handled through FDR's adaptive control and fraud detection systems.

     Delinquency, Collections and Charge-offs. We consider an account delinquent if we do not receive a payment due within 25 days from the closing date of the statement. We manage the collections work internally. We determine the collection actions to take by using the adaptive control system, which continually monitors all delinquent accounts. We close accounts that become 60 days contractually delinquent, but do not necessarily charge them off. We charge off and take accounts as a loss either:

          *    within 60 days after formal notification of bankruptcy;

          * at the end of the month during which unsecured accounts become contractually 180 days past due; or

          * at the end of the month during which secured accounts become contractually 120 days past due.

     We immediately reserve for and charge off accounts that we identify as fraud losses no later than 90 days after the last activity. We refer charged-off accounts to our recovery unit for coordination of collection efforts to recover the amounts owed. When appropriate, we place accounts with external collection agencies or attorneys. Periodically, we sell a portion of our charged-off portfolio to third parties.

     Asset Securitizations

     Securitization involves packaging and selling both current and future receivable balances of pools of credit card accounts, while retaining the servicing of such receivables. Our securitizations are treated as sales under generally accepted accounting principles. As a result, the securitized receivables are removed from our balance sheet and treated as managed loans.

     We primarily securitize receivables by selling the receivables either to our proprietary trust, the Metris Master Trust, or to bank-sponsored single-seller and multi-seller conduits.

     The Metris Master Trust. The Metris Master Trust was formed in May 1995 pursuant to a pooling and servicing agreement, which was amended on July 30, 1998. Metris Receivables, Inc., one of our subsidiaries, transfers receivables in designated accounts to the trust in exchange for proceeds and an interest in the trust. Metris Receivables, Inc. may then exchange portions of this interest for one or more series of securities which it may then sell publicly or privately to third-party investors. The securities each represent undivided interests in all of the receivables in the trust, and may be split into separate classes which have different terms. The different classes of an individual series are structured to obtain specific credit ratings. As of December 31, 2000, 13 series of securities have been issued by the trust. We currently retain the most subordinated class of securities in each series and sell all the other classes.

     Generally, each series involves an initial reinvestment period, referred to as the revolving period, in which principal payments on receivables allocated to such series are returned to Metris Receivables, Inc. and reinvested in new receivables arising in the accounts. After the revolving period ends, principal payments allocated to the series are then used to repay the investors. This period is referred to as the amortization period. Currently, the trust has no series in a controlled amortization period. The scheduled amortization period is set in the agreements governing each series. However, all series set forth certain events by which amortization can be accelerated, referred to as early amortization. Usually, this would occur if the portfolio collections less charge-offs for bad debt, financing costs and operational costs drop below a minimum amount. Because new receivables in designated accounts cannot be funded while a series is in amortization, early amortization would accelerate our funding requirements for new receivables in the accounts. We currently do not have any series that are in early amortization.

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

     Additional information regarding asset securitizations is set forth under the caption "Liquidity, Funding and Capital Resources" on pages 38 to 40 of the 2000 Annual Report and is incorporated herein by reference in Item 7 of this report.

         Enhancement Services

         We sell or offer enhancement services, including:

          *    debt waiver protection for unemployment, disability and death;

          * membership programs such as purchase protection, card registration and other club memberships;

          *    extended service plans through a third-party retailer;

          * third-party insurance, directly to our credit card customers and customers of third parties; and

          * customized targeted mailing lists for use by unaffiliated companies in their own financial services product solicitation efforts that do not directly compete with ours.

     We currently market the following programs:

     Account Protection PlusSM. Account Protection Plus is a program we have developed that protects customers from interest charges on our credit cards in the event that they become disabled or unemployed. The customer's account is "frozen" for six months, with no payments due or interest accruing during this time. In the event of death, the amount due, up to the credit limit, is waived and the account is closed. Because this is an internally administered program, we are responsible for all of the program's associated costs. We also offer Account Benefit PlanSM which forgives the customer's balance due in the event of death but offers no protection in the event of disability or unemployment.

     Credit Life. Credit Life is a program that we have developed to provide the cardholder various coverage options. Depending on which coverage has been selected, the program will make the minimum payment on the cardholders credit card balance in the event of disability or unemployment for a period of six months, pay off the entire balance in the event of death, and provide a death benefit in the event of accidental death. A third-party insurance company underwrites the policy and then reinsures those policies with ICOM Limited, our captive insurance subsidiary. We market this insurance program to our credit card customers only.

     PurchaseShield(R). PurchaseShield is a membership program that offers various levels of purchase protection to its members. Eligible purchases made on members' credit cards are protected with the following benefits:

          *    warranty extension;

          *    sale price protection; and

          *    product return guarantee.

     In addition, PurchaseShield offers its members a household repair rebate that can be used on certain existing in-home electro-mechanical item repairs. Because we administer the program ourselves, we receive all revenues and are responsible for all of the program's associated costs. We currently offer PurchaseShield to our credit card customers, credit card customers of third parties and the broad market.

     Card Registration. Card registration is a membership service that protects members from fraudulent charges if their credit cards are lost or stolen and provides emergency cash and airline tickets, change of address notification and lost or stolen card notification, valuable property and document registration, a messaging service and car rental discounts. We currently offer card registration service under the names Fraud Alert ServicesSM and SafeKeeperSM to our credit card customers, customers of third parties and the broad market. We are responsible for all of its associated costs and revenues.

     DirectAlertSM. DirectAlert helps members monitor and review their credit report. Members of DirectAlert receive the following benefits:

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

     We currently offer DirectAlert to our credit card customers, credit card customers of third parties and the broad market.

     TripSaverSM. TripSaver offers discounted travel services through the Metris travel agency. Members of TripSaver receive benefits of airline, hotel and car rental discounts, lowest price guarantee, 5% cash back on services booked through the Metris travel agency and other travel related discounts. We currently offer TripSaver to our credit card customers, credit card customers of third parties and the broad market.

     Other Membership Clubs. We have cooperative marketing arrangements with several third parties to market the third party's memberships in clubs that do not compete with our services or clubs. Additionally, we have other arrangements with third parties, which we assumed from acquired credit card portfolios, that provide us with revenue from ongoing membership fees billed to our acquired credit cardholders.

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

     ServiceEdge(R). ServiceEdge is our extended service plan administered by the Company for consumer electronics and all other electro-mechanical items. ServiceEdge customers have the right to have their purchases repaired or replaced in the event of electrical or mechanical failure or defects in materials and workmanship for coverable events after the manufacturer's warranty expires.

     Quality Furniture CareSM is our extended service plan program for furniture. The services provided to Quality Furniture Care customers include stain cleaning, structural defect or damage repair, or replacement if the merchandise cannot be repaired.

     Quality Jewelry CareSM is our extended service plan for jewelry. The services provided to Quality Jewelry Care customers include repair, soldering, ring sizing, prong re-tipping and cleaning. We contract with third-party jewelers to perform the services to our customers.

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

     Home ServiceEdgeSM. Home ServiceEdge covers repairs for a number of major appliances in the home. The plan will assist the customer in locating and arranging for service and, in the event the appliance cannot be fixed, will pay a fixed dollar amount towards the replacement of the appliance. We currently offer Home ServiceEdge to our credit card customers and customers of third-party issuers.

     Accidental Death Insurance. We reinsure the risk associated with underwriting accidental death insurance. Under an arrangement with a third-party insurance provider, this carrier sells accidental death policies to our customers for a fee. Our captive insurance company, ICOM Limited, then reinsures these policies from the third-party insurance provider. When these policies are reinsured by us, we assume all risk of loss and incur all administrative expenses related to servicing these policyholders.

     Cash Benefit. Cash Benefit pays a set amount per month in the event of disability or unemployment and has a death benefit. A third-party insurance company markets, fulfills and underwrites the policies. We currently market Cash Benefit to our credit card customers only.

     Tailored List Development. We currently work with several companies to develop targeted mailing lists. We earn revenue for each name that is solicited by these companies from our customer databases. We also earn revenue from the sale of advertising space included in our monthly billing statements.

Competition

     As a marketer of consumer lending products, we compete with numerous providers of financial services, many of which have greater resources than we do. In particular, our credit card business competes with national, regional and local bankcard issuers as well as other general purpose credit and debit card issuers. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features; as a result, customer loyalty is often limited. There are numerous competitors in the enhancement services market, including insurance companies, financial services institutions and other membership-based or consumer-enhancement service providers, many of which are larger, better capitalized and more experienced than we are. However, we believe that our strategy of focusing on the moderate-income sector and our proprietary prospect database, proprietary models and internal credit scores allow us to compete effectively in the market for moderate-income cardholders to market financial services products.

Regulation

     The Company and Direct Merchants Bank

     Direct Merchants Bank is a limited purpose credit card bank chartered as a national banking association. It is a member of the Federal Reserve System. Its deposits are insured by the Bank Insurance Fund which is administered by the Federal Deposit Insurance Corporation and it is subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency, its primary regulator. It is also subject to regulation by the FDIC, as a back-up regulator. Direct Merchants Bank is not a "bank" as defined under the Bank Holding Company Act of 1956, as amended, because it:

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

     The Supreme Court of the United States has held that national banks may also impose late payment fees, overlimit fees, annual fees, cash advance fees and membership fees allowed by the laws of the state where the national bank is located on borrowers in other states, without regard to the laws of such other states. The Supreme Court based its opinion largely on its deference to a regulation adopted by the OCC that has been interpreted to permit national banks to export interest rates. As a result, national banks such as Direct Merchants Bank may export such fees.

     Dividends and Transfers of Funds

     There are various federal law limitations on the extent to which Direct Merchants Bank can finance or otherwise supply funds to the Company and its affiliates through dividends, loans or otherwise. These limitations include:

          *    minimum regulatory capital requirements;

          * restrictions concerning the payment of dividends out of net profits or surplus; and

          * Sections 23A and 23B of the Federal Reserve Act governing transactions between a bank and its affiliates.

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

     Capital Adequacy

     The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the banking agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation. FDICIA also provides that regulatory action may be taken against a bank that does not meet such standards.

     The OCC has adopted regulations that define the five capital categories (well-capitalized, adequately-capitalized, undercapitalized, significantly-undercapitalized and critically-undercapitalized) identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leveraged capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well-capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least

10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately-capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4% (3% in some cases). Under these guidelines, Direct Merchants Bank is considered well-capitalized.

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

     Under FDICIA, only "well-capitalized" and "adequately-capitalized" banks may accept brokered deposits. "Adequately-capitalized" banks, however, must first obtain a waiver from the FDIC before accepting brokered deposits and such deposits may not pay rates that significantly exceed the rates paid on deposits of similar size and maturity accepted from the bank's normal market area or the national rate on deposits of comparable maturity, as determined by the FDIC, for deposits from outside the bank's normal market area. Direct Merchants Bank may accept deposits as part of its funding and began issuing certificates of deposit in the first quarter of 1999. These CDs are issued through third-party registered deposit brokers and to the public in increments of $100,000 or more.

     Lending Activities

     Direct Merchants Bank's activities as a credit card lender are also subject to regulation under various federal consumer protection laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act and the Soldiers' and Sailors' Civil Relief Act. Regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order Direct Merchants Bank to pay restitution to injured cardholders. Cardholders may also bring actions for certain alleged violations of such regulations. Federal and state bankruptcy and debtor relief laws also affect Direct Merchants Bank's ability to collect outstanding balances owed by cardholders who seek relief under these statutes.

     The OCC's CRA regulations subject limited purpose banks, including Direct Merchants Bank, to a "community development" test for evaluating required CRA compliance. The community development performance of a limited purpose bank is evaluated pursuant to various criteria involving community development lending, qualified investments and community development services.

     Legislation

     Congress has passed a financial services law that will require many of our business groups to disclose our practices for collection and sharing of non-public customer information. The regulations associated with this law could require us to limit or substantially modify our enhancement services and credit card marketing activities and practices with third-party companies in ways that could adversely affect us if these changes result in limits on sharing information. Furthermore, there is similar or related legislation currently pending or under consideration at the federal and state level.

     From time to time legislation has been proposed in Congress to limit interest rates and fees that could be charged on credit card accounts or otherwise restrict practices of credit card issuers. If this or similar legislation is proposed and adopted, our ability to collect on account balances or maintain previous levels of finance charges and other fees could be adversely affected.

     Additionally, the U.S. Senate and House of Representatives have passed legislation that would amend the federal bankruptcy laws. This legislation, which is expected to be signed into law, is generally considered to be favorable to the credit card industry. However, any changes to state debtor relief and collection laws could adversely affect us if such changes result in, among other things, accounts being charged off as uncollectible and additional administrative expenses. Congress may in the future consider other legislation that would materially affect the credit card and related enhancement services industries.

     Consumer and Debtor Protection Laws

     Various federal and state consumer protection laws limit our ability to offer and extend credit. In addition, the U.S. Congress and the States may decide to regulate further the credit card industry by enacting laws or amendments to existing laws to reduce finance charges or other fees or charges applicable to credit card and other consumer revolving loan accounts. These laws may adversely affect our ability to collect on account balances or maintain established levels of periodic rate finance charges and other fees and charges with respect to the accounts. Similarly, Congress and the States may decide to further regulate our enhancement services.

     Investment in the Company and Direct Merchants Bank

     Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal law. Investors are responsible for insuring that they do not directly or indirectly acquire shares of our capital stock in excess of the amount that can be acquired without regulatory approval.

     Interstate Taxation

     Several states have passed legislation which attempts to tax the income from interstate financial activities, including credit cards, derived from accounts held by local state residents. We believe that this legislation will not materially affect us. Our belief is based upon current interpretations of the enforceability of legislation, prior court decisions and the volume of business in states that have passed legislation.

     Licensing Requirements

     Several state and local government regulators require our subsidiaries to be licensed in order to offer our enhancement service insurance and warranty products in these states. We are in the process of obtaining licenses for these products in the remainder of states. Our captive insurance subsidiary, ICOM Limited, is licensed in Bermuda under The Insurance Act of 1978 as a Class 2 Insurer. We are restricted from writing any long-term policies or pursuing any unrelated business in excess of certain limits under Bermuda law.

     Fair Credit Reporting Act

     The Fair Credit Reporting Act regulates "consumer reporting agencies." Under the FCRA, an entity risks becoming a consumer reporting agency if it furnishes "consumer reports" to third parties. A consumer report is a communication of information which bears on a consumer's creditworthiness, credit capacity, credit standing or certain other characteristics and which is collected or used or expected to be used to determine the consumer's eligibility for credit, insurance, employment or certain other purposes. The FCRA explicitly excludes from the definition of consumer report a report containing information solely as to transactions or experiences between the consumer and the entity making the report. An entity may share consumer reports with any of its affiliates so long as that entity provides consumers with an appropriate disclosure and an opportunity to opt out of such "affiliate sharing."

     Our objective is to conduct our operations in a manner that would fall outside the definition of consumer reporting agency under the FCRA. If we were to become a consumer reporting agency, however, we would be subject to a number of complex and burdensome regulatory requirements and restrictions. Such restrictions could have a significant adverse economic impact on us.

Employees

     As of December 31, 2000, we had approximately 4,200 employees, located in Arizona, Florida, Illinois, Maryland, Minnesota and Oklahoma. None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

Trademarks, Trade Names and Service Marks

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

Name                                    Age      Position
----                                    ---      --------
Ronald N. Zebeck ....................   46       Chairman and Chief Executive Officer

David D. Wesselink ..................   58       Vice Chairman

Douglas L. Scaliti ..................   43       President and Chief Operating Officer, Enhancement Services

Jean C. Benson ......................   33       Executive Vice President, Finance, Corporate Controller

Joseph A. Hoffman ...................   43       Executive Vice President, Consumer Credit Card
                                                 Marketing/Operations

Matthew S. Melius ...................   35       Executive Vice President, Credit Risk Management

David R. Reak .......................   42       Executive Vice President, Risk Management/Recovery

Benson K. Woo .......................   46       Chief Financial Officer

Ralph A. Than .......................   40       Senior Vice President, Treasurer

Lorraine E. Waller ..................   40       Senior Vice President, General Counsel and Secretary

     Ronald N. Zebeck has been our Chairman and Chief Executive Officer since May 2000 and previously served as President and Chief Executive Officer since our incorporation in August 1996. Mr. Zebeck has been President of Metris Direct, Inc. since March 1994 and has served as Chairman of the Board of Direct Merchants Bank since August 1995. Prior to joining us, Mr. Zebeck was Managing Director, GM Card Operations of General Motors Corporation from 1991 to 1993, Vice President, Marketing and Strategic Planning of Advanta Corporation (Colonial National Bank USA) from 1987 to 1991, Director of Strategic Planning of TSO Financial (later Advanta Corporation) from 1986 to 1987 and held various credit card and credit-related positions at Citibank affiliates from 1976 to 1986.

     David D. Wesselink has been Vice Chairman since September 2000. Mr. Wesselink previously held the position of Executive Vice President, Chief Financial Officer from December 1998. Prior to joining us, Mr. Wesselink was Senior Vice President and Chief Financial Officer of Advanta Corporation from 1993 to 1998. Prior to Advanta Corporation, he held several positions at Household Finance Corp. and Household International, Inc. from 1971 to 1993, including Senior Vice President from 1986 to 1993 and Chief Financial Officer from 1982 to 1993.

     Douglas L. Scaliti has been President and Chief Operating Officer, Enhancement Services since September 2000. Mr. Scaliti previously held the positions of Executive Vice President, Enhancement Services from November 1998, and Senior Vice President, Enhancement Services from March 1998. Mr. Scaliti was appointed Senior Vice President, Marketing in December 1996 and served as Vice President, Marketing from August 1996 to November 1996. He held that same position at Metris Direct, Inc. since September 1994. Prior to joining us, he held several positions at Advanta Corporation in its marketing and operations area, including Senior Marketing Manager, Credit Cards from 1987 to 1994, Operations Consultant, Profit Improvement from 1985 to 1987 and Credit Operations Manager from 1982 to 1985. Mr. Scaliti also serves on the First Data Resources Market Area Advisory Group.

     Jean C. Benson has been Executive Vice President, Finance, Corporate Controller since September 2000. Ms. Benson previously was Senior Vice President, Finance, Corporate Controller from May 1998 and has been Corporate Controller since August 1996. In addition, Ms. Benson held various finance positions at the Company since October 1994. Prior to that, she held various positions at Deloitte & Touche LLP (public accounting), specializing in the financial services industry from 1990 to 1994.

     Joseph A. Hoffman has been Executive Vice President, Consumer Credit Card Marketing/Operations since October 1999. Mr. Hoffman previously served as Senior Vice President, Consumer Credit Marketing from April 1998. Prior to joining us, Mr. Hoffman was Vice President of Marketing at Advanta Corporation from June 1994 to April 1998, where he held a variety of positions including Directors of Brand Management and Affinity and Co-Brand Marketing. Before that, Mr. Hoffman was Vice President, Area Director, in Citibank's Card Product Group, which he joined in 1980. During his fourteen-year tenure with Citibank, Mr. Hoffman held a variety of Marketing and Operations positions with Citibank's Bankcard and Private Label businesses.

     Matthew S. Melius has been Executive Vice President, Credit Risk Management since January 2001. Mr. Melius previously served as Executive Vice President, E-Commerce from January 2000, Senior Vice President, Portfolio Marketing from July 1998, Vice President, Portfolio Marketing from January 1997, and Director, Portfolio Marketing from September 1995. Prior to joining us, Mr. Melius was Director, Customer Retention of First National Bank of Omaha in the Credit Card division.

     David R. Reak has been Executive Vice President, Risk Management/Recovery since October 1999. Mr. Reak previously served as Senior Vice President, Credit Risk from November 1998. Mr. Reak was appointed Vice President, Credit Risk in October 1996 and previously served as Senior Director, Credit Risk of Metris Direct, Inc. from December 1995 to October 1996. Prior to joining us, he had several positions at American Express Travel Related Services Company, including Senior Manager, Credit Risk Management Europe and Middle East from 1994 to December 1995, Senior Manager, Credit Risk Management U.S. Consulting Group from 1992 to 1994, and Project Manager, Credit Research and Analysis from 1990 to 1992.

     Benson K. Woo has been Chief Financial Officer since September 2000. Mr. Woo previously held the position of Senior Vice President, Finance from October 1999. Prior to joining us, Mr. Woo was Vice President and Chief Financial Officer of York International Corporation from 1998 to 1999. Prior to York International Corporation, he was Vice President and Treasurer of Case Corporation from 1994 to 1998. Prior to that, he held several positions at General Motors Corporation from 1979 to 1994, including Finance Director, GM Credit Card Operations from 1992 to 1994.

     Ralph A. Than has been Senior Vice President, Treasurer since May 2000. Prior to joining us, Mr. Than was Vice President, Treasurer of CNH Capital Corporation, the finance subsidiary of CNH Global N.V., the resulting merger between Case Corporation and New Holland N.V., from September 1998. Before that, Mr. Than was Group Controller of the Agricultural Systems Business Unit of Case Corporation from May 1997. Prior to Case, Mr. Than was involved with investment banking and merger and acquisitions from 1986 to 1989.

     Lorraine E. Waller has been Senior Vice President, General Counsel and Secretary since September 2000. Ms. Waller previously served as Senior Vice President, Assistant General Counsel from November 1999, and Vice President, Assistant General Counsel from November 1998, Assistant General Counsel from April 1998, and as an attorney advisor from November 1997. Prior to joining us, Ms. Waller was Associate General Counsel of Household International, Inc. Prior to that, she worked at the Senate Judiciary Committee and the Federal Reserve Board.

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

     Our Target Market for Consumer Lending Products Has Higher Default and
        Bankruptcy Rates

     The primary risk associated with secured and unsecured lending to moderate-income consumers is higher default rates than other income classes of consumers, resulting in more accounts being charged off as uncollectible. In addition, general economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies and credit losses among moderate-income consumers than among other income classes of consumers. A recession or economic downturn may cause an increase in default rates and delinquencies. We may be unable to successfully identify and evaluate the creditworthiness of our target customers to minimize the expected higher delinquencies and losses. We also cannot assure you that our risk-based pricing system can offset the negative impact on profitability that the expected greater delinquencies and losses may have.

     The Lack of Seasoning of Additions to Our Credit Card Portfolio Creates a
        Risk of Increasing Loss Levels

     Our growth strategy is likely to produce a continued flow of unseasoned accounts into our portfolio. The average age of a credit card issuer's portfolio of accounts generally affects the level and stability of delinquency and loss rates of that portfolio. For example, a portfolio containing mostly older accounts generally behaves more predictably than a newly originated portfolio. At December 31, 2000, 48% of our managed accounts and 30% of our loans were less than 24 months old. The delinquency ratios for the following periods do not reflect the favorable impact of purchase accounting related to the portfolio acquisitions. At December 31, 2000, 8.3% of our managed credit card loans were 30 days or more delinquent before the impact of purchase accounting, compared to 7.8% at December 31, 1999, and 7.4% at December 31, 1998. Any material increases in delinquencies and losses beyond our expectations could have a material adverse impact on us and the value of our net retained interests in loans securitized, which are subordinated to the interests sold in such securitizations.

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

          *    growing and updating our management systems; and

          *    obtaining capital when needed.

     We May Not be Able to Successfully Market Our Enhancement Services or Sign
        Additional Marketing Alliances

     We target our enhancement services to our credit card customers and customers of third parties. Because of the variety of offers provided and the diversity of the customers targeted, we are uncertain about how many customers will respond to our offers for these enhancement services. We may experience higher than anticipated costs in connection with the internal administration and underwriting of these enhancement services and lower than anticipated response or retention rates.

     Furthermore, we may be unable to expand the enhancement services business or maintain historical growth and stability levels if:

          *    we cannot successfully market credit cards to new customers;

          * existing credit card customers close accounts voluntarily or involuntarily;

          *    existing enhancement services customers cancel their services;

          * we cannot form marketing alliances with other third parties or existing marketing alliances with third parties terminate; or

          * new or restrictive state regulations limit our ability to market or sell enhancement services.

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

     Credit Facility. We rely on our credit facility to fund our operations and growth. If we breach any of our covenants under our credit facility, including various financial covenants, the lenders may terminate the facility. Disruptions in the securitization market could negatively affect our ability to comply with these covenants, and therefore our ability to borrow or replace this facility could be adversely affected.

     CD Program. Direct Merchants Bank issues certificates of deposit in increments of $100,000 or more. We expect to use the proceeds of these deposits to fund our operations and growth. To maintain our current level of access to the certificate of deposit market, Direct Merchants Bank must maintain a "well-capitalized" rating, as that rating is defined by the Office of the Comptroller of the Currency. If it does not do so, Direct Merchants Bank may be required to modify the program and may not be able to accept additional deposits.

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

     We Require a High Degree of Liquidity to Operate Our Business

     We depend on cash flows from operations, asset securitizations, bank loans, subsidiary bank deposit program, long-term debt and equity issuances to fund our operations and growth. The loss or interruption of any of these sources of funding could adversely affect our ability to operate.

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

     We May Not be Able to Successfully Integrate Portfolio Acquisitions

     As previously mentioned, our growth depends in part on our ability to acquire and successfully integrate new portfolios of credit card customers. Since our risk-based pricing system depends on information regarding customers, limited or unreliable historical information on customers within an acquired portfolio may have an impact on our ability to successfully and profitably integrate that portfolio. Our success also depends on whether the desirable customers of an acquired portfolio close their accounts after transfer of the portfolio. A large attrition rate would result in a lower borrowing base upon which to assess fees, higher costs relating to closing accounts and less potential for marketing enhancement services. In addition, if customers reduce their borrowings after the transfer of accounts, the acquired portfolio may be less profitable than originally expected.

     Current and Proposed Regulation and Legislation Limit Our Business
        Activities, Product Offerings and Fees Charged

     Various federal and state laws and regulations significantly limit the activities in which we and Direct Merchants Bank are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we are allowed to charge, limit or prescribe certain other terms of our products and services, require specified disclosures to consumers, govern the sale and terms of products and services we offer and require that we maintain certain licenses, qualifications, or capital requirements (see "Business -

Regulations"). In some cases, the precise application of these statutes and regulations is not clear. In addition, the regulatory framework at the state and federal level regarding some of our enhancement services is evolving. The regulatory framework affects the design or profitability of such products and our ability to sell certain products. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could adversely affect our profitability or further restrict the manner in which we conduct our activities. The failure to comply with, or adverse changes in, the laws or regulations to which our business is subject, or adverse changes in the interpretation thereof, could adversely affect our ability to collect our receivables and generate fees on the receivables which could have a material adverse effect on our business.

     The Impact of Existing, Pending and Possible Future Privacy Laws Could
        Result in Lower Marketing Revenue and Penalties for Non-Compliance

     There is a new federal law effective July 2001, commonly known as the Gramm Leach Bliley Act, that will require many of our business groups to disclose our practices for collection and sharing of non-public customer information. This law could require us to limit or substantially modify our enhancement services and credit card marketing activities and practices with third-party companies in ways that would most likely decrease our revenue from that business. Furthermore, there is similar or related legislation currently pending or under consideration at the federal and state level. These initiatives could require us to end substantially all of our marketing efforts with third parties and may even adversely affect the ability of the subsidiary through which we issue our credit card products, Direct Merchants Bank, to share information about its customers with other Metris affiliates, particularly enhancement services. The curtailment of our marketing efforts directed to our customer base and third-party customers would significantly negatively impact our business.

     The privacy laws require us to provide initial and continuing disclosures regarding our information sharing practices. The laws also require us to monitor these disclosures and customer responses so that we do not unlawfully disclose information about a customer who has directed us not to do so. If we do not adequately manage the new requirements, we may face regulatory sanctions, including fines, and consumer class action litigation.

     Other Industry Risks Related to Consumer Lending Products and Enhancement
        Services Could Negatively Impact Us

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

     Due to Intense Competition in Our Consumer Lending Products and Enhancement
         Services Businesses, We May Not be Able to Compete Successfully

     We face intense and increasing competition from numerous financial services providers, many of which have greater resources than we do. In particular, our credit card business competes with national, regional and local bankcard issuers, as well as other general purpose and private label credit card issuers. There has been a recent increase in solicitations to moderate-income consumers, as competitors have increasingly focused on this market. Customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features; as a result, customer loyalty is often limited. According to published reports, as of December 2000, the 20 largest issuers accounted for approximately 90% (based on receivables outstanding) of the market for general purpose credit cards. Many of these issuers are substantially larger, have more seasoned credit card portfolios and often compete for customers by offering lower interest rates and/or fee levels than we do. We cannot assure you that we will be able to compete successfully in this environment.

     We also face competition from numerous enhancement services providers, including insurance companies, financial services institutions and other membership-based or consumer services providers, many of which are larger, better capitalized and more experienced than us. As we continue to expand our extended service plan business to the customers of third-party retailers, we compete with manufacturers, financial institutions, insurance companies and a number of independent administrators, many of which have greater operating experience and financial resources than we do.

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

Item 2.  Properties

     We currently lease our principal executive office space in Minnetonka, Minnesota, consisting of leases for approximately 300,000 and 19,000 square feet. These leases expire in December 2011 and February 2005, respectively. We also lease 15,000 square feet of warehouse space in Minnetonka, Minnesota, which expires in October 2003. Direct Merchants Bank leases office space in Phoenix, Arizona, consisting of approximately 26,000 square feet. This lease expires in June 2004, and may be terminated by us after June 2001. In addition, Direct Merchants Bank purchased a new 130,000 square foot building in Scottsdale, Arizona, during the third quarter of 1999. The new building serves as western regional headquarters for us and Direct Merchants Bank's operation center. In addition, we lease facilities in Tulsa, Oklahoma, White Marsh, Maryland, Jacksonville, Florida, and Champaign, Illinois, consisting of approximately 100,000, 115,000, 160,000, and 15,000 square feet, respectively. These leases expire in December 2010, September 2007, June 2005, and
October 2002, respectively. The leased properties in Oklahoma, Maryland, and Florida support our collections, customer service and back office operations. We also own our Hispanic operations center in Orlando, Florida, which consists of approximately 25,000 square feet. We believe our facilities are suitable to our businesses and that we will be able to lease or purchase additional facilities as needed.

Item 3.  Legal Proceedings

     We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations. In July 2000 an Amended Complaint was filed in Hennepin County Court in Minneapolis, Minnesota, against Metris Companies Inc., Metris Direct, Inc. and Direct Merchants Bank. The complaint seeks damages in unascertained amounts and purports to be a class action on behalf of all cardholders who were issued a credit card by Direct Merchants Bank and were allegedly assessed fees or charges that the cardholder did not authorize. Specifically, the complaint alleges violations of the Minnesota Prevention of Consumer Fraud Act, the Minnesota Deceptive Trade Practices Act and breach of contract. We filed our answer to the complaint in August 2000. To date, the complaint has not been certified as a class action claim. We believe we have numerous substantive legal defenses to these claims and are prepared to vigorously defend the case. There can be no assurance that defense or resolution of these matters will not have a material adverse effect on our financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2000.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The information required by Item 201 of Regulation S-K is set forth in the "Summary of Consolidated Quarterly Financial Information and Stock Data" on pages 66 and 67 of our Annual Report to Shareholders as of and for the year ended December 31, 2000, and is incorporated herein by reference.

Item 6.   Selected Financial Data

     The information required by this item is set forth under the caption "Selected Financial Data" on pages 25 and 26 of the 2000 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and "Forward Looking Statements" on pages 27 to 41 of the 2000 Annual Report and is incorporated herein by reference.

Item 7a.  Quantitative And Qualitative Disclosures About Market Risk

     The information required by this item is set forth under the captions "Management's Discussion and Analysis-Market Risk" on page 37 of the 2000 Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per-share data)


                                                                                   December 31,

                                                                               2000          1999
                                                                               ----          ----
Assets:
Cash and due from banks ................................................   $    84,938   $    28,505
Federal funds sold .....................................................       367,937       118,962
Short-term investments .................................................        68,565        46,966
                                                                           -----------   -----------
Cash and cash equivalents ..............................................       521,440       194,433
                                                                           -----------   -----------
Retained interests in loans securitized ................................     2,023,681     1,617,226
Less: Allowance for loan losses ........................................       640,852       606,853
                                                                           -----------   -----------
Net retained interests in loans securitized ............................     1,382,829     1,010,373
                                                                           -----------   -----------
Credit card loans (net of allowance for loan losses of $123,123 and
      $12,175, respectively)............................................     1,056,080       133,608
Property and equipment, net ............................................       128,395        56,914
Deferred income taxes ..................................................       146,345       185,613
Purchased portfolio premium ............................................        95,537        83,809
Other receivables due from credit card securitizations, net.............       186,694       243,978
Other assets ...........................................................       218,705       136,354
                                                                           -----------   -----------
      Total assets .....................................................   $ 3,736,025   $ 2,045,082
                                                                           ===========   ===========

Liabilities:

Deposits ...............................................................   $ 2,106,199   $   775,381
Debt ...................................................................       356,066       345,012
Accounts payable .......................................................        83,473        45,850
Deferred income ........................................................       235,507       171,666
Accrued expenses and other liabilities .................................        71,227        83,372
                                                                           -----------   -----------
   Total liabilities ...................................................     2,852,472     1,421,281
                                                                           -----------   -----------
Stockholders' Equity:

Convertible  preferred  stock - Series C, par value $.01 per  share;
   10,000,000 shares authorized, 967,573 and 885,178 shares issued
   and  outstanding, respectively.......................................       360,421       329,729
Common  stock,  par  value $.01 per  share; 100,000,000 shares authorized, 62,242,787 and 57,919,433 shares issued and
   outstanding, respectively............................................           622           386
Paid-in capital ........................................................       198,077       130,772
Retained earnings ......................................................       324,433       162,914
                                                                           -----------   -----------
   Total stockholders' equity ..........................................       883,553       623,801
                                                                           -----------   -----------
   Total liabilities and stockholders' equity ..........................   $ 3,736,025   $ 2,045,082
                                                                           ===========   ===========

                            See accompanying Notes to Consolidated Financial Statements.


                             METRIS COMPANIES INC. AND SUBSIDIARIES
                               Consolidated Statements of Income
                          (Dollars in thousands, except per-share data)

                                                              Year Ended December 31,
                                                              -----------------------
                                                          2000         1999         1998
Interest Income:
Credit card loans and retained
     interests in loans securitized ................   $ 490,929    $ 229,394    $ 111,118
Federal funds sold .................................       9,139        4,477        1,065
Other ..............................................       4,710        2,298        1,028
                                                       ---------    ---------    ---------
Total interest income ..............................     504,778      236,169      113,211
                                                       ---------    ---------    ---------
Deposit interest expense ...........................      89,560       19,329         --
Other interest expense .............................      43,446       36,512       30,513
                                                       ---------    ---------    ---------
Total interest expense .............................     133,006       55,841       30,513
                                                       ---------    ---------    ---------
Net Interest Income ................................     371,772      180,328       82,698
Provision for loan losses ..........................     388,234      174,800       77,770
                                                       ---------    ---------    ---------
Net Interest (Loss) Income
      After Provision for Loan Losses ..............     (16,462)       5,528        4,928
                                                       ---------    ---------    ---------
Other Operating Income:
Net securitization and credit card
     servicing income ..............................     444,254      318,873      138,221
Credit card fees, interchange
     and other credit card income ..................     223,333      129,808       68,136
Enhancement services revenues ......................     266,200      175,091      109,123
                                                       ---------    ---------    ---------
                                                         933,787      623,772      315,480
                                                       ---------    ---------    ---------
Other Operating Expense:

Credit card account and other product
     solicitation and marketing expenses............     144,481      107,726       43,471
Employee compensation ..............................     178,592      122,417       62,627
Data processing services and
     communications.................................      86,166       65,970       46,519
Warranty and debt waiver underwriting
      and claims servicing expense .................      26,431       21,091       12,279
Credit card fraud losses ...........................       8,886        7,384        4,436
Purchased portfolio premium
      amortization .................................      19,275       31,752       10,051
Other ..............................................     130,583       81,644       47,777
                                                       ---------    ---------    ---------
                                                         594,414      437,984      227,160
                                                       ---------    ---------    ---------
Income Before Income Taxes,
      Extraordinary Loss and Cumulative
      Effect of Accounting Change ..................     322,911      191,316       93,248
Income taxes .......................................     124,320       75,953       35,900
                                                       ---------    ---------    ---------
Income Before Extraordinary Loss and
      Cumulative Effect of Accounting
      Change .......................................     198,591      115,363       57,348
Extraordinary loss from early
      extinguishment of debt .......................          --       50,808           --
Cumulative effect of accounting change
      (net of income taxes of $2,180) ..............       3,438           --           --
                                                       ---------    ---------    ---------
Net Income .........................................     195,153       64,555       57,348
Preferred stock dividends-Series B .................          --        7,506        1,100
Convertible preferred stock
      dividends-Series C ...........................      31,624       17,080           --
Adjustment for the retirement of Series
      B preferred stock.............................          --      101,615           --
                                                       ---------    ---------    ---------
Net Income (Loss) Applicable to
   Common Stockholders .............................   $ 163,529    $ (61,646)   $  56,248
                                                       =========    =========    =========


Earnings per share:
     Basic-income (loss) before
         extraordinary loss and
         cumulative effect of accounting
         change ........................   $     2.78    $    (0.19)   $     0.97
     Basic-extraordinary loss ..........           --         (0.88)           --
     Basic-cumulative effect of
         accounting change .............        (0.06)           --            --
     Basic-net income (loss) ...........         2.72         (1.07)         0.97
     Diluted-income (loss) before
         extraordinary loss and
         cumulative effect of accounting
         change ........................         2.15         (0.19)         0.94
     Diluted-extraordinary loss ........           --         (0.88)           --
     Diluted-cumulative effect of
         accounting change .............        (0.04)           --            --
     Diluted-net income (loss) .........         2.11         (1.07)         0.94
Shares used to compute earnings
   per share:
Basic ..................................       60,070        57,855        57,696
Diluted ................................       92,582        57,855        59,905

               See accompanying Notes to Consolidated Financial Statements.



                                                      METRIS COMPANIES INC. AND SUBSIDIARIES
                                            Consolidated Statements of Changes in Stockholders' Equity
                                                         (Dollars and shares in thousands)



                                                                                                                Total
                                      Number of Shares     Preferred     Common      Paid-In      Retained   Stockholders'
                                     Preferred    Common     Stock        Stock      Capital      Earnings      Equity

BALANCE, DECEMBER 31, 1997 ....          --       57,675   $      --    $     192   $ 107,059    $  68,787    $ 176,038
     Net income ...............          --           --          --           --          --       57,348       57,348
     Issuance of preferred
         stock - Series B .....         537           --     200,000           --          --           --      200,000
     Cash dividends and other..          --           --          --           --          --         (961)        (961)
     Preferred dividends in
         kind - Series B ......           3           --       1,100           --          --       (1,100)          --
     Issuance of common stock
         under employee benefit
         plans ................          --          104          --            1         556           --          557
                                  ---------    ---------   ---------    ---------   ---------    ---------    ---------
BALANCE, DECEMBER 31, 1998 ....         540       57,779   $ 201,100    $     193   $ 107,615    $ 124,074    $ 432,982
                                  =========    =========   =========    =========   =========    =========    =========
     Net income ...............          --           --          --           --          --       64,555       64,555
     Retirement of preferred
         stock - Series B .....        (560)          --    (208,606)          --    (101,615)          --     (310,221)
     Issuance of preferred
         stock - Series C .....         840           --     312,910           --     122,369           --      435,279
     Cash dividends ...........          --           --          --           --          --       (1,390)      (1,390)
     June 1999 two-for-one
         stock split ..........          --           --          --          193        (193)          --           --
     Preferred dividends in
         kind - Series B ......          20           --       7,506           --          --       (7,506)          --
     Preferred dividends in
         kind - Series C ......          45           --      16,819           --          --      (16,819)          --
     Issuance of common
         stock under employee
         benefit plans ........          --          140          --           --       2,596           --        2,596
                                  ---------    ---------   ---------    ---------   ---------    ---------    ---------
BALANCE, DECEMBER 31, 1999 ....         885       57,919   $ 329,729    $     386   $ 130,772    $ 162,914    $ 623,801
                                  =========    =========   =========    =========   =========    =========    =========
     Net income ...............          --           --          --           --          --      195,153      195,153
     Cash dividends ...........          --           --          --           --          --       (2,942)      (2,942)
     June 2000 three-for-
         two stock split ......          --           --          --          201        (201)          --           --
     Preferred dividends in
         kind - Series C ......          83           --      30,692           --          --      (30,692)          --
     Issuance of common stock
         under employee benefit
         plans ................          --        4,324          --           35      67,506           --       67,541
                                  ---------    ---------   ---------    ---------   ---------    ---------    ---------
BALANCE, DECEMBER 31, 2000 ....         968       62,243   $ 360,421    $     622   $ 198,077    $ 324,433    $ 883,553
                                  =========    =========   =========    =========   =========    =========    =========

                               See accompanying Notes to Consolidated Financial Statements.


                                       METRIS COMPANIES INC. AND SUBSIDIARIES
                                        Consolidated Statements of Cash Flows
                                               (Dollars in thousands)

                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                                      2000          1999          1998
                                                                                      ----          ----          ----
Operating Activities:
Net income ...................................................................   $   195,153    $    64,555    $    57,348
Adjustments to reconcile net income to net
   cash provided by operating activities:
Extraordinary loss from early extinguishment of debt..........................            --         50,808             --
Cumulative effect of accounting change .......................................         3,438             --             --
Depreciation and amortization ................................................        76,256         75,341         48,678
Change in allowance for loan losses ..........................................       144,948        225,745        149,199
Changes in operating assets and liabilities, net:
        Deferred income taxes ................................................        39,268        (32,592)       (72,234)
        Other receivables due from credit
             card securitizations, net........................................        47,904        (61,144)      (112,170)
        Accounts payable and accrued expenses ................................        45,877         65,337        (14,553)
        Deferred income ......................................................        60,403         46,774         75,688
        Other ................................................................       (95,563)      (106,940)       (67,044)
                                                                                 -----------    -----------    -----------
Net cash provided by operating activities ....................................       517,684        327,884         64,912
                                                                                 -----------    -----------    -----------
Investing Activities:
Net proceeds from sales and repayments of
     securitized loans .......................................................       551,911        960,170      1,491,832
Net loans originated or collected ............................................    (1,827,192)      (843,274)      (901,740)
Credit card portfolio acquisitions ...........................................      (195,597)    (1,156,673)      (921,558)
Additions to premises and equipment ..........................................       (85,007)       (41,724)       (10,814)
                                                                                 -----------    -----------    -----------
Net cash used in investing activities ........................................    (1,555,885)    (1,081,501)      (342,280)
                                                                                 -----------    -----------    -----------
Financing Activities:
Net increase in debt .........................................................        11,054        134,116         66,896
Net increase in deposits .....................................................     1,330,818        775,381             --
Cash dividends paid ..........................................................        (2,942)        (1,390)          (961)
(Decrease) increase in preferred equity ......................................            --           (124)       200,000
Increase in common equity ....................................................        26,278          2,720            557
                                                                                 -----------    -----------    -----------
Net cash provided by financing activities ....................................     1,365,208        910,703        266,492
                                                                                 -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents..........................       327,007        157,086        (10,876)
Cash and cash equivalents at beginning of year................................       194,433         37,347         48,223
                                                                                 -----------    -----------    -----------
Cash and cash equivalents at end of year .....................................   $   521,440    $   194,433    $    37,347
                                                                                 ===========    ===========    ===========
Supplemental disclosures and cash flow information:
   Cash paid during the year for:
    Interest .................................................................   $    81,724    $    29,519    $    28,412
    Income taxes .............................................................        75,384        116,954         86,053
Tax benefit from employee stock option exercises..............................        31,174            588             --
Non-cash conversion of Senior Notes:
     Accrued expenses and other liabilities ..................................            --         (4,250)            --
     Debt ....................................................................            --       (100,000)            --
     Metris preferred stock ..................................................            --        104,250             --

                                    See accompanying Notes to Consolidated Financial Statements.


                     METRIS COMPANIES INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     (Dollars in thousands, except as noted)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank"), which may be referred to as "we," "us," "our" and the "Company". The Company is an information-based direct marketer of consumer lending products and enhancement services primarily to moderate-income consumers.

     Prior to September 25, 1998, Fingerhut Companies, Inc. owned 83% of the Company. On September 25, 1998, Fingerhut distributed its remaining shares of the Company to Fingerhut shareholders in a tax-free distribution (the "spin off").

     All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.

Pervasiveness of Estimates

     We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Federal Funds Sold and Short-term Investments

     Federal funds sold are short-term loans made to banks through the Federal Reserve System. It is our policy to make such loans only to banks that are considered to be in compliance with their regulatory capital requirements. Short-term investments are investments in money market mutual funds and commercial paper with maturities less than three months.

Credit Card Loans

     Credit card loans presented on our balance sheet are receivables from consumers that we have not securitized, and are recorded at the principal amount outstanding. We accrue and earn interest income on credit card loans based on the principal amount of the loans outstanding using the effective-yield method. Accrued interest which has been billed to the customer but not yet received is classified on the consolidated balance sheet with the related credit card loans. Accrued interest which has not yet been billed to the customer is estimated and classified on the consolidated balance sheet in "Other assets." Interest income is generally recognized until a loan is charged off. At that time, the accrued interest portion of the charged off balance is deducted from current period interest income.

 Securitization, Retained Interests in Loans Securitized and Securitization
   Income

     We publicly and privately securitize a significant portion of our credit card loans to investors through the Metris Master Trust and third-party, single-seller and multi-seller receivables conduits. We retain participating interests in the credit card loans under "Retained interests in loans securitized" on the consolidated balance sheets. Our retained interests in loans securitized are subordinate to the interests of investors in the trust and conduit portfolios. Although we continue to service the securitized credit card accounts and maintain the customer relationships, these transactions are treated as sales for financial reporting purposes and the associated loans are not reflected on the consolidated balance sheets. Retained interests include contractual subordinated interests, excess transferor's interests and cash reserve accounts.

     We have recorded the sales of these loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Upon sale, we remove the sold credit card loans from the consolidated balance sheet and initially measure the related financial and servicing assets controlled and liabilities incurred at fair value, if practicable. SFAS 125 also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer.

     The securitization and sale of credit card loans changes our interest in such loans from lender to servicer, with a corresponding change in how revenue is reported in the consolidated statements of income. For securitized and sold credit card loans, amounts that otherwise would have been recorded as interest income, interest expense, fee income and provision for loan losses are instead reported in other operating income as "Net securitization and credit card servicing income." We have various receivables from the trust or conduits and other assets as a result of securitizations, including: amounts deposited in accounts held by the trust for the benefit of the trust's security holders; amounts due from interest rate caps and floors; accrued interest and fees on the securitized receivables; servicing fee receivables and various other receivables. These amounts are reported as "Other receivables due from credit card securitizations, net" on the consolidated balance sheets.

Allowance for Loan Losses

     We provide for loan losses in amounts necessary to maintain the allowance at a level we estimate to be sufficient to absorb probable losses of principal and earned interest, net of recoveries, that is inherent in the existing managed loan portfolio. This effectively reduces our retained interests in loans securitized to fair value. In evaluating the adequacy of the allowance for loan losses, we consider several factors, including: historical charge-off and recovery activity by age (vintage) of each loan portfolio (noting any particular trends over recent periods); recent delinquency and collection trends by vintage; current economic conditions and the impact such conditions might have on borrowers' ability to repay; the risk characteristics of the portfolios; and other factors. Significant changes in these factors could affect the adequacy of our allowance for loan losses. In general, we charge off unsecured credit card accounts at the end of the month during which the loan becomes contractually 180 days past due. In addition, we charge off secured credit card accounts at the end of the month during which the loan becomes contractually 120 days past due. Bankrupt accounts are charged off immediately upon formal notification of bankruptcy. Accounts of deceased cardholders without a surviving, contractually liable individual, or an estate large enough to pay the debt in full are also charged off immediately upon notification.

Property and Equipment

     We state property and equipment, and computer hardware and software at cost and depreciate them on a straight-line basis over their estimated economic useful lives, which range from one to twenty-five years. We capitalize software developed for internal use that represents major enhancements or replacements of operating and management information systems. We begin amortization of such capitalized software when the systems are fully developed and ready for implementation. We expense repair and maintenance costs as incurred.

Purchased Portfolio Premium

     The purchased portfolio premium represents the excess of amounts paid for portfolio acquisitions over the related credit card loan balances net of reserves and discounts. The intangible assets are amortized over the estimated periods of benefit, generally five to seven years, in proportion to the expected benefits to be recognized.

Enhancement Services

         Debt Waiver Products

     Direct Merchants Bank offers various debt waiver products to its credit card customers for which it retains the claims risk. Revenue for such products is recognized ratably over the coverage period, generally one month, and reserves are provided for pending claims based on Direct Merchants Bank's historical experience with settlement of such claims. Revenues recorded for debt waiver products are included in the consolidated statements of income under "Enhancement services revenues" and were $144.7 million, $106.0 million and $73.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Unearned revenues and reserves for pending claims are recorded in the consolidated balance sheets in "Deferred income" and "Accrued expenses and other liabilities" and combined amounted to $17.3 million and $7.1 million as of December 31, 2000 and 1999, respectively.

         Membership Programs

     We generally bill membership fees for enhancement products through financial institutions, including Direct Merchants Bank, and other cardholder-based institutions. We record these fees as deferred membership income upon acceptance of membership and amortize them on a straight-line basis over the membership period beginning after the contractual cancellation period is complete. Deferred enhancement revenues totaled $199.8 million and $127.5 million at December 31, 2000 and 1999, respectively.

     In accordance with the provisions of Statement of Position 93-7, "Reporting on Advertising Costs," qualifying membership acquisition costs are deferred and charged to expense as membership fees are recognized. These costs, which relate directly to membership solicitations (direct response advertising costs), principally include: postage, printing, mailings and telemarketing costs. We amortize these costs on a straight-line basis as we realize revenues over the membership period. Amortization of membership acquisition costs amounted to $14.9 million, $9.9 million and $8.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. If deferred membership acquisition costs were to exceed forecasted future net revenues, we would make an appropriate adjustment for impairment. All other membership acquisition costs are expensed as incurred. Deferred membership acquisition costs amounted to $59.3 million and $30.6 million as of December 31, 2000 and 1999, respectively.

         Extended Service Plans

     We coordinate the marketing activities for Fingerhut's sales of extended service plans. We perform administrative services and retain the claims risk for all extended service plans sold. As a result, we defer and recognize extended service plan revenues and the incremental direct acquisition costs on a straight-line basis over the life of the related extended service plan contracts beginning after the expiration of any manufacturers' warranty coverage. The provision for service contract returns charged against deferred income for the years ended December 31, 2000, 1999 and 1998, amounted to $3.0 million, $5.0 million and $4.8 million, respectively. Additionally, prior to 1999, we reimbursed Fingerhut for the cost of its marketing media and other services utilized in the sales of extended service plans, based on contracts sold and on media utilization costs as agreed to by us and Fingerhut. Beginning in 1999, Fingerhut was responsible for paying a majority of the marketing expense and therefore retained a larger portion of the related revenue.

     During the quarter ended March 31, 2000, we adopted Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" for our debt waiver products. This SAB formalized the accounting for services sold where the right to a full refund exists, requiring all companies to defer recognition of revenues until the cancellation period is complete. Previously, we recognized half of the revenues in the month billed and half in the following month. We now recognize all of the revenue the month following completion of the cancellation period. This change resulted in a one-time, non-cash net charge to earnings of $3.4 million, which is reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the year ended December 31, 2000. Because we have applied the provisions of this SAB to our membership programs since 1998, before the SEC formalized its guidance, no adjustment was required for our membership services revenues. The proforma effect of adopting SAB 101 was immaterial for the prior-year periods.

Credit Card Fees and Origination Costs

     Credit card fees include annual membership, late payment, overlimit, returned check, cash advance transaction fees and other miscellaneous fees. These fees are assessed according to the terms of the related cardholder agreements and, except for annual membership fees, are recognized as revenue when charged to the cardholder's account.

     We defer direct credit card origination costs associated with successful credit card solicitations that we incur in transactions with independent third parties, and certain other costs that we incur in connection with loan underwriting and the preparation and processing of loan documents. We net these deferred credit card origination costs against the related credit card annual fee, if any, and amortize them on a straight-line basis over the cardholder's privilege period, which is generally 12 months. Net deferred fees were $13.1 million and $11.8 million as of December 31, 2000 and 1999, respectively.

Solicitation Expenses

     We generally expense credit card account costs, including printing, credit bureaus, list processing costs, telemarketing and postage, as incurred over the two-to-three month period during which the related responses to such solicitation are received.

Credit Card Fraud Losses

     We experience credit card fraud losses from the unauthorized use of credit cards. We expense these fraudulent transactions when identified, through the establishment of a reserve for the transactions. We charge off these amounts after 90 days, after all attempts to recover the amounts from these transactions, including chargebacks to merchants and claims against cardholders, are exhausted.

Interest Rate Risk Management Contracts

     The nature and composition of our assets and liabilities and securitized loans expose us to interest rate risk. We enter into a variety of interest rate risk management contracts such as interest rate swap, floor and cap agreements with highly rated counterparties in order to hedge our interest rate exposure on securitized loans and deposits. The monthly interest rate differential to be paid or received on these contracts is accrued and included in "Net securitization and credit card servicing income" or "Deposit interest expense," as appropriate, on the consolidated statements of income. Premiums paid for these contracts and the related interest payable or receivable under these contracts are classified under "Other receivables due from credit card securitization, net," on the consolidated balance sheets. We record premiums paid for interest rate contracts at cost and amortize them on a straight-line basis over the life of the contract.

Debt Issuance Costs

     Debt issuance costs are the costs related to issuing new debt securities and establishing new securitizations under the trust or conduits. We capitalize the costs as incurred and amortize them to expense over the term of the new debt security.

Income Taxes

     We determine deferred taxes based on the temporary differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred taxes are based on the enacted rate that is expected to apply when the temporary differences reverse. For periods prior to the spin off, we were included in the consolidated federal and certain state income tax returns of Fingerhut Companies, Inc. Based on a tax sharing agreement between us and Fingerhut Companies, Inc., the 1998 provision and deferred income taxes were computed based only on our financial results as if we filed our own federal and state tax returns.

Earnings Per Share

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if dilutive securities or other contracts to issue common stock were exercised or converted into common stock.

     The following table presents the computation of basic and diluted weighted average shares used in the per-share calculations:

                                                               Year Ended December 31,
                                                               -----------------------
                                                     2000       1999         1998
                                                     ----       ----         ----
(In thousands)
Income before extraordinary loss and
     cumulative effect of accounting
     change ...................................   $ 198,591   $ 115,363    $  57,348
Preferred dividends - Series B ................          --       7,506        1,100
Preferred dividends - Series C ................      31,624      17,080           --
Adjustment for the retirement of Series B
     preferred stock ..........................          --     101,615           --
                                                  ---------   ---------    ---------
Net income (loss) applicable to common
     stockholders before extraordinary loss
     and cumulative effect of accounting change     166,967     (10,838)      56,248
Extraordinary loss from the early
     extinguishment of debt ...................          --      50,808           --
Cumulative effect of accounting change, net ...       3,438          --           --
                                                  ---------   ---------    ---------
Net income (loss) applicable to common
     stockholders .............................   $ 163,529   $ (61,646)   $  56,248
                                                  =========   =========    =========

Weighted average common shares
     outstanding (basic common shares) ........      60,070      57,855       57,696
Adjustments for dilutive securities:
Assumed exercise of outstanding stock
   options ....................................       3,348         --(1)      2,209
Assumed conversion of convertible preferred
     stock ....................................      29,164         --(1)         --
                                                  ---------   ---------    ---------
Diluted common shares .........................      92,582      57,855       59,905
                                                  =========   =========    =========


(1) For the year ended December 31, 1999, there were options and convertible preferred stock outstanding to purchase 3.2 million and 15.3 million common shares. These potential common shares have been excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

Comprehensive Income

     Statement of Financial Accounting Standard 130 "Reporting Comprehensive Income," does not apply to our current financial results and therefore, net income equals comprehensive income.

NOTE 3 - SECURITIZATION ACTIVITY

     Securitization activity as of and for the year ended December 31, 2000, is as follows:

At December 31, 2000

Principal amount of credit card
     receivables sold ......................           $6,070,224
Retained interests in loans securitized.....            2,023,681
Loans more than 30-days contractually
    delinquent..............................              612,523

For the year ended December 31, 2000

Cash flow to/from the Company
Net proceeds from sales and repayments
    of securitized loans....................           $  551,911
Collections reinvested in revolving
    period securitizations..................            3,858,146
Servicing fees .............................              119,572
Cash flow from retained interests, net......              401,557
                                                       ----------
   Total ...................................           $4,931,186
                                                       ==========

Loans charged off, net of recoveries .......           $  645,309
                                                       ==========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

     We maintain an allowance for loan losses for both owned loans and the retained interests in loans securitized. The portion allocated to the retained interest in loans securitized represents our estimated valuation adjustment to report this asset in accordance with SFAS 125. For securitized loans, losses and related provisions for loan losses are reflected in the calculations of net securitization and credit card servicing income. We make provisions for loan losses in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable losses of principal and earned interest, net of recoveries, inherent in the existing loan portfolio.

The activity in the allowance for loan losses is as follows:

                           Year Ended December 31,
                           -----------------------
                                               2000         1999         1998
                                               ----         ----         ----

Balance at beginning of year ............   $ 619,028    $ 393,283    $ 244,084
Allowance related to assets acquired, net       5,963       26,293       20,152
Provision for loan losses ...............     388,234      174,800       77,770
Provision for loan losses (1) ...........     529,671      567,737      456,354
Loans charged off .......................    (854,087)    (582,637)    (420,875)
Recoveries ..............................      75,166       39,552       15,798
                                            ---------    ---------    ---------
Net loans charged off ...................    (778,921)    (543,085)    (405,077)
                                            ---------    ---------    ---------
Balance at end of year ..................   $ 763,975    $ 619,028    $ 393,283
                                            =========    =========    =========

(1) Amounts are included in "Net securitization and credit card servicing income."


NOTE 5 - PROPERTY AND EQUIPMENT

The carrying value of property and equipment is as follows:

                                                    At December 31,
                                                    ---------------
                                                    2000       1999
                                                    ----       ----

Furniture and equipment .......................   $ 46,416   $ 12,186
Computer software and equipment ...............     55,399     24,675
Construction in progress ......................      6,842     24,500
Buildings and land ............................     27,805         --
Leasehold improvements ........................     18,537      8,631
                                                  --------   --------
Total .........................................   $154,999   $ 69,992
Less: Accumulated depreciation
   and amortization............................     26,603     13,078
                                                  --------   --------
Balance at end of year ........................   $128,396   $ 56,914
                                                  ========   ========

     Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998, was $16.0 million, $6.8 million and $4.4 million, respectively.

NOTE 6 - PORTFOLIO ACQUISITIONS

     On August 25, 2000, Direct Merchants Bank purchased the U.S. Bankcard Program from Banco Popular. The acquired credit card portfolio had approximately 184,000 active accounts and approximately $186 million in receivables. On June 30, 1999, Direct Merchants Bank purchased a portion of the consumer bankcard portfolio of GE Capital Consumer Card Co., a unit of General Electric Company. The acquired credit card portfolio had approximately 485,000 active accounts and approximately $1.2 billion in receivables. In December 1998, the Company acquired an $800 million credit card portfolio from PNC Bank Corp. representing loans from customers outside of PNC's normal banking relationship.

NOTE 7 - CONVERTIBLE PREFERRED STOCK

     The Series C Perpetual Convertible Preferred Stock is held by affiliates of the Thomas H. Lee Company, a private equity firm, and is convertible into common shares at a conversion price of $12.42 per common share subject to adjustment in certain circumstances. The Series C Preferred Stock has a 9% dividend payable in additional shares of Series C Preferred Stock and will also receive any cash dividends paid on our common stock on a converted basis. One share of Series C Preferred Stock is convertible into 30 shares of common stock, plus a premium amount designed to guarantee a portion of seven years' worth of dividends at a 9% annual rate. For conversions in 2000, the premium amount would be equal to approximately 14% of those future dividends. Assuming conversion of the Series C Preferred Stock into common stock, the Lee Company would own approximately 32% of the Company on a diluted basis at December 31, 2000. The Series C Preferred Stock entitles the holders to elect four members to our Board of Directors. The Series C Preferred Stock may be redeemed by us in certain circumstances after December 31, 2001, by paying 103% of the redemption price of $372.50 and any accrued dividends at the time of redemption. We also have the option to redeem the Series C Preferred Stock after December 9, 2008, without restriction by paying the redemption price of $372.50 and any accrued dividends at the time of redemption.

     The Series C Preferred Stock is normally convertible into common stock. However, in the event that such conversion would result in a stockholder or group (within the meaning of Rules 13d-3 and 13d-5 promulgated under the Securities Exchange Act of 1934) obtaining 35% or more of the outstanding voting stock of the Company, the indenture which governs our outstanding 10% Senior Notes due 2004 requires us to make an offer to purchase those notes. Accordingly, for so long as any of our 10% Notes remain outstanding, in the event that the conversion of the Series C Preferred Stock into common stock would cause any stockholder or group to beneficially own more than 34.9% of the outstanding voting stock of the Company, the excess number of shares of Series C Preferred Stock will be convertible into non-voting stock, currently Series D Preferred Stock. The Series D Preferred Stock has a liquidation preference of $.01 per share, is non-voting, except as required by law, and will automatically convert into common stock at the time such conversion will not trigger the restrictions set forth in the indenture described above.

     Prior to shareholder approval and the receipt of notice that there was no regulatory objection to the Series C Preferred Stock investment, the Lee Company agreed to purchase $200 million in Series B Perpetual Preferred Stock and $100 million in 12% Senior Notes due 2006. We also issued the Lee Company 7.5 million ten-year warrants to purchase shares of our common stock.

     On March 12, 1999, shareholders approved the conversion of the Series B Preferred Stock and 12% Senior Notes into Series C Preferred Stock. Notice was received on May 28, 1999, that there was no regulatory objection to the conversion to the Series C Preferred Stock. On June 1, 1999, the Series B Preferred Stock and the 12% Senior Notes were extinguished, and the warrants were canceled causing a one-time, non-cash accounting adjustment. The excess of the fair value of the Series C Preferred Stock over the carrying value of the Series B Preferred Stock and the 12% Senior Notes at the time of the conversion was allocated to the 12% Senior Notes and the Series B Preferred Stock based upon their initial fair values. To arrive at net income applicable to common stockholders in the calculation of earnings per share, the amount allocated to the 12% Senior Notes was recognized as an extraordinary loss from the early extinguishment of debt in the amount of $50.8 million and the amount allocated to the Series B Preferred Stock was recognized as a reduction of net income applicable to common stockholders in the amount of $101.6 million. The extraordinary loss attributable to the 12% Senior Notes is not recorded net of taxes. These adjustments did not have an impact on total stockholders' equity.

NOTE 8 - STOCK OPTIONS

     We offer the Metris Companies Inc. Long-Term Incentive and Stock Option Plan, which permits a variety of stock-based grants and awards and gives us flexibility in tailoring our long-term compensation programs. In 2000, the Board of Directors recommended, and the shareholders approved, an increase in the number of shares permitted to be granted under the plan to 15.0 million shares of common stock for awards of stock options or other stock-based awards, subject to adjustment in certain circumstances. As of December 31, 2000, 1.3 million shares were available for grant.

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

     During 2000, 1999 and 1998, we granted 4.2 million, 2.7 million and 3.2 million options, respectively, to officers and employees. Restricted stock grants are also issued under the stock option plan to our executive officers. A total of 0.1 million and 0.3 million common shares were granted in 2000 and 1999, with an approximate aggregate market value of $2.3 million and $4.0 million at the time of the grant, respectively. The market value of these restricted shares at the date of grant is amortized into expense over a period not less than the restriction period. We recognized $1.1 million in 2000 and $0.6 million in 1999 for these restricted shares. If the restrictions are removed, generally upon death, disability or retirement, the remaining unamortized market value of the restricted shares is expensed.

     We also offer the Metris Companies Inc. Non-Employee Director Stock Option Plan which provides up to 750,000 shares of common stock for awards of options, subject to adjustments in certain circumstances. During 2000, 1999 and 1998, we granted 82,500, 127,500 and 75,000 options, respectively. At December 31, 2000, 375,000 shares were available for grant.

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

     Had compensation cost for these plans been determined based on the fair value methodology prescribed by SFAS 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      Year Ended December 31,
                                                      -----------------------
                                                    2000        1999       1998
                                                    ----         ----      ----

Net income as reported ......................   $   195,193    $64,555   $57,348
Net income pro forma ........................       185,356     59,733    47,264
Diluted earnings (loss) per share
   as reported ..............................          2.11      (1.07)     0.94
Diluted earnings (loss) per share
   pro forma ................................          2.00      (1.15)     0.79

     The above pro forma amounts may not be representative of the effects on reported net earnings for future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 2000, 1999 and 1998, respectively: dividend yield of 0.10%, 0.10% and 0.10%; expected volatility of 58.4%, 55.4% and 71.3%; risk-free interest rate of 6.40%, 5.30% and 4.72%; and expected lives of six years, six years and seven years, respectively.

     Information regarding our stock option plans for 2000, 1999 and 1998, is as follows:

                                                                         Year Ended December 31,

                                                 2000                           1999                            1998
                                                 ----                           ----                            ----
                                                         Weighted-                     Weighted-                        Weighted-
                                                          Average                       Average                          Average
                                                          Exercise                      Exercise                         Exercise
                                        Shares             Price         Shares          Price            Shares          Price
                                        ------             -----         ------          -----            ------          -----
Options outstanding, beginning of
   year ..........................    10,129,614      $      9.72       7,862,100      $      8.56       5,046,600      $      5.01
Options exercised ................     4,212,537             5.46         111,750             6.40         104,250             5.33
Options granted ..................     4,348,685            24.78       2,860,914            13.47       3,241,500            14.52
Options canceled/
   forfeited .....................       358,700            22.64         481,650            13.79         321,750            13.92
                                       --------------------------------------------------------------------------------------------
Options outstanding,
   end of year ...................     9,907,062            17.67      10,129,614             9.72       7,862,100             8.56
Weighted-average fair value of
   options granted during
   the year ......................            --            13.47              --             6.53              --            10.77


     The following table summarizes information about stock options outstanding at December 31, 2000:

                                         Options Outstanding               Options Exercisable
                                         -------------------               -------------------

                                              Weighted-
                                               Average     Weighted-                    Weighted-
                                Number        Remaining     Average       Number         Average
                             Outstanding      Contractual   Exercise     Exercisable     Exercise
Exercise Price               at 12/31/00        Life         Price      at 12/31/00       Price
--------------               -----------        ----         -----      -----------       -----
 $ 5.33-$13.46 .............   4,351,869        7.6         $10.16       2,411,532        $10.18
 $13.47-$24.42 .............   3,744,642        8.6          22.01       1,144,497         18.86
 $24.43-$38.88 .............   1,810,551        9.5          26.78          82,650         25.79
 ------ ------                 ---------        ---         ------      ----------        ------
                               9,907,062        8.3         $17.67       3,638,679        $13.26
                               =========        ===         ======      ==========        ======

         Employee Stock Purchase Plan

     During the third quarter of 1999, we adopted an employee stock purchase plan (ESPP), whereby eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of our common stock. Under the plan, shares of our common stock may be purchased at the end of each monthly offering period at 85% of the lower of the fair market value on the first or last day of the monthly offering period. Employees contributed $2.0 million and $0.7 million to purchase 100,624 and 40,022 shares of common stock under the ESPP for 2000 and 1999, respectively. We are authorized to issue up to 2.6 million shares of common stock to employees under the plan, and as of December 31, 2000, there were approximately 2.4 million shares available for future issuance.

         Management Stock Purchase Plans

     We provide management stock purchase plans, whereby any employee who is a Senior Vice President or higher and who participates in the Metris Management Incentive Bonus Plan is eligible to participate. Participants may elect to defer up to 50% of their bonus received under the Management Bonus Plan, which is credited to a stock purchase account as restricted stock units. We will make a match of $1 for every $3 contributed by the participant. The participant's contributions are vested immediately and our matching contributions vest after three years (two years for contributions made for the year of adoption). Employees contributed approximately $1.3 million to purchase 52,231 restricted stock units under the Plans for 2000. The restricted stock units convert to common stock when distributed from the Plans. We are authorized to issue up to 900,000 shares of common stock to employees under the Plans, and as of December 31, 2000, approximately 830,000 of the authorized shares were available for future issuance.

NOTE 9 - EMPLOYEE BENEFIT PLANS

     We offer a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) Plan, and we match a portion of employee contributions and make discretionary contributions based upon our financial performance. For the years ended December 31, 2000, 1999 and 1998, we contributed $1.4 million, $1.8 million and $0.9 million to the 401(k) Plan, respectively.

     In 2000, the Company adopted a new Non-Qualified Deferred Compensation Plan for a select group of management or highly compensated employees. These employees are allowed to participate in the 401(k) Plan under the new Plan in 2000, but were unable to participate in the 401(k) Plan under the previous Non-Qualified Deferred Compensation Plan in 1998. There was no Non-Qualified Preferred Compensation Plan in effect during 1999. The new Plan provides saving and investment opportunities to those individuals who elect to defer a portion of their salary. Participants in the prior Plan were allowed to transfer their balances to the new Plan. The Company matches a portion of the employee contribution and makes discretionary contributions based on the Company's financial performance. For the years ended December 31, 2000 and 1998, respectively, the Company contributed $0.3 million and $0.2 million to the Plans.

         Supplemental Executive Retirement Plan

     Our funded Supplemental Executive Retirement Plan ("SERP"), established in 1999, provides officers and other members of senior management with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. The SERP is an account balance plan to which we will make annual contributions targeted to provide 60% of the average of the participant's final five years of salary and bonus with us. These benefits will be paid in 15 annual installments beginning the year after they become eligible to receive benefits. Participants are eligible to receive benefits upon leaving our employment if they are at least 65 years of age or at least age 55 with five years of plan participation, if a change of control occurs or in the event of death. We recognized $0.9 million and $2.2 million of expense in 2000 and 1999, respectively, related to the SERP Plan. Our liability was $3.1 million and $2.2 million at December 31, 2000 and 1999, respectively, for future payments under this Plan. This expense and liability are calculated based on actuarial assumptions regarding years of participation, future investment returns and participants continuing in the Plan until age 65.

NOTE 10 - INCOME TAXES

     The components of the provision for income taxes consisted of the following:

                                                  Year Ended December 31,
                                                  -----------------------
                                                2000      1999        1998
                                                ----      ----        ----
Current:
   Federal ...............................   $ 77,185   $ 94,309    $ 98,428
   State .................................      7,867     14,236       8,355
Deferred .................................     39,268    (32,592)    (70,883)
                                             --------   --------    --------
                                             $124,320   $ 75,953    $ 35,900
                                             ========   ========    ========


     A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

                                                      Year Ended
                                                     December 31,
                                                     ------------
                                                 2000    1999    1998
                                                 ----    ----    ----

Statutory federal income tax rate ............   35.0%   35.0%   35.0%
State income taxes, net of federal benefit ...    2.8%    3.2%    3.2%
Other, net ...................................    0.7%    1.5%    0.3%
                                                 ----    ----    ----
Effective income tax rate ....................   38.5%   39.7%   38.5%
                                                 ====    ====    ====


     Our deferred tax assets and liabilities are as follows:

                                                           At December 31,
                                                           ---------------
                                                           2000      1999
                                                           ----      ----
Deferred  income  tax  assets resulting from
   future deductible temporary differences:
   Allowance for loan losses .........................   $214,989  $196,840
   Deferred revenues .................................     74,755    48,200
   Other .............................................     18,800    19,378
                                                         --------  --------
Total deferred tax assets ............................   $308,544  $264,418

Deferred  income tax  liabilities  resulting  from
   future  taxable  temporary differences:
      Accrued interest on credit card loans ..........   $114,595  $ 65,260
      Deferred costs .................................     30,701    11,464
      Intangible amortization ........................     10,900       750
      Other ..........................................      6,003     1,331
                                                         --------  --------
Total deferred tax liabilities .......................   $162,199  $ 78,805
                                                         --------  --------
Net deferred tax assets ..............................   $146,345  $185,613
                                                         ========  ========

     We believe, based on our history of operating earnings, expectations for operating earnings in the future, and the expected reversal of taxable temporary differences, earnings will be sufficient to fully utilize the deferred tax assets.

NOTE 11 - RELATED PARTY TRANSACTIONS

     Prior to September 1998, Fingerhut owned approximately 83% of our outstanding common shares. In September 1998, Fingerhut distributed the remaining shares of the Company to shareholders of Fingerhut in a tax-free distribution.

     Information related to transactions with Fingerhut have not been presented for the years ended December 31, 2000 and 1999, because Fingerhut is no longer considered a related party after distributing their remaining shares. Prior to the distribution of the shares, Fingerhut and its various subsidiaries had historically provided financial and operational support to us. We believe the fees paid for the operational support reasonably approximate market rates for the services performed. The direct and allocated expenses represent charges for various administrative services. We have also entered into several other agreements with Fingerhut that detail further business arrangements between the companies. Each of these agreements was negotiated and we believe they reasonably approximate contracts between unrelated third parties. Our exclusive license to use Fingerhut's customer database to market financial service products will become non-exclusive after October 31, 2001.

     The following table summarizes the amounts of revenues, direct expense charges, cost allocations (including net interest income or expense), and our costs of the agreements mentioned above for each of the years reflected in our financial statements for the year ended December 31, 1998.

Revenues:
Enhancement services .................................   $15,439
Expenses:
Credit card account and other product solicitation
   and marketing expenses ............................    10,796
Data processing services and communications...........     2,344
Other ................................................       659

     In the ordinary course of business, our executive officers may have credit card loans issued by us. Pursuant to our policy, such loans are issued on the same terms as those available to all eligible employees and do not involve more than the normal risk of collectibility.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

     Commitments to extend credit to consumers represent the unused credit limits on open credit card accounts. These commitments amounted to $11.1 billion, $9.7 billion and $5.9 billion as of December 31, 2000, 1999 and 1998, respectively. While these amounts represent the total lines of credit available to our customers, we have not experienced and do not anticipate that all of our customers will exercise their entire available line at any given point in time. We also have the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

     We lease certain office facilities and equipment under various cancelable and non-cancelable operating lease agreements that provide for the payment of a proportionate share of property taxes, insurance and other maintenance expenses. These leases also may include scheduled rent increases and renewal options. Rental expense for these operating leases for the years ended December 31, 2000, 1999 and 1998, was $18.1 million, $11.1 million and $6.4 million, respectively.

     Future minimum lease commitments at December 31, 2000, under cancelable and non-cancelable operating leases are as follows:

    2001                                            $      18,528
    2002                                                   15,849
    2003                                                   12,354
    2004                                                   11,014
    2005                                                    8,650
    Thereafter                                             39,027
                                                    -------------
       Total minimum lease payments                 $     105,422
                                                    =============


     We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations. In July 2000 an Amended Complaint was filed in Hennepin County Court in Minneapolis, Minnesota against Metris Companies Inc., Metris Direct, Inc. and Direct Merchants Bank. The complaint seeks damages in unascertained amounts and purports to be a class action complaint on behalf of all cardholders who were issued a credit card by Direct Merchants Bank and were allegedly assessed fees or charges that the cardholder did not authorize. Specifically, the complaint alleges violations of the Minnesota Prevention of Consumer Fraud Act, the Minnesota Deceptive Trade Practices Act and breach of contract. We filed our answer to the complaint in August 2000. To date, the complaint has not been certified as a class action claim. We believe we have numerous substantive legal defenses to these claims and are prepared to vigorously defend the case. There can be no assurance that defense or resolution of these matters will not have a material adverse effect on our financial position.

     Direct Merchants Bank's activities as a credit card lender are subject to regular review and examination by federal regulators to assess compliance with various federal consumer protection laws. Regulators are authorized to impose penalties for violations of these laws and, in certain cases, to order Direct Merchants Bank to pay restitution to injured cardholders.

NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTED PAYMENTS

     In the normal course of business, we enter into agreements, or are subject to regulatory requirements, that result in cash, debt and dividend or other capital restrictions.

     The Federal Reserve Act imposes various legal limitations on the extent to which banks can finance or otherwise supply funds to their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to or other covered transactions, such as certain purchases of assets, with us and our affiliates. Such restrictions limit Direct Merchants Bank's ability to lend to us and our affiliates. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to us in accordance with the national bank dividend rules.

     Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the Office of the Comptroller of Currency. At December 31, 2000 and 1999, Direct Merchants Bank's Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a "well-capitalized" depository institution under regulations of the OCC.

     We are also bound by restrictions set forth in the indentures related to the Senior Notes dated November 7, 1997, and July 15, 1999. Pursuant to those indentures, we may not make dividend payments in the event of a default or if all such restricted payments would exceed 25% of our aggregate cumulative net income.


NOTE 14 - CONCENTRATIONS OF CREDIT RISK

     A concentration of credit risk is defined as significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. We are active in originating credit card loans throughout the United States, and no individual or group had a significant concentration of credit risk at December 31, 2000 or 1999. The following table details the geographic distribution of our retained, sold and managed credit card loans:

                                     Retained       Sold       Managed
                                     --------       ----       -------
At December 31, 2000
--------------------
California .......................  $  404,947   $  765,909   $1,170,856
Texas ............................     273,187      516,701      789,888
New York .........................     261,192      494,015      755,207
Florida ..........................     238,972      451,988      690,960
Ohio .............................     129,958      245,801      375,759
Illinois .........................     128,650      243,326      371,976
Pennsylvania .....................     104,911      198,427      303,338
All others .......................   1,661,067    3,154,057    4,815,124
                                    ----------   ----------   ----------
   Total .........................  $3,202,884   $6,070,224   $9,273,108
                                    ==========   ==========   ==========


                                     Retained       Sold        Managed
                                     --------       ----        -------
At December 31, 1999
--------------------
California .......................  $  224,359   $  702,254   $  926,613
Texas ............................     158,760      496,927      655,687
New York .........................     134,087      419,700      553,787
Florida ..........................     131,960      413,043      545,003
Ohio .............................      73,313      229,473      302,786
Illinois .........................      66,947      209,546      276,493
Pennsylvania .....................      56,025      175,363      231,388
All others .......................     917,558    2,872,007    3,789,565
                                    ----------   ----------   ----------
   Total .........................  $1,763,009   $5,518,313   $7,281,322
                                    ==========   ==========   ==========

     We target our consumer lending products primarily to moderate-income consumers. Primary risks associated with lending to this market are that they may be more sensitive to future economic downturn, which may make them more likely to default on their obligations.


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     We have estimated the fair value of our financial instruments in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Financial instruments include both assets and liabilities, whether or not recognized in our consolidated balance sheets, for which it is practicable to estimate fair value. Additionally, certain intangible assets recorded on the consolidated balance sheets, such as purchased credit card relationships, and other intangible assets not recorded on the consolidated balance sheets (such as the value of the credit card relationships for originated loans and the franchise values of our various lines of business) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. We believe there is substantial value associated with these assets based on current market conditions, including the purchase and sale of such assets. Accordingly, the aggregate estimated fair value amounts presented do not represent the entire underlying value of the Company.

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

 Net retained interests in loans securitized and net credit card loans

     Securitized credit card loans are originated with variable rates of interest that adjust with changing market interest rates. Thus, the carrying value of the retained interest in the loans securitized, less the allowance for loan losses, approximates fair value. This valuation does not include the value that relates to estimated cash flows generated from new loans from existing customers over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationships.

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

Interest rate cap, floor and swap agreements

     The fair values of interest rate cap, floor and swap agreements were obtained from dealer quoted prices. These values generally represent the estimated amounts we would receive or pay to terminate the agreements at the reporting dates, taking into consideration current interest rates and the current creditworthiness of the counterparties.

Other securitization assets

     For other securitization assets, the carrying amount is a reasonable estimate of the fair value, due to their short-term nature.

Debt

     We make short-term borrowings with variable rates of interest that adjust with changing market interest rates. Thus, carrying value approximates fair value.

     We obtain the fair value of long-term debt from quoted market yields, when available.

Deposits

     The fair value for fixed rate certificates of deposit are estimated based on quoted market prices of comparable instruments.

     The estimated fair values of our financial instruments are summarized as follows:

                                                              At December 31,
                                                              ---------------
                                                      2000                       1999
                                                      ----                       ----

                                              Carrying    Estimated      Carrying    Estimated
                                               Amount     Fair Value      Amount     Fair Value
                                               ------     ----------      ------     ----------
Cash and cash equivalents ................   $  521,440   $  521,440   $  194,433   $  194,433
Accrued interest and fees receivable......       30,531       30,531       17,704       17,704
Credit card loans, net ...................    1,056,080    1,056,080      133,608      133,608
Securitization assets:
   Retained interest in loans securitized,
   net ...................................    1,382,829    1,382,829    1,010,373    1,010,373
   Interest rate cap agreements ..........       39,365       15,468       27,113       34,526
   Interest rate floor agreements ........           --           --           23            6
   Interest-only strip ...................           --           --           --           --
   Other .................................      147,329      147,329      216,842      216,842
Interest rate swap agreements ............           --        2,716           --           --
Debt .....................................      356,066      327,917      345,012      346,218
Deposits .................................    2,106,199    2,109,690      775,381      775,381

     We have performed an analysis of the fair market value by discounting future cash flows of the trust and each of the conduits at rates which we believe to be consistent with those that would be used by an independent third party. However, because there is no active market for this, the fair values presented may not be indicative of the value negotiated in an actual sale. The future cash flows used to estimate fair value are limited to the securitized receivables that exist at year end and does not reflect the value associated with future receivables generated by cardholder activity.

     The significant assumptions used at year end for estimating the fair value of the retained interest in loans securitized and related interest-only strip are as follows:

                                                  At December 31,

                                                  2000    1999
                                                  ----    ----

Annual discount rate(1) ........................   15%   15%/12%
Monthly payment rate ...........................    7%        7%
Net interest rate spread(2) ....................   14%       14%
Annual principal and finance charge
     default rate ..............................   16%       17%

(1) The 1999 discount rate for retained interests was 15% and interest-only strip was 12%.

(2) Weighted average Annual Percentage Rate (APR) minus weighted average cost of funds.

     At December 31, 2000, the sensitivity of the current fair value to immediate 10 percent and 20 percent adverse changes are as follows (in millions):

                                                  Impact on Fair Value
                                                  --------------------
                                         10% adverse change   20% adverse change
                                         ------------------   ------------------

Annual discount rate ...................      $ 13                 $ 26
Monthly payment rate ...................        22                   47
Net interest rate spread ...............       109                  212
Annual principal and finance charge
     default rate ......................       141                  278


     The actual life-to-date annual principal and finance charge default rates for loans securitized are as follows:

       December 31, 2000 .........       13%
       December 31, 1999 .........       13%
       December 31, 1998 .........       12%

     We believe these sensitivity analyses do not accurately reflect the potential impact on the asset values as they do not consider potential offsetting positive impacts that would occur in the portfolio.

NOTE 16- DERIVATIVE FINANCIAL INSTRUMENTS

     We enter into interest rate cap, floor and swap agreements to hedge the cash flow and earnings impact of fluctuating market interest rates on the spread between the floating rate loans and the floating and fixed rate debt issued to fund the loans. In connection with the issuance of term asset-backed securities by the trust, we enter into term interest rate cap agreements with highly rated bank counterparties to effectively cap the potentially negative impact to us from increases in the floating interest rate of the securities. We also enter into interest rate swap agreements to hedge the fair value of a portion of our fixed rate deposits. These interest rate agreements are for original terms ranging from two to ten years and will terminate between February 2002 and January 2010.

                     Notional Amounts of Interest Rate Swap,
                   Cap and Floor Agreements Purchased and Sold
                   -------------------------------------------


                                              Weighted-               Weighted-
Year Ended December 31,                        Average                 Average
                                              Interest                 Interest
(Dollars in thousands)             2000         Rate        1999         Rate
                                   ----         ----        ----         ----
Interest rate swap
    agreements:
     Beginning balance .....    $       --        --      $       --        --
     Additions .............       249,000      7.0%              --        --
     Maturities/terminations            --        --              --        --
                                ----------                ----------
     Ending balance ........    $  249,000      7.0%      $       --        --
                                ==========                ==========
Interest rate caps:
   Beginning balance .......    $4,213,021      9.4%      $2,393,021      8.7%
     Additions .............     1,260,774      8.5%       2,460,000      9.5%
     Maturities/terminations       354,167      9.1%         640,000      7.4%
                                ----------                ----------
     Ending balance ........    $5,119,628      9.2%      $4,213,021      9.4%
                                ==========                ==========

Interest rate floor:
     Beginning balance .....    $   58,333      6.2%      $  467,367      6.2%
     Additions .............            --        --              --        --
     Maturities/terminations        58,333      6.2%         409,034      6.2%
                                ----------                ----------
     Ending balance ........    $       --        --      $   58,333      6.2%
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

NOTE 17 - SEGMENTS

     We operate in two principal areas: consumer lending products and enhancement services. Our consumer lending products are primarily unsecured and secured credit cards, including the Direct Merchants Bank MasterCard(R) and Visa(R). Our credit card accountholders include customers obtained from third-party lists and other customers for whom general credit bureau information is available.

     We market our enhancement services, including (i) debt waiver protection for unemployment, disability and death, (ii) membership programs such as card registration, purchase protection and other club memberships, and (iii) third-party insurance, directly to our credit card customers and customers of third parties. We currently administer our extended service plans sold through a third-party retailer, and the customer pays the retailer directly. In addition, we develop customized targeted mailing lists from information contained in our databases for use by unaffiliated companies in their own product solicitation efforts that do not directly compete with our efforts.

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

     We do not allocate the expenses, assets and liabilities attributable to corporate functions to the operating segments, such as employee compensation, data processing services and communications, third-party servicing expenses, and other expenses including occupancy, depreciation and amortization, professional fees, and other general and administrative expenses. We include these expenses in the reconciliation of the income before income taxes (and cumulative effect of accounting change and extraordinary loss) for the reported segments to the consolidated total. We do not allocate capital expenditures for leasehold improvements, capitalized software and furniture and equipment to operating segments. There were no operating assets located outside of the United States for the periods presented.

     Our enhancement services operating segment pays a fee to the consumer lending products segment for successful marketing efforts to the consumer lending products segment's cardholders at a rate similar to those paid to our other third parties. Our enhancement services segment reports interest income and the consumer lending products segment reports interest expense at our weighted average borrowing rate for the excess cash flow generated by the enhancement services segment and used by the consumer lending products segment to fund the growth of cardholder balances.

                                                                     2000
                                                                     ----

                                       Consumer
                                       Lending          Enhancement
                                       Products          Services          Reconciliation (a)    Consolidated
                                       --------          --------          ------------------    ------------
Interest
  income .......................      $ 1,596,352      $    11,848          $(1,103,422)(b)      $   504,778
Interest expense ...............          533,325               --             (400,319)(b)          133,006
                                      -----------      -----------          -----------          -----------
Net interest
  income .......................        1,063,027           11,848             (703,103)             371,772
Other revenue ..................          494,155          266,200              173,432              933,787
Total revenue ..................        2,090,507          278,048             (929,990)           1,438,565
Income before
  income taxes and
  cumulative effect
  of accounting change..........          560,772 (c)      176,756 (c)         (414,617)(d)          322,911
Total assets ...................      $ 9,013,828      $   154,236          $(5,432,039)(e)      $ 3,736,025

                                                                     1999
                                                                     ----

                                       Consumer
                                       Lending          Enhancement
                                       Products          Services          Reconciliation (a)    Consolidated
                                       --------          --------          ------------------    ------------
Interest
    income .....................      $1,163,663       $    4,649         $  (932,143) (b)       $  236,169
Interest expense ...............         340,066               --            (284,225) (b)           55,841
                                      ----------       ----------         -----------            ----------
Net interest
  income .......................         823,597            4,649            (647,918)              180,328
Other revenue ..................         368,500          175,091              80,181               623,772
Total revenue ..................       1,532,163          179,740            (851,962)              859,941
Income before
  income taxes and
  extraordinary loss ...........         392,453 (c)      100,646 (c)        (301,783) (d)          191,316
Total assets ...................      $7,190,903       $  116,106         $(5,261,927) (e)       $2,045,082

                                                                     1998
                                                                     ----

                                       Consumer
                                       Lending          Enhancement
                                       Products          Services          Reconciliation (a)    Consolidated
                                       --------          --------          ------------------    ------------
Interest
    income .....................      $  740,768      $    2,754          $  (630,311) (b)       $  113,211
Interest expense ...............         237,710              --             (207,197) (b)           30,513
                                      ----------      ----------           ----------            ----------
Net interest
  income .......................         503,058           2,754             (423,114)               82,698
Other revenue ..................         239,597         109,123              (33,240)              315,480
Total revenue ..................         980,365         111,877             (663,551)              428,691
Income before
  income taxes .................         188,148 (c)      73,279 (c)         (168,179) (d)           93,248
Total assets ...................      $5,375,925      $   58,052          $(4,488,258) (e)       $  945,719

(a) The reconciliation column includes: intercompany eliminations; amounts not allocated to segments; and adjustments to the amounts reported on a managed basis to reflect the effects of securitization.

(b) The reconciliation to consolidated owned interest income and interest expense includes the elimination of $11.8 million, $4.6 million and $2.8 million of intercompany interest received by the enhancement services segment from the consumer lending products segment for 2000, 1999 and 1998, respectively.

(c) Income before income taxes, extraordinary loss and cumulative effect of accounting change, includes intercompany commissions paid by the enhancement services segment to the consumer lending products segment for successful marketing efforts to consumer lending products cardholders of $18.3 million, $6.7 million and $3.3 million for 2000, 1999 and 1998, respectively.

(d) The reconciliation to the owned income before income taxes, extraordinary loss and cumulative effect of accounting change, includes: unallocated costs related to employee compensation; data processing and communications; third-party servicing expenses; and other expenses. The majority of these expenses, although not allocated for the internal segment reporting used by management, relate to the consumer lending products segment.

(e) Total assets include the assets attributable to corporate functions not allocated to operating segments and the removal of investors' interests in securitized loans to present total assets on an owned basis.


NOTE 18 - DEBT AND DEPOSITS

     During July of 2000, we amended and restated our credit facility. The amended credit facility consists of a $170 million revolving credit facility and a $100 million term loan which mature in July 2003. At December 31, 2000 and 1999, we had outstanding borrowings of $100 million under the term loan facility with weighted-average interest rates of 9.9% and 8.7%, respectively. At December 31, 2000, we were in compliance with all financial covenants under these agreements.

     We have $150 million of 10.125% Senior Notes due 2006 outstanding. These Senior Notes were issued at a discount of $6.3 million to yield an effective interest rate of 11%. The Senior Notes due 2006 and credit facility are unconditionally guaranteed on a senior basis, jointly and severally, by Metris

Direct, Inc. and Metris Recovery Services, Inc. (the "Guarantors"), and all of our future subsidiaries that guarantee any of our indebtedness. The guarantee is an unsecured obligation of the Guarantor and ranks equally with all existing and future unsubordinated indebtedness. We also have $100 million of 10% Senior Notes due 2004 outstanding with terms and conditions substantially similar to the Senior Notes due 2006. We also have approximately $0.9 million of debt with local governments to support growth in those areas.

     Our debt outstanding as of December 31, 2000, matures as follows:

      2001             $    362
      2002                1,197
      2003              100,434
      2004              100,476
      2005                8,543
      Thereafter        145,054
                       --------
           Total       $356,066
                       ========

     Direct Merchants Bank issues certificates of deposit of $100,000 or more. As of December 31, 2000 and 1999, $2.1 billion and $0.8 billion of CDs were outstanding with original maturities ranging from three months to five years and three months to three years, respectively. These CDs pay fixed interest rates ranging from 5.4% to 7.6% and 5.2% to 6.6% at December 31, 2000 and 1999, respectively.

     Our CDs outstanding as of December 31, 2000 and 1999, mature as follows:

                                   2000                  1999
                                   ----                  ----

Three months or less ...  $  359,860    17.3%   $  126,100    16.6%
Over three months
     through twelve
     months ............   1,214,288    58.3%      417,100    55.0%
Over one year through
     three years .......     467,652    22.5%      215,300    28.4%
Over three years .......      39,464     1.9%           --      --
                          ----------   -----    ----------   -----
Total certificates of
     deposits ..........  $2,081,264   100.0%   $  758,500   100.0%
                          ==========   =====    ==========   =====

     We have various indirect subsidiaries which have not guaranteed the Senior Notes or credit facility. We have prepared condensed consolidating financial statements of the Company, the Guarantor subsidiaries and the non-guarantor subsidiaries for purposes of complying with SEC reporting requirements. Separate financial statements of the guaranteeing subsidiaries and the non-guaranteeing subsidiaries are not presented because management has determined that the subsidiaries financial statements would not be material to investors.


                                                           METRIS COMPANIES INC.
                                                  Supplemental Consolidating Balance Sheets
                                                              December 31, 2000
                                                           (Dollars in thousands)

                                      Metris         Guarantor       Non-Guarantor
                                   Companies Inc.   Subsidiaries     Subsidiaries    Eliminations        Consolidated
                                   --------------   ------------     ------------    ------------        ------------

Assets:
Cash and cash equivalents .....     $    64,869     $    10,658      $   445,913      $        --       $    521,440

Net retained interests in loans
   securitized ................             311              --        1,382,518               --          1,382,829
Credit card loans .............           2,232              --        1,053,848               --          1,056,080
Property and equipment, net ...              --          77,693           50,702               --            128,395
Deferred income taxes .........          (2,415)         17,104          131,656               --            146,345
Purchased portfolio premium ...             248              --           95,289               --             95,537
Other receivables due from
   credit card
   securitizations, net .......              14              84          186,596               --            186,694
Other assets ..................          13,806          41,946          173,583          (10,630)           218,705
Investment in subsidiaries ....       1,588,918       1,442,295               --       (3,031,213)                --
                                    -----------     -----------      -----------      -----------       ------------
Total assets ..................     $ 1,667,983     $ 1,589,780      $ 3,520,105      $(3,041,843)      $  3,736,025
                                    ===========     ===========      ===========      ===========       ============
Liabilities:
Deposits ......................     $    (1,000)    $        --      $ 2,107,199      $        --       $  2,106,199
Debt ..........................         345,024             880           10,162               --            356,066
Accounts payable ..............             259          14,536           73,993           (5,315)            83,473
Deferred income ...............          12,718          49,934          178,170           (5,315)           235,507
Accrued expenses and other
   liabilities ................         427,429         (64,488)        (291,714)              --             71,227
                                    -----------     -----------      -----------      -----------       ------------
Total liabilities .............         784,430             862        2,077,810          (10,630)         2,852,472
                                    -----------     -----------      -----------      -----------       ------------
Total stockholders' equity ....         883,553       1,588,918        1,442,295       (3,031,213)           883,553
                                    -----------     -----------      -----------      -----------       ------------
Total liabilities and
   stockholders' equity .......     $ 1,667,983     $ 1,589,780      $ 3,520,105      $(3,041,843)      $  3,736,025
                                    ===========     ===========      ===========      ===========       ============

                                                           METRIS COMPANIES INC.
                                                  Supplemental Consolidating Balance Sheets
                                                              December 31, 1999
                                                           (Dollars in thousands)

                                     Metris         Guarantor       Non-Guarantor
                                  Companies Inc.   Subsidiaries      Subsidiaries    Eliminations     Consolidated
                                  --------------   ------------      ------------   -------------     ------------

Assets:
Cash and cash equivalents .....   $    43,619      $       309       $   150,505      $        --      $   194,433
Net retained interests in loans
   securitized ................          (228)              --         1,010,601               --        1,010,373
Credit card loans .............         2,570               --           131,038               --          133,608
Property and equipment, net ...            --           33,152            23,762               --           56,914
Deferred income taxes .........        (1,835)          25,241           162,207               --          185,613
Purchased portfolio
   premium ....................            --               --            83,809               --           83,809
Other receivables due from
   credit card securitizations,
   net ........................             5               --           243,973               --          243,978
Other assets ..................        12,951           34,929            88,474               --          136,354
Investment in subsidiaries ....     1,184,006        1,105,992                --       (2,289,998)              --
                                  -----------      -----------       -----------       -----------     -----------
Total assets ..................   $ 1,241,088      $ 1,199,623       $ 1,894,369      $(2,289,998)     $ 2,045,082
                                  ===========      ===========       ===========      ===========      ===========

Liabilities:
Deposits ......................   $    (1,000)     $        --       $   776,381      $        --      $   775,381
Debt ..........................       569,956          (82,779)         (142,165)              --          345,012
Accounts payable ..............           494           12,337            33,019               --           45,850
Deferred income ...............        22,231           58,856            90,579               --          171,666
Accrued expenses and other
   liabilities ................        25,606           27,203            30,563               --           83,372
                                  -----------      -----------       -----------      -----------      -----------
Total liabilities .............       617,287           15,617           788,377               --        1,421,281
                                  -----------      -----------       -----------      -----------      -----------
Total stockholders' equity ....       623,801        1,184,006         1,105,992       (2,289,998)         623,801
                                  -----------      -----------       -----------      -----------      -----------
Total liabilities and
   stockholders' equity .......   $ 1,241,088      $ 1,199,623       $ 1,894,369      $(2,289,998)     $ 2,045,082
                                  ===========      ===========       ===========       ===========      ===========


                                                                 METRIS COMPANIES INC.
                                                    Supplemental Consolidating Statements of Income
                                                             Year Ended December 31, 2000
                                                               (Dollars in thousands)

                                     Metris         Guarantor      Non-Guarantor
                                 Companies Inc.   Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                 --------------   ------------      ------------     ------------     ------------

Net Interest (Expense) Income ...  $ (76,200)       $  (4,685)       $ 452,657        $      --        $ 371,772
Provision for loan losses .......         (4)              --          388,238               --          388,234
                                   ---------        ---------        ---------        ---------        ---------
Net Interest (Expense) Income
   After Provision for Loan
   Losses .......................    (76,196)          (4,685)          64,419               --          (16,462)
                                   ---------        ---------        ---------        ---------        ---------
Other Operating Income:
Net securitization and credit
   card servicing income ........      3,544               (3)         440,713               --          444,254
Credit card fees, interchange
   and other credit card income..        504              633          222,196               --          223,333
Enhancement services revenues ...         --           54,747          211,453               --          266,200
                                   ---------        ---------        ---------        ---------        ---------
                                       4,048           55,377          874,362               --          933,787
                                   ---------        ---------        ---------        ---------        ---------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses ..........          --           21,917          122,564               --          144,481
Employee compensation ..........          --          147,567           31,025               --          178,592
Data processing services and
   communications ..............          --          (82,227)         168,393               --           86,166
Warranty and debt waiver
   underwriting and claims
   servicing expense ...........          --            1,353           25,078               --           26,431
Credit card fraud losses .......           5               --            8,881               --            8,886
Purchased portfolio premium
 amortization ..................          --               --           19,275               --           19,275
Other ..........................        (119)          57,812           72,890               --          130,583
                                   ---------        ---------        ---------        ---------        ---------
                                        (114)         146,422          448,106               --          594,414
                                   ---------        ---------        ---------        ---------        ---------
(Loss) Income Before Income
   Taxes, Equity in Income
   of Subsidiaries and
   Cumulative Effect of
   Accounting Change ..........      (72,034)         (95,730)         490,675               --          322,911
Income taxes .....................   (27,733)         (38,485)         190,538               --          124,320
Equity in income of
   subsidiaries ..................   239,454          296,699               --         (536,153)              --
                                   ---------        ---------        ---------        ---------        ---------
Income Before Cumulative
   Effect of Accounting Change ...   195,153          239,454          300,137         (536,153)         198,591
Cumulative effect of
   accounting change, net ........        --               --            3,438               --            3,438
                                   ---------        ---------        ---------        ---------        ---------
Net Income ....................... $ 195,153        $ 239,454        $ 296,699        $(536,153)       $ 195,153
                                   =========        =========        =========        =========        =========


                                                                           METRIS COMPANIES INC.
                                                            Supplemental Consolidating Statements of Income
                                                                      Year Ended December 31, 1999
                                                                         (Dollars in thousands)

                                                 Metris          Guarantor     Non-Guarantor
                                             Companies Inc.     Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                             --------------     ------------   ------------    ------------    ------------
Net Interest (Expense) Income ..............   $ (39,529)       $     (974)    $   220,831       $      --       $ 180,328
Provision for loan losses ..................         248                --         174,552              --         174,800
                                               ---------         ---------       ---------       ---------       ---------
Net Interest (Expense) Income  After
   Provision for Loan Losses ...............     (39,777)             (974)         46,279              --           5,528
                                               ---------         ---------       ---------       ---------       ---------
Other Operating Income:
Net securitization and credit card
   servicing income ........................       5,601                (4)        313,276              --         318,873
Credit card fees, interchange and other
   credit card income ......................         886            (4,088)        133,010              --         129,808
Enhancement services revenues ..............          --            51,341         123,750              --         175,091
                                               ---------         ---------       ---------       ---------       ---------
                                                   6,487            47,249         570,036              --         623,772
                                               ---------         ---------       ---------       ---------       ---------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses ......................          --            36,751          70,975              --         107,726
Employee compensation ......................          --           110,886          11,531              --         122,417
Data processing services and
   communications ..........................          --           (66,273)        132,243              --          65,970
Warranty and debt waiver underwriting and
   claims servicing expense ................          --             2,755          18,336              --          21,091
Credit card fraud losses ...................          17                --           7,367              --           7,384
Purchased portfolio premium
   amortization ............................          --                --          31,752              --          31,752
Other ......................................       1,071            32,997          47,576              --          81,644
                                               ---------         ---------       ---------       ---------       ---------
                                                   1,088           117,116         319,780              --         437,984
                                               ---------         ---------       ---------       ---------       ---------
(Loss) Income Before Income
   Taxes, Equity in Income
   of Subsidiaries and
   Extraordinary Loss ......................     (34,378)          (70,841)        296,535              --         191,316
Income taxes ...............................     (13,647)          (28,471)        118,071              --          75,953
Equity in income of subsidiaries ...........     136,094           178,464              --        (314,558)             --
                                               ---------         ---------       ---------       ---------       ---------
Income Before Extraordinary Loss ...........     115,363           136,094         178,464        (314,558)        115,363
Extraordinary loss from the early
   extinguishment of debt ..................      50,808                --              --              --          50,808
                                               ---------         ---------       ---------       ---------       ---------
Net Income .................................   $  64,555         $ 136,094       $ 178,464       $(314,558)      $  64,555
                                               =========         =========       =========       =========       =========

                                                                 METRIS COMPANIES INC.
                                                    Supplemental Consolidating Statements of Income
                                                             Year Ended December 31, 1998
                                                                (Dollars in thousands)

                                      Metris         Guarantor       Non-Guarantor
                                   Companies Inc.   Subsidiaries      Subsidiaries    Eliminations     Consolidated
                                   --------------   ------------      ------------    ------------     ------------
Net Interest (Expense) Income ....   $  (6,553)       $ (24,444)       $ 113,695        $      --        $  82,698
Provision for loan losses ........         532               --           77,238               --           77,770
                                     ---------        ---------        ---------        ---------        ---------
Net Interest (Expense)
   Income After Provision
   for Loan Losses ...............      (7,085)         (24,444)          36,457               --            4,928
                                     ---------       ----------        ---------        ---------        ---------
Other Operating Income:
Net securitization and
   credit card servicing income ..       9,668              (20)         128,573               --          138,221
Credit card fees, interchange and
   other credit card income ......         636               --           67,500               --           68,136
Enhancement services revenues ....          --           28,425           80,698               --          109,123
                                     ---------       ----------        ---------        ---------        ---------
                                        10,304           28,405          276,771               --          315,480
                                     ---------       ----------        ---------        ---------        ---------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses ............          --           14,992           28,479               --           43,471
Employee compensation ............          --           55,980            6,647               --           62,627
Data processing services and
   communications ................          --          (46,289)          92,808               --           46,519
Warranty and debt waiver
   underwriting and claims
   servicing expense .............          --            1,875           10,404               --           12,279
Credit card fraud losses .........          18               --            4,418               --            4,436
Purchased portfolio
   premium amortization ..........          --               --           10,051               --           10,051
Other ............................         529           18,899           28,349               --           47,777
                                     ---------       ----------        ---------        ---------        ---------
                                           547           45,457          181,156               --          227,160
                                     ---------       ----------        ---------        ---------        ---------
Income (Loss) Before Income Taxes
   and Equity in Income of
   Subsidiaries ..................       2,672          (41,496)         132,072               --           93,248
Income taxes .....................       1,028          (16,768)          51,640               --           35,900
Equity in income of
   subsidiaries ..................      55,704           80,432               --         (136,136)              --
                                     ---------       ----------        ---------        ---------        ---------
Net Income .......................   $  57,348       $   55,704        $  80,432        $(136,136)       $  57,348
                                     =========       ==========        =========        =========        =========


                                                                                 METRIS COMPANIES INC.
                                                               Supplemental Condensed Consolidating Statements of Cash Flows
                                                                                Year Ended December 31,
                                                                                (Dollars in thousands)

2000

                                                                 Metris         Guarantor      Non-Guarantor
                                                             Companies Inc.    Subsidiaries     Subsidiaries    Consolidated

Operating Activities:
Net cash (used in) provided by
   operating activities ...................................   $   (78,840)     $   (13,591)     $   610,115      $   517,684
                                                              -----------      -----------      -----------      -----------
Investing Activities:
Net proceeds from sales and repayments
   of securitized loans ...................................            --               --          551,911          551,911
Net loans originated or collected .........................          (417)              --       (1,826,775)      (1,827,192)
Credit card portfolio acquisitions ........................            --               --         (195,597)        (195,597)
Additions to premises and equipment .......................            --          (54,552)         (30,455)         (85,007)
                                                              -----------      -----------       ----------       ----------
Net cash used in investing activities .....................          (417)         (54,552)      (1,500,916)      (1,555,885)
                                                              -----------      -----------      -----------      -----------
Financing Activities:
Net increase in deposits ..................................            --               --        1,330,818        1,330,818
Net increase (decrease) in debt ...........................       242,667          (47,376)        (184,237)          11,054
Cash dividends paid .......................................        (2,942)              --               --           (2,942)
Net (decrease) increase in equity .........................      (139,218)         125,868           39,628           26,278
                                                              -----------      -----------      -----------      -----------
Net cash provided by financing activities .................       100,507           78,492        1,186,209        1,365,208
                                                              -----------      -----------      -----------      -----------
Net increase in cash and cash equivalents .................        21,250           10,349          295,408          327,007
Cash and cash equivalents at beginning of year ............        43,619              309          150,505          194,433
                                                              -----------      -----------      -----------      -----------
Cash and cash equivalents at end of year ..................   $    64,869      $    10,658      $   445,913      $   521,440
                                                              ===========      ===========      ===========      ===========




1999

                                                                 Metris          Guarantor        Non-Guarantor
                                                             Companies Inc.     Subsidiaries       Subsidiaries        Consolidated
                                                             --------------     ------------       ------------        ------------

Operating Activities:
Net cash (used in) provided by
   operating activities ...................................   $   (12,089)       $   (19,710)       $   359,683        $   327,884
                                                              -----------        -----------        -----------        -----------
Investing Activities:
Net proceeds from sales and
   repayments of securitized loans ........................            --                 --            960,170            960,170
Net loans originated or collected .........................          (693)                --           (842,581)          (843,274)
Credit card portfolio acquisitions ........................            --                 --         (1,156,673)        (1,156,673)
Additions to premises and equipment .......................            --            (20,944)           (20,780)           (41,724)
                                                              -----------        -----------        -----------        -----------
Net cash used in investing activities .....................          (693)           (20,944)        (1,059,864)        (1,081,501)
                                                              -----------        -----------        -----------        -----------
Financing Activities:
Net increase in deposits ..................................            --                 --            775,381            775,381
Net increase (decrease) in debt ...........................       351,658            (97,800)          (119,742)           134,116
Cash dividends paid .......................................        (1,390)              (804)               804             (1,390)
Net (decrease) increase in equity .........................      (288,860)           139,723            151,733              2,596
                                                              -----------        -----------        -----------        -----------
Net cash provided by financing activities .................        61,408             41,119            808,176            910,703
                                                              -----------        -----------        -----------        -----------
Net increase in cash and cash equivalents .................        48,626                465            107,995            157,086
Cash and cash equivalents at beginning of year ............        (5,007)              (156)            42,510             37,347
                                                              -----------        -----------        -----------        -----------
Cash and cash equivalents at end of year ..................   $    43,619        $       309        $   150,505        $   194,433
                                                              ===========        ===========        ===========        ===========


                                                                                     METRIS COMPANIES INC.
                                                                   Supplemental Condensed Consolidating Statements of Cash Flows
                                                                                  Year Ended December 31, 1998
                                                                                     (Dollars in thousands)

                                                                Metris            Guarantor        Non-Guarantor
                                                             Companies Inc.      Subsidiaries      Subsidiaries        Consolidated
                                                             --------------      ------------      ------------        ------------
Operating Activities:
Net cash provided by (used in) operating
   activities .............................................   $    97,276        $   (22,625)       $    (9,739)       $    64,912
                                                              -----------        -----------        -----------        -----------
Investing Activities:
Net proceeds from sales and repayments
   of securitized loans ...................................            --                 --          1,491,832          1,491,832
Net loans originated or collected .........................         8,106                 --           (909,846)          (901,740)
Credit card portfolio acquisitions ........................            --                 --           (921,558)          (921,558)
Additions to premises and equipment .......................            --             (8,414)            (2,400)           (10,814)
                                                              -----------        -----------        -----------        -----------
Net cash provided by (used in) investing
   activities .............................................         8,106             (8,414)          (341,972)          (342,280)
                                                              -----------        -----------        -----------        -----------
Financing Activities:
Net increase in debt ......................................        40,700              7,046             19,150             66,896
Cash dividends paid .......................................        20,039                 --            (21,000)              (961)
Net (decrease) increase in equity .........................      (171,464)            23,447            348,574            200,557
                                                              -----------        -----------        -----------        -----------
Net cash (used in) provided by financing
   activities .............................................      (110,725)            30,493            346,724            266,492
                                                              -----------        -----------        -----------        -----------
Net decrease in cash and cash equivalents .................        (5,343)              (546)            (4,987)           (10,876)
Cash and cash equivalents at beginning of year ............           336                390             47,497             48,223
                                                              -----------        -----------        -----------        -----------
Cash and cash equivalents at end of year ..................   $    (5,007)       $      (156)       $    42,510        $    37,347
                                                              ===========        ===========        ===========        ===========

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Metris Companies Inc.:

     We have audited the accompanying consolidated balance sheets of Metris Companies Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metris Companies Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of recognizing revenue for its debt waiver products in 2000.

/s/ KPMG LLP


KPMG LLP

Minneapolis, Minnesota
January 17, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item with respect to directors is set forth under "Proposal One: Election of Directors," in the Company's proxy statement for the annual meeting of shareholders to be held on May 9, 2001, which will be filed within 120 days of December 31, 2000 and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of Regulation S-K, set forth in Part I of this Form 10-K under "Executive Officers of the Registrant." The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

     The information required by this item is set forth under "Compensation Tables and Compensation Matters" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is set forth under "Company Stock Owned by Officers and Directors" and "Persons Owning More Than Five Percent of Company's Common Stock" in the Proxy Statement and is incorporated herein by reference.

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

          (b) Reports on Form 8-K: None

          (c) Exhibits: See Exhibit Index on page 75 of this Report.

                                                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2001.

METRIS COMPANIES INC.
(Registrant)


By /s/ Ronald N. Zebeck
-----------------------

                                             Ronald N. Zebeck
                                             Chairman and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Metris Companies Inc., the Registrant, and in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----

Principal executive               Chairman and                  March 27, 2001
officer and director:             Chief Executive Officer


/s/ Ronald N. Zebeck
--------------------
Ronald N. Zebeck


Principal financial officer:      Vice Chairman                 March 27, 2001


/s/ David D. Wesselink
----------------------
David D. Wesselink


Principal accounting officer:     Executive Vice President,     March 27, 2001
                                  Finance,
                                  Corporate Controller

/s/ Jean C. Benson
------------------
Jean C. Benson

Directors:

/s/ Lee R. Anderson, Sr.                 Director              March 27, 2001
---------------------------
Lee R. Anderson, Sr.

/s/ C. Hunter Boll                       Director              March 27, 2001
---------------------------
C. Hunter Boll

/s/ John A. Cleary                       Director              March 27, 2001
---------------------------
John A. Cleary

/s/ Thomas M. Hagerty                    Director              March 27, 2001
---------------------------
Thomas M. Hagerty

/s/ David V. Harkins                     Director              March 27, 2001
---------------------------
David V. Harkins

/s/ Walter M. Hoff                       Director              March 27, 2001
---------------------------
Walter M. Hoff

/s/ Thomas H. Lee                        Director              March 27, 2001
---------------------------
Thomas H. Lee

/s/ Derek V. Smith                       Director              March 27, 2001
---------------------------
Derek V. Smith

/s/ Edward B. Speno                      Director              March 27, 2001
---------------------------
Edward B. Speno

/s/ Frank D. Trestman                    Director              March 27, 2001
---------------------------
Frank D. Trestman

                                  EXHIBIT INDEX

Exhibit

Number Description of Exhibit
-----------------------------

Charter Documents:
-----------------

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A (File No. 1-12351)).

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-12351)).

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

     (i) First Supplemental Indenture, dated as of June 25, 1999, among the Company, the Guarantors named therein and the First National Bank of Chicago (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (File No. 333-86695)).

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

     (i) Amended Certificate of Designation of Series C Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-3 (File No. 333-82007)).

4.4 Certificate of Designation of Series D Junior Participating Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.5 Registration Rights Agreement, dated as of December 9, 1998, between the Company and the Investors named therein (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.6 Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-91917)).

4.7 Indenture, dated as of July 13, 1999, by and among the Company, Metris Direct, Inc. and The Bank of New York, including Form of 10 1/8% Senior Notes due 2006 and Form of Guarantee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-86695)).

4.8 Exchange and Registration Rights Agreement, dated as of July 13, 1999, by and among the Company, Bear, Stearns & Co. Inc., Chase Securities Inc., Salomon Smith Barney Inc. and Barclays Capital Inc., relating to the new notes (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (File No. 333-86695)).



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

     (i) Amendment, dated as of July 27, 2000, to the 364-Day Liquidity Agreement, dated as of July 30, 1998, among Metris Owner Trust, the lenders parties thereto and The Chase Manhattan Bank, as administrative agent for the lenders.

     (ii) Amendment, dated as of July 27, 2000, to the 3-Year Liquidity Agreement, dated as of July 30, 1998, among Metris Owner Trust, the lenders parties thereto and The Chase Manhattan Bank, as administrative agent for the lenders.

10.6* Change of Control Severance Agreement, dated as of May 15, 1998, by and between the Company and Ronald N. Zebeck and a schedule of executive officers of the Company also having such an agreement with the Company, indicating the differences from the version of agreement filed (as permitted by Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly

     Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-12351)).

     (i) Amendment to Ronald N. Zebeck's Change of Control Severance Agreement, dated as of December 9, 1998 (incorporated by reference to Exhibit 10.7(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12351)).

     (ii) Amended Schedule of Executive Officers with Change of Control Severance Agreements.

10.7* Retention Agreement, dated May 17, 1999, between Ronald N. Zebeck and
     Metris Companies Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12351)).

10.8 Amended and Restated Credit Agreement, dated as of July 21, 2000, among Metris Companies Inc.; the lenders from time to time parties thereto; The Chase Manhattan Bank, as Administrative Agent; Bank of America, N.A., as Syndicate Agent; Deutsche Bank AG, New York Branch, as Co-Documentation Agent; U.S. Bank National Association, as Co-Documentation Agent; and Barclays Bank PLC, as Co-Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12351)).

10.9 Transfer and Administration Agreement, dated December 9, 1998, among Enterprise Funding Corporation, Park Avenue Receivables Corporation, Sheffield Receivables Corporation, Metris Asset Funding Co. and Direct Merchants Credit Card Bank, National Association (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K the year ended December 31, 1998 (File No. 1-12351)).

10.10 Receivables Purchase Agreement, dated December 9, 1998, between the Company and Metris Asset Funding Co. (incorporated by reference to Exhibit
     3.1 to the Company's Annual Report on Form 10-K the year ended December 31, 1998 (File No. 1-12351)).

10.11* Metris Companies Inc. Non-Employee Director Stock Option Plan
     (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4/A (File No. 333-86695)).

10.12* Metris Companies Inc. Management Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4/A (File No. 333-86695)).

10.13* Metris Companies Inc. Amended and Restated Annual Incentive Plan for
     Designated Corporate Officers (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4/A (File No. 333-86695)).

10.14* Metris Companies Inc. Amended and Restated Long-Term Incentive and Stock
     Option Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4/A (File No. 333-86695)).

     (i)* Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12351)).

     (ii)* Form of Non-Qualified Performance Accelerated Stock Option Agreement.

     (iii)* Form of Restricted Stock Award Agreement.

10.15 Transfer and Administration Agreement, dated June 30, 1999, among Direct Merchants Credit Card Bank, National Association, as Transferor and Collection Agent; Enterprise Funding Corporation, Sheffield Receivables Corporation, as Purchasers; Barclays Bank PLC, as Agent; and NationsBank, N.A., as Bank Investor and Agent Bank (incorporated by reference to Exhibit
     10.12 to the Company's Registration Statement on Form S-4/A (File No. 333-86695)).


Other Exhibits

11   Computation of Earnings Per Share.

12 (a) Computation of Ratio of Earnings to Fixed Charges.

12 (b) Computation of Ratio of Earnings to Fixed Charges and Preferred
       Dividends.

13   Pages 25 to 68 of the 2000 Annual Report to Shareholders. The 2000
     Annual Report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated herein by reference.

21   Subsidiaries of the Company.

23   Independent Auditors' Consent.

27   Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.