Form 10-Q
period 2001-03-31
METRIS COMPANIES INC
filed 2001-05-14
CIK 1021061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended                     March 31, 2001

                                       or

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

                             Yes   X                                   No _____
                                 -----

As of April 30, 2001, 63,007,205 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------




                                 March 31, 2001



PART I.           FINANCIAL INFORMATION                                     Page


         Item 1.  Consolidated Financial Statements (unaudited):
                       Consolidated Balance Sheets.............................3
                       Consolidated Statements of Income.......................4
                       Consolidated Statements of Changes in
                          Stockholders' Equity.................................5
                       Consolidated Statements of Cash Flows...................6
                       Notes to Consolidated Financial Statements..............7

         Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations.............................................18

         Item 3.  Quantitative and Qualitative Disclosures
                          About Market Risk...................................29


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................30

         Item 2. Changes in Securities........................................30

         Item 3. Defaults Upon Senior Securities..............................30

         Item 4. Submission of Matters to a Vote of Security Holders..........30

         Item 5. Other Information............................................30

         Item 6. Exhibits and Reports on Form 8-K.............................31

                 Signatures...................................................32

                          Part I. Financial Information


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per-share data) (Unaudited)

                                                                                March 31,    December 31,
                                                                                  2001          2000
                                                                              ------------   ------------
Assets:
Cash and due from banks ...................................................   $    72,801    $    84,938
Federal funds sold ........................................................       328,353        367,937
Short-term investments ....................................................        87,855         68,565
                                                                              -----------    -----------
Cash and cash equivalents .................................................       489,009        521,440
                                                                              -----------    -----------
Retained interests in loans securitized ...................................     1,910,168      2,023,681
Less:  Allowance for loan losses ..........................................       643,261        640,852
                                                                              -----------    -----------
Net retained interests in loans securitized ...............................     1,266,907      1,382,829
                                                                              -----------    -----------
Credit card loans (net of allowance for loan
     losses of $143,537 and $123,123, respectively)..........................   1,259,271      1,056,080
Property and equipment, net ...............................................       128,154        128,395
Deferred income taxes .....................................................       150,339        146,345
Purchased portfolio premium ...............................................        87,709         95,537
Other receivables due from credit card
     securitizations, net ...................................................     160,503        186,694
Other assets ..............................................................       222,569        218,705
                                                                              -----------    -----------
     Total assets .........................................................   $ 3,764,461    $ 3,736,025
                                                                              ===========    ===========
Liabilities:
Deposits ..................................................................   $ 2,074,389    $ 2,106,199
Debt ......................................................................       356,200        356,066
Accounts payable ..........................................................        90,589         83,473
Deferred income ...........................................................       212,379        235,507
Accrued expenses and other liabilities ....................................       101,926         71,227
                                                                              -----------    -----------
     Total liabilities ....................................................     2,835,483      2,852,472
                                                                              -----------    -----------
Stockholders' Equity:
Convertible preferred stock - Series C, par
     value $.01 per share; 10,000,000 shares authorized,
     989,343 and 967,573 shares issued and outstanding, respectively.......       368,530        360,421
Common stock, par value $.01 per share;
     100,000,000 shares authorized, 62,905,421 and 62,242,787 shares issued
     and outstanding, respectively                                                    629            622
Paid-in capital ...........................................................       207,106        198,077
Unearned compensation .....................................................        (4,241)            --
Retained earnings .........................................................       356,954        324,433
                                                                              -----------    -----------
     Total stockholders' equity ...........................................       928,978        883,553
                                                                              -----------    -----------
     Total liabilities and stockholders' equity ...........................   $ 3,764,461    $ 3,736,025
                                                                              ===========    ===========

                                    See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per-share data) (Unaudited)


                                                                  Three Months Ended
                                                                        March 31,
                                                                  2001           2000
                                                                  ----           ----

Interest Income:
Credit card loans and retained interests in loans securitized   $ 163,522    $  95,359
Federal funds sold ..........................................       2,311        1,369
Other .......................................................       3,896        1,073
                                                                ---------    ---------
Total interest income .......................................     169,729       97,801
Deposit interest expense ....................................      36,623       13,742
Other interest expense ......................................      11,212       10,366
                                                                ---------    ---------
Total interest expense ......................................      47,835       24,108
                                                                ---------    ---------
Net Interest Income .........................................     121,894       73,693
Provision for loan losses ...................................      87,729       87,793
                                                                ---------    ---------
Net Interest Income (Loss) After Provision for Loan Losses ..      34,165      (14,100)
                                                                ---------    ---------

Other Operating Income:
Net securitization and credit card servicing income .........      87,092      131,059
Credit card fees, interchange and other credit card income ..      62,832       50,797
Enhancement services revenues ...............................      78,264       59,616
                                                                ---------    ---------
                                                                  228,188      241,472
                                                                ---------    ---------
Other Operating Expense:
Credit card account and other product solicitation and
    marketing expenses ......................................      40,765       32,142
Employee compensation .......................................      54,736       43,772
Data processing services and communications .................      22,379       20,625
Warranty and debt waiver underwriting and claims
    servicing expense........................................       6,679        6,732
Credit card fraud losses ....................................       2,651        2,141
Purchased portfolio premium amortization ....................       7,828        4,967
Other .......................................................      36,185       29,744
                                                                ---------    ---------
                                                                  171,223      140,123
                                                                ---------    ---------
Income Before Income Taxes and Cumulative Effect of
     Accounting Changes......................................      91,130       87,249
Income taxes ................................................      35,085       33,853
                                                                ---------    ---------
Income Before Cumulative Effect of Accounting Changes .......      56,045       53,396
Cumulative effect of accounting changes (net of income taxes
     of $9,000 and $2,180)...................................      14,499        3,438
                                                                ---------    ---------
Net Income ..................................................      41,546       49,958
Convertible preferred stock dividends-Series C ..............       8,403        7,598
                                                                ---------    ---------
Net Income Applicable To Common Stockholders ................   $  33,143    $  42,360
                                                                =========    =========

Earnings per share:
     Basic-income before cumulative effect of accounting
        changes .............................................   $    0.76    $    0.79
     Basic-cumulative effect of accounting changes ..........       (0.23)       (0.06)
     Basic-net income .......................................        0.53         0.73
     Diluted-income before cumulative effect of accounting
        changes .............................................        0.57         0.59
     Diluted-cumulative effect of accounting changes ........       (0.15)       (0.04)
     Diluted-net income .....................................        0.42         0.55

Shares used to compute earnings per share:
Basic .......................................................      62,303       57,963
Diluted .....................................................      98,445       90,658

                                    See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands) (Unaudited)

                                                                                                                       Total
                                   Number of Shares     Preferred    Common       Paid-in   Unearned      Retained  Stockholders'
                                 Preferred    Common      Stock      Stock        Capital  Compensation   Earnings     Equity
                               ------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999          885      57,919   $ 329,729   $     386   $ 130,772   $      --    $ 162,914    $ 623,801
     Net income .............          --          --          --          --          --          --       49,958       49,958
     Cash dividends .........          --          --          --          --          --          --         (566)        (566)
     Preferred dividends in
         kind - Series C ....          20          --       7,419          --          --          --       (7,419)          --
     Issuance of common stock
         under employee
         benefit plans ......          --          78          --           1       1,543          --           --        1,544
                                ---------   ---------   ---------   ---------   ---------   ---------    ---------    ---------
BALANCE AT MARCH 31, 2000 ...         905      57,997   $ 337,148   $     387   $ 132,315   $      --    $ 204,887    $ 674,737
                                =========   =========   =========   =========   =========   =========    =========    =========


BALANCE AT DECEMBER 31, 2000          968      62,243   $ 360,421   $     622   $ 198,077   $      --    $ 324,433    $ 883,553
     Net income .............          --          --          --          --          --          --       41,546       41,546
     Cash dividends .........          --          --          --          --          --          --         (916)        (916)
     Preferred dividends in
         kind - Series C ....          21          --       8,109          --          --          --       (8,109)          --
     Issuance of common stock
         under employee
         benefit plans ......          --         662          --           7       9,029      (4,241)          --        4,795
                                ---------   ---------   ---------   ---------   ---------   ---------    ---------    ---------
BALANCE AT MARCH 31, 2001 ...         989      62,905   $ 368,530   $     629   $ 207,106   $  (4,241)   $ 356,954    $ 928,978
                                =========   =========   =========   =========   =========   =========    =========    =========


                                    See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
                                                                       Three Months Ended
                                                                            March 31,
                                                                  2001                    2000
                                                                  ----                    ----

Operating Activities:

Net income ................................................   $  41,546               $  49,958
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of accounting changes ..............      14,499                   3,438
     Depreciation and amortization ........................      19,019                  17,720
     Change in allowance for loan losses ..................      22,823                  26,061
     Change in value of derivative instruments ............       3,710                    --
     Changes in operating assets and liabilities, net:
         Deferred income taxes ............................      (3,994)                  1,778
         Other receivables due from credit card
              securitizations, net ........................       5,010                  48,342
         Accounts payable and accrued expenses ............      (7,364)                 24,613
         Deferred income ..................................     (23,128)                 16,937
         Other ............................................      37,257                 (20,439)
                                                              ---------               ---------
Net cash provided by operating activities .................     109,378                 168,408
                                                              ---------               ---------
Investing Activities:
Net proceeds from sales and repayments of securitized loans     100,059                (282,031)
Net loans originated ......................................    (210,151)                (90,344)
Additions to premises and equipment .......................      (2,866)                (15,308)
                                                              ---------               ---------
Net cash used in investing activities .....................    (112,958)               (387,683)
                                                              ---------               ---------
Financing Activities:
Net increase in debt ......................................         134                     222
Net (decrease) increase in deposits .......................     (31,810)                232,961
Cash dividends paid .......................................        (916)                   (566)
Increase in common equity .................................       3,741                   1,544
                                                              ---------               ---------
Net cash (used in) provided by financing activities .......     (28,851)                234,161
                                                              ---------               ---------
Net (decrease) increase in cash and cash equivalents ......     (32,431)                 14,886
Cash and cash equivalents at beginning of period ..........     521,440                 194,433
                                                              ---------               ---------
Cash and cash equivalents at end of period ................   $ 489,009               $ 209,319
                                                              =========               =========
Supplemental disclosures and cash flow information:
Cash paid during the period for:
     Interest .............................................   $  42,090               $  21,936
     Income taxes .........................................      (7,831)                  8,302
Tax benefit from employee stock option exercises ..........         743                     166

                                    See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except as noted) (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank"), which may be referred to as "we," "us," "our" and the "Company." The Company is an information-based direct marketer of consumer credit products and enhancement services primarily to moderate-income consumers.

         All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform with the current year's presentation.

Interim Financial Statements

         We have prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly our consolidated financial position and the results of our operations and our cash flows for the interim periods. You should read these consolidated financial statements in conjunction with the financial statements and the notes thereto contained in our annual report on Form 10-K for the fiscal year ended December 31, 2000. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

NOTE 2 - EARNINGS PER SHARE

         The following table presents the computation of basic and diluted weighted average shares used in the per-share calculations:

                                                        Three Months Ended
                                                             March 31,
                                                          2001     2000
                                                          ----     ----
(In thousands)
Income before cumulative effect of accounting changes   $56,045   $53,396
Preferred dividends - Series C ......................     8,403     7,598
                                                        -------   -------
Net income applicable to common stockholders
     before cumulative effect of accounting changes .    47,642    45,798
Cumulative effect of accounting changes, net ........    14,499     3,438
                                                        -------   -------
Net income applicable to common stockholders ........   $33,143   $42,360
                                                        =======   =======

Weighted-average common shares outstanding ..........    62,303    57,963
Adjustments for dilutive securities:
Assumed exercise of outstanding stock options .......     1,785     3,532
Assumed conversion of convertible preferred stock ...    34,357    29,163
                                                        -------   -------
Diluted common shares ...............................    98,445    90,658
                                                        =======   =======



NOTE 3 - ACCOUNTING CHANGES

         During the quarter ended March 31, 2001 we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair market value. These statements are effective for all quarters of fiscal years beginning after June 15, 2000. As a result of the adoption of SFAS 133 effective January 1, 2001 the Company has marked its derivatives to their market value and recognized a one-time, non-cash, after-tax charge to earnings of $14.5 million. This one-time charge is reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the three months ended March 31, 2001.

         We use derivatives to assist us in achieving our strategy of balanced asset and liability interest rate exposure. Our principal market risk is due to changes in interest rates. Our primary managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime Rate. We fund credit card loans through a combination of cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances. The majority of this funding is indexed to variable rate LIBOR. We seek to minimize the impact of changes in interest rates primarily by matching asset and liability repricings. We enter into interest rate cap, floor and swap agreements to hedge the cash flow, fair value and earnings impact of fluctuating market interest rates on the spread between the floating rate loans and the floating and fixed rate debt issued to fund the loans.

         In connection with the issuance of term asset-backed securities by the trust, we enter into term interest rate cap agreements with highly rated bank counterparties to effectively cap the potentially negative impact to us from increases in the floating interest rate of the securities. These agreements are for original terms ranging from two to ten years and are scheduled to terminate between February 2002 and January 2010. The contracted strike rate on the interest rate caps were above the current market interest rates at December 31, 2000 and March 31, 2001. Therefore, these caps are considered ineffective in hedging the interest rate movements. SFAS 133 required us to reduce the carrying value of these caps to their current market values. The reduction related to the adoption of SFAS 133 effective January 1, 2001 was recorded as a one-time, non-cash, after-tax charge to earnings of $14.7 million. This one-time charge is included in the "Cumulative effect of accounting change" in the consolidated statements of income for the three months ended March 31, 2001. The adjustment to reduce the carrying value of the caps for the quarter ended March 31, 2001 was recorded as a non-cash, pre-tax charge of $3.7 million to "Net securitization and credit card servicing income" in the consolidated statements of income for the three months ended March 31, 2001.

         We also enter into interest rate swap agreements to hedge a portion of our fixed rate deposits. The interest rate swaps are designated as fair value hedges under SFAS 133. At adoption, the change in the fair value of the swaps exceeded the change in fair value of the fixed rate deposits. This difference of $0.2 million was recorded as a one-time, non-cash, after-tax benefit to earnings. This one-time benefit is included in the "Cumulative effect of accounting change" in the consolidated statements of income for the three months ended March 31, 2001. The interest rate swaps were substantially effective in offsetting changes in the fair value of the hedged CD portfolio during the quarter ended March 31, 2001. These interest rate swap agreements are for original terms ranging from one to two years and are scheduled to terminate between April 2002 and January 2003.

         During the quarter ended March 31, 2000, we adopted Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," for our debt waiver products. This SAB formalized the accounting for services sold where the right to a full refund exists, requiring all companies to defer recognition of revenues until the cancellation period is complete. Previously, we recognized half of the revenues in the month billed and half in the following month. We now recognize all of the revenue the month following completion of the cancellation period. This change resulted in a one-time, non-cash net charge to earnings of $3.4 million, which is reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the three months ended March 31, 2000. Because we have applied the provisions of this SAB to our membership programs since 1998, before the SEC formalized its guidance, no adjustment was required for our membership services revenues.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses is as follows:

                                                   Three Months Ended
                                                        March 31,
                                                 2001              2000
                                                 ----              ----

Balance at beginning of period             $     763,975      $      619,028
Provision for loan losses                         87,729              87,793
Provision for loan losses (1)                    180,063             116,677
Loans charged off                               (272,081)           (193,490)
Recoveries                                        27,112              15,081
                                           -------------      --------------
Net loans charged off                           (244,969)           (178,409)
                                           --------------     --------------
Balance at end of period                   $     786,798      $      645,089
                                           =============      ==============

(1) Amounts are included in "Net securitization and credit card servicing income."


NOTE 5 - SEGMENTS

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

         We do not allocate the expenses, assets and liabilities attributable to corporate functions to the operating segments, such as employee compensation, data processing services and communications, third-party servicing expenses, and other expenses including occupancy, depreciation and amortization, professional fees, and other general and administrative expenses. We include these expenses in the reconciliation of the income before income taxes and cumulative effect of accounting changes for the reported segments to the consolidated total. We do not allocate capital expenditures for leasehold improvements, capitalized software and furniture and equipment to operating segments. There were no operating assets located outside of the United States for the periods presented.

         Our enhancement services operating segment pays a fee to our consumer lending products segment for successful marketing efforts to the consumer lending products segment's cardholders at a rate similar to those paid to our other third parties. Our enhancement services segment reports interest income and the consumer credit products segment reports interest expense at our weighted-average borrowing rate for the excess cash flow generated by the enhancement services segment and used by the consumer lending products segment to fund the growth of cardholder balances.




                                                       Three Months Ended March 31,
                                                                   2001
                                                                   ----
                                      Consumer
                                       Lending         Enhancement
                                      Products           Services         Reconciliation (a)       Consolidated
                                      --------         -----------        ------------------       ------------
Interest income ...................  $  466,820        $    3,620         $    (300,711) (b)        $  169,729
Interest expense ..................     143,930                --               (96,095) (b)            47,835
                                     ----------        ----------         -------------             ----------
  Net interest income .............     322,890             3,620              (204,616)               121,894

Other revenue .....................     125,371            78,264                24,553                228,188
Total revenue .....................     592,191            81,884              (276,158)               397,917

Income before
    income taxes and
    cumulative effect of
    accounting changes                  157,580 (c)        54,678 (c)          (121,128) (d)            91,130

Total assets ......................  $9,181,949        $  138,599         $  (5,556,087) (e)        $3,764,461


                                                       Three Months Ended March 31,
                                                                   2000
                                                                   ----
                                       Consumer
                                        Lending        Enhancement
                                       Products         Services            Reconciliation(a)      Consolidated
                                       --------        -----------          -----------------      ------------
Interest income ...................  $   359,502       $     2,155          $  (263,856) (b)       $     97,801
Interest expense ..................      114,684              --                (90,576) (b)             24,108
                                     -----------       -----------          -----------            ------------
  Net interest
    income ........................      244,818             2,155             (173,280)                73,693

Other revenue .....................      125,253            59,616               56,603                241,472
Total revenue .....................      484,755            61,771             (207,253)               339,273

Income before
  income taxes and
  cumulative effect of
  accounting changes................     152,341 (c)        41,877 (c)         (106,969) (d)            87,249

Total assets ....................... $ 7,229,730       $   142,080          $(4,976,237) (e)       $ 2,395,573


(a) The reconciliation column includes: intercompany eliminations; amounts not allocated to segments; and adjustments to the amounts reported on a managed basis to reflect the effects of securitization.

(b) The reconciliation to consolidated owned interest revenue and interest expense includes the elimination of $3.6 million and $2.2 million of intercompany interest received by the enhancement services segment from the consumer lending products segment for the three months ended March 31, 2001 and 2000, respectively.

(c) Income before income taxes and cumulative effect of accounting changes includes intercompany commissions paid by the enhancement services segment to the consumer lending products segment for successful marketing efforts to consumer lending products cardholders of $3.2 million and $0.3 million for the three months ended March 31, 2001 and 2000, respectively.

(d) The reconciliation to the owned income before income taxes and cumulative effect of accounting changes includes: unallocated costs related to employee compensation; data processing and communications; third-party servicing expenses; and other expenses. The majority of these expenses, although not allocated for the internal segment reporting used by management, relate to the consumer lending products segment.

(e) Total assets include the assets attributable to corporate functions not allocated to operating segments and the removal of investors interests in securitized loans to present total assets on an owned basis.


NOTE 6 - DEBT AND DEPOSITS

         We have a credit facility that consists of a $170 million revolving credit facility and a $100 million term loan which mature in July 2003. At March 31, 2001 and December 31, 2000, we had outstanding borrowings of $100 million under the term loan facility with weighted-average interest rates of 8.6% and 9.9%, respectively. There were no outstanding borrowings under the revolving credit facility for these periods. At March 31, 2001, we were in compliance with all financial covenants under the credit facility.

         Direct Merchants Bank issues certificates of deposit of $100,000 or more. As of March 31, 2001 and December 31, 2000, $2.1 billion of CDs were outstanding with original maturities ranging from six months to five years and three months to five years, respectively. These CDs pay fixed interest rates ranging from 4.9% to 7.6% and 5.4% to 7.6%, respectively.

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


                              METRIS COMPANIES INC.
                    Supplemental Consolidating Balance Sheets
                                 March 31, 2001
                             (Dollars in thousands)
                                    Unaudited

                                                 Metris        Guarantor     Non-Guarantor
                                             Companies Inc.   Subsidiaries   Subsidiaries  Eliminations    Consolidated
                                             --------------   ------------   ------------  ------------    ------------
Assets:
Cash and cash equivalents ................   $    (7,506)     $     7,071    $   489,444    $        --    $   489,009
Net retained interests in loans
   securitized ...........................        (1,176)              (4)     1,268,087             --      1,266,907
Credit card loans ........................        14,389               --      1,244,882             --      1,259,271
Property and equipment, net ..............            --           71,150         57,004             --        128,154
Deferred income taxes ....................        (2,786)          11,316        141,809             --        150,339
Purchased portfolio premium ..............           248               --         87,461             --         87,709
Other receivables due from credit card
   securitizations, net...................            27              310        160,166             --        160,503
Other assets .............................        13,790           34,110        183,191         (8,522)       222,569
Investment in subsidiaries ...............     1,651,952        1,536,617           --       (3,188,569)            --
                                             -----------      -----------    -----------    -----------    -----------
Total assets .............................   $ 1,668,938      $ 1,660,570    $ 3,632,044    $(3,197,091)   $ 3,764,461
                                             ===========      ===========    ===========    ===========    ===========

Liabilities:
Deposits .................................   $    (1,000)     $        --    $ 2,075,389    $        --    $ 2,074,389
Debt .....................................       775,008          (73,170)      (345,638)            --        356,200
Accounts payable .........................           841            9,528         84,481         (4,261)        90,589
Deferred income ..........................        10,454           35,579        170,607         (4,261)       212,379
Accrued expenses and other liabilities....       (45,343)          36,681        110,588             --        101,926
                                             -----------      -----------    -----------    -----------    -----------
Total liabilities ........................       739,960            8,618      2,095,427         (8,522)     2,835,483
                                             -----------      -----------    -----------    -----------    -----------
Total stockholders' equity ...............       928,978        1,651,952      1,536,617     (3,188,569)       928,978
                                             -----------      -----------    -----------    -----------    -----------
Total liabilities and
   stockholders' equity...................   $ 1,668,938      $ 1,660,570    $ 3,632,044    $(3,197,091)   $ 3,764,461
                                             ===========      ===========    ===========    ===========    ===========



                              METRIS COMPANIES INC.
                    Supplemental Consolidating Balance Sheets
                                December 31, 2000
                             (Dollars in thousands)
                                    Unaudited

                                               Metris          Guarantor     Non-Guarantor
                                           Companies Inc.    Subsidiaries     Subsidiaries    Eliminations      Consolidated
                                           --------------    ------------     ------------    ------------      ------------
Assets:
Cash and cash equivalents ...............   $    64,869      $    10,658     $   445,913     $         --      $   521,440
Net retained interests in loans
   securitized ..........................           311               --       1,382,518               --        1,382,829
Credit card loans .......................         2,232               --       1,053,848               --        1,056,080
Property and equipment, net .............            --           77,693          50,702               --          128,395
Deferred income taxes ...................        (2,415)          17,104         131,656               --          146,345
Purchased portfolio premium .............           248               --          95,289               --           95,537
Other receivables due from credit card
   securitizations, net..................            14               84         186,596               --          186,694
Other assets ............................        13,806           41,946         173,583          (10,630)         218,705
Investment in subsidiaries ..............     1,588,918        1,442,295              --       (3,031,213)              --
                                            -----------      -----------      -----------     -----------      -----------
Total assets ............................   $ 1,667,983      $ 1,589,780      $ 3,520,105     $(3,041,843)     $ 3,736,025
                                            ===========      ===========      ===========     ===========      ===========

Liabilities:
Deposits ................................   $    (1,000)     $        --      $ 2,107,199     $        --      $ 2,106,199
Debt ....................................       345,024              880           10,162              --          356,066
Accounts payable ........................           259           14,536           73,993          (5,315)          83,473
Deferred income .........................        12,718           49,934          178,170          (5,315)         235,507
Accrued expenses and other liabilities...       427,429          (64,488)        (291,714)             --           71,227
                                            -----------      -----------      -----------     -----------      -----------
Total liabilities .......................       784,430              862        2,077,810         (10,630)       2,852,472
                                            -----------      -----------      -----------     -----------      -----------
Total stockholders' equity ..............       883,553        1,588,918        1,442,295      (3,031,213)         883,553
                                            -----------      -----------      -----------     -----------      -----------
Total liabilities and stockholders'
   equity ...............................   $ 1,667,983      $ 1,589,780      $ 3,520,105     $(3,041,843)     $ 3,736,025
                                            ===========      ===========      ===========     ===========      ===========


                              METRIS COMPANIES INC.
                 Supplemental Consolidating Statements of Income
                        Three Months Ended March 31, 2001
                             (Dollars in thousands)
                                    Unaudited


                                                Metris        Guarantor      Non-Guarantor
                                            Companies Inc.   Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                            --------------   ------------     ------------     ------------     ------------

Net Interest (Expense) Income............      $ (35,551)     $  (1,430)      $ 158,875          $      --    $    121,894
Provision for loan losses ...............            204             --          87,525                 --          87,729
                                               ---------      ---------       ---------          ---------    ------------
Net Interest (Expense) Income After
   Provision for Loan Losses.............        (35,755)        (1,430)         71,350                 --          34,165
                                               ---------      ---------       ---------          ---------    ------------
Other Operating Income:
Net securitization and credit card
   servicing income......................          2,378             --          84,714                 --          87,092
Credit card fees, interchange and other
   credit card income....................         (1,289)        (6,788)         70,909                 --          62,832
Enhancement services revenues............             --         17,118          61,146                 --          78,264
                                               ---------      ---------       ---------          ---------    ------------
                                                   1,089         10,330         216,769                 --         228,188
                                               ---------      ---------       ---------          ---------    ------------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses...             --          6,120          34,645                 --          40,765
Employee compensation ...................             --         43,411          11,325                 --          54,736
Data processing services and
   communications .......................             --        (30,533)         52,912                 --          22,379
Warranty and debt waiver underwriting
   and claims servicing expense..........             --            167           6,512                 --           6,679
Credit card fraud losses ................             --             --           2,651                 --           2,651
Purchased portfolio premium
 amortization ...........................             --             --           7,828                 --           7,828
Other ...................................             38         18,462          17,685                 --          36,185
                                               ---------      ---------       ---------          ---------    ------------
                                                      38         37,627         133,558                 --         171,223
                                               ---------      ---------       ---------          ---------    ------------
(Loss) Income Before Income Taxes,
   Equity in Income of Subsidiaries
   and Cumulative Effect of
   Accounting Change.....................        (34,704)      (28,727)        154,561                  --         91,130

Income taxes ............................        (13,361)      (11,970)         60,416                  --         35,085
Equity in income of subsidiaries.........         62,889        79,646              --            (142,535)            --
                                               ---------      ---------       ---------          ---------    ------------
Income Before Cumulative Effect of
   Accounting Change.....................         41,546        62,889          94,145            (142,535)        56,045
Cumulative effect of accounting change,
   net ..................................             --            --          14,499                  --         14,499
                                               ---------      ---------       ---------          ---------    ------------
Net Income ..............................      $  41,546     $  62,889       $  79,646           $(142,535)   $    41,546
                                               =========     =========       =========           =========    ===========


                              METRIS COMPANIES INC.
                 Supplemental Consolidating Statements of Income
                        Three Months Ended March 31, 2000
                             (Dollars in thousands)
                                    Unaudited

                                              Metris        Guarantor    Non-Guarantor
                                          Companies Inc.  Subsidiaries   Subsidiaries    Eliminations      Consolidated
                                          --------------  ------------   ------------    ------------      ------------

Net Interest (Expense) Income............   $ (12,047)     $    (571)     $  86,311        $      --        $  73,693
Provision for loan losses ...............         (15)          --           87,808               --           87,793
                                            ---------      ---------      ---------        ---------        ---------
Net Interest Expense After Provision for
   Loan Losses ..........................     (12,032)          (571)        (1,497)              --          (14,100)
                                            ---------      ---------      ---------        ---------        ---------
Other Operating Income:
Net securitization and credit card
   servicing income......................       2,386            (28)       128,701               --          131,059
Credit card fees, interchange and other
   credit card income....................      (1,548)         1,108         51,237               --           50,797
Enhancement services revenues............          --         16,334         43,282               --           59,616
                                            ---------      ---------      ---------        ---------        ---------
                                                  838         17,414        223,220               --          241,472
                                            ---------      ---------      ---------        ---------        ---------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses...          --          7,770         24,372               --           32,142
Employee compensation ...................          --         34,871          8,901               --           43,772
Data processing services and
   communications .......................          --        (18,744)        39,369               --           20,625
Warranty and debt waiver underwriting
   and claims servicing expense..........          --            794          5,938               --            6,732
Credit card fraud losses ................           2             --          2,139               --            2,141
Purchased portfolio premium
   amortization..........................          --             --          4,967               --            4,967
Other ...................................          37         17,991         11,716               --           29,744
                                            ---------      ---------      ---------        ---------        ---------
                                                   39         42,682         97,402               --          140,123
                                            ---------      ---------      ---------        ---------        ---------
(Loss) Income Before Income Taxes,
   Equity in Income of Subsidiaries
   and Cumulative Effect of
   Accounting Change.....................     (11,233)       (25,839)       124,321               --           87,249
Income taxes ............................      (4,358)       (10,338)        48,549               --           33,853
Equity in income of subsidiaries.........      56,833         72,334           --           (129,167)              --
                                            ---------      ---------      ---------        ---------        ---------
Income Before Cumulative Effect of
   Accounting Change.....................      49,958         56,833         75,772         (129,167)          53,396
Cumulative effect of accounting
   change, net ..........................          --             --          3,438               --            3,438
                                            ---------      ---------      ---------        ---------        ---------
Net Income ..............................   $  49,958      $  56,833      $  72,334        $(129,167)       $  49,958
                                            =========      =========      =========        =========        =========


                              METRIS COMPANIES INC.
          Supplemental Condensed Consolidating Statements of Cash Flows
                        Three Months Ended March 31, 2001
                             (Dollars in thousands)
                                    Unaudited

                                                         Metris          Guarantor       Non-Guarantor
                                                     Companies Inc.     Subsidiaries     Subsidiaries      Consolidated
                                                     --------------     ------------     ------------      ------------
Operating Activities:
Net cash (used in) provided by operating
   activities.......................................   $ (25,827)       $ (50,515)         $ 185,720        $ 109,378
                                                       ---------        ---------          ---------        ---------
Investing Activities:
Net proceeds from sales and repayments of
   securitized loans ...............................          --               --            100,059          100,059
Net loans originated or collected ..................     (11,611)              --           (198,540)        (210,151)
Additions to premises and equipment ................          --            4,271             (7,137)          (2,866)
                                                       ---------        ---------          ---------        ---------
Net cash (used in) provided by
   investing activities.............................     (11,611)           4,271           (105,618)        (112,958)
                                                       ---------        ---------          ---------        ---------
Financing Activities:
Net (decrease) increase in debt ....................     (37,616)          56,984            (19,234)             134
Net decrease in deposits ...........................          --               --            (31,810)         (31,810)
Cash dividends paid ................................        (916)              --                 --             (916)
Net increase (decrease) in equity ..................       3,595          (14,327)            14,473            3,741
                                                       ---------        ---------          ---------        ---------
Net cash (used in) provided by
   financing activities.............................     (34,937)          42,657            (36,571)         (28,851)
                                                       ---------        ---------          ---------        ---------
Net (decrease) increase in cash and cash
   equivalents......................................     (72,375)          (3,587)            43,531          (32,431)
Cash and cash equivalents at beginning of
   period ..........................................      64,869           10,658            445,913          521,440
                                                       ---------        ---------          ---------        ---------
Cash and cash equivalents at end of period .........   $  (7,506)       $   7,071          $ 489,444        $ 489,009
                                                       =========        =========          =========        =========


                              METRIS COMPANIES INC.
          Supplemental Condensed Consolidating Statements of Cash Flows
                        Three Months Ended March 31, 2000
                             (Dollars in thousands)
                                    Unaudited

                                                         Metris         Guarantor        Non-Guarantor
                                                     Companies Inc.    Subsidiaries        Subsidiaries      Consolidated
                                                     --------------    ------------        ------------      ------------
Operating Activities:
Net cash (used in) provided by operating
   activities.......................................   $ (29,876)       $ (26,573)         $ 224,857        $ 168,408
                                                       ---------        ---------          ---------        ---------
Investing Activities:
Net proceeds from sales and repayments of
   securitized loans ...............................          --               --           (282,031)        (282,031)
Net loans originated or collected ..................       2,328               --            (92,672)         (90,344)
Additions to premises and equipment ................          --           (5,618)            (9,690)         (15,308)
                                                       ---------        ---------          ---------        ---------
Net cash provided by (used in)
   investing activities ............................       2,328           (5,618)          (384,393)        (387,683)
                                                       ---------        ---------          ---------        ---------
Financing Activities:
Net increase (decrease) in debt ....................      74,407            4,189            (78,374)             222
Net increase in deposits ...........................          --               --            232,961          232,961
Cash dividends paid ................................        (566)              --                 --             (566)
Net (decrease) increase in equity ..................     (25,414)          26,956                  2            1,544
                                                       ---------        ---------          ---------        ---------
Net cash provided by financing activities ..........      48,427           31,145            154,589          234,161
                                                       ---------        ---------          ---------        ---------
Net increase (decrease) in cash and cash
   equivalents......................................      20,879           (1,046)            (4,947)          14,886
Cash and cash equivalents at beginning
   of period........................................      43,619              309            150,505          194,433
                                                       ---------        ---------          ---------        ---------
Cash and cash equivalents at end of period .........   $  64,498        $    (737)         $ 145,558        $ 209,319
                                                       =========        =========          =========        =========

ITEM 2.
                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank"), which may be referred to as "we," "us," "our" and the "Company." This discussion should be read in conjunction with the following documents for a full understanding of our financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2000 Annual Report to Shareholders; our annual report on Form 10-K for the fiscal year ended December 31, 2000; and our Proxy Statement for the 2001 Annual Meeting of Shareholders. In addition, this discussion should be read in conjunction with our quarterly report on Form 10-Q for the period ended March 31, 2001, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.

Results of Operations

         Net income for the three months ended March 31, 2001 was $41.5 million, down from $50.0 million for the first quarter of 2000. Diluted earnings per share for the three months ended March 31, 2001 was $0.42 compared to $0.55 per share for the first quarter of 2000. The decrease in net income is the result of the cumulative effect of accounting change for the adoption of Statement of Financial Accounting Standard No. 133, a one-time revenue increase from an operational change in the first quarter of 2000 and the reduction in other operating income, partially offset by increases in net interest income and other operating expenses. The increase in net interest income is largely attributable to the growth in average managed loans to $9.4 billion for the first quarter 2001 from $7.4 billion for the first quarter 2000, an increase of 28%.

         During the quarter ended March 31, 2001 we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Prior to SFAS 133, we amortized the costs of interest rate contracts on a straight-line basis over the expected life of the contract. The adoption of SFAS 133 resulted in a one-time, non-cash, after-tax charge to earnings of $14.5 million reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the three months ended March 31, 2001.

         During the quarter ended March 31, 2000 we adopted Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" for our debt waiver products. This SAB formalized the accounting for services sold where the right to a full refund exists, requiring all companies to defer recognition of revenues until the cancellation period is complete. Previously, we recognized half of the revenues in the month billed and half in the following month. We now recognize all of the revenue the month following completion of the cancellation period. This change resulted in a one-time, non-cash net charge to earnings of $3.4 million, which is reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the three months ended March 31, 2000. Because we have applied the provisions of this SAB to our membership programs since 1998, before the SEC formalized its guidance, no adjustment was required for our membership services revenues.

Managed Loan Portfolio

         We analyze our financial performance on a managed loan portfolio basis. To do so, we adjust the income statement and balance sheet to reverse the effects of securitization. Our discussion of revenues, where applicable, and provision for loan losses includes comparisons to amounts reported in our consolidated statements of income ("owned basis"), as well as on a managed basis.

         Our managed loan portfolio is comprised of credit card loans, retained interests in loans securitized and the investors' share of securitized credit card loans. The investors' share of securitized credit card loans is not an asset of the Company. Therefore, we do not show it on our consolidated balance sheets. The following tables summarize our managed loan portfolio:


                                    March 31,   December 31,  March 31,
                                      2001         2000         2000
                                      ----         ----         ----
(Dollars in thousands)
Period-end balances:
Credit card loans:
   Credit card loans ...........   $1,402,808   $1,179,203   $  329,023
   Retained interests in loans
       securitized .............    1,910,168    2,023,681    1,806,361
   Investors' interests in
       securitized loans .......    6,170,416    6,070,224    5,236,282
                                   ----------   ----------   ----------
Total managed loan portfolio ...   $9,483,392   $9,273,108   $7,371,666
                                   ==========   ==========   ==========




                                                      Three Months Ended
                                                           March 31,
                                                    2001             2000
                                                    ----             ----
(Dollars in thousands)
Average balances:
Credit card loans:
   Credit card loans .........................   $1,298,748       $  227,251
   Retained interests in loans securitized ...    2,044,729        1,731,945
   Investors' interests in securitized loans..    6,050,624        5,393,200
                                                 ----------       ----------
Total managed loan portfolio .................   $9,394,101       $7,352,396
                                                 ==========       ==========

Impact of Credit Card Securitizations

         The following table provides a summary of the effects of credit card securitizations on selected line items of our statements of income for each of the periods presented, as well as selected financial information on both an owned and managed loan portfolio basis:

                                                Three Months Ended
                                                     March 31,
                                               2001            2000
                                               ----            ----
(Dollars in thousands)
Statements of Income
 (owned basis):
   Net interest income ................   $   121,894      $     73,693
   Provision for loan losses ..........        87,729            87,793
   Other operating income .............       228,188           241,472
   Other operating expense ............       171,223           140,123
                                          -----------      ------------
   Income before income taxes
      and cumulative effect of
      accounting changes...............   $    91,130      $     87,249
                                          ===========      ============

Adjustments for
   Securitizations:
   Net interest income ................   $   204,616      $    173,280
   Provision for loan losses ..........       180,063           116,677
   Other operating income .............       (24,553)          (56,603)
   Other operating expense ............            --                --
                                          -----------      ------------
   Income before income taxes
      and cumulative effect of
      accounting changes...............   $        --      $         --
                                          ===========      ============

Statements of Income
 (managed basis):
   Net interest income ................   $   326,510      $    246,973
   Provision for loan losses ..........       267,792           204,470
   Other operating income .............       203,635           184,869
   Other operating expense ............       171,223           140,123
                                          -----------      ------------
   Income before income taxes and
      cumulative effect of
      accounting changes...............   $    91,130      $     87,249
                                          ===========      ============

Other Data:
Owned Basis:
Average interest-earning assets .......   $ 3,788,430      $  2,137,016
Return on average assets (2) ..........           6.0%              9.0%
Return on average total equity (2) ....          25.0%             30.7%
Net interest margin (1) ...............          13.0%             13.9%
Managed Basis:
Average interest-earning assets .......   $ 9,839,055      $  7,530,216
Return on average assets (2) ..........           2.3%              2.7%
Return on average total equity (2) ....          25.0%             30.7%
Net interest margin (1) ...............          13.5%             13.2%

(1) Net interest margin is equal to annualized net interest income divided by average interest-earning assets.
(2) Amounts for the three-month period ended March 31, 2001 are shown before the impact of the adoption of SFAS 133.

Net Interest Income

         Net interest income consists primarily of interest earned on our credit card loans, less interest expense on borrowings to fund the loans. Managed net interest income for the three-month period ended March 31, 2001 was $326.5 million compared to $247.0 million for the same period in 2000. The increase in interest income is primarily due to a $2.3 billion increase in managed interest-earning assets and an increase in net interest margin to 13.5% from 13.2% in the first quarter of 2000. The net interest margin increase is primarily due to lower cost of funds resulting from decreases in LIBOR. Financing costs as a percentage of borrowings for the first quarter of 2001 was 6.7% compared with 6.8% in the same period of 2000. The decrease in borrowing rates for the current-year period are the result of interest rate decreases made by the Federal Reserve since March 31, 2000.

Analysis of Average Balances, Interest and Average Yields and Rates

         The following table provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three-month periods ended March 31, 2001 and 2000:

                                                               Three Months Ended March 31,
                                                    2001                                          2000
                                ---------------------------------------------- ---------------------------------------------
                                  Average                        Yield/         Average                        Yield/
                                  Balance         Interest         Rate         Balance         Interest        Rate
                                  -------         --------         ----         -------         --------        ----
(Dollars in thousands)
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold ..........   $   164,574      $     2,311       5.7%      $    96,684       $     1,369        5.7%
Short-term investments ......       280,379            3,896       5.6%           81,136             1,073        5.3%
Credit card loans and
 retained interests in loans
 securitized ................     3,343,477          163,522      19.8%        1,959,196            95,359       19.6%
                                -----------      -----------      ----       -----------       -----------       ----
Total interest-earning
   assets....................   $ 3,788,430      $   169,729      18.2%      $ 2,137,016       $    97,801       18.4%
Other assets ................       806,136               --        --           734,239                --         --
Allowances for loan losses ..      (781,211)              --        --          (649,654)               --         --
                                -----------                                  -----------
Total assets ................   $ 3,813,355               --        --       $ 2,221,601                --         --
                                ===========                                  ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits ....................   $ 2,130,414      $    36,623       7.0%      $   882,149       $    13,742        6.3%
Debt ........................       360,999           11,212      12.6%          352,899            10,366       11.8%
                                -----------      -----------      ----       -----------       -----------       ----
Total interest-bearing
   liabilities ..............   $ 2,491,413      $    47,835       7.8%      $ 1,235,048       $    24,108        7.9%
Other liabilities ...........       412,839               --        --           332,276                --         --
                                -----------                                  -----------
Total liabilities ...........     2,904,252               --        --         1,567,324                --         --
Stockholders' equity ........       909,103               --        --           654,277                --         --
                                -----------                                  -----------
Total liabilities and equity.   $ 3,813,355               --        --       $ 2,221,601                --         --
                                ===========                                  ===========
Net interest income and
   interest margin (1) ......            --      $   121,894      13.0%               --       $    73,693       13.9%
Net interest rate spread (2).            --               --      10.4%               --                --       10.5%

Managed Basis
Credit card loans ...........   $ 9,394,101      $   460,613      19.9%      $ 7,352,396       $   357,060       19.5%
Total interest-earning assets     9,839,055          466,820      19.2%        7,530,216           359,502       19.2%
Total interest-bearing
   liabilities ..............     8,542,037          140,310       6.7%        6,628,248           112,529        6.8%
Net interest income and
   interest margin (1) ......            --      $   326,510      13.5%               --       $   246,973       13.2%
Net interest rate spread (2).            --               --      12.5%               --                --       12.4%

(1) We compute net interest margin by dividing annualized net interest income by average total interest-earning assets.

(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

Other Operating Income

         Other operating income contributes substantially to our results of operations, representing 65% and 77% of owned revenues for the three-month periods ended March 31, 2001 and 2000, respectively.

         Other operating income decreased $13.3 million for the three-month period ended March 31, 2001, over the comparable period in 2000. This decrease is primarily due to the $44.0 million decrease in income generated from net securitization and credit card servicing income primarily as a result of the increased allowance on securitized loans. For the three-month period ended March 31, 2001, credit card fees, interchange and other credit card income increased $12.0 million over the comparable period in 2000. This increase was primarily due to the growth in total accounts and loans in the managed credit card portfolio. Prior year other operating income included the $12.1 million favorable impact related to the operational policy change in the billing of overlimit fees in the first quarter of 2000. This impact is reflected in net securitization and credit card servicing income and credit card fees, interchange and other credit card income in the consolidated statements of income for the three months ended March 31, 2000.

         Enhancement services revenues increased by $18.6 million for the three-month period ended March 31, 2001. This increase reflects the strong sales of our debt waiver product and the increase in membership program revenues resulting from additional product offers to third party cardholders. At
March 31, 2001 combined active enhancement members totaled approximately
5.9 million.

Other Operating Expense

         Total other operating expenses for the three-month period ended March 31, 2001 increased $31.1 million over the comparable period in 2000, largely due to costs associated with the growth of our business activities. Employee compensation increased $11.0 million for the three-month period ended March 31, 2001 due to increased staffing needs to support the increase in credit card accounts and enhancement services active member growth and increased collections and customer service staff. Other expenses increased $6.4 million for the three-month period ended March 31, 2001 due to increased fees associated with higher credit card volume. Also, credit card account and other product solicitation and marketing expenses increased $8.6 million over the comparable period in 2000, largely due to increased enhancement services marketing activity and costs associated with our credit card marketing activity which resulted in over 260 thousand new credit card accounts during the first three months of 2001.

Income Taxes

         Our provision for income taxes, which includes both federal and state income taxes, represents an effective tax rate of 38.5% for the three-month period ended March 31, 2001, compared to 38.8% for the same period in 2000.

Asset Quality

         Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts. At March 31, 2001, 50% of managed accounts and 32% of managed loans were less than 24 months old.

         For the quarter ended March 31, 2001, our managed net charge-off ratio was 10.6% compared to 9.8% for the quarter ended March 31, 2000. Without the impact of purchase accounting related to acquired portfolios, the charge-off rate was 10.7% for the three-month period ended March 31, 2001, compared to 10.2% for the same period of 2000. Our charge-offs without the impact of purchase accounting have been stable, with losses between 9.5% and 11.0% for the last nine quarters. We believe, consistent with our statistical models and other credit analysis, that this rate will continue to fluctuate between this range over the next few quarters.

         We use credit line analyses, account management and customer transaction authorization procedures to minimize loan losses. Our risk models determine initial credit lines at the time of solicitation and generally result in lower credit lines than the industry average. We manage credit lines on an ongoing basis and adjust them based on customer usage and payment patterns. To maximize profitability, we continually monitor customer accounts and initiate appropriate collection activities when an account is delinquent or overlimit.

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


Managed Loan Delinquency

                               March 31,      % of         December 31,       % of         March 31,       % of
                                 2001         Total            2000           Total           2000         Total
                                 ----         -----            ----           -----           ----         -----
(Dollars in thousands)
Managed loan
     portfolio.........       $9,483,392        100%       $9,273,108          100%       $7,371,666        100%
Loans contractually
delinquent:
     30 to 59 days ....          229,368        2.4%          228,238          2.5%          169,403        2.3%
     60 to 89 days ....          178,898        1.9%          173,531          1.9%          127,872        1.7%
     90 or more days...          390,402        4.1%          365,963          3.9%          267,251        3.7%
                              ----------      -----        ----------        -----        ----------      -----
       Total ..........       $  798,668        8.4%       $  767,732          8.3%       $  564,526        7.7%
                              ==========      =====        ==========        =====        ==========      =====



         The increase in the managed delinquency rates over 2000 reflects a slight deterioration in the economy, increased delinquencies in our secured card portfolio and the adoption of a recent FFIEC guidelines on re-aging accounts effective January 1, 2001, which required us to report an additional $35.3 million of receivables as delinquent.

         Without the impact of purchase accounting related to acquired portfolios, delinquency rates were 8.4%, 8.3% and 7.7%, respectively. We intend to continue to focus our resources on our collection efforts to minimize the negative impact to net loan losses that results from increased delinquency levels.

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


                                                    Three Months Ended
                                                         March 31,
                                                    2001          2000
                                                    ----          ----
(Dollars in thousands)
Owned basis:
     Average loans and retained
        interests in loans securitized
        outstanding .......................      $3,343,477    $1,959,196
     Net charge-offs ......................          81,437        47,573
     Net charge-offs as a percentage
        of average loans outstanding (1)...             9.9%          9.8%
                                                 ==========    ==========

Managed basis:
     Average loans outstanding ............      $9,394,101    $7,352,396
     Net charge-offs ......................         244,969       178,409
     Net charge-offs as a percentage of
        average loans outstanding(1) ......            10.6%          9.8%
                                                 ==========    ==========

(1)      Annualized

Provision and Allowance for Loan Losses

         We maintain an allowance for loan losses for both owned loans and the retained interest in loans securitized. The portion allocated to the retained interest in loans securitized represents our estimate of a valuation adjustment to report this asset in accordance with SFAS 140. For securitized loans, anticipated losses and related provisions for loan losses are reflected in the calculation of net securitization and credit card servicing income. We make provisions for loan losses in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing loan portfolio.

         The provision for loan losses on a managed basis for the three-month period ended March 31, 2001, totaled $267.8 million compared to a provision of $204.5 million for the three-month period ended March 31, 2000. The increase for the three-month period ended March 31, 2001, as compared to the three-month period ended March 31, 2000, is reflective of the increase in loans and an increase in charge-offs. The allowance for loan losses on a managed basis was 8.3% at March 31, 2001, compared to 8.8% at March 31, 2000.

Derivatives Activities

         We use derivative financial instruments for the purpose of managing our exposure to interest rate risks. We have a number of procedures in place to monitor and control both market and credit risk from these derivatives activities. Our senior management approves all derivative strategies and transactions.


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

`

                                                                Weighted-                                            Weighted-
                                      March 31,                  Average                 December 31,                 Average
                                         2001                 Interest Rate                  2000                  Interest Rate
                                         ----                 -------------                  ----                  -------------

Total period-end
     funding..............        $       9.5 billion                 6.6%            $       9.4 billion                  7.1%

Bank loans................                1.0%                        9.4%                    1.0%                         9.4%
Bank conduit
      securitizations.....                2.3%                        6.1%                    2.3%                         7.6%
Long-term debt............                2.7%                       10.8%                    2.7%                        10.9%
Equity....................                9.7%                         --                     9.4%                          --
Deposits..................               21.8%                        7.0%                   22.4%                         6.8%
Metris Master Trust.......               62.5%                        6.2%                   62.2%                         7.0%
                                  ------------                                        ------------
                                        100.0%                                              100.0%
                                  ============                                        ============


         We finance the growth of our credit card loan portfolio through cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances.

         During the three-month period ended March 31, 2001, we received net proceeds of approximately $100.2 million from sales of credit card loans to the trust and conduits. We used cash generated from these transactions to fund credit card loan portfolio growth. During the same period in 2000 we distributed net proceeds of $282.0 million to the trust and conduits. We financed these receivables on our balance sheet with the growth in our subsidiary bank deposit program.

         Direct Merchants Bank issues certificates of deposit of $100,000 or more. As of March 31, 2001 and December 31, 2000, $2.1 billion of CDs were outstanding with original maturities ranging from six months to five years and three months to five years, respectively. These CDs pay fixed interest rates ranging from 4.9% to 7.6% and 5.4% to 7.6%, respectively.

         We have a $170 million, three-year revolving credit facility and a $100 million five-year term loan. At March 31, 2001 and December 31, 2000, we were in compliance with all financial covenants under these agreements. At March 31, 2001 and December 31, 2000, we had outstanding borrowings of $100 million under the term loan facility and no outstanding borrowings under the revolving credit facility. We have also issued and sold $150 million of 10.125% Senior Notes due 2006 and $100 million of 10% Senior Notes due 2004.

         As the portfolio of credit card loans grows our funding needs will increase accordingly. We believe that our cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances will provide us with adequate liquidity for meeting anticipated cash needs, although no assurance can be given to that effect.


Newly Issued Pronouncements

         In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, and revises the standards for accounting for securitizations and after transfers of financial assets and collateral and requires certain disclosures. It requires enterprises to recognize, upon transfer of financial assets, the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. We implemented the disclosure requirements in our 2000 Annual Report to comply with the new standard. The adoption of the accounting portion of the new standard will not have a material impact on our financial statements.


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

         Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors, which can not be predicted with certainty, will be important in determining future results. Among such factors are the lack of seasoning of our credit card accounts which renders predictability of delinquencies more difficult, higher default and bankruptcy rates of our target market of moderate-income consumers, interest rate risks, risks associated with acquired portfolios, dependence on the securitization markets and other funding sources, state and federal laws and regulations, and general economic conditions that can have a major impact on the performance of loans. Each of these factors and others are more fully discussed under the caption "Business--Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. As a result of these factors, we cannot guarantee any forward-looking statements. Actual future results may vary materially. Also, please note that the factors we provide are those we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here or in our 10-K for the year ended December 31, 2000, could also adversely affect us.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is due to changes in interest rates. This affects us directly in our lending and borrowing activities, as well as indirectly, as interest rates may impact the payment performance of our cardholders.

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

         Our primary managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime Rate. We fund credit card loans through a combination of cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances. Our securitized loans are owned by a trust and bank-sponsored single-seller and multi-seller receivable conduits, which have committed funding primarily indexed to variable commercial paper rates and the London Interbank Offered Rate ("LIBOR"). The $270 million bank credit facility has pricing that is also indexed to LIBOR or Prime Rate. The subsidiary bank deposits are issued at fixed interest rates. We have entered into an interest rate swap agreement which effectively converted $249 million of deposits to rates indexed to LIBOR. The long-term debt is at fixed interest rates. At March 31, 2001, approximately 11.7% of the trust and conduit funding of securitized receivables was funded with fixed rate securities.

         In an interest rate environment with rates at or below current rates, 88.3% of the securitization funding for the managed loan portfolio is indexed to floating commercial paper and LIBOR rates. In an interest rate environment with rates significantly above current rates, the potentially negative impact on earnings of higher interest expense is mitigated by fixed rate funding and interest rate cap contracts.

         The approach used by management to quantify interest rate risk is a sensitivity analysis, which management believes best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points. Assuming no counteractive measures by management, a 200 basis point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, will result in an increase in net income of approximately $26.5 million relative to a base case over the next 12 months; while a decrease of 200 basis points will result in a reduction in net income of approximately $26.5 million. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our cardholders. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

                           Part II. Other Information

Item 1.   Legal Proceedings

               We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations. In July 2000 an Amended Complaint was filed in Hennepin County Court in Minneapolis, Minnesota against Metris Companies Inc. and our subsidiaries Metris Direct, Inc. and Direct Merchants Bank. The complaint seeks damages in unascertained amounts and purports to be a class action complaint on behalf of all cardholders who were issued a credit card by Direct Merchants Bank and were allegedly assessed fees or charges that the cardholder did not authorize. Specifically, the complaint alleges violations of the Minnesota Prevention of Consumer Fraud Act, the Minnesota Deceptive Trade Practices Act and breach of contract. We filed our answer to the complaint in August 2000. To date, the complaint has not been certified as a class action claim. We believe we have numerous substantive legal defenses to these claims and are continuing to vigorously defend the case. There can be no assurance that defense or resolution of these matters will not have a material adverse effect on our financial position.

               On May 3, 2001, Direct Merchants Bank entered into a consent order with the Office of the Comptroller of the Currency ("OCC"). The consent order requires Direct Merchants Bank to pay approximately $3.2 million in restitution to about 62,000 credit card customers who applied for and received a credit card in connection with a series of limited test marketing campaigns from March 1999 to June 1, 2000. Under the terms of the consent order, Direct Merchants Bank made no admission or agreement on the merits of the OCC's assertions. We believe that Direct Merchants Bank's agreement with the OCC will not have a material adverse effect on the financial position of Metris Companies Inc. or Direct Merchants Bank.

               The OCC has also indicated that it is considering whether or not to pursue an assessment of civil money penalties and has given Direct Merchants Bank an opportunity to provide information to the OCC bearing on whether imposing a penalty would be appropriate and the severity of any penalty. The statutory provisions pursuant to which a civil money penalty could be assessed give the OCC broad discretion in determining whether or not a penalty will be assessed and, if so, the amount of the penalty. Because we are unable at this time to determine whether or not any civil money penalty will be assessed, there can be no assurance that the resolution of this matter will not have a material adverse effect on our financial position.

Item 2.   Changes in Securities
          Not applicable

Item 3.   Defaults Upon Senior Securities
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not applicable

Item 5.   Other Information
          Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         11.    Computation of Earnings Per Share.

(b) Reports on Form 8-K: On May 4, 2001 the Company filed a Current Report on Form 8-K to report an agreement reached with the Office of the Comptroller of the Currency by Direct Merchants Bank, National
         Association, a subsidiary of Metris Companies Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              METRIS COMPANIES INC.
                                  (Registrant)


Date:      May 10, 2001          By: /s/ David D. Wesselink
                                    -----------------------
                                    David D. Wesselink
                                    Vice Chairman
                                    Principal Financial Officer


Date:      May 10, 2001          By: /s/ Jeffrey D. Grosklags
                                    -------------------------
                                    Jeffrey D. Grosklags
                                    Senior Vice President, Assistant Secretary
                                    Principal Accounting Officer