Form 10-Q
period 2001-06-30
METRIS COMPANIES INC
filed 2001-08-14
CIK 1021061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended                     June 30, 2001

                                       or

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

                        Yes   X                                   No _____
                            -----

As of July 31, 2001, 64,038,903 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




                                  June 30, 2001

                                                                            Page
                                                                            ----

PART I.           FINANCIAL INFORMATION


         Item 1.  Consolidated Financial Statements (unaudited):
                        Consolidated Balance Sheets............................3
                        Consolidated Statements of Income......................4
                        Consolidated Statements of Changes in
                                 Stockholders' Equity..........................6
                        Consolidated Statements of Cash Flows..................7
                        Notes to Consolidated Financial Statements.............8

         Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations............................................22

         Item 3.  Quantitative and Qualitative Disclosures
                        About Market Risk.....................................34


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................35

         Item 2. Changes in Securities........................................35

         Item 3. Defaults Upon Senior Securities..............................35

         Item 4. Submission of Matters to a Vote of Security Holders..........35

         Item 5. Other Information............................................36

         Item 6. Exhibits and Reports on Form 8-K.............................36

                 Signatures...................................................38



                          Part I. Financial Information


ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per-share data) (Unaudited)

                                                                                 June 30,     December 31,
                                                                                  2001           2000
                                                                              -----------    --------------
Assets:
Cash and due from banks ...................................................   $   101,661    $    84,938
Federal funds sold ........................................................       494,425        367,937
Short-term investments ....................................................        89,297         68,565
                                                                              -----------    -----------
Cash and cash equivalents .................................................       685,383        521,440
                                                                              -----------    -----------
Retained interests in loans securitized ...................................     1,069,090      2,023,681
Less:  Allowance for loan losses ..........................................       568,084        640,852
                                                                              -----------    -----------
Net retained interests in loans securitized ...............................       501,006      1,382,829
                                                                              -----------    -----------
Credit card loans (net of allowance for loan
   losses of $258,057 and $123,123,
   respectively)...........................................................     2,054,595      1,056,080
Property and equipment, net ...............................................       124,263        128,395
Deferred income taxes .....................................................       107,181        146,345
Purchased portfolio premium ...............................................        80,291         95,537
Other receivables due from credit card
   securitizations, net ...................................................       169,035        186,694
Other assets ..............................................................       234,578        218,705
                                                                              -----------    -----------
     Total assets .........................................................   $ 3,956,332    $ 3,736,025
                                                                              ===========    ===========
Liabilities:
Deposits ..................................................................   $ 2,174,945    $ 2,106,199
Debt ......................................................................       356,337        356,066
Accounts payable ..........................................................       137,969         83,473
Deferred income ...........................................................       211,331        235,507
Accrued expenses and other liabilities ....................................        68,502         71,227
                                                                              -----------    -----------
     Total liabilities ....................................................     2,949,084      2,852,472
                                                                              -----------    -----------
Stockholders' Equity:
Convertible preferred stock - Series C, par
     value $.01 per share; 10,000,000
     shares authorized, 1,011,604 and 967,573
     shares issued and outstanding, respectively ..........................       376,822        360,421
Common stock, par value $.01 per share;
     100,000,000 shares authorized, 63,793,584
     and 62,242,787 shares issued and
     outstanding, respectively ............................................           638            622
Paid-in capital ...........................................................       224,068        198,077
Unearned compensation .....................................................        (4,779)            --
Retained earnings .........................................................       410,499        324,433
                                                                              -----------    -----------
     Total stockholders' equity ...........................................     1,007,248        883,553
                                                                              -----------    -----------
     Total liabilities and stockholders' equity ...........................   $ 3,956,332    $ 3,736,025
                                                                              ===========    ===========

                                    See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per-share data) (Unaudited)


                                                                               Three Months Ended          Six Months Ended
                                                                                    June 30,                   June 30,
                                                                                   ---------                   --------
                                                                                 2001        2000         2001          2000
                                                                                 ----        ----         ----          ----
Interest Income:
Credit card loans and retained
     interests in loans securitized .......................................   $ 168,702    $ 113,168    $ 332,224    $ 208,527
Federal funds sold ........................................................         329        1,727        2,640        3,096
Other .....................................................................       3,176          864        7,072        1,937
                                                                              ---------    ---------    ---------    ---------
Total interest income .....................................................     172,207      115,759      341,936      213,560
Deposit interest expense ..................................................      32,936       18,306       69,559       32,048
Other interest expense ....................................................      11,377       10,476       22,589       20,842
                                                                              ---------    ---------    ---------    ---------
Total interest expense ....................................................      44,313       28,782       92,148       52,890
                                                                              ---------    ---------    ---------    ---------
Net Interest Income .......................................................     127,894       86,977      249,788      160,670
Provision for loan losses .................................................     114,682       98,215      202,411      186,008
                                                                              ---------    ---------    ---------    ---------
Net Interest Income (Expense) After
     Provision for Loan Losses.............................................      13,212      (11,238)      47,377      (25,338)
                                                                              ---------    ---------    ---------    ---------
Other Operating Income:
Net securitization and credit card
     servicing income .....................................................     119,712      120,509      206,804      251,568
Credit card fees, interchange and
     other credit card income .............................................      74,837       53,530      137,669      104,327
Enhancement services revenues .............................................      82,900       63,984      161,164      123,600
                                                                              ---------    ---------    ---------    ---------
                                                                                277,449      238,023      505,637      479,495
                                                                              ---------    ---------    ---------    ---------
Other Operating Expense:
Credit card account and other product
     solicitation and marketing expenses...................................      51,481       36,316       92,246       68,458
Employee compensation .....................................................      56,115       42,782      110,851       86,554
Data processing services and communications ...............................      22,141       20,819       44,520       41,444
Warranty and debt waiver underwriting
      and claims servicing expense ........................................       8,250        6,760       14,929       13,492
Credit card fraud losses ..................................................       2,200        2,431        4,851        4,572
Purchased portfolio premium amortization ..................................       7,418        5,225       15,246       10,192
Other .....................................................................      41,325       33,834       77,510       63,578
                                                                              ---------    ---------    ---------    ---------
                                                                                188,930      148,167      360,153      288,290
                                                                              ---------    ---------    ---------    ---------
Income Before Income Taxes and Cumulative
      Effect of Accounting Changes.........................................     101,731       78,618      192,861      165,867
Income taxes ..............................................................      38,963       30,338       74,048       64,191
                                                                              ---------    ---------    ---------    ---------
Income Before Cumulative Effect of
      Accounting Changes...................................................      62,768       48,280      118,813      101,676
Cumulative effect of accounting changes
     (net of income taxes of $9,000 and
     $2,180, respectively).................................................          --           --       14,499        3,438
                                                                              ---------    ---------    ---------    ---------
Net Income ................................................................      62,768       48,280      104,314       98,238
Convertible preferred stock
      dividends-Series C ..................................................       8,593        7,770       16,996       15,368
                                                                              ---------    ---------    ---------    ---------
Net Income Applicable To Common
      Stockholders.........................................................   $  54,175    $  40,510    $  87,318    $  82,870
                                                                              =========    =========    =========    =========



                                                  Three Months Ended         Six Months Ended
                                                        June 30,                 June 30,
                                                        --------                 --------
                                                   2001        2000         2001          2000
                                                   ----        ----         ----          ----

Earnings per share:
     Basic-income before cumulative
         effect of accounting changes ......   $     0.64   $     0.55   $     1.22    $     1.16
     Basic-cumulative effect of accounting
         changes ...........................           --           --        (0.15)        (0.04)
     Basic-net income ......................         0.64         0.55         1.07          1.12
     Diluted-income before cumulative
         effect of accounting changes ......         0.63         0.53         1.20          1.12
     Diluted-cumulative effect of accounting
         changes ...........................           --           --        (0.15)        (0.04)
     Diluted-net income ....................         0.63         0.53         1.05          1.08
Shares used to compute earnings per share:
Basic ......................................       97,633       88,002       97,117        87,564
Diluted ....................................       99,841       91,568       99,055        91,118

                                    See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands) (Unaudited)


                                                                                                                          Total
                                     Number of Shares     Preferred    Common      Paid-in    Unearned       Retained  Stockholders'
                                   Preferred   Common       Stock       Stock      Capital   Compensation    Earnings     Equity
                                   ---------   ------      -----        -----      -------   ------------    --------     ------

BALANCE AT DECEMBER 31, 1999 .       885       57,919  $   329,729  $       386  $   130,772  $        --  $   162,914  $   623,801
     Net income ..............        --           --           --           --           --           --       98,238       98,238
     Cash dividends ..........        --           --           --           --           --           --       (1,137)      (1,137)
     Preferred dividends in
         kind - Series C .....        40           --       15,004           --           --           --      (15,004)          --
     June 2000 three-for-two
         stock split .........        --           --           --          201         (201)          --           --           --
     Issuance of common stock
         under employee
         benefit plans .......        --        2,480           --           17       33,899           --           --       33,916
                               ---------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE AT JUNE 30, 2000 .....       925       60,399  $   344,733  $       604  $   164,470  $        --  $   245,011  $   754,818
                               =========  ===========  ===========  ===========  ===========  ===========  ===========  ===========


BALANCE AT DECEMBER 31, 2000 .       968       62,243  $   360,421  $       622  $   198,077  $        --  $   324,433  $   883,553
     Net income ..............        --           --           --           --           --           --      104,314      104,314
     Cash dividends ..........        --           --           --           --           --           --       (1,847)      (1,847)
     Preferred dividends in
         kind - Series C .....        44           --       16,401           --           --           --      (16,401)          --
     Issuance of common stock
         under employee
         benefit plans .......        --        1,551           --           16       25,991       (5,121)          --       20,886
     Compensation expense
         related to restricted
         stock granted .......        --           --           --           --           --          342          --           342
                               ---------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE AT JUNE 30, 2001 .....     1,012       63,794  $   376,822  $       638  $   224,068  $    (4,779) $   410,499  $ 1,007,248
                               =========  ===========  ===========  ===========  ===========  ===========  ===========  ===========


                                    See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                            2001        2000
                                                            ----        ----

Operating Activities:
Net income ...........................................   $ 104,314    $  98,238
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of accounting changes .........      14,499        3,438
     Depreciation and amortization ...................      47,929       37,137
     Change in allowance for loan losses .............      62,166       58,093
     Change in value of derivative instruments .......      (2,990)          --
     Changes in operating assets and liabilities, net:
         Deferred income taxes .......................      39,164      (15,275)
         Other receivables due from credit card
              securitizations ........................      (3,522)      54,198
         Accounts payable and accrued expenses .......      50,669       26,213
         Deferred income .............................     (24,176)      44,916
         Other .......................................     (23,143)     (82,039)
                                                         ---------    ---------
Net cash provided by operating activities ............     264,910      224,919
                                                         ---------    ---------
Investing Activities:
Net proceeds (uses) from sales and repayments of
     securitized loans................................     692,051      (34,075)
Net loans originated .................................    (870,122)    (561,449)
Additions to property and equipment ..................      (3,990)     (41,168)
                                                         ---------    ---------
Net cash used in investing activities ................    (182,061)    (636,692)
                                                         ---------    ---------
Financing Activities:
Net increase in debt .................................         271          444
Net increase in deposits .............................      68,746      469,592
Cash dividends paid ..................................      (1,847)      (1,137)
Increase in common equity ............................      13,924       33,916
                                                         ---------    ---------
Net cash provided by financing activities ............      81,094      502,815
                                                         ---------    ---------
Net increase in cash and cash equivalents ............     163,943       91,042
Cash and cash equivalents at beginning of period .....     521,440      194,433
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $ 685,383    $ 285,475
                                                         =========    =========
Supplemental disclosures and cash flow
     information:
Cash paid during the period for:
     Interest ........................................   $  86,731    $  40,114
     Income taxes ....................................      25,366       70,284
Tax benefit from employee stock option
     exercises........................................       6,651       16,531

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

NOTE 2 - EARNINGS PER SHARE

         The following table presents the computation of basic and diluted weighted average shares used in the per-share calculations:

                                                         Three Months Ended    Six Months Ended
                                                              June 30,             June 30,
                                                              --------             --------
                                                          2001       2000       2001       2000
                                                          ----       ----       ----       ----
(In thousands)
Income before cumulative effect of
     accounting changes..............................   $ 62,768   $ 48,280   $118,813   $101,676
Preferred dividends - Series C ......................      8,593      7,770     16,996     15,368
                                                        --------   --------   --------   --------
Net income applicable to common stockholders
before cumulative effect of accounting
     changes ........................................     54,175     40,510    101,817     86,308
Cumulative effect of accounting changes, net ........         --         --     14,499      3,438
                                                        --------   --------   --------   --------
Net income applicable to common stockholders ........   $ 54,175   $ 40,510   $ 87,318   $ 82,870
                                                        ========   ========   ========   ========

Weighted-average common shares outstanding ..........     62,788     58,838     62,547     58,400
Adjustments for dilutive securities:
Assumed conversion of convertible preferred
     stock ..........................................     34,845     29,164     34,570     29,164
                                                        --------   --------   --------   --------
Basic common shares (1) .............................     97,633     88,002     97,117     87,564
Assumed exercise of outstanding stock
     options ........................................      2,208      3,566      1,938      3,554
                                                        --------   --------   --------   --------
Diluted common shares ...............................     99,841     91,568     99,055     91,118
                                                        ========   ========   ========   ========

(1) In accordance with an announcement of the Financial Accounting
Standards Board's Staff at the Emerging Issues Task Force meeting in April, 2001, codified as EITF Topic No. D-95 ("Topic D-95"), the Company revised its computation of basic earnings per common share (EPS). As required by Topic
D-95, the dilutive effect of the Company's Series C Convertible Preferred Stock is now included in the computation of basic EPS, utilizing the if-converted method. The Series C Convertible Preferred Stock participates in dividends on an as-converted basis with the Company's common stock. For all periods presented, there is no impact to diluted earnings per share. The Company restated the basic EPS amounts for the three- and six-month periods ended June 30, 2000 to be consistent with the revised methodology. Before the impact of Topic D-95, basic earnings per common share would have been $0.86, $0.69, $1.40 and $1.42 for the three- and six-month periods ended June 30, 2001 and 2000, respectively.


NOTE 3 - ACCOUNTING CHANGES

     During the quarter ended March 31, 2001 we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair market value. This statement is effective for all quarters of fiscal years beginning after June 15, 2000. As a result of the adoption of SFAS 133 effective January 1, 2001 we marked our derivatives to market value and recognized a one-time, non-cash, after-tax charge to earnings of $14.5 million. This one-time charge is reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the six months ended June 30, 2001.

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

     In connection with the issuance of term asset-backed securities by the Metris Master Trust ("trust"), we enter into term interest rate cap agreements with highly rated bank counterparties to effectively cap the potentially negative impact to us from increases in the floating interest rate of the securities. These agreements are for original terms ranging from two to ten years and are scheduled to terminate between February 2002 and January 2010. The contracted strike rate on the interest rate caps were above the current market interest rates at December 31, 2000 and June 30, 2001. Therefore, these caps are considered ineffective in hedging the interest rate movements. SFAS 133 required us to reduce the carrying value of these caps to their current market values. The reduction related to the adoption of SFAS 133 effective January 1, 2001 was recorded as a one-time, non-cash, after-tax charge to earnings of $14.7 million. This one-time charge is included in the "Cumulative effect of accounting change" in the consolidated statements of income for the six months ended June 30, 2001. The adjustment to increase the carrying value of the caps for the three- and six-month periods ended June 30, 2001 was recorded as a non-cash, pre-tax benefit of $6.7 million and $3.0 million, respectively, to "Net securitization and credit card servicing income" in the consolidated statements of income.

     We also enter into interest rate swap agreements to hedge a portion of our fixed rate deposits. The interest rate swaps are designated as fair value hedges under SFAS 133. At adoption, the change in the fair value of the swaps exceeded the change in fair value of the fixed rate deposits. This difference of $0.2 million was recorded as a one-time, non-cash, after-tax benefit to earnings. This one-time benefit is included in the "Cumulative effect of accounting change" in the consolidated statements of income for the six months ended June 30, 2001. The interest rate swaps were substantially effective in offsetting changes in the fair value of the hedged CD portfolio during the six months ended June 30, 2001. These interest rate swap agreements are for original terms ranging from one to two years and are scheduled to terminate between April 2002 and January 2003.

     During the quarter ended March 31, 2000 we adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," for our debt waiver products. This SAB formalized the accounting for services sold where the right to a full refund exists, requiring all companies to defer recognition of revenues until the cancellation period is complete. Previously, we recognized half of the revenues in the month billed and half in the following month. We now recognize all of the revenue the month following completion of the cancellation period. This change resulted in a one-time, non-cash net charge to earnings of $3.4 million, which is reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the six months ended June 30, 2000. Because we have applied the provisions of this SAB to our membership programs since 1998, before the SEC formalized its guidance, no adjustment was required for our membership services revenues.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses is as follows:

                                    Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                         --------                 --------
                                    2001        2000          2001         2000
                                    ----        ----          ----         ----

(In thousands)
Balance at beginning of period   $ 786,798    $ 645,089    $ 763,975    $ 619,028
Provision for loan losses ....     114,682       98,215      202,411      186,008
Provision for loan losses (1)      193,178      114,387      373,241      231,064
Loans charged off ............    (297,071)    (196,552)    (569,152)    (390,042)
Recoveries ...................      28,554       15,982       55,666       31,063
                                 ---------    ---------    ---------    ---------
Net loans charged off ........    (268,517)    (180,570)    (513,486)    (358,979)
                                 ---------    ---------    ---------    ---------
Balance at end of period .....   $ 826,141    $ 677,121    $ 826,141    $ 677,121
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

     Our enhancement services operating segment pays a fee to our consumer lending products segment for successful marketing efforts to the consumer lending products segment's cardholders at a rate similar to those paid to our other third parties. Our enhancement services segment reports interest income and the consumer lending products segment reports interest expense at our weighted-average borrowing rate for the excess cash flow generated by the enhancement services segment and used by the consumer lending products segment to fund the growth of cardholder balances.



                                             Three Months Ended June 30,
                                                        2001
                                                        ----
                           Consumer
                            Lending      Enhancement
                           Products       Services        Reconciliation (a)   Consolidated
                           --------       --------        ------------------   ------------

Interest income.......    $  481,540     $    3,202       $   (312,535) (b)     $  172,207
Interest expense......       129,361             --            (85,048) (b)         44,313
                          ----------     ----------       ------------          ----------
  Net interest
    income ...........       352,179          3,202           (227,487)            127,894

Other revenue ........       160,240         82,900             34,309             277,449
Total revenue ........       641,780         86,102           (278,226)            449,656

Income before
    income taxes......       173,672 (c)     55,058 (c)       (126,999) (d)        101,731

Total assets .........    $9,777,687     $  138,076     $   (5,959,431) (e)     $3,956,332



                                              Three Months Ended June 30,
                                                         2000
                                                         ----
                           Consumer
                            Lending      Enhancement
                           Products       Services      Reconciliation(a)      Consolidated
                           --------       --------      -----------------      ------------

Interest income.......    $  376,022     $    2,697     $  (262,960)(b)        $   115,759
Interest expense......       122,768             --         (93,986)(b)             28,782
                         -----------     ----------     -----------            -----------
  Net interest
    income ...........       253,254          2,697        (168,974)                86,977

Other revenue ........       119,452         63,984          54,587                238,023
Total revenue ........       495,474         66,681        (208,373)               353,782

Income before
  income taxes........       138,611 (c)     42,666 (c)    (102,659)(d)             78,618

Total assets .........   $ 7,737,289     $  150,025     $(5,174,697)(e)        $ 2,712,617







                                             Six Months Ended June 30,
                                                       2001
                                                       ----
                            Consumer
                             Lending      Enhancement
                            Products       Services      Reconciliation (a)     Consolidated
                            --------       --------      ------------------     ------------

Interest income ........   $  948,360     $   6,822      $  (613,246) (b)       $  341,936
Interest expense .......      273,291            --         (181,143) (b)           92,148
                            ----------    ---------      -----------            ----------
  Net interest
    income .............      675,069         6,822         (432,103)              249,788

Other revenue ..........      285,611       161,164           58,862               505,637
Total revenue ..........    1,233,971       167,986         (554,384)              847,573

Income before
    income taxes and
    cumulative effect of
    accounting changes..      331,251 (c)   109,737 (c)     (248,127) (d)          192,861

Total assets ............   $9,777,687    $ 138,076      $(5,959,431) (e)       $3,956,332



                                          Six Months Ended June 30,
                                                    2000
                                                    ----
                             Consumer
                              Lending      Enhancement
                             Products       Services        Reconciliation(a)   Consolidated
                             --------       --------        -----------------   ------------

Interest income ........   $   735,524     $    4,902       $  (526,866)(b)     $   213,560
Interest expense .......       237,502           --            (184,612)(b)          52,890
                           -----------     ----------       -----------         -----------
  Net interest
    income .............       498,022          4,902          (342,254)            160,670

Other revenue ..........       244,705        123,600           111,190             479,495
Total revenue ..........       980,229        128,502          (415,676)            693,055

Income before
    income taxes and
    cumulative effect of
    accounting changes..       283,092 (c)     84,543 (c)      (201,768)(d)         165,867

Total assets ...........   $ 7,737,289     $  150,025       $(5,174,697)(e)     $ 2,712,617


  (a) The reconciliation column includes: intercompany eliminations; amounts not allocated to segments; and adjustments to the amounts reported on a managed basis to reflect the effects of securitization.

  (b) The reconciliation to consolidated owned interest revenue and interest expense includes the elimination of $3.2 million, $2.7 million, $6.8 million and $4.9 million of intercompany interest received by the enhancement services segment from the consumer lending products segment for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000, respectively.

  (c) Income before income taxes (and cumulative effect of accounting changes) includes intercompany commissions paid by the enhancement services segment to the consumer lending products segment for successful marketing efforts to consumer lending products cardholders of $3.0 million, $4.1 million, $6.2 million and $4.4 million for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000, respectively.

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


NOTE 6 - DEBT AND DEPOSITS

     We have a credit facility that consists of a $170 million revolving credit facility and a $100 million term loan which mature in July 2003 and June 2003, respectively. At June 30, 2001 and December 31, 2000 we had outstanding borrowings of $100 million under the term loan facility with weighted-average interest rates of 7.3% and 9.9%, respectively. There were no outstanding borrowings under the revolving credit facility for these periods. At June 30, 2001 we were in compliance with all financial covenants under the credit facility.

     Direct Merchants Bank issues certificates of deposit of $100,000 or more. As of June 30, 2001 and December 31, 2000, $2.1 billion of CDs were outstanding with original maturities ranging from six months to five years and three months to five years, respectively. These CDs pay fixed interest rates ranging from 4.2% to 7.6% and 5.4% to 7.6%, respectively.

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


                                                                      METRIS COMPANIES INC.
                                                             Supplemental Consolidating Balance Sheets
                                                                           June 30, 2001
                                                                      (Dollars in thousands)
                                                                            Unaudited

                                               Metris        Guarantor      Non-Guarantor
                                            Companies Inc.  Subsidiaries    Subsidiaries     Eliminations   Consolidated
                                            --------------  ------------    ------------     ------------   ------------

Assets:
Cash and cash equivalents ................   $     1,725    $       935     $   682,723     $        --     $   685,383
Net retained interests in loans
   securitized ...........................        (3,009)            --         504,015              --         501,006
Credit card loans ........................        60,045             --       1,994,550              --       2,054,595
Property and equipment, net ..............            --         85,103          39,160              --         124,263
Deferred income taxes ....................        (3,438)         8,613         102,006              --         107,181
Purchased portfolio premium ..............           248             --          82,631          (2,588)         80,291
Other receivables due from credit card
   securitizations, net...................
                                                      17          1,353         167,665              --         169,035
Other assets .............................        13,651         33,687         194,807          (7,567)        234,578
Investment in subsidiaries ...............     1,768,597      1,658,571              --      (3,427,168)             --
                                             -----------    -----------     -----------     -----------     -----------
Total assets .............................   $ 1,837,836    $ 1,788,262     $ 3,767,557     $(3,437,323)    $ 3,956,332
                                             ===========    ===========     ===========     ===========     ===========

Liabilities:
Deposits .................................   $    (1,000)   $        --     $ 2,175,945     $        --     $ 2,174,945
Debt .....................................       345,470            877           9,990              --         356,337
Accounts payable .........................         6,120         14,996         120,541          (3,688)        137,969
Deferred income ..........................         8,602         31,155         175,262          (3,688)        211,331
Accrued expenses and other
   liabilities............................       468,617        (27,363)       (372,752)             --          68,502
                                             -----------    -----------     -----------     -----------     -----------
Total liabilities ........................       827,809         19,665       2,108,986          (7,376)      2,949,084
                                             -----------    -----------     -----------     -----------     -----------
Total stockholders' equity ...............     1,010,027      1,768,597       1,658,571      (3,429,947)      1,007,248
                                             -----------    -----------     -----------     -----------     -----------
Total liabilities and
   stockholders' equity...................   $ 1,837,836    $ 1,788,262 $     3,767,557     $(3,437,323)    $ 3,956,332
                                             ===========    ===========     ===========     ===========     ===========



                                                                       METRIS COMPANIES INC.
                                                             Supplemental Consolidating Balance Sheets
                                                                       December 31, 2000
                                                                      (Dollars in thousands)
                                                                            Unaudited

                                            Metris        Guarantor      Non-Guarantor
                                        Companies Inc.   Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                        --------------   ------------     ------------    ------------    ------------

Assets:
Cash and cash equivalents ............   $    64,869     $    10,658     $   445,913      $        --        $   521,440
Net retained interests in
   loans securitized .................           311              --       1,382,518               --          1,382,829
Credit card loans ....................         2,232              --       1,053,848               --          1,056,080
Property and equipment, net ..........            --          77,693          50,702               --            128,395
Deferred income taxes ................        (2,415)         17,104         131,656               --            146,345
Purchased portfolio premium ..........           248              --          95,289               --             95,537
Other receivables due from credit
   card securitizations, net..........            14              84         186,596               --            186,694
Other assets .........................        13,806          41,946         173,583          (10,630)           218,705
Investment in subsidiaries ...........     1,588,918       1,442,295              --       (3,031,213)                --
                                         -----------     -----------     -----------      -----------        -----------
Total assets .........................   $ 1,667,983     $ 1,589,780     $ 3,520,105      $(3,041,843)       $ 3,736,025
                                         ===========     ===========     ===========      ===========        ===========

Liabilities:
Deposits .............................   $    (1,000)    $        --     $ 2,107,199    $          --        $ 2,106,199
Debt .................................       345,024             880          10,162               --            356,066
Accounts payable .....................           259          14,536          73,993           (5,315)            83,473
Deferred income ......................        12,718          49,934         178,170           (5,315)           235,507
Accrued expenses and other
   liabilities........................       427,429         (64,488)       (291,714)              --             71,227
                                         -----------     -----------     -----------      -----------        -----------
Total liabilities ....................       784,430             862       2,077,810          (10,630)         2,852,472
                                         -----------     -----------     -----------      -----------        -----------
Total stockholders' equity ...........       883,553       1,588,918       1,442,295       (3,031,213)           883,553
                                         -----------     -----------     -----------      -----------        -----------
Total liabilities and
   stockholders' equity ..............   $ 1,667,983     $ 1,589,780     $ 3,520,105      $(3,041,843)       $ 3,736,025
                                         ===========     ===========     ===========      ===========        ===========



                                                                     METRIS COMPANIES INC.
                                                        Supplemental Consolidating Statements of Income
                                                               Three Months Ended June 30, 2001
                                                                    (Dollars in thousands)
                                                                          Unaudited


                                             Metris       Guarantor     Non-Guarantor
                                         Companies Inc.  Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                         --------------  ------------    ------------   ------------    ------------
Net Interest (Expense)
   Income.............................     $ (25,386)     $  (2,162)      $ 155,442      $      --      $     127,894
Provision for loan losses ............         1,013             --         113,669             --            114,682
                                           ---------      ---------       ---------      ---------      -------------
Net Interest (Expense)
   Income After Provision
   for Loan Losses....................       (26,399)        (2,162)         41,773             --             13,212
                                           ---------      ---------       ---------      ---------      -------------
Other Operating Income:
Net securitization and
   credit card servicing
   income.............................         2,378             --         117,334             --            119,712
Credit card fees,
   interchange and other
   credit card income.................        (1,562)        16,085          60,314             --             74,837
Enhancement services
   revenues...........................            --         14,083          68,817             --             82,900
                                           ---------      ---------       ---------      ---------      -------------
                                                 816         30,168         246,465             --            277,449
                                           ---------      ---------       ---------      ---------      -------------
Other Operating Expense:
Credit card account and
   other product
   solicitation and
   marketing expenses.................            --          4,364          47,117             --             51,481
Employee compensation ................           342         53,815           1,958             --             56,115
Data processing services and
   communications ....................             2        (22,399)         44,538             --             22,141
Warranty and debt waiver
   underwriting and claims
   servicing expense..................            --            323           7,927             --              8,250
Credit card fraud losses .............            --             --           2,200             --              2,200
Purchased portfolio premium
 amortization ........................            --             --           7,418             --              7,418
Other ................................            52         25,825          15,448             --             41,325
                                           ---------      ---------       ---------      ---------      -------------
                                                 396         61,928         126,606             --            188,930
                                           ---------      ---------       ---------      ---------      -------------
(Loss) Income Before Income
   Taxes, Equity in Income
   of Subsidiaries and
   Cumulative Effect of
   Accounting Change..................       (25,979)       (33,922)        161,632             --            101,731
Income taxes .........................        (9,881)       (13,940)         62,784             --             38,963
Equity in income of
   subsidiaries.......................        78,866         98,848              --       (177,714)                --
                                           ---------      ---------       ---------      ---------      -------------
Net Income ...........................     $  62,768      $  78,866       $  98,848      $(177,714)     $      62,768
                                           =========      =========       =========      =========      =============




                                                                   METRIS COMPANIES INC.
                                                       Supplemental Consolidating Statements of Income
                                                              Three Months Ended June 30, 2000
                                                                   (Dollars in thousands)
                                                                          Unaudited

                                             Metris       Guarantor      Non-Guarantor
                                         Companies Inc.  Subsidiaries    Subsidiaries   Eliminations      Consolidated
                                         --------------  ------------    ------------   ------------      ------------
Net Interest (Expense)
   Income ..............................   $ (20,834)     $  (1,227)     $ 109,038        $      --        $  86,977
Provision for loan losses ..............          (7)            --         98,222               --           98,215
                                           ---------      ---------      ---------        ---------        ---------
Net Interest (Expense)
   Income After Provision
   for Loan Losses......................     (20,827)        (1,227)        10,816               --          (11,238)
                                           ---------      ---------      ---------        ---------        ---------
Other Operating Income:
Net securitization and
   credit card servicing
   income...............................       2,378             24        118,107               --          120,509
Credit card fees,
   interchange and other
   credit card income...................      (1,649)          (238)        55,417               --           53,530
Enhancement services
   revenues.............................          --         11,385         52,599               --           63,984
                                           ---------      ---------      ---------        ---------        ---------
                                                 729         11,171        226,123               --          238,023
                                           ---------      ---------      ---------        ---------        ---------
Other Operating Expense:
Credit card account and
   other product
   solicitation and
   marketing expenses...................          --          2,878         33,438               --           36,316
Employee compensation ..................          --         35,902          6,880               --           42,782
Data processing services
   and communications ..................          --        (19,109)        39,928               --           20,819
Warranty and debt waiver
   underwriting and claims
   servicing expense....................          --             24          6,736               --            6,760
Credit card fraud losses ...............           1             --          2,430               --            2,431
Purchased portfolio premium
   amortization.........................          --             --          5,225               --            5,225
Other ..................................          56         15,471         18,307               --           33,834
                                           ---------      ---------      ---------        ---------        ---------
                                                  57         35,166        112,944               --          148,167
                                           ---------      ---------      ---------        ---------        ---------
(Loss) Income Before
   Income Taxes and Equity in
   Income of Subsidiaries...............     (20,155)       (25,222)       123,995               --           78,618
Income taxes ...........................      (7,789)        (9,802)        47,929               --           30,338
Equity in income of
   subsidiaries.........................      60,646         76,066             --         (136,712)              --
                                           ---------      ---------      ---------        ---------        ---------
Net Income .............................   $  48,280      $  60,646      $  76,066        $(136,712)       $  48,280
                                           =========      =========      =========        =========        =========



                                                                    METRIS COMPANIES INC.
                                                        Supplemental Consolidating Statements of Income
                                                               Six Months Ended June 30, 2001
                                                                    (Dollars in thousands)
                                                                          Unaudited


                                             Metris       Guarantor    Non-Guarantor
                                         Companies Inc.  Subsidiaries   Subsidiaries    Eliminations       Consolidated
                                         --------------  ------------   ------------    ------------       ------------
Net Interest (Expense)
   Income...............................   $ (60,937)     $  (3,592)     $ 314,317        $      --        $   249,788
Provision for loan losses ..............       1,217             --        201,194               --            202,411
                                           ---------      ---------      ---------        ---------        -----------
Net Interest (Expense)
   Income After Provision
   for Loan Losses......................     (62,154)        (3,592)       113,123               --             47,377
                                           ---------      ---------      ---------        ---------        -----------
Other Operating Income:
Net securitization and
   credit card servicing
   income...............................       4,756             --        202,048               --            206,804
Credit card fees,
   interchange and other
   credit card income...................      (2,851)         9,297        131,223               --            137,669
Enhancement services
   revenues.............................          --         31,201        129,963               --            161,164
                                            --------      ---------      ---------        ---------        -----------
                                               1,905         40,498        463,234               --            505,637
                                            --------      ---------      ---------        ---------        -----------
Other Operating Expense:
Credit card account and
   other product
   solicitation and
   marketing expenses...................          --         10,484         81,762               --             92,246
Employee compensation ..................         342         97,226         13,283               --            110,851
Data processing services
   and communications ..................           2        (52,932)        97,450               --             44,520
Warranty and debt waiver
   underwriting and claims
   servicing expense....................          --            490         14,439               --             14,929
Credit card fraud losses ...............          --             --          4,851               --              4,851
Purchased portfolio premium
   amortization ........................          --             --         15,246               --             15,246
Other ..................................          90         44,287         33,133               --             77,510
                                           ---------      ---------      ---------        ---------        -----------
                                                 434         99,555        260,164               --            360,153
                                           ---------      ---------      ---------        ---------        -----------
(Loss) Income Before Income
   Taxes, Equity in Income
   of Subsidiaries and
   Cumulative Effect of
   Accounting Change....................     (60,683)       (62,649)       316,193               --            192,861

Income taxes ...........................     (23,242)       (25,910)       123,200               --             74,048
Equity in income of
   subsidiaries.........................     141,755        178,494             --         (320,249)                --
                                           ---------      ---------      ---------        ---------        -----------
Income Before Cumulative
   Effect of Accounting
   Change...............................     104,314        141,755        192,993         (320,249)           118,813
Cumulative effect of
   accounting change, net ..............          --             --         14,499               --             14,499
                                           ---------      ---------      ---------        ---------        -----------
Net Income .............................   $ 104,314      $ 141,755      $ 178,494        $(320,249)       $   104,314
                                           =========      =========      =========        =========        ===========




                                                                      METRIS COMPANIES INC.
                                                          Supplemental Consolidating Statements of Income
                                                                  Six Months Ended June 30, 2000
                                                                      (Dollars in thousands)
                                                                            Unaudited


                                               Metris       Guarantor      Non-Guarantor
                                           Companies Inc.  Subsidiaries     Subsidiaries       Eliminations     Consolidated
                                           --------------  ------------     ------------       ------------     ------------

Net Interest (Expense)
   Income...............................     $ (32,881)     $  (1,798)       $ 195,349        $      --         $  160,670
Provision for loan losses ..............           (22)            --          186,030               --            186,008
                                             ---------      ---------        ---------        ---------         ----------
Net Interest (Expense) Income After
   Provision for Loan Losses                   (32,859)        (1,798)           9,319               --            (25,338)
                                             ---------      ---------        ---------        ---------        -----------
Other Operating Income:
Net securitization and
   credit card servicing
   income...............................         4,764             (4)         246,808               --            251,568
Credit card fees,
   interchange and other
   credit card income...................        (3,197)           870          106,654               --            104,327
Enhancement services
   revenues.............................            --         27,719           95,881               --            123,600
                                             ---------      ---------        ---------        ---------        -----------
                                                 1,567         28,585          449,343               --            479,495
                                             ---------      ---------        ---------        ---------        -----------
Other Operating Expense:
Credit card account and
   other product
   solicitation and
   marketing expenses...................            --         10,648           57,810               --             68,458
Employee compensation ..................            --         70,773           15,781               --             86,554
Data processing services
   and communications ..................            --        (37,853)          79,297               --             41,444
Warranty and debt waiver
   underwriting and claims
   servicing expense....................            --            818           12,674               --             13,492
Credit card fraud losses ...............             3             --            4,569               --              4,572
Purchased portfolio premium
   amortization ........................            --             --           10,192               --             10,192
Other ..................................            93         33,462           30,023               --             63,578
                                             ---------      ---------        ---------        ---------        -----------
                                                    96         77,848          210,346               --            288,290
                                             ---------      ---------        ---------        ---------        -----------
(Loss) Income Before Income
   Taxes, Equity in Income
   of Subsidiaries and
   Cumulative Effect of
   Accounting Change....................       (31,388)       (51,061)         248,316               --            165,867

Income taxes ...........................       (12,147)       (20,140)          96,478               --             64,191
Equity in income of
   subsidiaries.........................       117,479        148,400               --         (265,879)                --
                                             ---------      ---------        ---------        ---------        -----------
Income Before Cumulative
   Effect of Accounting
   Change ..............................        98,238        117,479          151,838         (265,879)           101,676
Cumulative effect of
   accounting change, net ..............            --             --            3,438               --              3,438
                                             ---------      ---------        ---------        ---------        -----------
Net Income .............................     $  98,238      $ 117,479        $ 148,400        $(265,879)       $    98,238
                                             =========      =========        =========        =========        ===========




                                                                       METRIS COMPANIES INC.
                                                    Supplemental Condensed Consolidating Statements of Cash Flows
                                                                 Six Months Ended June 30, 2001
                                                                      (Dollars in thousands)
                                                                            Unaudited


                                                         Metris        Guarantor     Non-Guarantor
                                                      Companies Inc.  Subsidiaries   Subsidiaries   Consolidated
                                                      --------------  ------------   ------------   ------------
Operating Activities:
Net cash (used in) provided by operating
  activities.........................................   $ (77,889)     $ (69,120)     $ 411,919      $ 264,910
                                                        ---------      ---------      ---------      ---------
Investing Activities:
Net proceeds from sales and repayments of
   securitized loans ................................          --             --        692,051        692,051
Net loans originated ................................     (57,267)            --       (812,855)      (870,122)
Dispositions of (additions to) property
   and equipment.....................................          --        (14,636)        10,646         (3,990)
                                                        ---------      ---------      ---------      ---------
Net cash (used in) provided by investing activities
                                                          (57,267)       (14,636)      (110,158)      (182,061)
                                                        ---------      ---------      ---------      ---------
Financing Activities:
Net increase (decrease) in debt .....................      95,081         73,890       (168,700)           271
Net increase in deposits ............................          --             --         68,746         68,746
Cash dividends paid .................................      (1,847)            --             --         (1,847)
Net (decrease) increase in equity ...................     (21,222)           143         35,003         13,924
                                                        ---------      ---------      ---------      ---------
Net cash provided by (used in) financing
   activities .......................................      72,012         74,033        (64,951)        81,094
                                                        ---------      ---------      ---------      ---------
Net (decrease) increase in cash and
   cash equivalents .................................     (63,144)        (9,723)       236,810        163,943
Cash and cash equivalents at beginning of
   period ...........................................      64,869         10,658        445,913        521,440
                                                        ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period ..........   $   1,725      $     935      $ 682,723      $ 685,383
                                                        =========      =========      =========      =========



                                                                         METRIS COMPANIES INC.
                                                     Supplemental Condensed Consolidating Statements of Cash Flows
                                                                    Six Months Ended June 31, 2000
                                                                        (Dollars in thousands)
                                                                               Unaudited


                                                        Metris        Guarantor     Non-Guarantor
                                                     Companies Inc.  Subsidiaries   Subsidiaries  Consolidated
                                                     --------------  ------------   ------------  ------------
Operating Activities:
Net cash (used in) provided by operating
  activities........................................   $ (86,740)     $ (49,918)     $ 361,577      $ 224,919
                                                       ---------      ---------      ---------      ---------
Investing Activities:
Net proceeds from sales and repayments of
   securitized loans ...............................          --             --        (34,075)       (34,075)
Net loans collected (originated)....................       2,043             --       (563,492)      (561,449)
Additions to property and equipment ................          --        (17,550)       (23,618)       (41,168)
                                                       ---------      ---------      ---------      ---------
Net cash provided by (used in) investing
   activities ......................................       2,043        (17,550)      (621,185)      (636,692)
                                                       ---------      ---------      ---------      ---------
Financing Activities:
Net increase (decrease) in debt ....................      96,452         17,723       (113,731)           444
Net increase in deposits ...........................          --             --        469,592        469,592
Cash dividends paid ................................      (1,137)            --             --         (1,137)
Net (decrease) increase in equity ..................     (16,615)        50,529              2         33,916
                                                       ---------      ---------      ---------      ---------
Net cash provided by financing activities ..........      78,700         68,252        355,863        502,815
                                                       ---------      ---------      ---------      ---------
Net (decrease) increase in cash and cash
   equivalents......................................      (5,997)           784         96,255         91,042
Cash and cash equivalents at beginning of
   period...........................................      43,619            309        150,505        194,433
                                                       ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period .........   $  37,622      $   1,093      $ 246,760      $ 285,475
                                                       =========      =========      =========      =========



ITEM 2.
                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank"), which may be referred to as "we," "us," "our" and the "Company." This discussion should be read in conjunction with the following documents for a full understanding of our financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2000 Annual Report to Shareholders; our annual report on Form 10-K for the fiscal year ended December 31, 2000; and our Proxy Statement for the 2001 Annual Meeting of Shareholders. In addition, this discussion should be read in conjunction with our quarterly report on Form 10-Q for the period ended June 30, 2001, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.

Results of Operations

     Net income for the three months ended June 30, 2001 was $62.8 million, up from $48.3 million for the second quarter of 2000. Diluted earnings per share for the three months ended June 30, 2001 was $0.63 compared to $0.53 per share for the second quarter of 2000. The increase in net income is the result of increases in net interest income and other operating income, partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $9.9 billion for the second quarter 2001 from $7.6 billion for the second quarter 2000, an increase of 29%, and growth in total credit card accounts to
4.6 million at June 30, 2001, from 4.1 million at June 30, 2000. Enhancement services revenue also increased 30% to $82.9 million for the second quarter of 2001 compared to the same period in 2000.

     Net income for the six months ended June 30, 2001 was $104.3 million, up from $98.2 million for the first six months of 2000. Net income reported for the six-month periods ended June 30, 2001 and 2000 includes $14.5 million and $3.4 million, respectively, of cumulative effect of accounting changes described below. Without these items, reported earnings would have been $118.8 million and $101.7 million for the six-month periods ended June 30, 2001 and 2000, respectively. Diluted earnings per share for the six-months ended June 30, 2001 was $1.05 compared to $1.08 for the same period in 2000. Without the impact of the cumulative effect of accounting changes, diluted earnings per share would have been $1.20 and $1.12 for the six months ended June 30, 2001 and 2000, respectively. The increase in net income is the result of increases in net interest income and other operating income, partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $9.6 billion for the six months ended June 30, 2001 from $7.5 billion for the same period in 2000, an increase of 29%, along with the previously discussed growth in credit card accounts. Enhancement services revenue also increased 30% to $161.2 million for the six months ended June 30, 2001 compared to the same period in 2000.

     During the quarter ended March 31, 2001 we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Prior to SFAS 133, we amortized the costs of interest rate contracts on a straight-line basis over the expected life of the contract. The adoption of SFAS 133 resulted in a one-time, non-cash, after-tax charge to earnings of $14.5 million reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the six months ended June 30, 2001.

     During the quarter ended March 31, 2000 we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," for our debt waiver products. This SAB formalized the accounting for services sold where the right to a full refund exists, requiring all companies to defer recognition of revenues until the cancellation period is complete. Previously, we recognized half of the revenues in the month billed and half in the following month. We now recognize all of the revenue the month following completion of the cancellation period. This change resulted in a one-time, non-cash net charge to earnings of $3.4 million, which is reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the six months ended June 30, 2000. Because we have applied the provisions of this SAB to our membership programs since 1998, before the SEC formalized its guidance, no adjustment was required for our membership services revenues.

     In September 2000 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, and revises the standards for accounting for securitizations and transfers of financial assets and collateral and requires certain disclosures. It requires enterprises to recognize, upon transfer of financial assets, the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. We implemented the disclosure requirements in our 2000 Annual Report to comply with the new standard. The adoption of the accounting portion of the new standard did not have a material impact on our financial statements.

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

     Our managed loan portfolio is comprised of credit card loans, retained interests in loans securitized and the investors' share of securitized credit card loans. The investors' share of securitized credit card loans is not an asset of the Company. Therefore, we do not show it on our consolidated balance sheets. The following tables summarize our managed loan portfolio:


                                     June 30,      December 31,      June 30,
                                      2001            2000             2000
                                      ----            ----             ----
(Dollars in thousands)
Period-end balances:
Credit card loans:
   Credit card loans .........     $ 2,312,652     $ 1,179,203     $   543,836
   Retained interests in loans
       securitized ...........       1,069,090       2,023,681       1,815,047
   Investors' interests in
       securitized loans .....       6,762,272       6,070,224       5,484,238
                                   -----------     -----------     -----------
Total managed loan portfolio .     $10,144,014     $ 9,273,108     $ 7,843,121
                                   ===========     ===========     ===========






                                        Three Months Ended                         Six Months Ended
                                             June 30,                                  June 30,
                                             --------                                  --------
                                     2001                2000                 2001                 2000
                                     ----                ----                 ----                 ----

(Dollars in thousands)
Average balances
Credit card loans:
   Credit card loans .........     $1,548,810        $  453,780              1,424,470            340,516

   Retained interests in loans
      securitized ............      1,928,464         1,851,563              1,986,275          1,791,754
   Investors' interests in
      securitized loans ......      6,376,798         5,306,617              6,214,612          5,349,908
                                   ----------        ----------             ----------         ----------
Total managed loan portfolio..     $9,854,072        $7,611,960             $9,625,357         $7,482,178
                                   ==========        ==========             ==========         ==========


Impact of Credit Card Securitizations

     The following table provides a summary of the effects of credit card securitizations on selected line items of our statements of income for each of the periods presented, as well as selected financial information on both an owned and managed loan portfolio basis:


                                      Three Months Ended                 Six Months Ended
                                           June 30,                          June 30,
                                           --------                          --------
                                      2001          2000                2001          2000
                                      ----          ----                ----          ----
(Dollars in thousands)
Statements of Income
 (owned basis):
   Net interest income ........    $ 127,894     $  86,977           $ 249,788     $ 160,670
   Provision for loan losses ..      114,682        98,215             202,411       186,008
   Other operating income .....      277,449       238,023             505,637       479,495
   Other operating expense ....      188,930       148,167             360,153       288,290
                                   ---------     ---------           ---------     ---------
   Income before income taxes
       and cumulative effect of
       accounting changes .....    $ 101,731     $  78,618           $ 192,861     $ 165,867
                                   =========     =========           =========     =========


Adjustments for
   Securitizations:
   Net interest income ........    $ 227,487     $ 168,974           $ 432,103     $ 342,254
   Provision for loan losses ..      193,178       114,387             373,241       231,064
   Other operating income .....      (34,309)      (54,587)            (58,862)     (111,190)
   Other operating expense ....           --            --                  --            --
                                   ---------     ---------           ---------     ---------
   Income before income taxes
       and cumulative effect of
       accounting changes .....    $      --       $    --             $    --       $    --
                                   =========     =========           =========     =========


Statements of Income
 (managed basis):
   Net interest income ........    $ 355,381     $ 255,951           $ 681,891     $ 502,924
   Provision for loan losses ..      307,860       212,602             575,652       417,072
   Other operating income .....      243,140       183,436             446,775       368,305
   Other operating expense ....      188,930       148,167             360,153       288,290
                                   ---------     ---------           ---------     ---------
   Income before income taxes
       and cumulative effect of
       accounting changes .....    $ 101,731     $  78,618           $ 192,861     $ 165,867
                                   =========     =========           =========     =========



                                             Three Months Ended                         Six Months Ended
                                                  June 30,                                   June 30,
                                                  --------                                  --------
                                           2001                2000                  2001             2000
                                           ----                ----                  ----             ----
(Dollars in thousands)
Other Data:
Owned Basis:
Average interest-earning assets ..    $   3,765,165     $   2,475,510          $   3,776,734    $   2,306,263
Return on average assets (1) .....              6.6%              7.5%                   6.3%             8.2%
Return on average total equity (1)             25.9%             26.9%                  25.5%            28.7%
Net interest margin (2) ..........             13.6%             14.1%                  13.3%            14.0%
Managed Basis:
Average interest-earning assets ..    $  10,141,963     $   7,782,127          $   9,991,346    $   7,656,171
Return on average assets (1) .....              2.5%              2.5%                   2.4%             2.6%
Return on average total equity (1)             25.9%             26.9%                  25.5%            28.7%
Net interest margin (2) ..........             14.1%             13.2%                  13.8%            13.2%


(1) Amounts for the six-month period ended June 30, 2001 are shown before the impact of the adoption of SFAS 133.
(2) Net interest margin is equal to annualized net interest income divided by average interest-earning assets.


Net Interest Income

     Net interest income consists primarily of interest earned on our credit card loans, less interest expense on borrowings to fund the loans. Managed net interest income for the three- and six-month periods ended June 30, 2001 was $355.4 million and $681.9 million compared to $256.0 million and $502.9 million for the same periods in 2000. The increase in net interest income is primarily due to $2.4 billion and $2.3 billion increases in managed interest-earning assets and increases in net interest margin to 14.1% and 13.8% from 13.2% and 13.2% in the same periods in 2000. The managed net interest margin increase is primarily due to lower cost of funds resulting from decreases in LIBOR. Financing costs as a percentage of borrowings for the second quarter and year-to-date periods of 2001 were 5.7% and 6.2% compared with 7.1% and 7.0% in the same periods of 2000.

Analysis of Average Balances, Interest and Average Yields and Rates

     The following tables provide an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three- and six-month periods ended June 31, 2001 and 2000:


                                                                  Three Months Ended June 30,
                                                      2001                                             2000
                                --------------------------------------------------------------------------------------------
                                   Average                          Yield/            Average                       Yield/
                                   Balance          Interest         Rate             Balance         Interest       Rate
                                   -------          --------         ----             -------         --------       ----
(Dollars in thousands)
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold ..........    $     31,013     $        329       4.3%          $    110,300     $      1,727       6.3%
Short-term investments ......         256,878            3,176       5.0%                59,867              864       5.8%
Credit card loans and
 retained interests in loans
 securitized ................       3,477,274          168,702      19.5%             2,305,343          113,168      19.7%
                                 ------------     ------------      ----           ------------     ------------      ----
Total interest-earning assets    $  3,765,165     $    172,207      18.3%          $  2,475,510     $    115,759      18.8%
Other assets ................         831,526               --        --                770,797               --        --
Allowances for loan losses ..        (808,087)              --        --               (661,743)              --        --
                                 ------------                                      ------------
Total assets ................    $  3,788,604               --        --           $  2,584,564               --        --
                                 ============                                      ============

Liabilities and Equity:
Interest-bearing liabilities:
Deposits ....................    $  2,061,761     $     32,936       6.4%          $  1,104,424     $     18,306       6.7%
Debt ........................         360,910           11,377      12.6%               350,899           10,476      12.0%
                                 ------------     ------------      ----           ------------     ------------      ----
Total interest-bearing
   liabilities ..............    $  2,422,671     $     44,313       7.3%          $  1,455,323     $     28,782       8.0%
Other liabilities ...........         394,004               --        --                408,204               --        --
                                 ------------                                      ------------
Total liabilities ...........       2,816,675               --        --              1,863,527               --        --
Stockholders' equity ........         971,929               --        --                721,037               --        --
                                 ------------                                      ------------

Total liabilities and equity     $  3,788,604               --        --           $  2,584,564               --        --
                                 ============                                      ============

Net interest income and
   interest margin (1) ......              --     $    127,894      13.6%                    --     $     86,977      14.1%
Net interest rate spread (2)               --               --      11.0%                    --               --      10.8%

Managed Basis
Credit card loans ...........    $  9,854,072     $    478,034      19.5%          $  7,611,960     $    373,431      19.7%
Total interest-earning assets      10,141,963          481,540      19.0%             7,782,127          376,022      19.4%
Total interest-bearing
   liabilities ..............       8,799,469          126,159       5.7%             6,761,940          120,071       7.1%
Net interest income and
   interest margin (1) ......              --     $    355,381      14.1%                    --     $    255,951      13.2%
Net interest rate spread (2)               --               --      13.3%                    --               --      12.3%


(1) We compute net interest margin by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the
annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.



                                                                   Six Months Ended June 30,
                                                      2001                                           2000
                                --------------------------------------------------------------------------------------------
                                   Average                       Yield/            Average                       Yield/
                                   Balance          Interest      Rate             Balance         Interest       Rate
                                   -------          --------      ----             -------         --------       ----
(Dollars in thousands)
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold ..........    $    97,425     $     2,640       5.5%          $   103,492     $     3,096       6.0%
Short-term investments ......        268,564           7,072       5.3%               70,501           1,937       5.5%
Credit card loans and
 retained interests in loans
 securitized ................      3,410,745         332,224      19.6%            2,132,270         208,527      19.7%
                                 -----------     -----------      ----           -----------     -----------      ----
Total interest-earning assets    $ 3,776,734     $   341,936      18.3%          $ 2,306,263     $   213,560      18.6%
Other assets ................        818,830              --        --               752,518              --        --
Allowances for loan losses ..       (794,649)             --        --              (655,698)             --        --
                                 -----------                                     -----------
Total assets ................    $ 3,800,915              --        --           $ 2,403,083              --        --
                                 ===========                                     ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits ....................    $ 2,095,898     $    69,559       6.7%          $   993,286     $    32,048       6.5%
Debt ........................        360,954          22,589      12.6%              351,899          20,842      11.9%
                                 -----------     -----------      ----           -----------     -----------      ----
Total interest-bearing
   liabilities ..............    $ 2,456,852     $    92,148       7.6%          $ 1,345,185     $    52,890       7.9%
Other liabilities ...........        403,547              --        --               370,241              --        --
                                 -----------                                     -----------
Total liabilities ...........      2,860,399              --        --             1,715,426              --        --
Stockholders' equity ........        940,516              --        --               687,657              --        --
                                 -----------                                     -----------
Total liabilities and equity     $ 3,800,915              --        --           $ 2,403,083              --        --
                                 ===========                                     ===========
Net interest income and
   interest margin (1) ......             --     $   249,788      13.3%                   --     $   160,670      14.0%
Net interest rate spread (2)              --              --      10.7%                   --              --      10.7%

Managed Basis
Credit card loans ...........    $ 9,625,357     $   938,647      19.7%          $ 7,482,178     $   730,491      19.6%
Total interest-earning assets      9,991,346         948,360      19.1%            7,656,171         735,524      19.3%
Total interest-bearing
   liabilities ..............      8,671,464         266,469       6.2%            6,695,094         232,600       7.0%
Net interest income and
   interest margin (1) ......             --     $   681,891      13.8%                   --     $   502,924      13.2%
Net interest rate spread (2)              --              --      12.9%                   --              --      12.3%


(1) We compute net interest margin by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

Other Operating Income

     Other operating income contributes substantially to our results of operations, representing 68% and 67% of owned revenues for the three- and six-month periods ended June 30, 2001, respectively.

     Other operating income increased $39.4 million and $26.1 million for the three- and six-month periods ended June 30, 2001 over the comparable periods in 2000. These increases are primarily due to the $21.3 million and $33.3 million increases in income generated from credit card fees, interchange and other credit card income, due to the growth in total accounts and loans in the managed credit card portfolio for the three- and six-month periods ended June 31, 2001 over the comparable periods in 2000. For the three- and six-month periods ended June 30, 2001, net securitization and credit card income decreased $0.1 million and $44.8 million, respectively, from the comparable periods in 2000. These decreases are primarily the result of the increased provision for securitized loans. For the six-month period ended June 30, 2000, other operating income included the $12.1 million favorable impact related to the operational policy change in the billing of overlimit fees. This impact is reflected in net securitization and credit card servicing income and credit card fees, interchange and other credit card income in the consolidated statements of income.

     Enhancement services revenues increased by $18.9 million and $37.6 million for the three- and six-month periods ended June 30, 2001. These increases reflect the strong sales of our debt waiver product and the increase in membership program revenues resulting from additional product offers to third-party cardholders. At June 30, 2001 combined active enhancement members totaled approximately 5.9 million.

Other Operating Expense

     Total other operating expenses for the three- and six-month periods ended June 30, 2001 increased $40.8 million and $71.9 million over the comparable periods in 2000, largely due to costs associated with the growth of our business activities. Employee compensation increased $13.3 million and $24.3 million for the three- and six-month periods ended June 30, 2001, due to increased staffing needs to support the increase in credit card accounts and enhancement services active member growth. Other expenses increased $7.5 million and $13.9 million for the three- and six-month periods ended June 30, 2001, due to increased fees associated with higher credit card volume. Also, credit card account and other product solicitation and marketing expenses increased $15.2 million and $23.8 million over the comparable periods in 2000, largely due to increased enhancement services marketing activity and costs associated with our credit card marketing activity, which resulted in over 510,000 new credit card accounts and 1.7 million new enhancement relationships during the first six months of 2001.

Income Taxes

     Our provision for income taxes, which includes both federal and state income taxes, represents an effective tax rate of 38.4% for the six-month period ended June 30, 2001, compared to 38.7% for the same period in 2000.

Asset Quality

     Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts. At June 30, 2001, 49% of managed accounts and 31% of managed loans were less than 24 months old.

     For the quarter ended June 30, 2001, our managed net charge-off ratio was 10.9% compared to 9.5% for the quarter ended June 30, 2000. For the six months ended June 30, 2001, the net charge-off rate stood at 10.8% compared to 9.6% for the six months ended June 30, 2000. Without the impact of purchase accounting related to acquired portfolios, the charge-off rate was 10.9% and 10.8% for the three- and six-month periods ended June 30, 2001 compared to 9.7% and 10.0% for the same periods of 2000. Our charge-offs without the impact of purchase accounting have been stable, with losses between 9.5% and 11.0% for the last 10 quarters. We believe, consistent with our statistical models and other credit analysis, that this rate will continue to fluctuate between this range over the next few quarters.

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


Managed Loan Delinquency

                            June 30,      % of      December 31,     % of       June 30,       % of
                              2001        Total         2000         Total        2000         Total
                              ----        -----         ----         -----        ----         -----
(Dollars in thousands)
Managed loan
     portfolio
                          $10,144,014       100%    $ 9,273,108       100%    $ 7,843,121       100%
Loans contractually
delinquent:
     30 to 59 days ...        253,328       2.5%        228,238       2.5%        189,322       2.4%
     60 to 89 days ...        190,381       1.9%        173,531       1.9%        137,513       1.8%
     90 or more days .        401,162       3.9%        365,963       3.9%        274,968       3.5%
                          -----------     -----     -----------     -----     -----------     -----
       Total .........    $   844,871       8.3%    $   767,732       8.3%    $   601,803       7.7%
                          ===========     =====     ===========     =====     ===========     =====



     The increase in the managed delinquency rates over June 30, 2000 reflects a slight deterioration in the economy, increased delinquencies in our secured card portfolio and the adoption of recent FFIEC guidelines on re-aging accounts effective January 1, 2001, which required us to report an additional $39.3 million of receivables as delinquent as of June 30, 2001. We intend to continue to focus our resources on our collection efforts to minimize the negative impact to net loan losses that results from increased delinquency levels.

         Net Charge-Offs

     Net charge-offs are the principal amount of losses from cardholders unwilling or unable to pay their loan balances, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged against the related income at the time of charge-off. The following table presents our net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:


                                                Three Months Ended              Six Months Ended
                                                     June 30,                       June 30,
                                                     --------                       --------
                                              2001           2000            2001          2000
                                              ----           ----            ----          ----
(Dollars in thousands)
Owned basis:
     Average loans and retained
        interests in loans securitized
        outstanding ....................    $3,477,274     $2,305,343     $3,410,745     $2,132,270
     Net charge-offs ...................        92,494         55,723        173,931        103,297
     Net charge-offs as a percentage
        of average loans outstanding (1)          10.7%           9.7%          10.3%           9.7%
                                            ==========     ==========     ==========     ==========

Managed basis:
     Average loans outstanding .........    $9,854,072     $7,611,960     $9,625,357     $7,482,178
     Net charge-offs ...................       268,517        180,570        513,486        358,979
     Net charge-offs as a percentage of
        average loans outstanding(1) ...          10.9%           9.5%          10.8%           9.6%
                                            ==========     ==========     ==========     ==========

(1)      Annualized


Provision and Allowance for Loan Losses

     We maintain an allowance for loan losses for both owned loans and the retained interest in loans securitized. The portion allocated to the retained interest in loans securitized represents our estimate of a valuation adjustment to report this asset in accordance with SFAS 140. For securitized loans, anticipated losses and related provisions for loan losses are reflected in the calculation of net securitization and credit card servicing income. We make provisions for loan losses in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future loan losses, net of recoveries, inherent in the existing loan portfolio.

     The provision for loan losses on a managed basis for the three- and six-month periods ended June 30, 2001 totaled $307.9 million and $575.7 million compared to provisions of $212.6 million and $417.1 million for the three- and six-month periods ended June 30, 2000. The increase for the three- and six-month periods ended June 30, 2001, as compared to the three- and six-month periods ended June 30, 2000, is reflective of the increase in loans and an increase in charge-offs. The allowance for loan losses on a managed basis was 8.1% at June 30, 2001 compared to 8.6% at June 30, 2000.

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



                                                              Weighted-                                    Weighted-
                                     June 30,                  Average              December 31,            Average
                                       2001                 Interest Rate               2000             Interest Rate
                                       ----                 -------------               ----             -------------
Total period-end
     funding ..........               $10.3 billion              5.3%               $9.4 billion              7.1%

Bank loans ............                 1.0%                     7.2%                1.0%                     9.4%
Bank conduit
      securitizations..                  --                       --                 2.3%                     7.6%
Long-term debt ........                 2.5%                    10.8%                2.7%                    10.9%
Equity ................                 9.8%                      --                 9.4%                      --
Deposits ..............                21.1%                     6.2%               22.4%                     6.8%
Metris Master Trust ...                65.6%                     4.8%               62.2%                     7.0%
                                      ------                                        -----
                                      100.0%                                        100.0%
                                      ======                                        ======



     We finance the growth of our credit card loan portfolio through cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances.

     During the three- and six-month periods ended June 30, 2001, we received net proceeds of $591.9 million and $692.0 million, respectively, from sales of credit card loans to the trust and conduits. We used cash generated from these transactions to fund credit card loan portfolio growth. During the three-month period ended June 30, 2000 we received net proceeds of $248.0 million and distributed net proceeds of $34.1 million during the six-month period ended June 30, 2000, to the trust and conduits. We financed these receivables on our balance sheet with the growth in our subsidiary bank deposit program.

     Direct Merchants Bank issues certificates of deposit of $100,000 or more. As of June 30, 2001 and December 31, 2000, $2.1 billion of CDs were outstanding, with original maturities ranging from six months to five years and three months to five years, respectively. These CDs pay fixed interest rates ranging from 4.2% to 7.6% and 5.4% to 7.6%, respectively.

     We have a $170 million, three-year revolving credit facility and a $100 million five-year term loan. At June 30, 2001 and December 31, 2000 we were in compliance with all financial covenants under these agreements. At June 30, 2001, and December 31, 2000, we had outstanding borrowings of $100 million under the term loan facility and no outstanding borrowings under the revolving credit facility. We have also issued and sold $150 million of 10.125% Senior Notes due 2006 and $100 million of 10% Senior Notes due 2004.

     As the portfolio of credit card loans grows our funding needs will increase accordingly. We believe that our cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances will provide us with adequate liquidity for meeting anticipated cash needs, although no assurance can be given to that effect.


Newly Issued Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which establishes accounting and reporting standards for goodwill and other intangible assets. It requires enterprises to test these assets for impairment upon adoption of SFAS No. 142 as well as on an annual basis, and reduce the carrying amount of these assets if they are found to be impaired. Goodwill and other intangible assets with an indefinite useful life will no longer be amortized. Other intangible assets with an estimable useful life will continue to be amortized to their residual value over their useful lives. This statement is effective for goodwill and intangible assets included on the balance sheet for all fiscal years beginning after December 15, 2001. The adoption of the new standard will not have a material impact on our financial statements.


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

     Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors, which can not be predicted with certainty, will be important in determining future results. Among such factors are the lack of seasoning of our credit card accounts which renders predictability of delinquencies more difficult, higher default and bankruptcy rates of our target market of moderate-income consumers, interest rate risks, risks associated with acquired portfolios, dependence on the securitization markets and other funding sources, state and federal laws and regulations that limit our business activities, product offerings and fees, privacy laws that could result in lower marketing revenue and penalties for non-compliance, and general economic conditions that can have a major impact on the performance of loans. Each of these factors and others are more fully discussed under the caption "Business--Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. As a result of these factors, we cannot guarantee any forward-looking statements. Actual future results may vary materially. Also, please note that the factors we provide are those we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here or in our 10-K for the year ended December 31, 2000 could also adversely affect us.

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

     Our primary managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime Rate. We fund credit card loans through a combination of cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances. Our securitized loans are owned by a trust and bank-sponsored single-seller and multi-seller receivable conduits, which have committed funding primarily indexed to variable commercial paper rates and the London Interbank Offered Rate ("LIBOR"). The $270 million bank credit facility has pricing that is also indexed to LIBOR or Prime Rate. The subsidiary bank deposits are issued at fixed interest rates. We have entered into interest rate swap agreements which effectively converted $420 million of deposits to rates indexed to LIBOR. The long-term debt is at fixed interest rates. At June 30, 2001 approximately 10.7% of the trust and conduit funding of securitized receivables was funded with fixed rate securities.

     In an interest rate environment with rates at or below current rates, 89.3% of the securitization funding for the managed loan portfolio is indexed to floating commercial paper and LIBOR rates. In an interest rate environment with rates significantly above current rates, the potentially negative impact on earnings of higher interest expense is mitigated by fixed rate funding and interest rate cap contracts.

     The approach used by management to quantify interest rate risk is a sensitivity analysis, which management believes best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points. Assuming no counteractive measures by management, a 200 basis point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, will result in an increase in net income of approximately $17.2 million relative to a base case over the next 12 months; while a decrease of 200 basis points will result in a reduction in net income of approximately $5.4 million. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our cardholders. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

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

                  On May 3, 2001, Direct Merchants Bank entered into a consent order with the Office of the Comptroller of the Currency ("OCC"). The consent order requires Direct Merchants Bank to pay approximately $3.2 million in restitution to about 62,000 credit card customers who applied for and received a credit card in connection with a series of limited test marketing campaigns from March 1999 to June 1, 2000. Under the terms of the consent order, Direct Merchants Bank made no admission or agreement on the merits of the OCC's assertions. The restitution as required by the OCC consent order is reflected in our June 30, 2001 financial statements. We believe that Direct Merchants Bank's agreement with the OCC will not have a material adverse effect on the financial position of Metris Companies Inc. or Direct Merchants Bank.

                  The OCC also indicated that it is considering whether or not to pursue an assessment of civil money penalties and gave Direct Merchants Bank the opportunity to provide information to the OCC bearing on whether imposing a penalty would be appropriate and the severity of any penalty. The statutory provisions pursuant to which a civil money penalty could be assessed give the OCC broad discretion in determining whether or not a penalty will be assessed and, if so, the amount of the penalty. Because we are unable at this time to determine whether or not any civil money penalty will be assessed, there can be no assurance that the resolution of this matter will not have a material adverse effect on our financial position.

Item 2.        Changes in Securities
               Not applicable

Item 3.        Defaults Upon Senior Securities
               Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders
               (a) The Company held its annual meeting of stockholders on May 9,
                   2001 and the following matters were voted on at that meeting.

          (b) The directors listed below were elected at that meeting.

                    (1) The holders of our Common Stock elected three directors for a three-year term:

                     Walter Hoff
                     Frank D. Trestman
                     Ronald N. Zebeck


                    (2) The holders of our Series C Preferred Stock elected four directors for a one-year term:

                     C. Hunter Boll
                     Thomas M. Hagerty
                     David V. Harkins
                     Thomas H. Lee

                    (3) The following directors, previously elected by the holders of our Common Stock, continued their term of office after the meeting:

                    Lee R. Anderson, Sr.
                    John A. Cleary
                    Derek V. Smith
                    Edward B. Speno

          (c) Matters Voted Upon

                    (1) The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:


                                                                         Broker
         Director            For      Against   Withheld  Abstentions   Non-Vote
         --------            ---      -------   --------  -----------   --------
       Walter Hoff        55,882,884    None   1,256,856        None      None
       Frank D. Trestman  55,878,869    None   1,260,871        None      None
       Ronald Zebeck      47,571,238    None   9,568,502        None      None
       C. Hunter Boll     33,693,403    None      None          None      None
       Thomas M. Hagerty  33,693,403    None      None          None      None
       David V. Harkins   33,693,403    None      None          None      None
       Thomas H. Lee      33,693,403    None      None          None      None

                    (2) The approval of an increase in the number of shares reserved for issuance pursuant to the Metris Companies Inc. Amended and Restated Long-Term Incentive and Stock Option Plan from 15,000,000 to 17,000,000 shares.

                                                                      Broker
             For         Against       Withheld     Abstentions      Non-Vote
             ---         -------       --------     -----------      --------
         76,120,065    14,589,353        None         123,725          None

                    (3) Ratification of the selection of KPMG LLP as independent auditors of the Company for 2001.

                                                                       Broker
              For        Against      Withheld      Abstentions       Non-Vote
              ---        -------      --------      -----------       --------
          88,911,019    1,898,048       None          24,076            None



Item 5.        Other Information
               Not applicable

Item 6.        Exhibits and Reports on Form 8-K

(a)  Exhibits:

                    10.1 Transfer and Administration Agreement, dated June 15,
                         2001, among Direct Merchants Credit Card Bank, National Association, as Transferor, Variable Funding Capital Corporation, as a Conduit Investor, First Union National Bank, as a Committed Investor and as Liquidity Agent, and First Union Securities, Inc., as Deal Agent.

                    10.2 Amendment No. 1, dated as of April 26, 2001, to the
                         Amended and Restated Pooling and Servicing Agreement dated as of July 30, 1998, among Metris Receivables, Inc., as Transferor, Direct Merchants Credit Card Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee (incorporated by reference to exhibit 4.2 to Metris Receivables, Inc.'s Registration Statement on Form S-3 (File No. 333-60530)).

                    10.3 Amendment No. 2, dated as of May 31, 2001, to the
                         Amended and Restated Pooling and Servicing Agreement dated as of July 30, 1998, among Metris Receivables, Inc., as Transferor, Direct Merchants Credit Card Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee (incorporated by reference to exhibit 4.3 to Metris Receivables, Inc.'s Registration Statement on Form S-3 (File No. 333-60530)).

                    11   Computation of Earnings Per Share.

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

                              METRIS COMPANIES INC.
                                  (Registrant)


Date:      August 13, 2001         By: /s/ David D. Wesselink
                                      -----------------------
                                      David D. Wesselink
                                      Vice Chairman
                                      Principal Financial Officer


Date:      August 13, 2001         By: /s/ Jeffrey D. Grosklags
                                      -------------------------
                                      Jeffrey D. Grosklags
                                      Senior Vice President, Assistant Secretary
                                      Principal Accounting Officer