Form 10-Q
period 2001-09-30
METRIS COMPANIES INC
filed 2001-11-14
CIK 1021061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended                 September 30, 2001

                                       or

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

                Yes   X                                   No _____
                    -----

As of October 31, 2001, 63,761,612 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------




                               September 30, 2001

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

      Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations............................................22

      Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk.....................................36

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings...........................................37

      Item 2. Changes in Securities.......................................37

      Item 3. Defaults Upon Senior Securities.............................37

      Item 4. Submission of Matters to a Vote of Security Holders.........37

      Item 5. Other Information...........................................37

      Item 6. Exhibits and Reports on Form 8-K............................38

              Signatures..................................................39

                          Part I. Financial Information


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per-share data) (Unaudited)

                                                    September 30,   December 31,
                                                         2001          2000
                                                    ------------    -----------
Assets:
Cash and due from banks ..........................   $    95,351    $    84,938
Federal funds sold ...............................       227,568        367,937
Short-term investments ...........................        92,707         68,565
                                                     -----------    -----------
Cash and cash equivalents ........................       415,626        521,440
                                                     -----------    -----------
Retained interests in loans securitized ..........     1,228,154      2,023,681
Less:  Allowance for loan losses .................       596,153        640,852
                                                     -----------    -----------
Net retained interests in loans securitized ......       632,001      1,382,829
                                                     -----------    -----------
Credit card loans (net of allowance for loan
   losses of $283,369 and $123,123,
   respectively)..................................     2,350,859      1,056,080
Property and equipment, net ......................       121,098        128,395
Deferred income taxes ............................        58,937        146,345
Purchased portfolio premium ......................        91,175         95,537
Other receivables due from credit card
   securitizations, net ..........................       168,406        186,694
Other assets .....................................       239,118        218,705
                                                     -----------    -----------
     Total assets ................................   $ 4,077,220    $ 3,736,025
                                                     ===========    ===========
Liabilities:
Deposits .........................................   $ 2,135,538    $ 2,106,199
Debt .............................................       451,471        356,066
Accounts payable .................................       135,496         83,473
Deferred income ..................................       201,695        235,507
Accrued expenses and other liabilities ...........        70,075         71,227
                                                     -----------    -----------
     Total liabilities ...........................     2,994,275      2,852,472
                                                     -----------    -----------
Stockholders' Equity:
Convertible preferred stock - Series C, par
   value $.01 per share; 10,000,000
   shares authorized, 1,034,365 and 967,573
   shares issued and outstanding, respectively....        385,301      360,421
Common stock, par value $.01 per share;
   300,000,000 shares authorized, 64,075,654
   and 62,242,787 shares issued and
   outstanding, respectively......................           641            622
Paid-in capital ..................................       229,621        198,077
Unearned compensation ............................        (4,423)          --
Retained earnings ................................       471,805        324,433
                                                     -----------    -----------
   Total stockholders' equity ....................     1,082,945        883,553
                                                     -----------    -----------
   Total liabilities and stockholders' equity ....   $ 4,077,220    $ 3,736,025
                                                     ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except earnings per-share data) (Unaudited)


                                                            Three Months Ended        Nine Months Ended
                                                              September 30,             September 30,
                                                             --------------            -------------
                                                             2001         2000         2001        2000
                                                             ----         ----         ----        ----
Interest Income:
Credit card loans and retained
     interests in loans securitized ...................   $ 175,330    $ 131,326    $ 507,554    $ 339,853

Federal funds sold ....................................         364        2,444        3,004        5,540
Other .................................................       3,513        1,070       10,585        3,007
                                                          ---------    ---------    ---------    ---------
Total interest income .................................     179,207      134,840      521,143      348,400
Deposit interest expense ..............................      31,427       24,321      100,986       56,369
Other interest expense ................................      10,721       11,073       33,310       31,915
                                                          ---------    ---------    ---------    ---------
Total interest expense ................................      42,148       35,394      134,296       88,284
                                                          ---------    ---------    ---------    ---------
Net Interest Income ...................................     137,059       99,446      386,847      260,116
Provision for loan losses .............................     116,513      110,936      318,924      296,944
                                                          ---------    ---------    ---------    ---------
Net Interest Income (Expense) After
     Provision for Loan Losses.........................      20,546      (11,490)      67,923      (36,828)
                                                          ---------    ---------    ---------    ---------
Other Operating Income:
Net securitization and credit card
     servicing income .................................     119,485      110,880      326,289      362,448
Credit card fees, interchange and
     other credit card income .........................      77,527       59,982      215,196      164,309
Enhancement services revenues .........................      86,168       68,767      247,332      192,367
                                                          ---------    ---------    ---------    ---------
                                                            283,180      239,629      788,817      719,124
                                                          ---------    ---------    ---------    ---------
Other Operating Expense:
Credit card account and other product
     solicitation and marketing expenses...............      42,354       36,619      134,600      105,077
Employee compensation .................................      61,105       45,773      171,956      132,327
Data processing services and communications ...........      23,095       21,844       67,615       63,288
Enhancement services claims expense ...................      10,506        7,260       25,435       20,752
Credit card fraud losses ..............................       2,575        2,227        7,426        6,799
Purchased portfolio premium amortization ..............       7,132        3,915       22,378       14,107
Other .................................................      42,609       32,011      120,119       95,589
                                                          ---------    ---------    ---------    ---------
                                                            189,376      149,649      549,529      437,939
                                                          ---------    ---------    ---------    ---------
Income Before Income Taxes and Cumulative
     Effect of Accounting Changes......................     114,350       78,490      307,211      244,357
Income taxes ..........................................      43,614       30,130      117,662       94,321
                                                          ---------    ---------    ---------    ---------
Income Before Cumulative Effect of
     Accounting Changes................................      70,736       48,360      189,549      150,036
Cumulative effect of accounting changes
    (net of income taxes of $9,000 and
    $2,180, respectively)..............................          --           --       14,499        3,438
                                                          ---------    ---------    ---------    ---------
Net Income ............................................      70,736       48,360      175,050      146,598
Convertible preferred stock
      dividends-Series C ..............................       8,788        8,036       25,784       23,404
                                                          ---------    ---------    ---------    ---------
Net Income Applicable to Common
      Stockholders.....................................   $  61,948    $  40,324    $ 149,266    $ 123,194
                                                          =========    =========    =========    =========




                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                                        -------------                        -------------
                                                   2001                2000              2001              2000
                                                   ----                ----              ----              ----
Earnings per share:
     Basic-income before cumulative
         effect of accounting changes ......   $       0.72   $       0.53           $       1.94   $       1.70
     Basic-cumulative effect of accounting
         changes ...........................           --             --                    (0.15)         (0.04)
     Basic-net income ......................           0.72           0.53                   1.79           1.66
     Diluted-income before cumulative
         effect of accounting changes ......           0.70           0.52                   1.90           1.64
     Diluted-cumulative effect of accounting
         changes ...........................           --             --                    (0.15)         (0.04)
     Diluted-net income ....................           0.70           0.52                   1.75           1.60

Shares used to compute earnings per share:
     Basic .................................         98,846         90,457                 97,731         88,535
     Diluted ...............................        101,026         93,444                 99,808         91,647

Dividends declared per common share ........   $      0.010   $      0.010           $      0.030   $      0.024

          See accompanying Notes to Consolidated Financial Statements.



METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands) (Unaudited)


                                                                                                                          Total
                                     Number of Shares   Preferred    Common     Paid-in      Unearned     Retained    Stockholders'
                                   Preferred    Common    Stock       Stock     Capital    Compensation   Earnings        Equity
                                  --------------------  ----------  ---------  ----------  ------------  -----------   -----------
BALANCE AT DECEMBER 31, 1999 .        885       57,919  $  329,729  $     386  $  130,772   $       --   $   162,914   $   623,801
     Net income ..............         --           --          --         --          --           --       146,598       146,598
     Cash dividends ..........         --           --          --         --          --           --        (2,030)       (2,030)
     Preferred dividends in
         kind - Series C .....         61           --      22,761         --          --           --       (22,761)           --
     June 2000 three-for-two
        stock split ..........         --           --          --        201        (201)          --            --            --
     Issuance of common stock
         under employee
         benefit plans .......         --        4,211          --         34      64,974           --            --        65,008
                                  -------  -----------  ----------  ---------  ----------   ----------   -----------   -----------
BALANCE AT SEPTEMBER 30, 2000         946       62,130  $  352,490  $     621  $  195,545   $       --   $   284,721   $   833,377
                                  =======  ===========  ==========  =========  ==========   ==========   ===========   ===========


BALANCE AT DECEMBER 31, 2000 .        968       62,243  $  360,421  $     622  $  198,077   $       --   $   324,433   $   883,553
     Net income ..............         --           --          --         --          --           --       175,050       175,050
     Cash dividends ..........         --           --          --         --          --           --        (2,798)       (2,798)
     Preferred dividends in
         kind - Series C .....         66           --      24,880         --          --           --       (24,880)           --
     Issuance of common stock
         under employee
         benefit plans .......         --        1,833          --         19      31,544       (5,121)           --        26,442
     Compensation expense
         related to restricted
         stock granted .......         --           --          --         --          --          698            --           698
                                  -------  -----------  ----------  ---------  ----------   ----------   -----------   -----------
BALANCE AT SEPTEMBER 30, 2001       1,034       64,076  $  385,301  $     641  $  229,621   $   (4,423)  $   471,805   $ 1,082,945
                                  =======  ===========  ==========  =========  ==========   ==========   ===========   ===========


                                   See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
                                                              Nine Months Ended
                                                                  September 30,
                                                             2001           2000
                                                             ----           ----
Operating Activities:
Net income ...........................................   $   175,050    $   146,598
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of accounting changes .........        14,499          3,438
     Depreciation and amortization ...................        64,395         53,791
     Change in allowance for loan losses .............       115,547        110,247
     Change in value of derivative instruments .......         3,883           --
     Changes in operating assets and liabilities, net:
         Deferred income taxes .......................        87,408          2,219
         Other receivables due from credit card
              securitizations ........................        (2,892)        20,579
         Accounts payable and accrued expenses .......        55,800         55,199
         Deferred income .............................       (33,812)        55,039
         Other .......................................       (43,401)       (69,512)
                                                         -----------    -----------
Net cash provided by operating activities ............       436,477        377,598
                                                         -----------    -----------
Investing Activities:
Net proceeds from sales and repayments of
     securitized loans ...............................     1,091,934        176,964
Net loans originated .................................    (1,609,466)    (1,058,924)
Credit card portfolio acquisitions ...................      (157,640)      (195,597)
Additions to property and equipment ..................        (6,506)       (72,335)
                                                         -----------    -----------
Net cash used in investing activities ................      (681,678)    (1,149,892)
                                                         -----------    -----------
Financing Activities:
Net increase in debt .................................        95,405         10,913
Net increase in deposits .............................        29,339        856,913
Cash dividends paid ..................................        (2,798)        (2,030)
Increase in common equity ............................        17,441         24,225
                                                         -----------    -----------
Net cash provided by financing activities ............       139,387        890,021
                                                         -----------    -----------
Net (decrease) increase in cash and cash
     equivalents .....................................      (105,814)       117,727
Cash and cash equivalents at beginning of period .....       521,440        194,433
                                                         -----------    -----------
Cash and cash equivalents at end of period ...........   $   415,626    $   312,160
                                                         ===========    ===========
Supplemental disclosures and cash flow
     information:
Cash paid during the period for:
     Interest ........................................   $   129,220    $    71,151
     Income taxes ....................................        25,801         75,233
Tax benefit from employee stock option
     exercises........................................         8,689         30,832

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except as noted) (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank"), which may be referred to as "we," "us," "our" and the "Company." We are an information-based direct marketer of consumer credit products and enhancement services, primarily to moderate-income consumers.

     We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain prior-year amounts to conform with the current year's presentation.

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

Pervasiveness of Estimates

     We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

NOTE 2 - EARNINGS PER SHARE

     The following table presents the computation of basic and diluted weighted-average shares used in the per-share calculations:

                                                                           Three Months Ended    Nine Months Ended
                                                                             September 30,         September 30,
                                                                             -------------         -------------
                                                                           2001       2000        2001       2000
                                                                           ----       ----        ----       ----
(In thousands)
Income before cumulative effect of accounting changes ................. $   70,736  $  48,360   $189,549   $150,036
Preferred dividends - Series C ........................................      8,788      8,036     25,784     23,404
                                                                          --------   --------   --------   --------
Net income applicable to common stockholders
before cumulative effect of accounting
     changes ..........................................................     61,948     40,324    163,765    126,632
Cumulative effect of accounting changes, net ..........................         --         --     14,499      3,438
                                                                          --------   --------   --------   --------
Net income applicable to common stockholders .......................... $   61,948  $  40,324   $149,266   $123,194
                                                                          ========   ========   ========   ========

Weighted-average common shares outstanding ............................     63,588     61,293     62,898     59,371
Adjustments for dilutive securities:
Assumed conversion of convertible preferred
     stock ............................................................     35,258     29,164     34,833     29,164
                                                                          --------   --------   --------   --------
Basic common shares (1) ...............................................     98,846     90,457     97,731     88,535
Assumed exercise of outstanding stock
     options ..........................................................      2,180      2,987      2,077      3,112
                                                                          --------   --------   --------   --------
Diluted common shares .................................................    101,026     93,444     99,808     91,647
                                                                          ========   ========   ========   ========

(1) In accordance with Emerging Issues Task Force ("EITF") Topic No. D-95 ("Topic D-95"), we revised our computation of basic earnings per common share ("EPS"). As required by Topic D-95, the dilutive effect of our Series C Convertible Preferred Stock is now included in the computation of basic EPS, using the if-converted method. The Series C Convertible Preferred Stock participates in dividends on an as-converted basis with our common stock. For all periods presented, there is no impact to diluted earnings per share. We restated the basic EPS amounts for the three- and nine-month periods ended September 30, 2000 to be consistent with the revised methodology. Before the impact of Topic D-95, basic EPS would have been $0.97, $0.66, $2.37 and $2.07 for the three- and nine-month periods ended September 30, 2001 and 2000, respectively.


NOTE 3 - ACCOUNTING CHANGES

     On January 1, 2001 we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair market value. This statement is effective for all quarters of fiscal years beginning after June 15, 2000. As a result of the adoption of SFAS 133 effective January 1, 2001 we marked our derivatives to market value and recognized a one-time, non-cash, after-tax charge to earnings of $14.5 million. This one-time charge is reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the nine months ended September 30, 2001.

     We use derivatives to assist us in achieving our strategy of balanced asset and liability interest rate exposure. Our principal market risk is due to interest rate fluctuation. Our primary managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime Rate. We fund credit card loans through a combination of cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances. The majority of this funding is indexed to variable rate London Interbank Offered Rate ("LIBOR"). We seek to minimize the impact of changes in interest rates primarily by matching asset and liability repricings. We enter into interest rate cap, floor and swap agreements to hedge the cash flow, fair value and earnings impact of fluctuating market interest rates on the spread between the floating rate loans and the floating and fixed rate debt issued to fund the loans.

     In connection with the issuance of term asset-backed securities by the Metris Master Trust ("trust"), we enter into term interest rate cap agreements with highly-rated bank counterparties to effectively cap the potentially negative impact to us from increases in the floating interest rate of the securities. These agreements are for original terms ranging from two to ten years and are scheduled to terminate between February 2002 and January 2010. The contracted strike rate on the interest rate caps were above the current market interest rates at September 30, 2001 and December 31, 2000. Therefore, these caps are considered ineffective in hedging the interest rate movements. SFAS 133 required us to reduce the carrying value of these caps to their current market values. We recorded the reduction related to the adoption of SFAS 133 effective January 1, 2001 as a one-time, non-cash, after-tax charge to earnings of $14.7 million. We included this one-time charge in the "Cumulative effect of accounting change" in the consolidated statements of income for the nine months ended September 30, 2001. We recorded the adjustment to decrease the carrying value of the caps for the three- and nine-month periods ended September 30, 2001 as a non-cash, pre-tax charge of $6.9 million and $3.9 million, respectively, to "Net securitization and credit card servicing income" in the consolidated statements of income.

     We also enter into interest rate swap agreements to hedge a portion of our fixed rate deposits. The interest rate swaps are designated as fair value hedges under SFAS 133. At adoption, the change in the fair value of the swaps exceeded the change in fair value of the fixed rate deposits. We recorded this difference of $0.2 million as a one-time, non-cash, after-tax benefit to earnings. We included this one-time benefit in the "Cumulative effect of accounting change" in the consolidated statements of income for the nine months ended September 30, 2001. The interest rate swaps were substantially effective in offsetting changes in the fair value of the hedged CD portfolio during the nine months ended September 30, 2001. These interest rate swap agreements are for original terms ranging from one to two years and are scheduled to terminate between April 2002 and January 2003.

     During the quarter ended March 31, 2000 we adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," for our debt waiver products. This SAB formalized the accounting for services sold where the right to a full refund exists, requiring all companies to defer recognition of revenues until the cancellation period is complete. Previously, we recognized half of the revenues in the month billed and half in the following month. We now recognize all of the revenue in the month following completion of the cancellation period. This change resulted in a one-time, non-cash net charge to earnings of $3.4 million, which is reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the nine months ended September 30, 2000. Because we have applied the provisions of this SAB to our membership programs since 1998, before the SEC formalized its guidance, we did not have to adjust our membership services revenues.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses is as follows:

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                                    -------------                 -------------
                                                 2001           2000            2001          2000
                                                 ----           ----            ----          ----
Balance at beginning of period ..........     $ 826,141      $ 677,121      $ 763,975      $ 619,028
Allowance related to assets acquired, net         6,063          5,963          6,063          5,963
Provision for loan losses ...............       116,513        110,936        318,924        296,944
Provision for loan losses (1) ...........       217,053        137,971        590,294        369,035
Loans charged off .......................      (320,630)      (220,689)      (889,782)      (610,731)
Recoveries ..............................        34,382         17,973         90,048         49,036
                                              ---------      ---------      ---------      ---------
Net loans charged off ...................      (286,248)      (202,716)      (799,734)      (561,695)
                                              ---------      ---------      ---------      ---------
Balance at end of period ................     $ 879,522      $ 729,275      $ 879,522      $ 729,275
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

     We have presented the segment information reported below on a managed basis. We use this basis to review segment performance and to make operating decisions. In doing so, the income statement and balance sheet are adjusted to reverse the effects of securitizations. Presentation on a managed basis is not in conformity with accounting principles generally accepted in the United States of America. The elimination column in the segment table includes adjustments to present the information on an owned basis as reported in the financial statements of this quarterly report.

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

     Our enhancement services operating segment pays a fee to our consumer lending products segment for successful marketing efforts to the consumer lending products segment's cardholders at a rate similar to those paid to our other third parties. Our enhancement services segment reports interest income and our consumer lending products segment reports interest expense at our weighted-average borrowing rate for the excess cash flow generated by the enhancement services segment that is used by the consumer lending products segment to fund the growth of cardholder balances.


                                     Three Months Ended September 30,
                                                   2001
                                                   ----

                     Consumer
                      Lending        Enhancement
                     Products         Services       Reconciliation(a)  Consolidated
                     --------         --------       -----------------  ------------
Interest income    $   514,818      $     2,970      $  (338,581)(b)    $   179,207
Interest expense       122,539               --          (80,391)(b)         42,148
                   -----------      -----------      -----------        -----------
  Net interest
    income .....       392,279            2,970         (258,190)           137,059

Other revenue ..       155,875           86,168           41,137            283,180
Total revenue ..       548,154           89,138         (217,053)           420,239

Income before
    income taxes       191,515(c)        56,776(c)      (133,941)(d)        114,350

Total assets ...   $10,583,562      $   145,857      $(6,652,199)(e)    $ 4,077,220



                                     Three Months Ended September 30,
                                                 2000
                                                 ----

                     Consumer
                      Lending        Enhancement
                     Products         Services       Reconciliation(a)  Consolidated
                     --------         --------       -----------------  ------------

Interest income    $   416,509      $     3,337      $  (285,006)(b)    $   134,840
Interest expense       140,774               --         (105,380)(b)         35,394
                   -----------      -----------      -----------        -----------
  Net interest
    income .....       275,735            3,337         (179,626)            99,446

Other revenue ..       129,207           68,767           41,655            239,629
Total revenue ..       404,942           72,104         (137,971)           339,075

Income before
  income taxes .       137,426(c)        44,607(c)      (103,543)(d)         78,490

Total assets ...   $ 8,447,600      $   160,072      $(5,385,424)(e)    $ 3,222,248



                                     Nine Months Ended September 30,
                                                2001
                                                ----

                             Consumer
                              Lending       Enhancement
                             Products        Services         Reconciliation(a)   Consolidated
                             --------        --------         -----------------   ------------

Interest income ........   $ 1,463,178      $     9,792       $  (951,827)(b)     $   521,143
Interest expense .......       395,830               --          (261,534)(b)         134,296
                           -----------      -----------       -----------         -----------
  Net interest
    income .............     1,067,348            9,792          (690,293)            386,847

Other revenue ..........       441,486          247,332            99,999             788,817
Total revenue ..........     1,508,834          257,124          (590,294)          1,175,664

Income before
    income taxes
    and cumulative
    effect of
    accounting
    change..............       522,766(c)       166,513(c)       (382,068)(d)         307,211

Total assets ...........   $10,583,562      $   145,857       $(6,652,199)(e)     $ 4,077,220



                                     Nine Months Ended September 30,
                                                2000
                                                ----

                             Consumer
                              Lending        Enhancement
                             Products         Services        Reconciliation(a)   Consolidated
                             --------         --------        -----------------   ------------

Interest income ........    $1,152,033       $    8,239       $  (811,872)(b)     $   348,400
Interest expense .......       378,276               --          (289,992)(b)          88,284
                            ----------       ----------       -----------         ------------
  Net interest
    income .............       773,757            8,239          (521,880)            260,116

Other revenue ..........       373,912          192,367           152,845             719,124
Total revenue ..........     1,147,669          200,606          (369,035)            979,240

Income before
  income taxes
    and cumulative
    effect of
    accounting
    change..................   420,518(c)       129,150(c)       (305,311)(d)         244,357

Total assets ...........    $8,447,600       $  160,072       $(5,385,424)(e)     $  3,222,248


(a) The reconciliation column includes: intercompany eliminations; amounts not allocated to segments; and adjustments to the amounts reported on a managed basis to reflect the effects of securitization.

(b) The reconciliation to consolidated owned interest revenue and interest expense includes the elimination of $3.0 million for the three months ended September 30, 2001, $3.3 million for the three months ended September 30, 2000, $9.8 million for the nine months ended September 30, 2001 and $8.2 million for the nine months ended September 30, 2000 of intercompany interest received by the enhancement services segment from the consumer lending products segment.

(c) Income before income taxes (and cumulative effect of accounting changes) includes intercompany commissions paid by the enhancement services segment to the consumer lending products segment for successful marketing efforts to consumer lending products cardholders of $2.6 million for the three months ended September 30, 2001, $6.4 million for the three months ended September 30, 2000, $8.8 million for the nine months ended September 30, 2001 and $10.8 million for the nine months ended September 30, 2000.

(d) The reconciliation to the owned income before income taxes (and cumulative effect of accounting changes) includes: unallocated costs related to employee compensation; data processing and communications; third-party servicing expenses; and other expenses. The majority of these expenses, although not allocated for the internal segment reporting used by management, relate to the consumer lending products segment.

(e) Total assets include the assets attributable to corporate functions not allocated to operating segments and the removal of investors interests in securitized loans to present total assets on an owned basis.


Note 6 SHAREHOLDERS' EQUITY

     On February 6, 2001, the board of directors authorized a share repurchase program of up to $200 million of its outstanding common stock over a period ending December 31, 2002. The amount of shares the company can repurchase in a calendar year is limited under its various debt agreements. In 2001, the company may repurchase up to approximately $75 million of shares. As of September 30, 2001, no shares had been repurchased under the program. Subsequent to September 30, 2001, we repurchased 0.8 million shares for $13 million.


NOTE 7 - SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

     We have various indirect subsidiaries which do not guarantee company debt. We have presented the following condensed consolidating financial statements of the Company, the guarantor subsidiaries and the non-guarantor subsidiaries to comply with SEC reporting requirements. We have not presented separate financial statements of the guarantor and non-guarantor subsidiaries because management has determined that the subsidiaries' financial statements would not be material to investors.


                                                     METRIS COMPANIES INC.
                                           Supplemental Consolidating Balance Sheets
                                                      September 30, 2001
                                                    (Dollars in thousands)
                                                           Unaudited

                                                Metris       Guarantor    Non-Guarantor
                                            Companies Inc.  Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                            --------------  ------------  ------------   ------------  ------------

Assets:
Cash and cash equivalents .................  $     7,103    $     2,503   $   406,020   $        --    $   415,626
Net retained interests in loans
   securitized ............................         (312)            --       632,313            --        632,001
Credit card loans .........................        5,809             --     2,345,050            --      2,350,859
Property and equipment, net ...............         --           83,036        38,062            --        121,098
Deferred income taxes .....................       (6,117)         5,984        59,070            --         58,937
Purchased portfolio premium ...............          248             --        90,927            --         91,175
Other receivables due from credit card
   securitizations, net....................           21          2,750       165,635            --        168,406
Other assets ..............................       10,280         38,186       196,796        (6,144)       239,118
Investment in subsidiaries ................    1,816,025      1,660,333            --    (3,476,358)           --
                                             -----------    -----------   -----------   -----------    -----------
Total assets ..............................  $ 1,833,057    $ 1,792,792   $ 3,933,873   $(3,482,502)   $ 4,077,220
                                             ===========    ===========   ===========   ===========    ===========

Liabilities:
Deposits ..................................  $    (1,000)   $      --     $ 2,136,538   $      --      $ 2,135,538
Debt ......................................      345,697            874       104,900          --          451,471
Accounts payable ..........................        6,083         21,953       110,532        (3,072)       135,496
Deferred income ...........................        5,605         29,185       169,977        (3,072)       201,695
Accrued expenses and other liabilities ....      393,727        (75,245)     (248,407)           --         70,075
                                             -----------    -----------   -----------   -----------    -----------
Total liabilities .........................      750,112        (23,233)    2,273,540        (6,144)     2,994,275
                                             -----------    -----------   -----------   -----------    -----------
Total stockholders' equity ................    1,082,945      1,816,025     1,660,333    (3,476,358)     1,082,945
                                             -----------    -----------   -----------   -----------    -----------
Total liabilities and
   stockholders' equity....................  $ 1,833,057    $ 1,792,792   $ 3,933,873   $(3,482,502)   $ 4,077,220
                                             ===========    ===========   ===========   ===========    ===========



                                                METRIS COMPANIES INC.
                                      Supplemental Consolidating Balance Sheets
                                                  December 31, 2000
                                               (Dollars in thousands)
                                                      Unaudited

                                           Metris        Guarantor    Non-Guarantor
                                       Companies Inc.  Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                       --------------  ------------    ------------   ------------   ------------
Assets:
Cash and cash equivalents ............   $    64,869    $    10,658    $   445,913    $        --    $   521,440
Net retained interests in loans
   securitized .......................           311             --      1,382,518             --      1,382,829
Credit card loans ....................         2,232             --      1,053,848             --      1,056,080
Property and equipment, net ..........            --         77,693         50,702             --        128,395
Deferred income taxes ................        (2,415)        17,104        131,656             --        146,345
Purchased portfolio premium ..........           248             --         95,289             --         95,537
Other receivables due from credit card
   securitizations, net...............            14             84        186,596             --        186,694
Other assets .........................        13,806         41,946        173,583        (10,630)       218,705
Investment in subsidiaries ...........     1,588,918      1,442,295             --     (3,031,213)            --
                                         -----------    -----------    -----------    -----------    -----------

Total assets .........................   $ 1,667,983    $ 1,589,780    $ 3,520,105    $(3,041,843)   $ 3,736,025
                                         ===========    ===========    ===========    ===========    ===========

Liabilities:
Deposits .............................   $    (1,000)   $        --    $ 2,107,199    $        --    $ 2,106,199
Debt .................................       345,024            880         10,162             --        356,066
Accounts payable .....................           259         14,536         73,993         (5,315)        83,473
Deferred income ......................        12,718         49,934        178,170         (5,315)       235,507
Accrued expenses and other liabilities       427,429        (64,488)      (291,714)            --         71,227
                                         -----------    -----------    -----------    -----------    -----------
Total liabilities ....................       784,430            862      2,077,810        (10,630)     2,852,472
                                         -----------    -----------    -----------    -----------   -----------
Total stockholders' equity ...........       883,553      1,588,918      1,442,295     (3,031,213)       883,553
                                         -----------    -----------    -----------    -----------   -----------
Total liabilities and stockholders'
   equity ............................   $ 1,667,983    $ 1,589,780    $ 3,520,105    $(3,041,843)   $ 3,736,025
                                         ===========    ===========    ===========    ===========   ===========


                                                METRIS COMPANIES INC.
                                   Supplemental Consolidating Statements of Income
                                        Three Months Ended September 30, 2001
                                               (Dollars in thousands)
                                                      Unaudited


                                           Metris        Guarantor     Non-Guarantor
                                       Companies Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                       --------------   ------------   ------------   ------------   ------------

Net Interest Income
  (Expense)...........................   $  62,939      $  (1,962)     $  76,082      $      --      $ 137,059
Provision for loan losses ............         874             --        115,639             --        116,513
                                         ---------      ---------      ---------      ---------      ---------
Net Interest Income
   (Expense) After Provision
   for Loan Losses....................
                                             62,065         (1,962)       (39,557)            --         20,546
                                          ---------      ---------      ---------      ---------      ---------
Other Operating Income:
Net securitization and
   credit card servicing
   income ...........................        (3,774)            --        123,259             --        119,485
Credit card fees,
   interchange and other
   credit card income................         4,539         12,060         60,928             --         77,527
Enhancement services
   revenues..........................            --         11,885         74,283             --         86,168
Intercompany allocations .............           11        121,492       (121,503)            --             --
                                          ---------      ---------      ---------      ---------      ---------
                                                776        145,437        136,967             --        283,180
                                          ---------      ---------      ---------      ---------      ---------
Other Operating Expense:
Credit card account and
   other product
   solicitation and
   marketing expenses................           --           (969)        43,323             --         42,354
Employee compensation ................         356         54,023          6,726             --         61,105
Data processing services and
   communications ....................          --        (16,892)        39,987             --         23,095
Enhancement services claims
   expense............................          --            330         10,176             --         10,506
Credit card fraud losses .............           1              5          2,569             --          2,575
Purchased portfolio premium
 amortization ........................          --             --          7,132             --          7,132
Other ................................          37         39,784          2,788             --         42,609
                                         ---------      ---------      ---------      ---------      ---------
                                               394         76,281        112,701             --        189,376
                                         ---------      ---------      ---------      ---------      ---------
Income (Loss) Before Income
   Taxes and Equity in
   Income of Subsidiaries.............      62,447         67,194        (15,291)            --        114,350
Income taxes .........................      23,918         27,653         (7,957)            --         43,614
Equity in income of
   subsidiaries.......................      32,207         (7,334)            --        (24,873)            --
                                         ---------      ---------      ---------      ---------      ---------
Net Income (Loss) ....................   $  70,736      $  32,207      $  (7,334)     $ (24,873)     $  70,736
                                         =========      =========      =========      =========      =========


                                                METRIS COMPANIES INC.
                                   Supplemental Consolidating Statements of Income
                                        Three Months Ended September 30, 2000
                                               (Dollars in thousands)
                                                      Unaudited

                                             Metris       Guarantor    Non-Guarantor
                                         Companies Inc.  Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                         --------------  ------------  ------------   ------------   ------------

Net Interest (Expense)
   Income...............................   $ (17,105)     $  (1,606)     $ 118,157      $      --      $  99,446
Provision for loan losses ..............          21           --          110,915             --        110,936
                                           ---------      ---------      ---------      ---------      ---------
Net Interest (Expense)
   Income After Provision
   for Loan Losses......................     (17,126)        (1,606)         7,242             --        (11,490)
                                           ---------      ---------      ---------      ---------      ---------
Other Operating Income:
Net securitization and
   credit card servicing
   income...............................       2,379              1        108,500             --        110,880
Credit card fees,
   interchange and other
   credit card income...................      (1,735)           503         61,214             --         59,982
Enhancement services
   revenues.............................          --          9,188         59,579             --         68,767
                                           ---------      ---------      ---------      ---------      ---------
                                                 644          9,692        229,293             --        239,629
                                           ---------      ---------      ---------      ---------      ---------
Other Operating Expense:
Credit card account and
   other product
   solicitation and
   marketing expenses...................          --          2,250         34,369             --         36,619
Employee compensation ..................          --         37,969          7,804             --         45,773
Data processing services
   and communications ..................          --        (21,327)        43,171             --         21,844
Enhancement services claims
   expense..............................          --             99          7,161             --          7,260
Credit card fraud losses ...............           1             --          2,226             --          2,227
Purchased portfolio premium
   amortization.........................          --             --          3,915             --          3,915
Other ..................................        (396)        22,771          9,636             --         32,011
                                           ---------      ---------      ---------      ---------      ---------
                                                (395)        41,762        108,282             --        149,649
                                           ---------      ---------      ---------      ---------      ---------
(Loss) Income Before Income
   Taxes and Equity in
   Income of Subsidiaries...............     (16,087)       (33,676)       128,253             --         78,490
Income taxes ...........................      (6,178)       (13,341)        49,649             --         30,130
Equity in income of
   subsidiaries.........................      58,269         78,604             --       (136,873)            --
                                           ---------      ---------      ---------      ---------      ---------
Net Income .............................   $  48,360      $  58,269      $  78,604      $(136,873)     $  48,360
                                           =========      =========      =========      =========      =========



                                                METRIS COMPANIES INC.
                                   Supplemental Consolidating Statements of Income
                                        Nine Months Ended September 30, 2001
                                               (Dollars in thousands)
                                                      Unaudited


                                               Metris        Guarantor     Non-Guarantor
                                           Companies Inc.   Subsidiaries   Subsidiaries   Eliminations     Consolidated
                                           --------------   ------------   ------------   ------------     ------------
Net Interest Income
   (Expense).............................     $   2,002      $  (5,554)     $  390,399      $      --       $  386,847
Provision for loan losses ...............         2,091             --         316,833             --          318,924
                                              ---------      ---------      ---------       ---------       ----------
Net Interest (Expense)
   Income After Provision
   for Loan Losses.......................           (89)        (5,554)         73,566             --           67,923
                                              ----------      ---------     ----------      ---------       ----------
Other Operating Income:
Net securitization and
   credit card servicing
   income................................            982            --         325,307             --          326,289
Credit card fees,
   interchange and other
   credit card income....................          1,688         21,357        192,151             --          215,196
Enhancement services
   revenues..............................             --         43,086        204,246             --          247,332
Intercompany allocations ................             11        121,492       (121,503)            --               --
                                              ----------      ---------     ----------      ---------       ----------
                                                   2,681        185,935        600,201             --          788,817
                                              ----------      ---------     ----------      ---------       ----------
Other Operating Expense:
Credit card account and
   other product
   solicitation and
   marketing expenses....................            --          9,515         125,085             --          134,600
Employee compensation ....................          698        151,249          20,009             --          171,956
Data processing services and
   communications ........................            2        (69,824)        137,437             --           67,615
Enhancement services claims
   expense................................           --            820          24,615             --           25,435
Credit card fraud losses .................            1              5           7,420             --            7,426
Purchased portfolio premium
   amortization ..........................           --             --          22,378             --           22,378
Other ....................................          127         84,071          35,921             --          120,119
                                              ---------      ---------      ----------      ---------       ----------
                                                    828        175,836         372,865             --          549,529
                                              ---------      ---------      ----------      ---------       ----------
Income Before Income Taxes,
   Equity in Income of
   Subsidiaries and
   Cumulative Effect of
   Accounting Change......................        1,764          4,545         300,902            --           307,211
Income taxes .............................          676          1,743         115,243            --           117,662
Equity in income of
   subsidiaries...........................      173,962        171,160              --      (345,122)               --
                                              ---------      ---------      ----------      --------        ----------
Income Before Cumulative
   Effect of Accounting
   Change.................................      175,050        173,962         185,659      (345,122)          189,549
Cumulative effect of
   accounting change, net ................           --             --          14,499            --            14,499
                                              ---------      ---------      ----------      --------        ----------
Net Income ...............................    $ 175,050      $ 173,962      $  171,160     $(345,122)       $  175,050
                                              =========      =========      ==========     =========        ==========



                                                METRIS COMPANIES INC.
                                   Supplemental Consolidating Statements of Income
                                        Nine Months Ended September 30, 2000
                                               (Dollars in thousands)
                                                      Unaudited


                                                Metris          Guarantor     Non-Guarantor
                                            Companies Inc.     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                            --------------     ------------    ------------    ------------   ------------
Net Interest (Expense)
  Income..................................    $ (49,986)       $  (3,404)       $ 313,506       $      --      $ 260,116
Provision for loan losses ................           (1)              --          296,945              --        296,944
                                              ---------       ----------         --------       ---------    -----------
Net Interest (Expense)
   Income After Provision
   for Loan Losses........................      (49,985)          (3,404)          16,561              --        (36,828)
                                              ---------       ----------         --------       ---------    -----------
Other Operating Income:
Net securitization and
   credit card servicing
   income.................................        7,143               (3)         355,308              --        362,448
Credit card fees,
   interchange and other
   credit card income.....................       (4,932)           1,373          167,868              --        164,309
Enhancement services
   revenues...............................           --           36,907          155,460              --        192,367
                                              ---------       ----------         --------       ---------    -----------
                                                  2,211           38,277          678,636              --        719,124
                                              ---------       ----------         --------       ---------    -----------
Other Operating Expense:
Credit card account and
   other product solicitation and
   marketing expenses.....................           --           12,898           92,179              --        105,077
Employee compensation ....................           --          108,742           23,585              --        132,327
Data processing services
   and communications ....................           --          (59,180)         122,468              --         63,288
Enhancement services claims
   expense................................           --              917           19,835              --         20,752
Credit card fraud losses .................            4               --            6,795              --          6,799
Purchased portfolio premium
 amortization ............................           --               --           14,107              --         14,107
Other ....................................         (303)          56,233           39,659              --         95,589
                                              ---------       ----------         --------       ---------    -----------
                                                   (299)         119,610          318,628              --        437,939
                                              ---------       ----------         --------       ---------    -----------
(Loss) Income Before Income
   Taxes, Equity in Income
   of Subsidiaries and
   Cumulative Effect of
   Accounting Change......................      (47,475)         (84,737)         376,569              --        244,357
Income taxes .............................      (18,325)         (33,481)         146,127              --         94,321
Equity in income of
   subsidiaries...........................      175,748          227,004               --        (402,752)            --
                                              ---------       ----------         --------       ---------    -----------
Income Before Cumulative
   Effect of Accounting
   Change.................................      146,598          175,748          230,442        (402,752)       150,036
Cumulative effect of
   accounting change, net ................           --               --            3,438              --          3,438
                                              ---------       ----------         --------       ---------    -----------
Net Income ...............................    $ 146,598       $  175,748         $227,004       $(402,752)   $   146,598
                                              =========       ==========         ========       =========    ===========




                                                METRIS COMPANIES INC.
                            Supplemental Condensed Consolidating Statements of Cash Flows
                                        Nine Months Ended September 30, 2001
                                               (Dollars in thousands)
                                                      Unaudited


                                                            Metris        Guarantor      Non-Guarantor
                                                        Companies Inc.   Subsidiaries    Subsidiaries    Consolidated
                                                        --------------   ------------    ------------    ------------
Operating Activities:
Net cash (used in) provided by operating
   activities........................................    $   (41,555)    $    (9,607)    $   487,639     $   436,477
                                                         -----------     -----------     -----------     -----------
Investing Activities:
Net proceeds from sales and repayments of
   securitized loans ................................             --              --       1,091,934       1,091,934
Net loans originated ................................         (3,031)             --      (1,606,435)     (1,609,466)
Credit card portfolio acquisition ...................             --              --        (157,640)       (157,640)
(Additions to) dispositions of property
   and equipment.....................................             --         (17,522)         11,016          (6,506)
                                                         -----------     -----------     -----------     -----------
Net cash used in investing activities ...............         (3,031)        (17,522)       (661,125)       (681,678)
                                                         -----------     -----------     -----------     -----------
Financing Activities:
Net increase in debt ................................         25,322          18,831          51,252          95,405
Net increase in deposits ............................             --              --          29,339          29,339
Cash dividends paid .................................         (2,798)             --              --          (2,798)
Net (decrease) increase in equity ...................        (35,704)            143          53,002          17,441
                                                         -----------     -----------     -----------     -----------
Net cash (used in) provided by financing
   activities........................................        (13,180)         18,974         133,593         139,387
                                                         -----------     -----------     -----------     -----------
Net decrease in cash and cash equivalents ...........        (57,766)         (8,155)        (39,893)       (105,814)
Cash and cash equivalents at beginning of
   period ...........................................         64,869          10,658         445,913         521,440
                                                         -----------     -----------     -----------     -----------
Cash and cash equivalents at end of period ..........    $     7,103     $     2,503     $   406,020     $   415,626
                                                         ===========     ===========     ===========     ===========


                                                METRIS COMPANIES INC.
                            Supplemental Condensed Consolidating Statements of Cash Flows
                                        Nine Months Ended September 30, 2000
                                               (Dollars in thousands)
                                                      Unaudited


                                                          Metris        Guarantor        Non-Guarantor
                                                      Companies Inc.   Subsidiaries      Subsidiaries    Consolidated
                                                      --------------   ------------      ------------    ------------
Operating Activities:
Net cash (used in) provided by operating
   activities......................................    $   (85,127)    $   (81,397)       $   544,122     $   377,598
                                                       -----------     -----------        -----------     -----------
Investing Activities:
Net proceeds from sales and repayments of
   securitized loans ..............................             --              --            176,964         176,964
Net loans originated ..............................         (1,768)             --         (1,057,156)     (1,058,924)
Credit card portfolio acquisition .................             --              --           (195,597)       (195,597)
Additions to property and equipment ...............             --         (45,960)           (26,375)        (72,335)
                                                       -----------     -----------        -----------     -----------
Net cash used in investing activities .............         (1,768)        (45,960)        (1,102,164)     (1,149,892)
                                                       -----------     -----------        -----------     -----------
Financing Activities:
Net increase (decrease) in debt ...................        223,744          13,705           (226,536)         10,913
Net increase in deposits ..........................             --              --            856,913         856,913
Cash dividends paid ...............................         (2,030)             --                 --          (2,030)
Net (decrease) increase in equity .................       (133,995)        119,960             38,260          24,225
                                                       -----------     -----------        -----------     -----------
Net cash provided by financing activities .........         87,719         133,665            668,637         890,021
                                                       -----------     -----------        -----------     -----------
Net increase in cash and cash equivalents .........            824           6,308            110,595         117,727
Cash and cash equivalents at beginning of
   period..........................................         43,619             309            150,505         194,433
                                                       -----------     -----------        -----------     -----------
Cash and cash equivalents at end of period ........    $    44,443     $     6,617        $   261,100     $   312,160
                                                       ===========     ===========        ===========     ===========

ITEM 2.
                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank"), which may be referred to as "we," "us," "our" and the "Company." You should read this discussion along with the following documents for a full understanding of our financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2000 Annual Report to Shareholders; our annual report on Form 10-K for the fiscal year ended December 31, 2000; and our Proxy Statement for the 2001 Annual Meeting of Shareholders. In addition, you should read this discussion along with our quarterly report on Form 10-Q for the period ended September 30, 2001, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.


Results of Operations

     Net income for the three months ended September 30, 2001 was $70.7 million, up from $48.4 million for the third quarter of 2000. Diluted earnings per share for the three months ended September 30, 2001 was $0.70 compared to $0.52 per share for the third quarter of 2000. The increase in net income is primarily due to increases in net interest income and other operating income, partially offset by other operating expenses. These increases are largely attributable to the growth in average managed loans to $10.6 billion for the third quarter 2001 from $8.2 billion for the third quarter 2000, an increase of 30%, and growth in total credit card accounts to 4.8 million at September 30, 2001 from 4.4 million at September 30, 2000. Enhancement services revenue, a component of other operating income, also increased 25% to $86.2 million for the third quarter of 2001 compared to the same period in 2000.

     Net income for the nine months ended September 30, 2001 was $175.1 million, up from $146.6 million for the first nine months of 2000. Net income reported for the nine-month periods ended September 30, 2001 and 2000 includes $14.5 million and $3.4 million, respectively, of cumulative effect of accounting changes described below. Without these items, reported earnings would have been $189.5 million and $150.0 million for the nine-month periods ended September 30, 2001 and 2000, respectively. Diluted earnings per share for the nine months ended September 30, 2001 was $1.75 compared to $1.60 for the same period in 2000. Without the impact of the cumulative effect of accounting changes, diluted earnings per share would have been $1.90 for the nine months ended September 30, 2001 compared to $1.64 for same period in 2000. The increase in net income is primarily due to increases in net interest income and other operating income, partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $10.0 billion for the nine months ended September 30, 2001 from $7.7 billion for the same period in 2000, an increase of 29%, along with the previously discussed growth in credit card accounts. Enhancement services revenue also increased 29% to $247.3 million for the nine months ended September 30, 2001 compared to the same period in 2000.

     On January 1, 2001 we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Prior to SFAS 133, we amortized the costs of interest rate contracts on a straight-line basis over the expected life of the contract. The adoption of SFAS 133 resulted in a one-time, non-cash, after-tax charge to earnings of $14.5 million reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the nine months ended September 30, 2001.

     In September 2000 the Financial Accounting Standards Board issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125, and revises the accounting standards and disclosure requirements for securitizations and transfers of financial assets and collateral. It requires enterprises to recognize, upon transfer of financial assets, the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The recognition and reclassification of collateral and additional disclosures related to securitization transactions and collateral were effective for fiscal years ending after December 15, 2000. The adoption of the new standard did not have a material impact on our financial statements.

     During the quarter ended March 31, 2000 we adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," for our debt waiver products. This SAB formalized the accounting for services sold where the right to a full refund exists, requiring all companies to defer recognition of revenues until the cancellation period is complete. Previously, we recognized half of the revenues in the month billed and half in the following month. We now recognize all of the revenue the month following completion of the cancellation period. This change resulted in a one-time, non-cash net charge to earnings of $3.4 million, which is reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the nine months ended September 30, 2000. Because we have applied the provisions of this SAB to our membership programs since 1998, before the SEC formalized its guidance, we did not have to adjust our membership services revenues.

Managed Loan Portfolio

     We analyze our financial performance on a managed loan portfolio basis. We do this by adjusting the income statement and balance sheet to reverse the effects of securitization. Our discussion of revenues, where applicable, and provision for loan losses includes comparisons to amounts reported in our consolidated statements of income ("owned basis"), as well as on a managed basis.

     Our managed loan portfolio is comprised of credit card loans, retained interests in loans securitized and investors' interests in securitized credit card loans. The investors' interests in securitized credit card loans are not assets of the Company. Therefore, we do not show them on our consolidated balance sheets. The following tables summarize our managed loan portfolio:


                                 September 30,   December 31,   September 30,
                                     2001           2000            2000
                                     ----           ----            ----
(Dollars in thousands)
Period-end balances:
Credit card loans:
   Credit card loans .........    $ 2,634,228    $ 1,179,203    $   909,605
   Retained interests in loans
       securitized ...........      1,228,154      2,023,681      1,899,958
   Investors' interests in
       securitized loans .....      7,161,810      6,070,224      5,695,276
                                  -----------    -----------    -----------
Total managed loan portfolio .    $11,024,192    $ 9,273,108    $ 8,504,839
                                  ===========    ===========    ===========





                                       Three Months Ended                       Nine Months Ended
                                          September 30,                           September 30,
                                          -------------                           -------------
                                      2001             2000                   2001              2000
                                      ----             ----                   ----              ----
(Dollars in thousands)
Average balances
Credit card loans:
   Credit card loans .........    $ 1,837,506      $   731,331             $ 1,563,662      $   471,738
   Retained interests in loans
      securitized ............      1,812,788        1,877,956               1,927,810        1,820,697
   Investors' interests in
      securitized loans ......      6,992,493        5,601,047               6,476,755        5,434,233
                                  -----------      ----------              -----------      -----------
Total managed loan portfolio .    $10,642,787      $ 8,210,334             $ 9,968,227      $ 7,726,668
                                  ===========      ===========             ===========      ===========




     In June of 2001, a bank financing conduit that was accounted for as a sale under SFAS 140 matured and was replaced by another financing conduit that did not qualify as a sale under SFAS 140. As a result, approximately $855 million of credit card loans that were classified as retained interest in loans securitized as of December 31, 2000 were classified as credit card loans as of September 30, 2001.

Impact of Credit Card Securitizations

     The following table provides a summary of the effects of credit card securitizations on selected line items of our statements of income for each of the periods presented, as well as selected financial information on both an owned and managed loan portfolio basis:


                                          Three Months Ended            Nine Months Ended
                                            September 30,                 September 30,
                                            -------------                 -------------
                                        2001             2000          2001            2000
                                        ----             ----          ----            ----
(Dollars in thousands)
Statements of Income
 (owned basis):
   Net interest income ........    $   137,059     $    99,446     $   386,847     $   260,116
   Provision for loan losses ..        116,513         110,936         318,924         296,944
   Other operating income .....        283,180         239,629         788,817         719,124
   Other operating expense ....        189,376         149,649         549,529         437,939
                                   -----------     -----------     -----------     -----------
   Income before income taxes
       and cumulative effect of
       accounting changes .....    $   114,350     $    78,490     $   307,211     $   244,357
                                   ===========     ===========     ===========     ===========


Adjustments for
   Securitizations:
   Net interest income ........    $   258,190     $   179,626     $   690,293     $   521,880
   Provision for loan losses ..        217,053         137,971         590,294         369,035
   Other operating income .....        (41,137)        (41,655)        (99,999)       (152,845)
   Other operating expense ....             --              --              --              --
                                   -----------     -----------     -----------     -----------
   Income before income taxes
       and cumulative effect of
       accounting changes ......   $        --     $        --     $        --     $        --
                                   ===========     ===========     ===========     ===========


Statements of Income
 (managed basis):
   Net interest income ........    $   395,249     $   279,072     $ 1,077,140     $   781,996
   Provision for loan losses ..        333,566         248,907         909,218         665,979
   Other operating income .....        242,043         197,974         688,818         566,279
   Other operating expense ....        189,376         149,649         549,529         437,939
                                   -----------     -----------     -----------     -----------
   Income before income taxes
       and cumulative effect of
       accounting changes .....    $   114,350     $    78,490     $   307,211     $   244,357
                                   ===========     ===========     ===========     ===========



                                                      Three Months Ended                   Nine Months Ended
                                                        September 30,                        September 30,
                                                        -------------                        -------------
                                                     2001           2000                  2001            2000
                                                     ----           ----                  ----            ----
(Dollars in thousands)
Other Data:
(owned basis):
Average interest-earning assets......          $   4,027,251   $   2,824,446        $   3,861,157    $   2,480,251
Return on average assets (1).........                   7.2%            6.4%                 6.6%             7.7%
Return on average total equity (1)...                  26.8%           24.0%                26.0%            27.6%
Net interest margin (2)..............                  13.5%           14.0%                13.4%            14.0%

Managed Basis:
Average interest-earning assets......          $  11,019,743   $   8,425,493        $  10,337,912    $   7,914,484
Return on average assets (1).........                   2.6%            2.2%                 2.5%             2.5%
Return on average total equity (1)...                  26.8%           24.0%                26.0%            27.6%
Net interest margin (2)..............                  14.2%           13.2%                13.9%            13.2%


(1) Amounts for the nine-month period ended September 30, 2001 and 2000 are shown before the cumulative effect of accounting changes.
(2) Net interest margin is equal to annualized net interest income divided by average interest-earning assets.


Net Interest Income

     Net interest income consists primarily of interest earned on our credit card loans, less interest expense on borrowings to fund the loans. Managed net interest income for the three- and nine-month periods ended September 30, 2001 was $395.2 million and $1,077.1 million compared to $279.1 million and $782.0 million for the same periods in 2000. The increase in net interest income is primarily due to $2.6 billion and $2.4 billion increases in managed average interest-earning assets and increases in net interest margin to 14.2% for the three-month period and 13.9% for the nine-month period ended September 30, 2001, compared to 13.2% for both periods in 2000. The managed net interest margin increase is primarily due to lower cost of funds resulting from decreases in LIBOR. Financing costs as a percentage of borrowings for the third quarter and year-to-date periods of 2001 were 5.0% and 5.8%, compared with 7.4% and 7.1% in the same periods of 2000.

Analysis of Average Balances, Interest and Average Yields and Rates

     The following tables provide an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three- and nine-month periods ended September 30, 2001 and 2000:


                                                              Three Months Ended September 30,
                                                   2001                                            2000
                               --------------------------------------------------------------------------------------------
                                  Average                        Yield/         Average                         Yield/
                                  Balance        Interest        Rate           Balance          Interest        Rate
(Dollars in thousands)
(owned basis)
Assets:
Interest-earning assets:
Federal funds sold ..........  $     39,735      $      364       3.6%        $    149,496      $      2,444       6.5%
Short-term investments ......       337,222           3,513       4.1%              65,663             1,070       6.5%
Credit card loans and
 retained interests in loans
 securitized ................     3,650,294         175,330      19.1%           2,609,287           131,326      20.0%
                               ------------      ----------      ----         ------------      ------------      ----
Total interest-earning assets  $  4,027,251      $  179,207      17.7%        $  2,824,446      $    134,840      19.0%
Other assets ................       772,649              --        --              889,667                --        --
Allowances for loan losses ..      (875,606)             --        --             (713,028)               --        --
                               ------------                                   ------------
Total assets ................  $  3,924,294              --        --         $  3,001,085                --        --
                               ============                                   ============

Liabilities and Equity:
Interest-bearing liabilities:
Deposits ....................  $  2,148,610      $   31,427       5.8%        $  1,403,696      $     24,321       6.9%
Debt ........................       362,098          10,721      11.7%             353,626            11,073      12.5%
                               ------------      ----------      ----         ------------      ------------      ----
Total interest-bearing
   liabilities ..............  $  2,510,708      $   42,148       6.7%        $  1,757,322      $     35,394       8.0%
Other liabilities ...........       365,168              --        --              440,522                --        --
                               ------------                                   ------------
Total liabilities ...........     2,875,876              --        --            2,197,844                --        --
Stockholders' equity ........     1,048,418              --        --              803,241                --        --
                               ------------                                   ------------
Total liabilities and equity   $  3,924,294              --        --         $  3,001,085                --        --
                               ============                                   ============

Net interest income and
   interest margin (1) ......            --      $  137,059      13.5%                  --      $     99,446      14.0%
Net interest rate spread (2)             --              --      11.0%                  --                --      11.0%

Managed Basis
Credit card loans ...........  $ 10,642,787      $  510,942      19.0%        $  8,210,334      $    412,996      20.0%
Total interest-earning assets    11,019,743         514,818      18.5%           8,425,493           416,510      19.6%
Total interest-bearing
   liabilities ..............     9,503,201         119,569       5.0%           7,358,369           137,438       7.4%
Net interest income and
   interest margin (1) ......            --      $  395,249      14.2%                  --      $    279,072      13.2%
Net interest rate spread (2)             --              --      13.5%                  --                --      12.2%


(1) We compute net interest margin by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

                                                               Nine Months Ended September 30,
                                                     2001                                          2000
                               --------------------------------------------------------------------------------------------
                                  Average                       Yield/           Average                          Yield/
                                  Balance          Interest      Rate            Balance          Interest         Rate
                                  -------          --------      ----            -------          --------         ----

(Dollars in thousands)
(owned basis)
Assets:
Interest-earning assets:
Federal funds sold ..........  $     77,984      $      3,004     5.2%        $    118,939      $      5,540       6.2%
Short-term investments ......       291,701            10,585     4.9%              68,877             3,007       5.8%
Credit card loans and
 retained interests in loans
 securitized ................     3,491,472           507,554    19.4%           2,292,435           339,853      19.8%
                               ------------      ------------    ----         ------------      ------------      ----
Total interest-earning assets  $  3,861,157      $    521,143    18.1%        $  2,480,251      $    348,400      18.8%
Other assets ................       803,437                --      --              798,234                --        --
Allowances for loan losses ..      (821,635)               --      --             (674,808)               --        --
                               ------------                                   ------------
Total assets ................  $  3,842,959                --      --         $  2,603,677                --        --
                               ============                                   ============

Liabilities and Equity:
Interest-bearing liabilities:
Deposits ....................  $  2,113,702      $    100,986     6.4%        $  1,131,089      $     56,369       6.7%
Debt ........................       361,340            33,310    12.3%             352,478            31,915      12.1%
                               ------------      ------------    ----         ------------      ------------      ----
Total interest-bearing
   liabilities ..............  $  2,475,042      $    134,296     7.3%        $  1,483,567      $     88,284       8.0%
Other liabilities ...........       391,434                --      --              393,925                --        --
                               ------------                                   ------------
Total liabilities ...........     2,866,476                --      --            1,877,492                --        --
Stockholders' equity ........       976,483                --      --              726,185                --        --
                               ------------                                   ------------
Total liabilities and equity   $  3,842,959                --      --         $  2,603,677                --        --
                               ============                                   ============
Net interest income and
   interest margin (1) ......            --      $    386,847    13.4%                  --      $    260,116      14.0%
Net interest rate spread (2).            --                --    10.8%                  --                --      10.8%

Managed Basis
Credit card loans ...........  $  9,968,227      $  1,449,589    19.4%        $  7,726,668      $  1,143,487      19.8%
Total interest-earning assets    10,337,912         1,463,178    18.9%           7,914,484         1,152,034      19.4%
Total interest-bearing
   liabilities ..............     8,951,797           386,038     5.8%           6,917,800           370,038       7.1%
Net interest income and
   interest margin (1) ......            --      $  1,077,140    13.9%                  --      $    781,996      13.2%
Net interest rate spread (2)             --                --    13.1%                  --                --      12.3%


(1) We compute net interest margin by dividing annualized net interest income by average total interest-earning assets.

(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

Other Operating Income

     Other operating income contributes substantially to our results of operations, representing 67% of owned revenues for the three- and nine-month periods ended September 30, 2001.

     Other operating income increased $43.6 million and $69.7 million for the three- and nine-month periods ended September 30, 2001 over the comparable periods in 2000. These increases are primarily due to the $17.5 million and $50.9 million increases in income generated from credit card fees, interchange and other credit card income due to the growth in total accounts and loans in the managed credit card portfolio for the three- and nine-month periods ended September 30, 2001 over the comparable periods in 2000. For the three- and nine-month periods ended September 30, 2001 net securitization and credit card income increased $8.6 million and decreased $36.2 million, respectively, from the comparable periods in 2000. The decrease for the nine-month period ended September 30, 2001 is primarily the result of the increased provision for loan losses on securitized loans. For the nine-month period ended September 30, 2000 other operating income included the $12.1 million favorable impact related to the operational policy change in the billing of overlimit fees. This impact is reflected in net securitization and credit card servicing income and credit card fees, interchange and other credit card income in the consolidated statements of income.

     Enhancement services revenues increased by $17.4 million and $55.0 million for the three- and nine-month periods ended September 30, 2001. These increases reflect higher credit protection revenue due to increased receivables and higher sales of our debt waiver products, as well as the increase in membership program revenues resulting from additional product offers to third-party cardholders. At September 30, 2001 combined active enhancement members totaled approximately 5.9 million compared to 6.0 million as of September 30, 2000

Other Operating Expense

     Total other operating expenses for the three- and nine-month periods ended September 30, 2001 increased $39.7 million and $111.6 million over the comparable periods in 2000, largely due to costs associated with the growth of our business activities. Employee compensation increased $15.3 million and $39.6 million for the three- and nine-month periods ended September 30, 2001 due to increased staffing needs. Credit card account and other product solicitation and marketing expenses increased $5.7 million and $29.5 million over the comparable periods in 2000, largely due to increased costs associated with our credit card marketing activity which resulted in over 890 thousand new credit card accounts and 2.6 million new enhancement relationships during the first nine months of 2001. Other expenses increased $10.6 million and $24.5 million for the three- and nine-month periods ended September 30, 2001 due to increased professional services fees, rent and depreciation.

Income Taxes

     Our provision for income taxes, which includes both federal and state income taxes, represents an effective tax rate of 38.3% for the nine-month period ended September 30, 2001 compared to 38.6% for the same period in 2000.

Asset Quality


     Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts. At September 30, 2001, 70% of our outstanding receivables balance were from accounts that have been with us in excess of two years, and 40% of outstanding receivables were with us in excess of four years.


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

                                 September 30,        % of      December 31,       % of     September 30,       % of
                                      2001            Total         2000           Total         2000           Total
                                      ----            -----         ----           -----         ----           -----
(Dollars in thousands)
Managed Basis:
Loans outstanding.........       $  11,024,192          100%   $  9,273,108         100%   $   8,504,839        100%
Loans contractually
delinquent:
     30 to 59 days........              285,243          2.6%       228,238         2.5%          220,791       2.6%
     60 to 89 days........              221,120          2.0%       173,531         1.9%          157,923       1.9%
     90 or more days......              474,224          4.3%       365,963         3.9%          319,031       3.7%
                                 --------------      --------  ------------      -------   --------------      -----
       Total                     $      980,587          8.9%  $    767,732         8.3%   $      697,745       8.2%
                                 ==============      ========  ============      =======   ==============      =====


     The seventy basis point increase in the managed delinquency rates over September 30, 2000 primarily reflects a deterioration in the economy and the adoption of recent FFIEC guidelines on re-aging accounts effective January 1, 2001, which required us to report an additional $41.5 million of receivables as delinquent as of September 30, 2001. Without the impact of the recent FFIEC guidelines, the managed delinquency ratio was 8.5% as of September 30, 2001. We continue to focus our resources on collection efforts to minimize delinquency levels.

         Net Charge-Offs

     Net charge-offs are the principal amount of losses from cardholders unwilling or unable to make minimum payments, bankrupt cardholders and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees which are charged against the related income at the time of charge-off. The following table presents our net charge-offs for the periods indicated as reported in the consolidated financial statements on a managed portfolio basis:


                                                             Three Months Ended                     Nine Months Ended
                                                               September 30,                          September 30,
                                                               -------------                          -------------
                                                           2001               2000                2001             2000
                                                           ----               ----                ----             ----
(Dollars in thousands)
Owned basis:
     Average loans and retained
        interests in loans securitized
        outstanding ........................         $    3,650,294    $     2,609,287        $   3,491,472   $   2,292,435
     Net charge-offs .......................                 93,465             69,289              267,396         172,586
     Net charge-offs as a percentage
        of average loans outstanding (1)....                   10.2%             10.6%                 10.2%           10.1%
                                                     ===============   ===============        ==============   =============

Managed basis:
     Average loans outstanding .............         $    10,642,787   $     8,210,334        $   9,968,227   $   7,726,668
     Net charge-offs .......................                 286,248           202,716              799,734         561,695
     Net charge-offs as a percentage .......
        of average loans outstanding (1) ...                   10.7%              9.8%                 10.7%            9.7%
                                                     ===============   ===============        ==============   =============

(1) Annualized

     The increase in the managed net charge off ratio for both the three and nine month periods ended September 30, 2001 primarily reflect a deterioration in the economy. We believe, consistent with our statistical models and other credit analysis, this rate will continue to fluctuate between 10.5% and 11.5% over the next few quarters.

Provision and Allowance for Loan Losses

     We maintain an allowance for loan losses for owned loans and the retained interest in loans securitized. The portion allocated to the retained interest in loans securitized represents our estimate of a valuation adjustment to report this asset in accordance with SFAS 140. For securitized loans, anticipated losses and related provisions for loan losses are reflected in the calculation of net securitization and credit card servicing income. We make provisions for loan losses in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future loan losses, net of recoveries, inherent in the existing loan portfolio.

         The provision for loan losses on a managed basis for the three- and nine-month periods ended September 30, 2001 totaled $333.6 million and $909.2 million compared to provisions of $248.9 million and $666.0 million for the three- and nine-month periods ended September 30, 2000. The increase for the three- and nine-month periods ended September 30, 2001, as compared to the three- and nine-month periods ended September 30, 2000, is reflective of the increase in credit card loans and an increase in net charge-offs as a percentage of managed loans outstanding.

     The ratio of allowance for loan losses to period-end loans on a managed basis was 8.0% at September 30, 2001 compared to 8.2% at December 31, 2000 and 8.6% at September 30, 2000. The reduction in the allowance as a percentage of loans and as a percentage of 30-day plus receivables reflects a reduction in our partially secured credit card portfolio and related reserve requirements and continued seasoning of our credit card portfolio. As of September 30, 2001, 70% of our outstanding receivable balance has been with us over two years. Furthermore, we continue to see improvements in early stage delinquencies due to tighter underwriting and better account analysis and management.

     As announced on September 20, 2001, we provided relief to customers in the geographic areas around the New York City and Washington D.C as a result of the September 11 terrorist attacks. Customers in these areas with payment due dates from September 11 to October 11 will not incur late fees due to possible delays in the U.S. Postal Service. We estimate that the overall impact of this relief program was approximately $2 million of waived late fees in the third quarter of 2001. We continue to monitor the impact of the September 11 events on collections, charge-offs and our reserve requirements. Collections on customer accounts and corresponding payments, subsequent to September 11, have continued to be in line with our expectations.

     We believe the allowance for loan losses is adequate to cover probable future losses inherent in the loan portfolio under current conditions. However, there can be no assurance as to the future credit losses that may be incurred in connection with our loan portfolio, nor can there be any assurance that the loan loss allowance that has been established will be sufficient to absorb future loan losses. We continually monitor the allowance for loan losses and make additional provisions to the allowance as we deem appropriate.

Derivatives Activities

     We use derivative financial instruments for the purpose of managing our exposure to interest rate risks. We have a number of procedures in place to monitor and control both market and credit risk from these derivatives activities. Our senior management approves all derivative strategies and transactions.


Liquidity, Funding and Capital Resources

     One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Liquidity management is a dynamic process affected by changes in short- and long-term interest rates. We use a variety of financing sources to manage liquidity, refunding and interest rate risks.

     We finance the growth of our credit card loan portfolio through cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances. The outstanding balance and related weighted average interest rate on our financing sources as of September 30, 2001 and December 31, 2000 are as follows:


                                                        Weighted-                                   Weighted-
                               September 30,             Average               December 31,           Average
                                    2001              Interest Rate                2000            Interest Rate
                                    ----              -------------                ----            -------------

Term loan due 2003 .........          100,000              6.7%                     100,000             9.4%
Bank conduit due 2002 ......           95,000              3.3%                          --              --
Bank conduit ...............               --               --                      213,000             7.6%
Senior note due 2004 .......          100,000             10.0%                     100,000            10.0%
Senior note due 2006 .......          145,697             11.5%                     145,024            11.6%
Other long-term debt .......           10,774              8.6%                      11,042             8.4%
Equity .....................        1,082,945               --                      883,553              --
Deposits ...................        2,135,538              5.6%                   2,106,199             6.8%
Metris Master Trust ........        7,161,810              4.2%                   5,857,224             7.0%
                               --------------                                 -------------
Total period-end

   funding .................       10,831,764              4.7%                   9,416,042             7.1%
                               ==============                                 =============




     During the three- and nine-month periods ended September 30, 2001 we received net proceeds of $399.5 million and $1,091.9 million, respectively, from sales of credit card loans to the trust and conduits. We used cash generated from these transactions to fund credit card loan portfolio growth. During the three- and nine-month periods ended September 30, 2000 we received net proceeds of $211.0 million and $177.0 million, respectively, from the trust and conduits. We financed these receivables on our balance sheet with the growth in our subsidiary bank deposit program.

     Deposits consist of certificates of deposit of $100,000 or more issued by Direct Merchants Bank, our subsidiary. Original maturities on deposits range from six months to five years and three months to five years as of September 30, 2001 and December 31, 2000, respectively. These CDs pay fixed interest rates ranging from 3.1% to 7.6% and 5.4% to 7.6%, respectively.

     We have a $170 million, three-year revolving credit facility of which the total amount was available at September 30, 2001 and December 31, 2000. At September 30, 2001 and December 31, 2000 we were in compliance with all financial covenants under our credit agreements.

     As the portfolio of credit card loans grows our funding needs will increase accordingly. We believe that our cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances will provide us with adequate liquidity for meeting anticipated cash needs, although no assurance can be given to that effect.

Newly Issued Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes accounting and reporting standards for goodwill and other intangible assets. It requires enterprises to test these assets for impairment upon adoption of SFAS 142 as well as on an annual basis, and reduce the carrying amount of these assets if they are found to be impaired. Goodwill and other intangible assets with an indefinite useful life will no longer be amortized. Other intangible assets with an estimable useful life will continue to be amortized over their useful lives. This statement is effective for goodwill and intangible assets included on the balance sheet for all fiscal years beginning after December 15, 2001. The adoption of the new standard will not have a material impact on our financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. The standard is effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The adoption of the new standard will not have a material impact on our financial statements.

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

     Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors, which can not be predicted with certainty, will be important in determining future results. Among such factors are higher default and bankruptcy rates of our target market of moderate-income consumers, interest rate risks, risks associated with acquired portfolios, dependence on the securitization markets and other funding sources, state and federal laws and regulations that limit our business activities, product offerings and fees, privacy laws that could result in lower marketing revenue and penalties for non-compliance, and general economic conditions that can have a major impact on the performance of loans. Each of these factors and others are more fully discussed under the caption "Business--Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. As a result of these factors, we cannot guarantee any forward-looking statements. Actual future results may vary materially. Also, please note that the factors we provide are those we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here or in our 10-K for the year ended December 31, 2000 could also adversely affect us.

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

     Our primary managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime Rate. We fund credit card loans through a combination of cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances. Our securitized loans are owned by a trust and bank-sponsored single-seller and multi-seller receivable conduits, which have committed funding primarily indexed to variable commercial paper rates and LIBOR. The $270 million bank credit facility has pricing that is also indexed to LIBOR or Prime Rate. The subsidiary bank deposits are issued at fixed interest rates. We have entered into interest rate swap agreements which effectively converted $420 million of deposits to rates indexed to LIBOR. The long-term debt is at fixed interest rates. At September 30, 2001 approximately 10.0% of the trust and conduit funding of securitized receivables was funded with fixed rate securities.

     In an interest rate environment with rates at or below current rates, 90.0% of the securitization funding for the managed loan portfolio is indexed to floating commercial paper and LIBOR rates. In an interest rate environment with rates significantly above current rates, the potentially negative impact on earnings of higher interest expense is mitigated by fixed rate funding and interest rate cap contracts.

     The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points. Assuming that we take no counteractive measures, a 200 basis point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, will result in an increase in net income of approximately $18.8 million relative to a base case over the next 12 months; while a decrease of 200 basis points will result in a reduction in net income of approximately $5.4 million. You should not construe our use of this methodology to quantify the market risk of financial instruments as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our cardholders. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

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

                         On May 3, 2001, Direct Merchants Bank entered into a
                consent order with the Office of the Comptroller of the Currency ("OCC"). The consent order requires Direct Merchants Bank to pay approximately $3.2 million in restitution to about 62,000 credit card customers who applied for and received a credit card in connection with a series of limited test marketing campaigns from March 1999 to June 1, 2000. Under the terms of the consent order, Direct Merchants Bank made no admission or agreement on the merits of the OCC's assertions. The restitution as required by the OCC consent order is reflected in our September 30, 2001 financial statements. We believe that Direct Merchants Bank's agreement with the OCC will not have a material adverse effect on the financial position of Metris Companies Inc. or Direct Merchants Bank.

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

                    11   Computation of Earnings Per Share.

               (b)  Reports on Form 8-K: Not applicable

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     METRIS COMPANIES INC.
                                         (Registrant)


Date:      November 14, 2001              By: /s/ David D. Wesselink
                                             -----------------------
                                             David D. Wesselink
                                             Vice Chairman
                                             Principal Financial Officer


Date:      November 14, 2001              By: /s/ Mark P. Wagener
                                             --------------------
                                             Mark P. Wagener
                                             Senior Vice President, Controller
                                             Principal Accounting Officer