Form 10-K
period 2001-12-31
METRIS COMPANIES INC
filed 2002-03-22
CIK 1021061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	001-12351 Commission file number

METRIS COMPANIES INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	41-1849591 (I.R.S. Employer Identification No.)

10900 Wayzata Boulevard, Minnetonka, Minnesota 55305-1534
(Address of principal executive offices)

(952) 525-5020
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.

As of March 15, 2002, 62,225,770 shares of the Registrant’s Common Stock were outstanding and the aggregate market value of common stock held by non–affiliates of the Registrant on that date was approximately $1,448,927,016 based upon the closing price on the New York Stock Exchange on March 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the Annual Meeting of Shareholders of Metris Companies Inc. to be held on May 7, 2002, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, are incorporated by reference in Part III.

PART I

Item 1.    Business

Metris Companies Inc. (“MCI”) and its subsidiaries, which may be referred to as “we,” “us,” “our,” and the “Company,” is one of the nation’s leading providers of financial services products and services. The company issues credit cards through its wholly owned subsidiary, Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank”), the 10th largest bankcard issuer in the United States. As a top-tier enhancement services company, MCI also offers consumers a variety of products, including credit card protection and insurance, extended service plans and membership clubs. Our credit card customers and prospects include individuals for whom credit bureau information is available (“external prospects”) and persons identified through other third-party sources including customer lists and databases. We market our enhancement services, including debt waiver programs, membership clubs, extended service plans and third-party insurance to our credit card customers, customers of third parties and the broad market.

MCI was incorporated in Delaware on August 20, 1996, and completed an initial public offering in October 1996. Our principal subsidiaries are Direct Merchants Bank, Metris Direct, Inc. and Metris Receivables, Inc.

Business Segments

We measure performance and operate in two business segments:

•	Consumer Lending Products, which are primarily unsecured and partially secured credit cards issued by Direct Merchants Bank; and

•
Enhancement Services, which include credit protection, membership clubs, extended service plans and third-party insurance offered to our credit card customers, customers of third parties and the broad market.

We generate income from our consumer lending products through:

•	interest and other finance charges assessed on outstanding credit card loans;

•	credit card fees (including annual membership, cash advances, overlimit fees, and late fees);

•	interchange fees; and

•	collections and sales on recovery assets.

The primary expenses of this business are:

•	the costs of funding the loans;

•	provisions for loan losses and operating expenses, including employee compensation, account solicitation and marketing expenses; and

•	data processing and servicing expenses.

Profitability is affected by:

•	response and approval rates to solicitation efforts;

•	loan growth;

•	interest spreads on loans;

•	credit card usage;

•	credit quality (delinquencies and charge-offs);

•	card cancellations; and

•	fraud losses.

Our consumer lending business primarily targets moderate-income consumers who we believe have historically been overlooked by other credit card companies. We target and evaluate prospective customers in this market by using our proprietary scoring techniques, together with information from credit bureaus and other customer lists and databases, to determine a potential customer’s creditworthiness. We also use sophisticated modeling techniques to evaluate the expected risk, responsiveness and profitability of each prospective customer and to offer and price the products and services we believe to be appropriate for each customer. (See more detailed discussion following under the caption “Business Lines” on pages 4 through 14 of this Report.)

In addition to sales to third parties, the enhancement services business derives benefits from our consumer lending business because we cross-sell these services to our credit cardholders. Nonetheless, our two business segments are different with respect to the factors that affect profitability, including how income is generated and how expenses are incurred. These differences require us to manage our operations separately.

We receive revenue from our enhancement services through fees for those services.

Expenses include costs of:

•	solicitation;

•	underwriting and claims servicing expenses;

•	fees paid to third parties; and

•	other operating expenses.

The primary factors that affect profitability for this business are:

•	response rates to solicitation efforts;

•	returns or cancel rates;

•	renewal rates; and

•	claims rates.

Strategy

The principal components of our strategy are the following:

Identify and solicit additional external prospects for credit cards

We intend to continue adding credit card accounts through the use of our own internally developed risk models. We have developed our own proprietary credit risk modeling system. By incorporating individual credit information from the major credit bureaus into this proprietary modeling system, we expect to generate additional customer relationships from external prospects.

Use risk-based pricing

We determine the specific pricing for an individual’s credit card offer through the prospective customer’s risk profile and expected responsiveness prior to solicitation and continually monitor and adjust pricing as the relationship continues, a practice known as “risk-based pricing.” We believe the use of risk-based pricing allows us to maximize the profitability of a customer relationship.

Pursue acquisitions of credit card portfolios or businesses

We pursue acquisitions of credit card portfolios or businesses whose customers fit our product and target market profile or which otherwise strategically fit with our business.

Increase the number of third-party customers using our products and services

We seek to access additional customers for our products and services by establishing relationships with third parties. Our strategy is to continue to use our proprietary risk, response and profitability models to solicit strategic partners’ customers for credit cards and to focus our cross-selling activities in order to increase the volume of enhancement services products purchased by these customers.

Sell multiple products and services to each customer

We intend to use interactions with our customers to sell additional products, thereby leveraging our account acquisition costs and infrastructure. Currently, we focus our efforts on selling enhancement services to our credit card customers and customers of third parties.

Diversify product offerings to our customers

We segment markets to expand the success of our existing consumer lending products and enhancement services. We analyze the data in our proprietary database and the databases of others to determine the needs of our target markets. Then we develop, test and effectively market these new products to our target markets.

Business Lines

We operate through two businesses: consumer lending products and enhancement services.

Consumer Lending Products

Products

Our consumer lending products are primarily unsecured and partially secured credit cards, including the Direct Merchants Bank MasterCard® and Visa®. We offer co–branded credit cards and may also offer other consumer lending products either directly or through alliances with other companies. At December 31, 2001, we had approximately 4.9 million credit card accounts with approximately $11.9 billion in managed credit card receivables. According to the Nilson Report, at December 31, 2001, we were the 9th largest MasterCard® issuer in the United States based on the number of cards issued, and the 10th largest bankcard issuer based on managed credit card loan balances.

Prospects

Our primary sources of prospects to solicit for credit card offers are obtained from credit bureau queries and individuals in third-party customer lists and databases. Currently, our most significant source is the leads obtained from credit bureau inquiries.

Credit Scoring

We use internally and externally developed proprietary models to enhance our evaluation of prospects. These models help segment prospects into narrower ranges within each risk score provided by Fair, Isaac and Co. (“FICO”), allowing us to better evaluate individual credit risk and to tailor our risk-based pricing accordingly. We also use this segmentation to exclude certain individuals from our marketing solicitations.

We generate external prospects from lists obtained from the major credit bureaus based on criteria established by us as well as from other third-party sources. We use proprietary models and additional analysis in conjunction with the files obtained from credit bureaus to further segment prospects based upon their likelihood of default.

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

We believe that both the proprietary models and our internal credit score give us a competitive advantage in evaluating the credit risk of moderate-income consumers and thereby broaden our customer prospect base. After every marketing campaign, we monitor the performance of the proprietary models and continually re-evaluate the effectiveness of these models in segmenting credit risk, resulting in further refinements to our selection criteria for prospects. Over time, we believe that we will capture additional credit information on the behavioral characteristics of prospects which will allow us to further increase the effectiveness of our proprietary models.

Solicitation

Prospects for solicitation include both external prospects and customers of third parties. We contact prospects on a nationwide basis primarily through pre-screened direct mail, invitation to apply and telephone solicitations. We receive responses to our solicitations, perform fraud screening, verify name and address changes, and obtain any information which may be missing from the application. We then make the credit decisions and approve, deny or begin the exception processing. We process exceptions for, among other things, derogatory credit bureau information and fraud warnings. Our credit analysts process exception applications based on policies approved by our credit policy committee.

Pricing

Through risk-based pricing, we price credit card offers based upon a prospect’s risk profile prior to solicitation or upon receipt of an application. We evaluate a prospect to determine credit needs, credit risk and existing credit availability, and then develop a customized offer that includes the most appropriate product, brand, pricing and credit line. We have numerous pricing structures on our credit card products. After credit card accounts are opened, we periodically monitor customers’ internal and external credit performance and recalculate delinquency, profitability, attrition and bankruptcy predictors. As customers evolve through the credit life cycle and are regularly rescored, the lending relationship may evolve to include more or less restrictive pricing and product configurations.

Age of Portfolio

The following tables set forth, as of December 31, 2001 and 2000, the number of credit card accounts and the amount of outstanding loans based on the age of the managed accounts. (Accounts in acquired portfolios are presented based on when the account was originated with the previous issuer.)

(Dollars in thousands)
2001
Age Since Origination	Number of Accounts	Percentage of Accounts	Loans Outstanding	Percentage of Loans Outstanding
0-6 Months	587,942	11.9%	$576,621	4.8%
7-12 Months	466,773	9.5%	756,112	6.4%
13-18 Months	552,678	11.2%	976,050	8.2%
19-24 Months	547,183	11.1%	1,160,980	9.8%
25-36 Months	613,626	12.5%	1,767,649	14.8%
37+ Months	2,161,177	43.8%	6,668,741	56.0%

Total	4,929,379	100.0%	$11,906,153	100.0%

2000
Age Since Origination	Number of Accounts	Percentage of Accounts	Loans Outstanding	Percentage of Loans Outstanding
0-6 Months	754,748	16.9%	$626,709	6.8%
7-12 Months	700,055	15.7%	843,396	9.1%
13-18 Months	456,801	10.2%	819,667	8.8%
19-24 Months	252,058	5.6%	521,530	5.6%
25-36 Months	596,358	13.4%	1,672,647	18.0%
37+ Months	1,703,962	38.2%	4,789,159	51.7%

Total	4,463,982	100.0%	$9,273,108	100.0%

Geographic Distribution

We solicit credit card customers on a national basis and, therefore, maintain a geographically diversified portfolio. The following tables show the distribution of accounts and amount of outstanding loans by state, as of December 31, 2001 and 2000.

(Dollars in thousands)
2001
State	Number of Accounts	Percentage of Accounts	Loans Outstanding	Percentage of Loans Outstanding
California	684,964	13.9%	$1,487,384	12.5%
New York	426,585	8.7%	1,001,146	8.4%
Texas	407,072	8.3%	963,379	8.1%
Florida	354,529	7.2%	866,722	7.3%
Illinois	210,230	4.3%	493,124	4.1%
Ohio	186,421	3.8%	483,621	4.1%
Pennsylvania	161,812	3.3%	407,574	3.4%
New Jersey	156,847	3.2%	354,337	3.0%
Michigan	135,341	2.7%	338,404	2.8%
Georgia	123,223	2.5%	320,815	2.7%
Virginia	122,899	2.5%	313,126	2.6%
All others (1)	1,959,456	39.6%	4,876,521	41.0%

Total	4,929,379	100.0%	$11,906,153	100.0%

2000
State	Number of Accounts	Percentage of Accounts	Loans Outstanding	Percentage of Loans Outstanding
California	607,333	13.6%	$1,170,856	12.6%
Texas	382,037	8.6%	789,888	8.5%
New York	373,952	8.4%	755,207	8.1%
Florida	325,352	7.3%	690,960	7.5%
Ohio	170,282	3.8%	375,759	4.1%
Illinois	180,612	4.0%	371,976	4.0%
Pennsylvania	142,140	3.2%	303,338	3.3%
Michigan	120,718	2.7%	257,569	2.8%
New Jersey	131,746	3.0%	254,643	2.7%
Georgia	116,016	2.6%	250,599	2.7%
Virginia	114,050	2.6%	245,829	2.7%
North Carolina	109,858	2.5%	231,943	2.5%
All others (1)	1,689,886	37.7%	3,574,541	38.5%

Total	4,463,982	100.0%	$9,273,108	100.0%

(1)	No other state accounts for more than 2.5% of loans outstanding.

Credit Lines

Once we approve an account, we use automated screening and credit scoring techniques to establish an initial credit line based on the individual’s risk profile. We may elect, at any time and without prior notice to a cardholder, to prevent or restrict further credit card use by the cardholder, usually as a result of poor payment performance or our concern over the creditworthiness of the cardholder. We manage credit lines based on the results of the behavioral scoring analysis, and in accordance with our internally established criteria. These analytic models automatically and regularly assign credit line increases and decreases to individual customers, as well as determine the systematic collection steps to be taken at the various stages of delinquency. We use these  models to manage the authorization of each transaction, as well as the collections strategies used for non-delinquent accounts with balances above their assigned credit lines.

The following tables set forth information with respect to credit limit and account balance ranges of our managed loan portfolio, as of December 31, 2001 and 2000.

(Dollars in thousands)

2001
Credit Limit Range	Number of Accounts	Loans Outstanding	Percentage of Loans Outstanding	Open to Buy	Percentage Utilized
$1,000 or Less	480,909	$275,322	2.3%	$102,657	72.8%
$1,001-$2,000	566,593	558,262	4.7%	396,326	58.5%
$2,001-$3,500	774,180	1,097,179	9.2%	1,123,276	49.4%
$3,501-$5,000	768,475	1,439,888	12.1%	1,882,893	43.3%
$5,001-$10,000	1,585,518	4,508,918	37.9%	6,959,736	39.3%
Over $10,000	753,704	4,026,584	33.8%	5,213,070	43.6%

Total	4,929,379	$11,906,153	100.0%	$15,677,958	43.2%

2000
Credit Limit Range	Number of Accounts	Loans Outstanding	Percentage of Loans Outstanding	Open to Buy	Percentage Utilized
$1,000 or Less	742,667	$386,865	4.2%	$116,715	76.8%
$1,001-$2,000	614,746	673,919	7.2%	356,481	65.4%
$2,001-$3,500	804,028	1,323,157	14.3%	988,615	57.2%
$3,501-$5,000	731,754	1,698,768	18.3%	1,536,701	52.5%
$5,001-$10,000	1,405,708	4,636,867	50.0%	5,872,441	44.1%
Over $10,000	165,079	553,532	6.0%	1,986,399	21.8%

Total	4,463,982	$9,273,108	100.0%	$10,857,352	46.1%

(Dollars in thousands)

2001
Account Balance Range	Number of Accounts	Loans Outstanding	Percentage of Loans 1 Outstanding	Open to Buy	Percentage Utilized
Credit Balance	58,543	$(5,782)	(0.1%)	$242,223	(2.4%)
No Balance	1,256,609	—	—	6,873,759	—
$1,000 or Less	1,021,506	445,748	3.8%	3,399,472	11.6%
$1,001-$2,000	602,868	895,632	7.5%	1,349,978	39.9%
$2,001-$3,500	643,048	1,751,345	14.7%	1,382,679	55.9%
$3,501-$5,000	464,559	1,962,426	16.5%	998,741	66.3%
$5,001-$10,000	728,695	5,063,594	42.5%	1,310,997	79.4%
Over $10,000	153,551	1,793,190	15.1%	120,109	93.7%

Total	4,929,379	$11,906,153	100.0%	$15,677,958	43.2%

2000
Account Balance Range	Number of Accounts	Loans Outstanding	Percentage of Loans Outstanding	Open to Buy	Percentage Utilized
Credit Balance	60,809	$(6,345)	(0.1%)	$208,754	(3.1%)
No Balance	854,604	—	—	4,926,960	—
$1,000 or Less	1,232,581	571,426	6.2%	2,704,744	17.4%
$1,001-$2,000	631,019	978,220	10.5%	1,016,205	49.0%
$2,001-$3,500	673,321	1,890,114	20.4%	939,575	66.8%
$3,501-$5,000	460,109	1,996,404	21.5%	579,606	77.5%
$5,001-$10,000	536,680	3,612,067	39.0%	459,380	88.7%
Over $10,000	14,859	231,222	2.5%	22,128	91.3%

Total	4,463,982	$9,273,108	100.0%	$10,857,352	46.1%

During 2000 and 2001, the Company completed an industry competitive analysis which indicated that our credit limits to our customers were significantly below those offered by our competitors to comparable customers. As a result, during 2001, the Company provided to its best customers credit line increases in line with our competitors. As a result of line increases and continued seasoning of the portfolio, during the past year, the amount of receivables attributed to accounts with balances in excess of $5,000 increased from 41.5% to 57.6% and accounts with balances in excess of $10,000 increased from 2.5% to 15.1%.

The average account balance as of December 31, 2001 was $2,415, and the average account balance as of December 31, 2000 was $2,007.

Servicing, Billing and Payment

We have established a relationship with First Data Resources, Inc. (“FDR”) for cardholder processing services. FDR is a subsidiary of First Data Corporation, a provider of information processing and related services, including cardholder processing (services for financial institutions which issue credit cards to cardholders), and merchant processing (services for financial institutions which make arrangements with merchants for the acceptance of credit cards as methods of payment). FDR provides the following services for us:

•	data processing;

•	credit card reissuance;

•	monthly statements; and

•	interbank settlement.

Our processing services agreement with FDR expires in 2011. We handle the following functions internally:

•	applications processing; and

•	back office support for mail inquiries and fraud management.

In addition, we handle most inbound customer service telephone calls for our customer base.

We generally assess periodic finance charges on an account if the cardholder has not paid the balance in full from the previous billing cycle. We base these finance charges on the average daily balance outstanding on the account during the monthly billing cycle.

If we are not paid in full prior to the due date, which is generally 25 days after the statement cycle date and applicable grace period, we impose finance charges on all purchases from the date of the transaction to the statement cycle date. We also impose finance charges on each cash advance from the day we make the advance until the cardholder pays the advance in full. We apply finance charges to the average daily balance. We do not impose a finance charge on purchases if cardholders pay the entire balance on the account by the due date.

We assess an annual fee on some credit card accounts. We may waive the annual fee, or a portion thereof, in connection with the solicitation of new accounts depending on the credit terms offered, which we determined based on the prospect’s risk profile prior to solicitation, or when we determine a waiver to be appropriate considering the account’s overall profitability. In addition to the annual fee, we charge accounts other fees, including:

•	a late fee with respect to any unpaid monthly balance if we do not receive the required minimum monthly payment by the due date;

•	a cash advance fee for each cash advance;

•	a fee with respect to each check submitted by a cardholder in payment of an account, which the cardholder’s bank does not honor;

•	an overlimit charge if, at any time during the billing cycle, the total amount owed exceeds the cardholder’s credit line by an amount consistent with the cardholder agreement; and

•	card processing or application fees for some credit card offers.

Each cardholder is subject to an agreement governing the terms and conditions of their account. Pursuant to the agreement, we reserve the right to change or terminate certain terms, conditions, services and features of the account (including periodic finance charges, late fees, returned check charges and any other charges, or the minimum payment), subject to the conditions set forth in the cardholder agreement.

FDR sends monthly billing statements to cardholders on our behalf. When we establish an account, we assign a billing cycle to it. Each of these cycles has a separate monthly billing date based on the business day of the calendar month on which the cycle begins. Each month, we send a statement to all accounts with an outstanding balance greater than $1. All cardholders with open accounts must make a minimum monthly payment, generally the greater of: $15, 2.5% of the outstanding balance, the finance charge or the balance of the account if the balance is less than $15, plus any past due amount. If we do not receive the minimum payment by the due date, we consider the account delinquent.

Most merchant transactions by cardholders are authorized online. The remaining transactions generally are low dollar amounts, typically below $50. All authorizations are handled through FDR’s adaptive control and fraud detection systems.

Delinquency, Collections and Charge-offs

We consider an account delinquent if we do not receive a payment due within 25 days from the closing date of the statement. Once an account becomes delinquent, the equivalent of three minimum payments must be received before we re-age the account to current. We handle collections internally, and we determine the appropriate collection action to take by using the adaptive control system, which continually monitors all delinquent accounts. We close accounts that become 60 days contractually delinquent, but do not necessarily charge them off. We charge off and take accounts as a loss either:

•	within 60 days after formal notification of bankruptcy;

•	at the end of the month during which most unsecured accounts become contractually 180 days past due; or

•
at the end of the month during which unsecured accounts that have entered into a credit counseling or other similar program and later become contractually 120 days past due and at the end of the month during which partially secured accounts become contractually 120 days past due.

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

Asset Securitizations and Other Funding Vehicles

Our securitizations involve packaging and selling pools of both current and future receivable balances on credit card accounts, in which we retain the servicing of such receivables. Our securitizations are treated either as sales or collateralized borrowing agreements under accounting principles generally accepted in the United States of America. The securitized receivables accounted for as sales are removed from our balance sheet and treated as managed loans.

We primarily securitize receivables by selling the receivables either to our proprietary trust, the Metris Master Trust, or to bank–sponsored single-seller and multi–seller commercial paper conduits.

The Metris Master Trust

The Metris Master Trust (“Master Trust”) was formed in May 1995 pursuant to a pooling and servicing agreement, as amended. Metris Receivables, Inc. (“MRI”), one of our subsidiaries, transfers receivables in designated accounts to the Master Trust in exchange for proceeds and an interest in the Master Trust. MRI may then exchange portions of this interest for one or more series of securities which it may then sell publicly or privately to third–party investors. The securities each represent undivided interests in all of the receivables in the Master Trust, and may be split into separate classes which have different terms. The different classes of an individual series are structured to obtain specific credit ratings. As of December 31, 2001, 15 series of publicly issued securities were outstanding. We currently retain the most subordinated class of securities in each series and sell all the other classes.

Generally, each series involves an initial reinvestment period, referred to as the “revolving period,” in which principal payments on receivables allocated to such series are returned to MRI and reinvested in new receivables arising in the accounts. After the revolving period ends, principal payments allocated to the series are then accumulated and used to repay the investors. This period is referred to as the accumulation period, and is followed by a controlled amortization period wherein investors are repaid their invested amount. Currently, the Master Trust has two series in an accumulation period and no series in a controlled amortization period. The scheduled accumulation and amortization periods are set in the agreements governing each series. However, all series set forth certain events by which accumulation and amortization can be accelerated, referred to as “early amortization.” Usually, this would occur if the portfolio collections, less charge-offs for bad debt, financing costs and operational costs, drop below zero. New receivables in designated accounts cannot be funded while a series is in early amortization. We currently do not have any series that are in early amortization.

On a monthly basis, each series is allocated its share of finance charge collections, which are used to pay investors interest on their securities, pay their share of servicing fees and reimburse investors for their share of losses due to charge-offs. Amounts remaining may be deposited in cash accounts of the Master Trust as additional protection for future losses. Once each of these obligations is fully met, any remaining finance charge collections, if any, are returned to us.

Bank–Sponsored Conduit Programs

We maintain flexibility in our current funding program by maintaining primarily bank–sponsored commercial paper conduits. These conduits purchase an interest in receivables arising in designated accounts. These transactions also feature a revolving period in which principal payments on receivables allocated to the conduits are returned to us and reinvested in new receivables. These agreements also have early amortization triggers. Finance charge collections are used to pay certain obligations, including servicing fees, interest on the principal amount of the conduits investment in the applicable receivables, and recouping charge-offs. After such allocation, remaining finance charge collections, if any, are returned to us.

Additional information regarding asset securitization is set forth under the caption “Liquidity, Funding and Capital Resources” on pages 43 through 47 of this Report.

Recovery Asset Collections and Sales

magnUS Services, Inc. (“magnUS”), our wholly-owned third-party collection agency, services both pre- and post-charged-off debt from a variety of sources. magnUS manages the Direct Merchants Bank charged off portfolio from initial charge-off through account resolution, as well as working pre-determined delinquent billing cycles, prior to an account being charged off. Additionally, magnUS services charged-off debt from other third parties and purchased portfolios. magnUS uses sophisticated modeling techniques to target collection efforts toward customers with a high probability of securing payment. Revenue is generated based on collection efforts through contracted contingency rates with third parties. Revenue for purchased portfolios is recognized through accretion accounting.

Enhancement Services

We market enhancement services in three principal lines of business:

Credit protection and insurance products, including:

•	credit account protection benefits arising from death, unemployment, disability or family leave; and

•	third-party insurance offered directly to our credit card customers.

Membership products, including:

•	membership benefit programs in categories such as credit bureau monitoring, fraud prevention and resolution, travel, credit card purchase protection or automotive assistance.

Warranty products, including:

•	extended service plans for third party retail products; and

•	warranties for home appliances, systems and electronics.

We currently market the following programs:

Credit Protection and Insurance Products

Credit protection and insurance products are sold exclusively to Direct Merchants Bank credit card customers.

Account Protection PlusSM is a program that will waive the balance of a customer’s Direct Merchants Bank credit card account (up to the credit limit) in the event of the cardholder’s death. It further protects this account in the event of involuntary unemployment, disability or the need to take a Family Medical Leave Act leave of absence from employment. In these situations, the customer’s account is “frozen” with no payments due or interest accruing up to the maximum period of time permissible for each event.

Account Benefit Plan is a program that will waive the balance of a customer’s Direct Merchants Bank credit card account (up to the credit limit) in the event of the cardholder’s death.

Credit Life Insurance offers our credit card customers traditional life insurance benefits that will pay the balance of the Direct Merchants Bank credit card account in the event of the cardholder’s death. Additional coverage may be available on a state-by-state basis that will pay the minimum payment due on the covered account in the event of unemployment or disability. The insurance benefits are offered by insurance companies that reinsure those policies with ICOM Limited, our captive insurance subsidiary.

Syndicated Insurance Products.    We cooperate with a variety of insurance companies to sell their regulated products to Direct Merchants Bank customers. These transactions may follow different constructs. In the simplest, the insurance company pays us a fee for access to a select list of customers, the opportunity to leverage Direct Merchants Bank’s name during solicitation and billing processes that we support. When it is in our best interest, we acquire the marketing margin associated with product sales. In this construct, our licensed insurance agency, MES Insurance Agency, LLC, manages all customer solicitation and its expense in exchange for commission. Lastly, in low risk products, our captive insurance company, ICOM Limited, re-insures the risk of the policies sold. This may range from a minority percentage to all risk of loss. In this situation, the administrative costs of servicing these policies are borne by us.

Membership Products

Membership products are sold to customers of Direct Merchants Bank, customers of third-party partners, and directly to consumers.

DirectAlert® helps members monitor and review their credit report through the following benefits:

•	unlimited access to their credit report in easy to read paper or electronic (online) formats;

•	regular monitoring updates detailing changes in their credit bureau report;

•	information about inquiries or new trade lines opened in their name; and

•	access to expert information to assist with handling disputes.

Fraud Alert ServicesSM provides members with a comprehensive ability to deal with the risks associated with the sudden loss of personal financial information. Members receive personal computer firewall software to protect their home computers from attacks by hackers. If credit cards or wallets are lost or stolen, members can have all their issuers notified with a single call and emergency cash or airline tickets can be delivered to travelers away from home. Should any member become the victim of identity theft, experts will help members resolve these issues by assisting with law enforcement officials, credit bureaus and other necessary parties.

PurchaseShield® is a membership program that offers various levels of purchase protection to its members. Eligible purchases made on members’ credit cards are protected with the following benefits:

•	extended manufacturers warranty;

•	sale price protection; and

•	product return guarantee.

In addition, PurchaseShield® offers its members a household repair rebate that can be used on certain in-home electro-mechanical item repairs. This program is administered internally, and all revenues and expenses are our responsibility.

RoadSaverSM provides members with emergency roadside assistance, an automotive mechanic helpline, customized trip planning, and car buyer information services. Members are covered regardless of the car in which they are travelling, and a single RoadSaverSM membership covers all household family members.

TripSaverSM gives members a broad array of travel benefits – access to a full service travel agency, driving vacation packages, restaurant and entertainment discounts, automotive maintenance rebates and other special travel offers.

Warranty Products

Extended Service Plans.    We issue and administer extended service plans that provide warranty coverage beyond the manufacturer’s warranty period. In general, the extended service plans that we issue and administer provide customers with the right to have their covered purchases repaired, replaced, or in certain circumstances, the purchase price of the product refunded, within certain limits that we determine. The extended service plans that we have historically sold were to customers of Fingerhut, and with the likely conclusion of catalog sales operations at Fingerhut, we anticipate these programs to be in run-off. We will issue and administer the following programs over a period of up to three years based upon the original term purchased by a consumer. We are responsible for all claims made during this period.

ServiceEdge® is an extended service plan issued and administered by us for consumer electronics and other electro-mechanical items. ServiceEdge® customers have the right to have their purchases repaired or replaced in the event of electrical or mechanical failure or defects in materials and workmanship for covered events after the manufacturer’s warranty expires.

Quality Furniture CareSM is our extended service plan program for furniture. The services provided to Quality Furniture CareSM customers include stain cleaning, structural defect or damage repair, or replacement if the merchandise cannot be repaired.

Quality Jewelry CareSM is our extended service plan for jewelry. The services provided to Quality Jewelry CareSM customers include repair, soldering, ring sizing, prong re-tipping and cleaning.

Home Warranties offer consumers a bundled coverage of existing home appliances, electronics, heating, ventilation, or air conditioning systems, plumbing and electrical service. These are relatively common products that protect the consumer beyond the usual manufacturer’s warranty. We issue and administer products that offer a variety of coverages. We are responsible for all revenues and claims costs of these products. These products are marketed to the customers of Direct Merchants Bank and our third party partners, as well as to the broad market.

Home ServiceEdgeSM covers repairs for up to 11 major home appliances and systems. It is targeted towards homeowners or consumers who have responsibility for the upkeep of their kitchen and utility appliances, and home heating/cooling systems. The plan will assist the customer in locating and arranging for repair service for covered products. In the event that a covered product cannot be fixed, we will pay a set dollar amount towards the replacement of the product. Home ServiceEdgeSM offers several different coverage and price point options to customers based upon their individual need.

Home Electronics Warranty covers common consumer home electronics, principally audio-visual products. We have designed this product to appeal to a broad spectrum of consumers, whether they are homeowners or renters.

Competition

As a marketer of consumer lending products, we compete with numerous providers of financial services, many of which have greater resources than we do. In particular, our credit card business competes with national, regional and local bankcard issuers as well as other general purpose credit and debit card issuers. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features; as a result, customer loyalty is often limited. However, we believe that our strategy of focusing on the moderate-income sector and our proprietary prospect database, proprietary models and internal credit scores allow us to compete effectively in the market for moderate-income cardholders. There are numerous competitors in the enhancement services market, including insurance companies, financial services institutions and other membership–based or consumer-enhancement service providers.

Regulation

The Company and Direct Merchants Bank

Direct Merchants Bank is a limited purpose credit card bank chartered as a national banking association. It is a member of the Federal Reserve System. Its deposits are insured by the Bank Insurance Fund which is administered by the Federal Deposit Insurance Corporation (“FDIC”) and it is subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency (“OCC”), its primary regulator. It is also subject to regulation by the FDIC, as a back-up regulator. Direct Merchants Bank is not a “bank” as defined under the Bank Holding Company Act of 1956 (“BHCA”), as amended, because it:

•	engages only in credit card operations;

•	does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others;

•	does not accept any savings or time deposits of less than $100,000, except for deposits pledged as collateral for extensions of credit;

•	maintains only one office that accepts deposits; and

•	does not engage in the business of making commercial loans.

If Direct Merchants Bank failed to meet the credit card bank criteria described above, Direct Merchants Bank’s status as an insured bank would make us subject to the provisions of the BHCA. We believe that becoming a bank holding company would limit our ability to pursue future opportunities.

The OCC, as our primary regulator, has established operating guidelines for national banks. As part of their normal periodic examination process, the OCC may, in its sole discretion, require banks to modify or stop current practices based on their interpretation of those guidelines. Such changes to our current or planned practices may have an impact on the capital, liquidity, earnings and management of Direct Merchants Bank, which in turn may impact MCI.

The OCC, the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision are expanding previously issued examination guidance for supervising subprime lending activities. This expanded guidance includes expectations for the allowance for loan losses and regulatory capital. Under the expanded guidance, the allowance for loan losses required for subprime loans should be sufficient to absorb at least all estimated credit losses on outstanding balances over the current operating cycle, typically 12 months. Each subprime lender is responsible for quantifying the amount of capital needed to offset the additional risk in subprime lending activities, and for fully documenting the methodology and analysis supporting the amounts specified. Given the higher risk inherent in subprime lending programs, examiners may expect that Direct Merchants Bank would hold capital against subprime portfolios in an amount that is one and one half to three times greater than what is appropriate for non-subprime assets of a similar type.

Exportation of Interest Rates and Fees

Under current judicial interpretations of federal law, national banks such as Direct Merchants Bank may charge interest at the rate allowed by the laws of the state where the bank is located and may “export” those interest rates on loans to borrowers in other states, without regard to the laws of such other states.

The United States Supreme Court has held that national banks may also impose late payment fees, overlimit fees, annual fees, cash advance fees and membership fees allowed by the laws of the state where the national bank is located on borrowers in other states, without regard to the laws of such other states. The Supreme Court based its opinion largely on its deference to a regulation adopted by the OCC that has been interpreted to permit national banks to export interest rates. As a result, national banks such as Direct Merchants Bank may export such fees.

Dividends and Transfers of Funds

There are various federal law limitations on the extent to which Direct Merchants Bank can finance or otherwise supply funds to MCI and its affiliates through dividends, loans or otherwise. These limitations include:

•	minimum regulatory capital requirements;

•	restrictions concerning the payment of dividends out of net profits or surplus; and

•	Sections 23A and 23B of the Federal Reserve Act governing transactions between a bank and its affiliates.

In general, federal law prohibits a national bank such as Direct Merchants Bank from making dividend distributions on common stock if the dividend would exceed currently available undistributed profits. In addition,

Direct Merchants Bank must get OCC approval prior to paying a dividend, if such distribution would exceed current year net income combined with retained earnings from the prior two years. Direct Merchants Bank cannot make a dividend if the distribution would cause it to fail to meet applicable capital adequacy standards. Finally, although not a regulatory restriction, the terms of certain debt agreements prohibit the payment of dividends in certain circumstances.

Capital Adequacy

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the banking agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation. FDICIA also provides that regulatory action may be taken against a bank that does not meet such standards.

The OCC has adopted regulations that define the five capital categories (well-capitalized, adequately-capitalized, undercapitalized, significantly-undercapitalized and critically-undercapitalized) identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leveraged capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. Under these guidelines, Direct Merchants Bank is considered well-capitalized.

The OCC’s risk-based capital standards explicitly consider a bank’s exposure to declines in the economic value of its capital due to changes in interest rates when evaluating a bank’s capital adequacy. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates. The evaluation will be made as a part of the institution’s regular safety and soundness examination.

The FDICIA requires the FDIC to implement a system of risk–based premiums for deposit insurance pursuant to which the premiums paid by a depository institution will be based on the probability that the FDIC will incur a loss in respect of such institution. The FDIC has adopted a system that imposes insurance premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating.

Under FDICIA, only “well-capitalized” and “adequately-capitalized” banks may accept brokered deposits. Direct Merchants Bank may accept deposits as part of its funding and began issuing certificates of deposit (“CDs”) in the first quarter of 1999. These CDs are issued through third-party registered deposit brokers and directly to the public in increments of $100,000 or more.

Lending Activities

Direct Merchants Bank’s activities as a credit card lender are also subject to regulation under various federal consumer protection laws including the Truth–in–Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act (“CRA”) and the Soldiers’ and Sailors’ Civil Relief Act. Regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order Direct Merchants Bank to pay restitution to injured cardholders. Cardholders may also bring actions for certain alleged violations of such regulations. Federal and state bankruptcy and debtor relief laws also affect Direct Merchants Bank’s ability to collect outstanding balances owed by cardholders who seek relief under these statutes.

The OCC’s CRA regulations subject limited purpose banks, including Direct Merchants Bank, to a “community development” test for evaluating required CRA compliance. The community development performance of a limited purpose bank is evaluated pursuant to various criteria involving community development lending, qualified investments and community development services.

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

From time to time legislation has been proposed in Congress to limit interest rates and fees that could be charged on credit card accounts or otherwise restrict practices of credit card issuers. If this or similar legislation is adopted, our ability to collect on account balances or maintain previous levels of finance charges and other fees could be adversely affected.

Additionally, the U.S. Senate and House of Representatives have each passed legislation that would amend the federal bankruptcy laws. This legislation, a form of which is expected to be signed into law, is generally considered to be favorable to the credit card industry. However, any changes to state debtor relief and collection laws could adversely affect us if such changes result in, among other things, accounts being charged off as uncollectible and additional administrative expenses. Congress and the states may in the future consider other legislation that would materially affect the credit card and related enhancement services industries.

Consumer and Debtor Protection Laws

Various federal and state consumer protection laws limit our ability to offer and extend credit. In addition, the U.S. Congress and the states may decide to regulate further the credit card industry by enacting laws or amendments to existing laws to reduce finance charges or other fees or charges applicable to credit card and other consumer revolving loan accounts. These laws may adversely affect our ability to collect on account balances or maintain established levels of periodic rate finance charges and other fees and charges with respect to the accounts. Similarly, Congress, the OCC and/or the states may decide to further regulate our enhancement services.

Investment in the Company and Direct Merchants Bank

Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal law. Investors are responsible for insuring that they do not directly or indirectly acquire shares of our capital stock in excess of the amount that can be acquired without regulatory approval.

Interstate Taxation

Several states have passed legislation attempting to tax the income from interstate financial activities, including credit cards, derived from accounts held by their residents. We believe this legislation will not materially affect us. Our belief is based upon current interpretations of the enforceability of this legislation, prior court decisions and the volume of business in states that have passed this legislation.

Licensing Requirements

Several state and local government regulators require our subsidiaries to be licensed in order to offer our enhancement services insurance and warranty products in these states. We are in the process of obtaining licenses for these products in the remainder of states. Our captive insurance subsidiary, ICOM Limited, is licensed in Bermuda under The Insurance Act of 1978 as a Class 2 Insurer. We are restricted from writing any long-term policies or pursuing any unrelated business in excess of certain limits under Bermuda law.

Fair Credit Reporting Act

The Fair Credit Reporting Act (“FCRA”) regulates consumer reporting agencies. Under the FCRA, an entity risks becoming a consumer reporting agency if it furnishes consumer reports to third parties. A consumer report is a communication of information which bears on a consumer’s creditworthiness, credit capacity, credit standing or certain other characteristics and which is collected or used or expected to be used to determine the consumer’s eligibility for credit, insurance, employment or certain other purposes. The FCRA explicitly excludes from the definition of consumer report a report containing information solely as to transactions or experiences between the consumer and the entity making the report. An entity may share consumer reports with any of its affiliates so long as that entity provides consumers with an appropriate disclosure and an opportunity to opt out of such affiliate sharing.

Our objective is to conduct our operations in a manner that would fall outside the definition of consumer reporting agency under the FCRA. If we were to become a consumer reporting agency, however, we would be subject to a number of complex and burdensome regulatory requirements and restrictions. Such restrictions could have a significant adverse economic impact on us.

Employees

As of December 31, 2001, we had over 4,000 employees located in Arizona, Florida, Illinois, Maryland, Minnesota and Oklahoma. None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

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

Name	Age	Position
Ronald N. Zebeck	47	Chairman and Chief Executive Officer
David D. Wesselink	59	Vice Chairman
William R. Anderson	44	Executive Vice President, Enhancement Services
Richard G. Evans	53	Executive Vice President, General Counsel and Secretary
Patrick J. Fox	46	Executive Vice President, Business Development; President, Direct Merchants Bank
Joseph A. Hoffman	44	Executive Vice President, Consumer Credit Card Marketing/Operations
Matthew S. Melius	36	Executive Vice President, Credit Risk Management
Jon B. Mendel	50	Executive Vice President, Human Resources
David R. Reak	43	Executive Vice President, Risk Management/Recovery
Benson K. Woo	47	Chief Financial Officer
Dan N. Piteleski	51	Senior Vice President, Chief Information Officer
Ralph A. Than	41	Senior Vice President, Treasurer
Mark P. Wagener	41	Senior Vice President, Controller

Ronald N. Zebeck has been our Chairman and Chief Executive Officer since May 2000 and previously served as President and Chief Executive Officer since our incorporation in August 1996. Mr. Zebeck has been President of Metris Direct, Inc. since March 1994 and has served as Chairman of the Board of Direct Merchants Bank since August 1995. Prior to joining us, Mr. Zebeck was Managing Director, GM Card Operations of General Motors Corporation from 1991 to 1993, Vice President, Marketing and Strategic Planning of Advanta Corporation (Colonial National Bank USA) from 1987 to 1991, Director of Strategic Planning of TSO Financial (later Advanta Corporation) from 1986 to 1987, and held various credit card and credit–related positions at Citibank affiliates from 1976 to 1986. Mr. Zebeck is also a director of MasterCard International, Inc.

David D. Wesselink has been Vice Chairman of the Company since September 2000. Mr. Wesselink previously held the position of Executive Vice President, Chief Financial Officer from December 1998. Prior to joining us, Mr. Wesselink was Senior Vice President and Chief Financial Officer of Advanta Corporation from 1993 to 1998. Prior to Advanta Corporation, he held several positions at Household Finance Corp. and Household International, Inc. from 1971 to 1993, including Senior Vice President from 1986 to 1993 and Chief Financial Officer from 1982 to 1993.

William R. Anderson has been Executive Vice President, Enhancement Services since February 2002. Mr. Anderson previously served as Senior Vice President, Enhancement Services from October 1999 to February 2002, and Senior Vice President, E-Commerce from February 1999 to October 1999. Prior to joining us, Mr. Anderson was Executive Vice President and Director of Marketing at Bank of America from 1996 to 1999. Prior to Bank of America, Mr. Anderson was General Director of U.S. Consumer Marketing at the GM Card operations at General Motors Corporation.

Richard G. Evans has been Executive Vice President, General Counsel and Secretary since June 2001. Prior to joining us, Mr. Evans was Executive Vice President, General Counsel and Director of Green Tree Financial

Corporation from 1985 to 1999. Prior to Green Tree, Mr. Evans served as Special Assistant Attorney General for the State of Minnesota from 1974 to 1984.

Patrick J. Fox has been Executive Vice President, Business Development since September 2000. Mr. Fox previously served as Senior Vice President, Business Development from March 1998. Prior to joining us, Mr. Fox held executive positions in the credit card group of Bank of America from 1994 to March 1998, including Director of Product Management and Business Development. Prior to Bank of America, Mr. Fox held various marketing and sales management positions with Bank One, which he joined in 1992, Comerica Bank and Citibank. Mr. Fox has been President of Direct Merchants Bank since March 2000.

Joseph A. Hoffman has been Executive Vice President, Consumer Credit Card Marketing/Operations since October 1999. Mr. Hoffman previously served as Senior Vice President, Consumer Credit Marketing from April 1998. Prior to joining us, Mr. Hoffman was Vice President of Marketing at Advanta Corporation from June 1994 to April 1998, where he held a variety of positions including Director of Brand Management and Affinity and Co-Brand Marketing. Before that, Mr. Hoffman was Vice President, Area Director, in Citibank’s Card Product Group, which he joined in 1980. During his fourteen-year tenure with Citibank, Mr. Hoffman held a variety of marketing and operations positions with Citibank’s Bankcard and Private Label businesses.

Matthew S. Melius has been Executive Vice President, Credit Risk Management since January 2001. Mr. Melius previously served as Executive Vice President, E-Commerce from September 2000, Senior Vice President, E-Commerce from January 2000, Senior Vice President, Portfolio Marketing from January 1998, Vice President, Portfolio Marketing from January 1997, and Director, Portfolio Marketing from September 1995. Prior to joining us, Mr. Melius was Director, Customer Retention of First National Bank of Omaha in the Credit Card Division from 1989 to 1995.

Jon B. Mendel has been Executive Vice President, Human Resources since May 1998. Prior to joining us, Mr. Mendel was Senior Vice President, Human Resources at TCF Financial Corporation. Prior to TCF, Mr. Mendel held various positions at the St. Paul Companies, including Vice President, Human Resources of the St. Paul Fire and Marine Insurance Company.

David R. Reak has been Executive Vice President, Risk Management/Recovery since October 1999. Mr. Reak previously served as Senior Vice President, Credit Risk from November 1998. Mr. Reak was appointed Vice President, Credit Risk in October 1996 and previously served as Senior Director, Credit Risk of Metris Direct, Inc. from December 1995 to October 1996. Prior to joining us, he held several positions at American Express Travel Related Services Company, including Senior Manager, Credit Risk Management Europe and Middle East from 1994 to December 1995, Senior Manager, Credit Risk Management U.S. Consulting Group from 1992 to 1994, and Project Manager, Credit Research and Analysis from 1990 to 1992.

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

Dan N. Piteleski has been Senior Vice President, Chief Information Officer since April 2001. Prior to joining us, Mr. Piteleski was Vice President, Chief Information Officer of H.B. Fuller Company from 1995. Prior to H.B. Fuller, he was Vice President, Information Systems at Zenith Data Systems from 1992, and Manager, Information Systems and Technology at Apple Computer from 1988.

Ralph A. Than has been Senior Vice President, Treasurer since May 2000. Prior to joining us, Mr. Than was Vice President, Treasurer of CNH Capital Corporation, the finance subsidiary of CNH Global N.V. from 1998 to 2000. Before that, he was Group Controller of the Agricultural Systems Business Unit of Case Corporation from 1997 to 1998.

Mark P. Wagener has been Senior Vice President, Controller since October 2001. Mr. Wagener previously served as Vice President, Assistant Controller from June 2000. Prior to joining us, he held several positions at Norwest Corporation (Wells Fargo & Company) from 1988 to 1999. Prior to Norwest, Mr. Wagener was an audit manager at Arthur Andersen LLP from 1982 to 1987.

Our officers are elected by, and hold office at the will of, our Board of Directors and do not serve a “term of office” as such.

Risk Factors

This Annual Report on Form 10-K contains certain forward-looking statements and information relating to MCI that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from such statements. You should not place undue reliance on these forward-looking statements as they speak only of our views as of the date the statement was made and are not a guarantee of future performance.

Forward-looking statements include statements and information as to our strategies and objectives, growth in earnings per share, return on equity, growth in our managed loan portfolio, net interest margins, funding costs, operating costs and marketing expenses, delinquencies and charge-offs and industry comparisons or projections. Forward-looking statements may be identified by the use of terminology such as “may,” “will,” “believes,” “does not believe,” “no reason to believe,” “expects,” “plans,” “intends,” “estimates,” “anticipated,” or “anticipates” and similar expressions, as they relate to the Company or our management. These statements reflect management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions.

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

We May Not be Able to Sustain and Manage Growth

In order to meet our strategic objectives, we plan to continue to expand our credit card loan portfolio. Continued growth in this area depends largely on:

•	our ability to attract new cardholders;

•	growth in both existing and new account balances;

•	the degree to which we lose accounts and account balances to competing card issuers;

•	levels of delinquencies and losses;

•	the availability of funding, including securitizations, on favorable terms;

•	general economic and other factors such as the rate of inflation, unemployment levels and interest rates, which are beyond our control;

•	our ability to acquire and integrate portfolios; and

•	stability and growth in management.

Our continued growth also depends on our ability to manage this growth effectively. Factors that affect our ability to successfully manage growth include:

•	retaining and recruiting experienced management personnel;

•	finding and adequately training new employees;

•	cost-effectively expanding our facilities;

•	growing and updating our management systems; and

•	obtaining capital when needed.

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

Furthermore, we may be unable to expand the enhancement services business or maintain historical growth and stability levels if:

•	we cannot successfully market credit cards to new customers;

•	existing credit card customers close accounts voluntarily or involuntarily;

•	existing enhancement services customers cancel their services;

•	we cannot form marketing alliances with other third parties or existing marketing alliances with third parties terminate; or

•	new or restrictive federal or state regulations limit our ability to market or sell enhancement services.

Our Profitability and Ability to Grow is Dependent on Our Funding Sources

Securitization Markets

As of December 31, 2001, 70% of our receivables were funded through the securitization market. These markets could undergo disruptions which adversely affected the ability of companies like us to raise money from these sources. Factors impacting these markets include current economic conditions, the financial condition of other institutions accessing these markets and national/world events. Furthermore, our ability to securitize our receivables depends on the legal, regulatory and tax environment for such transactions.

In addition, even if we are able to securitize our receivables consistent with past practice, poor performance of our securitized receivables, including increased delinquencies and credit losses, lower payment rates or a decrease in excess spreads below certain thresholds could result in a downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause early amortization of such securities or result in higher required credit enhancement levels. As a result, poor performance of our securitized receivables could divert significant amounts of cash that would otherwise be available to us. This could jeopardize our ability to complete other securitization transactions on acceptable terms, decrease our liquidity and force us to rely on other potentially more expensive funding sources, to the extent available. We cannot assure you that the securitization market will continue to offer suitable funding alternatives.

Credit Facility

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

CD Program

Direct Merchants Bank issues certificates of deposit in increments of $100,000 or more. We expect to use the proceeds of these deposits to fund our operations and growth. In order to maintain our current level of access to the certificate of deposit market, Direct Merchants Bank must maintain a “well-capitalized” rating, as that rating is defined by the OCC. If it does not do so, Direct Merchants Bank may be required to modify the program and may not be able to accept additional deposits.

Other Funding Sources

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

We Require a High Degree of Liquidity to Operate Our Business

We depend on cash flows from operations, asset securitizations, bank loans, subsidiary bank deposit programs, long-term debt and equity issuances to fund our operations and growth. The loss or interruption of any of these sources of funding could adversely affect our ability to operate.

Key elements of our strategy are dependent upon us having adequate available cash. These cash needs include:

•	funding receivable growth through marketing campaigns;

•	additional credit enhancement in the case of poor performance of our securitized assets;

•	interest and principal payments under our securitizations, our credit agreement, our existing senior notes and other indebtedness;

•	ongoing operating expenses;

•	maintenance of the “well-capitalized” status of our subsidiary, Direct Merchants Bank, which is necessary to maintain the CD program;

•	portfolio and business acquisitions;

•	fees and expenses incurred in connection with the securitization of receivables and the servicing of them; and

•	tax payments due on receipt of excess cash flow from securitization trusts.

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

We May Not be Able to Successfully Integrate Portfolio Acquisitions

As previously mentioned, our growth may depend on our ability to acquire and successfully integrate new portfolios of credit card customers. Since our risk-based pricing system depends on information regarding customers, limited or unreliable historical information on customers within an acquired portfolio may have an impact on our ability to successfully and profitably integrate that portfolio. Our success also depends on whether the desirable customers of an acquired portfolio close their accounts after transfer of the portfolio. A large attrition rate would result in a lower borrowing base upon which to assess fees, higher costs relating to closing accounts and less potential for marketing enhancement services. In addition, if customers reduce their borrowings after the transfer of accounts, the acquired portfolio may be less profitable than originally expected.

Current and Proposed Regulation and Legislation Limit Our Business Activities, Product Offerings and Fees Charged

Various federal and state laws and regulations significantly limit the activities in which we and Direct Merchants Bank are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we are allowed to charge, limit or prescribe certain other terms of our products and services, require specified disclosures to consumers, govern the sale and terms of products and services we offer and require that we maintain certain licenses, qualifications, or capital requirements (see “Business – Regulation” on pages 14 through 18 of this Report). In some cases, the precise application of these statutes and regulations is not clear. In addition, the regulatory framework at the state and federal level regarding some of our enhancement services is evolving. The regulatory framework affects the design or profitability of such products and our ability to sell certain products. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could adversely affect our profitability or further restrict the manner in which we conduct our activities. The failure to comply with, or adverse changes in, the laws or regulations to which our business is subject, or adverse changes in the interpretation thereof, could adversely affect our ability to collect our receivables and generate fees on the receivables which could have a material adverse effect on our business.

The Impact of Existing, Pending and Possible Future Privacy Laws Could Result in Lower Marketing Revenue and Penalties for Non-Compliance

Effective July 2001, the federal Gramm-Leach-Bliley Act requires many of our business groups to disclose our practices for collection and sharing of non-public customer information. Changes to this law, or enactment of new laws, have required and could further require us to limit or substantially modify our enhancement services and credit card marketing activities and practices with third-party companies in ways that would most likely decrease our revenue from that business. These initiatives could require us to end substantially all of our marketing efforts with third parties and may even adversely affect the ability of the subsidiary through which we issue our credit card products, Direct Merchants Bank, to share information about its customers with other MCI affiliates, particularly enhancement services. The curtailment of our marketing efforts directed to our customer base and third-party customers would significantly negatively impact our business.

The privacy laws require us to provide initial and continuing disclosures regarding our information sharing practices. The laws also require us to monitor these disclosures and customer responses so that we do not unlawfully disclose information about a customer who has directed us not to do so. If we do not adequately manage the requirements, we may face regulatory sanctions, including fines, and consumer class action litigation.

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

Due to Intense Competition in Our Consumer Lending Products and Enhancement Services Businesses, We May Not be Able to Compete Successfully

We face intense and increasing competition from numerous financial services providers, many of which have greater resources than us. In particular, our credit card business competes with national, regional and local bankcard issuers, as well as other general purpose and private label credit card issuers. There has been a recent increase in solicitations to moderate-income consumers, as competitors have increasingly focused on this market. Customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features; as a result, customer loyalty is often limited. According to published reports, as of December 2001, the 20 largest issuers accounted for approximately 90% (based on receivables outstanding) of the market for general purpose credit cards. Many of these issuers are substantially larger, have more seasoned credit card portfolios and often compete for customers by offering lower interest rates and/or fee levels than us. We cannot assure you that we will be able to compete successfully in this environment.

We also face competition from numerous enhancement services providers, including insurance companies, financial services institutions and other membership-based or consumer services providers. As we continue to expand our extended service plan business to the customers of third-party retailers, we compete with manufacturers, financial institutions, insurance companies and a number of independent administrators.

Item 2.    Properties

We currently lease our principal executive office space in Minnetonka, Minnesota, consisting of leases for approximately 300,000 and 19,000 square feet. These leases expire in December 2011 and March 2005, respectively. We also lease 15,000 square feet of warehouse space in Minnetonka, Minnesota, which expires in October 2003. Direct Merchants Bank leases office space in Scottsdale, Arizona, consisting of approximately 26,000 square feet. This lease will terminate by advance notice in June 2002. In addition, Direct Merchants Bank purchased a 130,000 square foot building in Scottsdale, Arizona in 1999. This building serves as western regional headquarters for us and Direct Merchants Bank’s operation center. In addition, we lease facilities in Tulsa, Oklahoma, White Marsh, Maryland, Jacksonville, Florida, Champaign, Illinois, and Duluth, Minnesota, consisting of approximately 100,000, 115,000, 160,000, 15,000 and 20,000 square feet, respectively. These leases expire in December 2010, September 2007, June 2005, March 2002 and September 2006, respectively. The leased properties in Oklahoma, Maryland, Florida and Duluth, Minnesota support our collections, customer service and back office operations. We also own our Hispanic operations center in Orlando, Florida, which consists of approximately 25,000 square feet. We believe our facilities are suitable to our businesses and that we will be able to lease or purchase additional facilities as needed.

Item 3.    Legal Proceedings

We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations. In July 2000 an Amended Complaint was filed in Hennepin County District Court in Minneapolis, Minnesota against MCI and our subsidiaries Metris Direct, Inc. and Direct Merchants Bank. The complaint seeks damages in unascertained amounts and purports to be a class action complaint on behalf of all cardholders who were issued a credit card by Direct Merchants Bank and were allegedly assessed fees or charges that the cardholder did not authorize. Specifically, the complaint alleges violations of the Minnesota Prevention of Consumer Fraud Act, the Minnesota Deceptive Trade Practices Act and breach of contract. On February 1, 2002, preliminary approval of a class action settlement was signed by the Court whereby we will pay approximately $5.5 million for attorneys’ fees and costs incurred by attorneys for the plaintiffs in separate lawsuits filed in Arizona, California and Minnesota in 2000 and 2001. Under the terms of the settlement, we denied any wrongdoing or liability. A final settlement approval hearing is scheduled for May 30, 2002.

On May 3, 2001, Direct Merchants Bank entered into a consent order with the Office of the Comptroller of the Currency (“OCC”). The consent order required Direct Merchants Bank to pay approximately $3.2 million in restitution to approximately 62,000 credit card customers who applied for and received a credit card in connection with a series of limited test marketing campaigns from March 1999 to June 2000. Under the terms of the consent order, Direct Merchants Bank made no admission or agreement on the merits of the OCC’s assertions. The restitution as required by the OCC consent order was paid and is reflected in our December 31, 2001 financial statements. We believe that Direct Merchants Bank’s agreement with the OCC will not have a material adverse effect on the financial position of MCI or Direct Merchants Bank.

In May 2001, the OCC also indicated that it was considering whether to pursue an assessment of civil money penalties and gave Direct Merchants Bank the opportunity to provide information to the OCC bearing on whether imposing a penalty would be appropriate and the severity of any penalty. The statutory provisions pursuant to which a civil money penalty could be assessed give the OCC broad discretion in determining whether or not a penalty will be assessed and, if so, the amount of the penalty. Because we are unable at this time to determine whether or not any civil money penalty will be assessed, there can be no assurance that the resolution of this matter will not have a material adverse effect on our financial position.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2001.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The information required by Item 201 of Regulation S-K is set forth in the “Summary of Consolidated Quarterly Financial Information and Stock Data” on pages 86 and 87 of this Report.

Item 6.    Table 1:  Selected Financial Data

Owned Basis

	Year Ended December 31,					Four-Year Compound Growth Rate
(In thousands, except EPS, dividends and stock prices)	2001	2000	1999	1998	1997
Income Statement Data:
Net interest income	$530,710	$371,772	$180,328	$82,698	$57,243	74.5%
Provision for loan losses	549,145	388,234	174,800	77,770	43,989	88.0
Other operating income	1,154,457	933,787	623,772	315,480	187,796	57.5
Other operating expense	714,154	594,414	437,984	227,160	139,167	50.5

Income before income taxes, extraordinary loss and cumulative effect of accounting changes	421,868	322,911	191,316	93,248	61,883	61.6
Tax rate	38.3%	38.5%	39.7%	38.5%	38.5%
Net income (1)	$260,291	$198,591	$115,363	$57,348	$38,058	59.4

Per Common Share Statistics:
EPS—diluted (1)	$2.62	$2.15	$1.41	$0.94	$0.63	40.7
Stock price (year-end split adjusted)	25.71	26.31	23.79	16.77	11.42	22.5
Dividends paid (split adjusted)	0.040	0.033	0.017	0.013	0.010
Book value per common share equivalent (split adjusted) (2)	12.00	9.68	7.38	5.85	3.05	40.8
Shares outstanding (year-end)	63,419	62,243	57,919	57,779	57,675
Shares used to compute EPS (diluted)	99,366	92,582	76,324	59,905	60,715

Selected Operating Data:
Total accounts	4,929	4,464	3,680	2,972	2,293	21.1
Year-end loans	$4,010,311	$3,202,884	$1,763,009	$756,899	$480,626	70.0
Year-end assets	4,228,686	3,736,025	2,045,082	945,719	538,662	67.4
Average loans	3,605,126	2,484,292	1,167,072	596,380	356,817	78.3
Average interest-earning assets	3,955,328	2,707,769	1,303,528	636,133	403,375	77.0
Average assets	3,903,846	2,826,653	1,449,297	774,167	417,903	74.8
Average total equity	1,011,573	759,633	542,050	219,835	158,180	59.0
Year-end deposits	2,058,008	2,106,199	775,381	—	—
Year-end debt	647,904	356,066	345,012	310,896	244,000	27.7
Year-end preferred stock	393,970	360,421	329,729	201,100	—
Return on average assets (1)	6.7%	7.0%	8.0%	7.4%	9.1%
Return on average total equity (1)	25.7%	26.1%	21.3%	26.1%	24.1%

Selected Enhancement Services Data:
Revenue:
Credit protection	$202,300	$149,421	$109,502	$73,773	$47,550	43.6
Membership products	94,695	75,981	31,858	13,301	4,905	109.6
Warranty/other	43,137	40,798	33,731	22,049	12,077	37.5

Total revenue	340,132	266,200	175,091	109,123	64,532	51.5

Year-end deferred revenue	185,132	199,796	127,541	72,866	35,461	51.2
Year-end deferred acquisition costs	79,400	74,084	45,837	23,726	15,778	49.8%
Total enrollments	3,475	4,809	3,294	2,441	2,143	12.8
Third-party enrollments	1,398	1,675	1,336	1,316	1,124	5.6
Active members	5,775	6,067	4,902	3,619	2,997	17.8

(1)
Excluding the one-time, non-cash accounting impacts from the adoption of SFAS 133 in January 2001 for our interest rate derivative instruments, the adoption of Staff Accounting Bulletin No. 101 for our debt waiver products in March 2000, and the extinguishment of the Series B Preferred Stock and 12% Senior Notes and the cancellation of warrants in June 1999. (Refer to Note 8 of the Consolidated Financial Statements for additional information.)

(2)	Book value is calculated assuming conversion of preferred stock.

Table 2:  Selected Financial Data

Managed Basis (1)	Year Ended December 31,					Four-Year Compound Growth Rate
(In thousands, except EPS)	2001	2000	1999	1998	1997
Income Statement Data:
Net interest income	$1,492,935	$1,074,875	$828,246	$505,812	$306,361	48.6%
Provision for loan losses	1,309,728	917,905	742,537	534,124	319,299	42.3
Other operating income	952,815	760,355	543,591	348,720	213,988	45.3
Other operating expense	714,154	594,414	437,984	227,160	139,167	50.5

Income before income taxes, extra-ordinary loss and cumulative effect of accounting changes	421,868	322,911	191,316	93,248	61,883	61.6
Tax rate	38.3%	38.5%	39.7%	38.5%	38.5%
Net income (2)	$260,291	$198,591	$115,363	$57,348	$38,058	59.4

Per Common Share Statistics:
EPS—diluted (2)	$2.62	$2.15	$1.41	$0.94	$0.63	40.7

Selected Operating Data:
Year-end loans	$11,906,153	$9,273,108	$7,281,322	$5,315,042	$3,546,936	35.4
Year-end assets	12,124,528	9,806,249	7,563,394	5,503,862	3,604,972	35.4
Average loans	10,349,217	8,021,437	6,003,791	4,000,467	2,294,893	45.7
Average interest-earning assets	10,699,419	8,244,914	6,140,247	4,040,220	2,341,451	46.2
Average assets	10,656,156	8,332,500	6,269,760	4,159,171	2,355,978	45.8
Return on average assets (2)	2.4%	2.4%	1.8%	1.4%	1.6%
Equity to managed assets	9.4%	9.0%	8.2%	7.9%	4.9%
Net interest margin (3)	14.0%	13.0%	13.5%	12.5%	13.1%
Loan loss reserves	$947,658	$763,975	$619,028	$393,283	$244,084	40.4
Reserves as a percent of 30-day plus receivables (4)	84%	100%	111%	109%	105%
Delinquency ratio (4)(5)	9.4%	8.3%	7.6%	6.8%	6.6%
Loan loss reserve ratio	8.0%	8.2%	8.5%	7.4%	6.9%
Net charge-off ratio (6)	11.0%	9.7%	9.0%	10.1%	8.3%

(1)	MCI analyzes its financial performance on a managed loan portfolio basis whereby the income statement and balance sheet are adjusted to reverse the effects of sale accounting under SFAS 140.
(2)
Excluding the one-time, non-cash accounting impacts from the adoption of SFAS 133 in January 2001 for our interest rate derivative instruments, the adoption of Staff Accounting Bulletin No. 101 for our debt waiver products in March 2000, and the extinguishment of the Series B Preferred Stock and 12% Senior Notes and the cancellation of warrants in June 1999. (Refer to Note 8 of the Consolidated Financial Statements for additional information.)

(3)	Includes MCI’s actual cost of funds plus all costs associated with asset securitizations, including the interest expense paid to certificate holders and amortization of the discount and fees.
(4)
Figures as of December 31, 2001 reflect the adoption of FFIEC guidelines on re-aging accounts effective January 1, 2001. Excluding the re-age impact the delinquency ratio as of December 31, 2001 was 9.1%.

(5)	Delinquency ratio represents credit card loans that were at least 30 days contractually past due at year-end as a percentage of year-end managed loans.
(6)
Net charge-off ratio reflects actual principal amounts charged off, less recoveries, as a percentage of average managed credit card loans. The net charge-off ratio at December 31, 2001 reflects an additional write-off of $34 million resulting from a change in charge-off policy to 120 days from 180 days for accounts that enter into a credit counseling or similar program and later become delinquent.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net income applicable to common stockholders for the year ended December 31, 2001 was $211.0 million, or $2.47 per diluted share, up from net income applicable to common stockholders of $163.5 million, or $2.11 per diluted share in 2000. The increase in net income results from an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans. Average managed loans increased to $10.3 billion for the year ended December 31, 2001 from $8.0 billion in 2000, an increase of 29%. In addition, credit card charge volume was approximately $9.9 billion for the full year 2001, a 23% increase over the same period in 2000.

The provision for loan losses on a managed basis was $1.3 billion in 2001 compared to $0.9 billion in 2000. The increase relates to the estimated required balance in the allowance for loan losses to cover future charge-offs inherent in our owned loan portfolio and an amount to reduce the contractual value of the retained interests in securitized loans to fair value as of December 31, 2001. Higher credit card loan balances, increased net charge-offs, increased delinquency rate and the current economic environment were factors considered by management in determining the necessary balance in the allowance for loan losses. The managed net charge-off rate was 11.0% in 2001 compared to 9.7% in 2000. The delinquency ratio was 9.4% in 2001 compared to 8.3% in 2000. Excluding the FFIEC guidelines on re-aging accounts adopted January 1, 2001, which required us to report an additional $36.1 million in receivables as delinquent as of December 31, 2001, the delinquency ratio was 9.1% in 2001.

Other operating income on a managed basis increased $192.5 million, or 25%, to $952.8 million for the year ended December 31, 2001. This increase was primarily due to credit card fees, interchange fees and other credit card income, which increased to $613.4 million in 2001, up 21% over $505.2 million in 2000. Enhancement services revenues increased 28% to $340.1 million in 2001, up from $266.2 million in 2000. These increases were primarily due to the growth in total credit card accounts, an increase in outstanding receivables in the managed credit card loan portfolio, development of new third-party relationships and the creation of new products.

Other operating expenses increased to $714.2 million in 2001, compared to $594.4 million in 2000. This increase was primarily due to continued investments in our infrastructure in order to service the growth in our managed credit card loan portfolio, an increase in overall marketing expenditures and increased amortization on purchased portfolio premiums. Our managed operating efficiency ratio decreased to 31.1% in 2001 from 32.4% in 2000 due to increased economies of scale and management cost saving initiatives begun in the latter part of 2001.

On January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Prior to SFAS 133, we amortized the costs of interest rate contracts on a straight-line basis over the expected life of the contract. The adoption of SFAS 133 resulted in a one-time, non-cash, after-tax charge to earnings of $14.5 million reflected as a “Cumulative effect of accounting change” in the consolidated statements of income for the year ended December 31, 2001. During 2001, $1.2 million was recorded as a reduction to interest expense and a $13.6 million gain was recognized as a result of recording derivatives that did not qualify for hedge accounting treatment at fair value and hedge ineffectiveness.

In September 2000, the Financial Accounting Standards Board issued SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which replaces SFAS 125, and revises the accounting standards and disclosure requirements for securitizations and transfers of financial assets and collateral. It requires enterprises to recognize, upon transfer of financial assets, the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The recognition and reclassification of collateral and additional disclosures related to securitization transactions and collateral were effective for fiscal years ending after December 15, 2000. The adoption of the new standard did not have a material impact on our financial statements.

During the quarter ended March 31, 2000, we adopted Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” for our debt waiver products. This SAB formalized the accounting for services sold where the right to a full refund exists, requiring all companies to defer recognition of revenues until the cancellation period is complete. Previously, we recognized half of the revenues in the month billed and half in the following month. We now recognize all of the revenue the month following completion of the cancellation period. This change resulted in a one-time, non-cash net charge to earnings of $3.4 million, which is reflected as a “Cumulative effect of accounting change” in the consolidated statements of income for the year ended December 31, 2000. Because we have applied the provisions of this SAB to our membership programs since 1998, before the SEC formalized its guidance, we did not have to adjust our enhancement services revenues.

Critical Accounting Policies

The Company’s accounting policies are identified on pages 55 through 60 of this Report, the most significant of which is our determination of the allowance for loan losses, valuation of retained interests and accounting for deferred origination costs.

Allowance for loan losses

We maintain the allowance for loan losses on our owned loan portfolio to cover management’s estimate of the inherent losses as of the balance sheet date and an amount to reduce the contractual value of the retained interests in securitized loans to fair value. In evaluating the adequacy of the allowance for loan losses, we consider several factors, including: historical charge–off and recovery activity by age (vintage) of each loan portfolio (noting any particular trends over recent periods); recent delinquency and collection trends by vintage; current economic conditions and the impact such conditions might have on borrowers’ ability to repay; the risk characteristics of the portfolios; overall payment trends; bankruptcy rates; and other factors. These factors are reflected in financial projections prepared by the Company to estimate future charge-offs in the portfolio, which the Company uses to support the amount of the allowance for loan losses as of the balance sheet date. Significant changes in these factors could impact our financial projections and thereby affect the adequacy of our allowance for loan losses.

Retained interest

We maintain an allowance for loan losses on our sold credit card receivables that effectively reduces our retained interests to fair value. The Company validates the fair value of the net retained interests by calculating the present value of future expected cash flows using management’s best estimate of key assumptions including credit losses, net spreads, revolver rates and a discount rate commensurate with the risks involved. The significant assumptions used at year-end for estimating the fair value of the retained interest in loans securitized are as follows:

	At December 31,
	2001	2000
Annual discount rate	15%	15%
Monthly payment rate	7%	7%
Weighted-average spread (1)	20%	16%
Annual principal and finance charge default rate	18%	16%

(1)	Includes finance charges, late fees and overlimit fees, less weighted-average cost of funds and 2% servicing fee.

At December 31, 2001, the sensitivity of the current fair value of the retained interests to immediate 10 percent changes are as follows:

Impact on Fair Value (in millions) of a 10% Increase or Decrease
Annual discount rate	$15
Monthly payment rate	1
Weighted-average spread	164
Annual principal and finance charge default rate	183

As the sensitivity indicates, the value of the Company’s retained interests on its balance sheet, as well as reported earnings, could differ significantly if different assumptions or conditions would prevail.

Deferred acquisition costs

We defer direct credit card origination costs associated with successful credit card solicitations that we incur in transactions with independent third parties, and certain other costs that we incur in connection with loan underwriting and the preparation and processing of loan documents. These costs, which relate directly to membership solicitations (direct response advertising costs), principally include postage, printing, mailings and telemarketing costs. The total amount of deferred costs as of December 31, 2001 and 2000 were $89.5 million and $79.2 million, respectively. The most significant assumption used by the Company in determining the realizability of these deferred costs is future revenues from our credit cards and enhancement services products. A significant reduction in revenues could have a material impact on the values of these balances.

Deferred revenue on Enhancement Services Products

Direct Merchants Bank offers various debt waiver products to its credit card customers. Revenue for such products is recognized in the month following completion of the cancellation period, and reserves are provided for pending claims based on Direct Merchants Bank’s historical experience with settlement of such claims. Unearned revenues and reserves for pending claims are recorded as “Deferred income” and “Accrued expenses and other liabilities,” respectively. We record fees on membership programs as deferred income upon acceptance of membership and amortize them on a straight-line basis over the membership period beginning after the contractual cancellation period is complete. We defer and recognize extended service plan revenues and the incremental direct acquisition costs on a straight-line basis over the life of the related extended service plan contracts beginning after the expiration of any manufacturers’ warranty coverage.

Managed Loan Portfolio and the Impact of Credit Card Securitizations

Securitization

A major source of our funding is the securitization of credit card loans. For securitizations accounted for as sales under SFAS 140, we are required to remove the related credit card loans from the consolidated balance sheet. The securitization and sale of credit card loans changes our interest in the loans from lender to servicer, with a corresponding change in how we report revenues and expenses in our statements of income. For securitized credit card loans accounted for as sales, amounts that we otherwise would have recorded as net interest income, fee income and provision for loan losses are instead reported in other operating income as net securitization and credit card servicing income. For further analysis, see Table 4: Impact of Credit Card Securitizations Accounted for as Sales on page 34 of this Report.

Managed Loan Portfolio

We analyze our financial performance on a managed loan portfolio basis. We do this by adjusting the income statement and balance sheet to reverse the effects of securitization. Our discussion of revenues, where applicable, and provision for loan losses include comparisons to amounts reported in our consolidated statements of income (“owned basis”), as well as on a managed basis.

Our managed loan portfolio is comprised of credit card loans, retained interests in loans securitized and the investors’ interests in securitized loans accounted for as sales. The investors’ interests in securitized loans accounted for as sales are not assets of the Company. Therefore, we do not show them on our consolidated balance sheets. Table 3 summarizes our managed loan portfolio:

Table 3:  Managed Loan Portfolio

	December 31,
	2001	2000	1999
(Dollars in thousands)
Year-end balances:
Credit card loans	$2,746,656	$1,179,203	$145,783
Retained interests in loans securitized	1,263,655	2,023,681	1,617,226
Investors’ interests in securitized loans accounted for as sales	7,895,842	6,070,224	5,518,313

Total managed loan portfolio	$11,906,153	$9,273,108	$7,281,322

	Year Ended December 31,
	2001	2000	1999
(Dollars in thousands)
Average balances:
Credit card loans	$1,709,989	$614,991	$20,505
Retained interests in loans securitized	1,895,137	1,869,301	1,146,567
Investors’ interests in securitized loans accounted for as sales	6,744,091	5,537,145	4,836,719

Total managed loan portfolio	$10,349,217	$8,021,437	$6,003,791

In June 2001, a securitization that was accounted for as a sale under SFAS 140 matured. As a result, approximately $855 million of receivables that were classified as retained interests in loans securitized as of December 31, 2000 were classified as credit card loans as of December 31, 2001.

Impact of Credit Card Securitizations Accounted for as Sales

Table 4 provides a summary of the effects of credit card securitizations accounted for as sales on selected line items of our statements of income for each of the periods presented, as well as selected financial information on both an owned and managed loan portfolio basis:

Table 4:  Impact of Credit Card Securitizations Accounted for as Sales

	Year Ended December 31,
(Dollars in thousands)	2001	2000	1999
Statements of Income (owned basis):
Net interest income	$530,710	$371,772	$180,328
Provision for loan losses	549,145	388,234	174,800
Other operating income	1,154,457	933,787	623,772
Other operating expense	714,154	594,414	437,984

Income before income taxes, extraordinary loss and cumulative effect of accounting changes	$421,868	$322,911	$191,316

Adjustments for Securitizations:
Net interest income	$962,225	$703,103	$647,918
Provision for loan losses	760,583	529,671	567,737
Other operating income	(201,642)	(173,432)	(80,181)
Other operating expense	—	—	—

Income before income taxes, extraordinary loss and cumulative effect of accounting changes	$—	$—	$—

Statements of Income (managed basis):
Net interest income	$1,492,935	$1,074,875	$828,246
Provision for loan losses	1,309,728	917,905	742,537
Other operating income	952,815	760,355	543,591
Other operating expense	714,154	594,414	437,984

Income before income taxes, extraordinary loss and cumulative effect of accounting changes	$421,868	$322,911	$191,316

Other Data:
Owned Basis:
Average interest-earning assets	$3,955,328	$2,707,769	$1,303,528
Return on average assets (1)	6.7%	7.0%	8.0%
Return on average total equity (1)	25.7%	26.1%	21.3%
Return on average common equity (1)	44.4%	59.5%	60.4%
Net interest margin (2)	13.4%	13.7%	13.8%
Managed Basis:
Average interest-earning assets	$10,699,419	$8,244,914	$6,140,247
Return on average assets (1)	2.4%	2.4%	1.8%
Return on average total equity (1)	25.7%	26.1%	21.3%
Return on average common equity (1)	44.4%	59.5%	60.4%
Net interest margin (2)	14.0%	13.0%	13.5%

(1)
Excluding the one-time, non-cash accounting impacts from the adoption of SFAS 133 in January 2001 for our interest rate derivative instruments, the adoption of Staff Accounting Bulletin No. 101 for our debt waiver products in March 2000 and the extinguishment of the Series B Preferred Stock and 12% Senior Notes and the cancellation of warrants in June 1999. (Refer to Note 8 of the Consolidated Financial Statements for additional information.)

(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

Net Interest Income

Net interest income consists primarily of interest earned on our credit card loans, less interest expense on borrowings to fund the loans. Table 5 provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the years ended December 31, 2001, 2000 and 1999.

Managed net interest income for the year ended December 31, 2001 was $1.5 billion, compared to $1.1 billion in 2000, an increase of $418.1 million. This increase was primarily due to a $2.3 billion increase in average managed loans over the comparable period in 2000 and an increase in net interest margins. The net interest margin on managed interest-earning assets increased to 14.0% for the year ended December 31, 2001, from 13.0% for the year ended December 31, 2000. The increase in net interest margin is primarily due to lower average cost of funds. Cost of funds, primarily based on LIBOR rates, decreased to 5.2% in 2001 from 7.2% in 2000, partially offset by a decrease in portfolio yields to 18.9% in 2001 from 19.7% in 2000 because our credit card rates are based on the prime lending rate. Portfolio yields did not decrease at the same level as our cost of funds due to interest rate floors on some customer accounts as well as repricing initiatives taken early in 2001 due to the general deterioration in the economy and rising charge-off rates.

The net interest margin on an owned basis decreased to 13.4% for the year ended December 31, 2001, from 13.7% in 2000 due to the fixed interest rates on Direct Merchants Bank’s certificates of deposit used to fund variable rate credit card loans in a decreasing interest rate environment.

Risk-Based Pricing

We price credit card offers based on a prospect’s risk profile prior to solicitation or upon receipt of a completed application. We evaluate a prospect to determine credit needs, credit risk, and existing credit availability and then develop a customized offer that includes the most appropriate product, brand, pricing and credit line. After customers open credit card accounts, we periodically monitor customers’ internal and external credit performance and periodically recalculate behavior, revenue, attrition and bankruptcy predictors. We re-evaluate customers’ risk profiles on a regular basis, and the lending relationship can evolve to include more competitive (or more restrictive) pricing and product configurations. In our analyses, we consider the overall profitability of accounts, using both credit information and the profitability from selling enhancement services to customers.

Table 5:  Analysis of Average Balances, Interest and Average Yields and Rates

	Year Ended December 31,
	2001			2000			1999
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold	$63,981	$3,115	4.9%	$144,780	$9,139	6.3%	$90,748	$4,477	4.9%
Short-term investments	286,221	12,372	4.3%	78,697	4,710	6.0%	45,708	2,298	5.0%
Credit card loans and retained interests in loans securitized	3,605,126	681,503	18.9%	2,484,292	490,929	19.8%	1,167,072	229,394	19.7%

Total interest-earning assets	$3,955,328	$696,990	17.6%	$2,707,769	$504,778	18.6%	$1,303,528	$236,169	18.1%
Other assets	796,511	—	—	814,053	—	—	651,227	—	—
Allowance for loan losses	(847,993)	—	—	(695,169)	—	—	(505,458)	—	—

Total assets	$3,903,846	—	—	$2,826,653	—	—	$1,449,297	—	—

Liabilities and Equity:
Interest-bearing liabilities:
Deposits	$2,110,967	$127,918	6.1%	$1,317,718	$89,560	6.8%	$328,035	$19,329	5.9%
Debt	379,159	38,362	10.1%	354,204	43,446	12.3%	323,260	36,512	11.3%

Total interest-bearing liabilities	$2,490,126	$166,280	6.7%	$1,671,922	$133,006	7.9%	$651,295	$55,841	8.6%
Other liabilities	402,147	—	—	395,098	—	—	255,952	—	—

Total liabilities	2,892,273	—	—	2,067,020	—	—	907,247	—	—
Stockholders’ equity	1,011,573	—	—	759,633	—	—	542,050	—	—

Total liabilities and equity	$3,903,846	—	—	$2,826,653	—	—	$1,449,297	—	—

Net interest income and interest margin (1)	—	$530,710	13.4%	—	$371,772	13.7%	—	$180,328	13.8%
Net interest rate spread (2)	—	—	10.9%	—	—	10.7%	—	—	9.5%

Managed Basis
Credit card loans	$10,349,217	$1,957,913	18.9%	$8,021,437	$1,582,503	19.7%	$6,003,791	$1,156,888	19.3%
Total interest-earning assets	10,699,419	1,973,400	18.4%	8,244,914	1,596,352	19.3%	6,140,247	1,163,663	19.0%
Total interest-bearing liabilities	9,234,217	480,465	5.2%	7,209,068	521,477	7.2%	5,488,015	335,417	6.1%
Net interest income and interest margin (1)	—	1,492,935	14.0%	—	1,074,875	13.0%	—	828,246	13.5%
Net interest rate spread (2)	—	—	13.2%	—	—	12.1%	—	—	12.9%

(1)	We compute net interest margin by dividing net interest income by average total interest-earning assets.
(2)	The net interest rate spread is the yield on average interest-earning assets minus the funding rate on average interest-bearing liabilities.

Net interest income is affected by changes in the average interest rate earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, in addition to changes in the volume of interest-earning assets and interest-bearing liabilities. Table 6 presents the effects of changes in average volume and interest rates on individual financial statement line items on an owned basis:

Table 6:  Changes in Net Interest Income

	Year Ended December 31, 2001 vs. 2000			Year Ended December 31, 2000 vs. 1999
		Change due to*			Change due to*
(Dollars in thousands)	Increase (Decrease)	Volume	Rate	Increase	Volume	Rate
Interest Income:
Federal funds sold	$(6,024)	$(4,273)	$(1,751)	$4,662	$3,173	$1,489
Short-term investments	7,662	8,564	(902)	2,412	1,909	503
Credit card loans and retained interests in loans securitized	190,574	210,856	(20,282)	261,535	260,294	1,241

Total interest income	192,212	188,038	4,174	268,609	262,776	5,833
Deposit interest expense	38,358	46,785	(8,427)	70,231	66,832	3,399
Other interest expense	(5,084)	3,423	(8,507)	6,934	3,653	3,281

Total interest expense	33,274	49,434	(16,160)	77,165	80,927	(3,762)

Net interest income	$158,938	$138,604	$20,334	$191,444	$181,849	$9,595

*
The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. We calculate changes in income and expense independently for each caption in the analysis. The totals for the volume and rate columns are not the sum of the individual lines.

Asset Quality

Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts. At December 31, 2001, 71% of our outstanding receivables balance was from accounts that have been with us in excess of two years, and 40% of outstanding receivables were with us in excess of four years.

We use credit line analyses, account management and customer transaction authorization procedures to minimize loan losses. Our risk models determine initial credit lines at the time of solicitation. We manage credit lines on an ongoing basis and adjust them based on customer usage and payment patterns. To maximize profitability, we continually monitor customer accounts and initiate appropriate collection activities when an account is delinquent or overlimit.

Delinquencies

Delinquencies not only have the potential to affect earnings in the form of net loan losses, but are also costly in terms of the personnel and other resources dedicated to their resolution. We monitor delinquency levels on a managed basis, since delinquency on either an owned or managed basis subjects us to credit loss exposure. A credit card account is contractually delinquent if we do not receive the minimum payment by the specified date on the cardholder’s statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until we charge off the account. Table 7 presents the delinquency trends of our credit card loan portfolio on a managed portfolio basis:

Table 7:  Managed Loan Delinquency

(Dollars in thousands)	December 31, 2001	% of Total	December 31, 2000	% of Total	December 31, 1999	% of Total
Managed loan portfolio	$11,906,153	100%	$9,273,108	100%	$7,281,322	100%
Loans contractually delinquent:
30 to 59 days	375,887	3.1%	228,238	2.5%	168,882	2.3%
60 to 89 days	274,278	2.3%	173,531	1.9%	117,740	1.6%
90 or more days	473,003	4.0%	365,963	3.9%	270,092	3.7%

Total	$1,123,168	9.4%	$767,732	8.3%	$556,714	7.6%

The 110 basis point increase during 2001 in the managed delinquency rates over 2000 primarily reflects seasoning in the portfolio, a deterioration in the economy and the adoption of FFIEC guidelines on re-aging accounts effective January 1, 2001, which required us to report an additional $36.1 million of receivables as delinquent as of December 31, 2001. Without the impact of the FFIEC guidelines, the managed delinquency ratio was 9.1% as of December 31, 2001. We continue to focus our resources on collection efforts to minimize delinquency levels.

Net charge-offs

Net charge-offs are the principal amount of losses from cardholders unwilling or unable to make minimum payments, bankrupt cardholders and deceased cardholders less current period recoveries. Net charge-offs exclude accrued finance charges and fees which are charged against the related income at the time of charge-off. During the quarter ended December 31, 2001 we changed our charge-off policy to 120 days from 180 days for accounts that enter into a credit counseling or similar program and later become delinquent. With the concurrence of regulatory authorities we concluded that these accounts should be treated as closed-end loans and charged off after 120 days under FFIEC policy. This change resulted in an additional write-off of $34 million in 2001. During the quarter ended March 31, 2000, we changed our policy for partially secured card accounts to charge off accounts that are 120 days contractually delinquent rather than 180 days. This change was made based on our experience that secured card customers who are 120 days delinquent more closely resemble recovery accounts.

Table 8 presents our net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:

Table 8:  Net Charge-offs

	Year Ended December 31,
(Dollars in thousands)	2001	2000	1999
Owned Basis:
Average loans and retained interests in loans securitized outstanding	$3,605,126	$2,484,292	$1,167,072
Net charge-offs	384,750	250,296	96,102
Net charge-offs as a percentage of average loans outstanding	10.7%	10.1%	8.2%

Managed Basis:
Average loans outstanding	$10,349,217	$8,021,437	$6,003,791
Net charge-offs	1,140,151	778,921	543,085
Net charge-offs as a percentage of average loans outstanding	11.0%	9.7%	9.0%

Managed net charge-offs increased $361.2 million in 2001. We estimate that approximately $225 million of the increase was due to growth in the portfolio, approximately $100 million was the result of seasoning in the loan portfolio and deterioration in the economy and $34 million was due to the change in our credit policy to charge-off after 120 days accounts that enter into credit counseling or similar program and later become delinquent.

Provision and Allowance for Loan Losses

We make provisions for loan losses in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future loan losses, net of recoveries, inherent in the existing owned loan portfolio and an amount to reduce the contractual value of retained interests in loans securitized to fair value. For securitized loans, anticipated losses and related provisions for loan losses are reflected in the calculations of net securitization and credit card servicing income.

The provision for loan losses on a managed basis for the year ended December 31, 2001, totaled $1.3 billion compared to a provision of $0.9 billion in 2000. Of the $1.3 billion and $0.9 billion of provision for loan losses in 2001 and 2000, $760.6 million and $529.7 million related to loans securitized, and $549.1 million and $388.2 million related to owned credit card loans and retained interests in loans securitized. The increase in the managed provision for loan losses in 2001 compared to 2000 reflects the growth in credit card loans, an increase in delinquencies as a percentage of managed loans outstanding and the current economic environment.

The economy has slowed down significantly over the last year, exacerbated by the terrorist attacks on September 11, 2001. This changing environment has caused our delinquencies and losses to increase from prior years’ levels. Some of the actions we are taking to mitigate this slowdown include expanding our collections strategies to aggressively address any potential delinquency increases and utilizing our recovery staff to work on precharge-off receivables. We also leverage forbearance programs and credit counseling services for qualifying cardholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees and other incentives to induce the customer to continue making payments. The amount of customer receivables in forbearance programs was $837.0 million or 7% of total managed loans as of December 31, 2001 compared with $433.4 million or 5% of managed loans as of December 31, 2000. The amount of receivables in forbearance programs decreased to $765.1 million as of February 28, 2002.

The ratio of allowance for loan losses to period-end loans on a managed basis was 8.0% at December 31, 2001 compared to 8.2% at December 31, 2000 and 8.5% at December 31, 1999. The allowance for loan losses as a percentage of 30-day plus receivables was 84% at December 31, 2001 compared to 100% at December 31, 2000 and 111% at December 31, 1999. The reduction in the allowance as a percentage of loans and as a percentage of 30-day plus receivables reflects a reduction in our partially-secured credit card portfolio which experienced very high loss rates and related reserve requirements in 2000, continued seasoning of our credit card portfolio, improved account collection strategies/experience and performance of the Master Trust. As of December 31, 2001, 71% of our outstanding receivable balance had been with us over two years, and mature receivables are generally more predictable and more stable than new accounts, which allows us to forecast expected losses with a greater degree of accuracy. Furthermore, we continue to see improvements in early stage delinquencies due to tighter underwriting and better account analysis and management.

For purposes of assessing the adequacy of the loan loss reserves, we segment our loan portfolio into several individual pools with similar credit risk and time since solicitation (vintage pools) and estimate (based on historical experience and existing environmental conditions) the amounts of loans that will not be collected and therefore charged off. All new vintage pools are tracked separately until they are mature enough that their performance is consistent and steady enough to aggregate them into other vintage pools for analysis. We continually evaluate these homogenous risk pools with a roll rate model that uses historical delinquency levels updated for current performance, loan seasoning and other measures of asset quality to estimate charge-offs for both credit losses and bankruptcy losses. Additionally, in evaluating the adequacy of the loan loss reserves, we consider several subjective factors in determining the additional reserve and ultimate loan loss reserve necessary at each reporting period, including:

•	national and economic trends and business conditions, including the condition of various market segments;

•	changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery, and the experience, ability, and depth of lending management and staff;

•	trends in volume and the product pricing of accounts, including any concentrations of credit; and

•	the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the current portfolio.

Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses maintained at Direct Merchants Bank (essentially those loans not sold via securitization or third-party conduit financing relationships). Such agencies may require that we recognize additions to the allowance based on their judgment about information available to them at the time of their examination. In determining the allowance for loan losses for credit card loans held by Direct Merchants Bank, we have taken into consideration the Office of the Comptroller of the Currency (“OCC”) guidance for subprime lending programs. Under these guidelines, we are required to maintain an allowance for loan losses of at least twelve months’ future charge-offs on all loans considered subprime (primarily those loans with a FICO score of 660 or below or with damaged credit histories).

We believe the allowance for loan losses is adequate to cover probable future losses inherent in the loan portfolio under current conditions. However, we cannot give assurance as to future credit losses that may be incurred in connection with our loan portfolio, nor can we provide assurance that the loan loss allowance that we have established will be sufficient to absorb future losses.

Other Operating Income

Other operating income contributes substantially to our results of operations, representing 62% and 65% of owned revenues for the years ended December 31, 2001 and 2000, respectively. Other operating income increased $220.7 million for the year ended December 31, 2001 over 2000.

Net securitization and credit card servicing income increased $73.1 million to $517.4 million in 2001. The increase was due to growth in the securitized loan portfolio and improved net interest rate spread offset by an increase in the provision for securitized loan losses. Average securitized receivables increased $1.2 billion in 2001, and the net interest rate spread on securitized loans was 14.3% in 2001 as compared to 12.7% in 2000. The components of net securitization revenue for 2001 and 2000 are shown in Table 9:

Table 9:  Components of Net Securitization Revenue

(in thousands)	2001	2000
Finance charges	$1,276,409	$1,091,577
Interest expense	(335,292)	(397,785)
Provision for loan losses	(760,583)	(529,671)
Credit card fees	316,458	281,833
Other, net (1)	20,407	(1,693)

Total net securitization revenue	$517,399	$444,261

(1)	Includes $10.1 million of income from the change in fair value of interest rate caps in 2001, and $9.4 million of expense for interest rate cap amortization in 2000.

Credit card fees, interchange and other credit card income was $296.9 million in 2001, an increase of $73.6 million over 2000. The increase is primarily the result of growth in our owned credit card portfolio. Average owned receivables were $3.6 billion in 2001 and $2.5 billion in 2000.

Enhancement services revenues increased by $73.9 million for the year ended December 31, 2001. This increase reflects higher credit protection revenue due to increased receivables and higher sales of our debt waiver products, as well as the increase in membership program revenues resulting from additional product offers to third-party cardholders.

Other Operating Expense

Total other operating expenses for the year ended December 31, 2001 increased $119.7 million over 2000, largely due to costs associated with the growth of our business activities. Employee compensation increased $46.9 million for the year ended December 31, 2001, due to increased staffing needs. Credit card account and other product solicitation and marketing expenses increased $30.4 million over 2000, largely due to increased marketing efforts which resulted in 1.2 million new credit card accounts and 3.5 million new enhancement relationships during 2001.

Enhancement services claims expenses increased $9.2 million primarily driven by increased debt waiver claims. Debt waiver claims expenses were $33.6 million in 2001 and $23.7 million in 2000. The $9.9 million increase relates to increased balances covered by debt waiver. As of December 31, 2001 we had a debt waiver total covered balance of $2.7 billion, compared to $2.1 billion as of December 31, 2000.

Purchased portfolio premium amortization increased $11.0 million to $30.3 million in 2001 compared to $19.3 million in 2000. The increase relates to the amortization of premiums recognized on portfolio purchases late in 2000 and throughout 2001. Between August 25, 2000 and October 17, 2001, we purchased three portfolios with a total receivables balance of $476 million and a premium of $60.9 million.

Other expenses increased $18.0 million for the year primarily due to increased rent and depreciation related to the necessary investments in facilities and equipment to support and improve our business.

Derivative Activities

We use derivative financial instruments for the purpose of managing our exposure to interest rate risks. We have a number of procedures in place to monitor and control both market and credit risk from these derivative activities. Our senior management approves all derivative strategies and transactions.

During 2001 and 2000, we entered into interest rate cap and interest rate swap transactions. We enter into interest rate caps through our subsidiary, Metris Receivables, Inc. (“MRI”) on behalf of Master Trust investors. Interest rate caps are purchased on each of MRI’s securitized debt issuances.

We entered into interest rate swap transactions through Direct Merchants Bank. The swaps are used to effectively convert a portion of the fixed rate certificates of deposit (“CDs”) to variable rate CDs, and thus hedge the fair market value of the CDs. The CDs expose us to variability in the fair value in rising or declining interest rate environments. By converting the fixed payment to a variable payment, the interest rate swaps effectively reduce the variability of the fair market value of the CDs.

We account for these contracts in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The change in the fair value of the derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative qualifies as a hedge, the accounting treatment for the change in fair value varies based on the type of risk being hedged. The monthly interest rate differential to be paid or received on these contracts is accrued and included in “Net securitization and credit card servicing income” or “Deposit interest expense,” as appropriate, on the consolidated statements of income. Interest payable or receivable under these contracts are classified under “Other receivables due from credit card securitization, net” or “Other assets,” as appropriate, on the consolidated balance sheets.

The adoption of SFAS 133 resulted in a one-time, non-cash, after-tax charge to earnings of $14.5 million reflected as a “Cumulative effect of accounting change” in the consolidated statements of income for the year ended December 31, 2001. During 2001, $1.2 million was recorded as a reduction to interest expense and a $13.6 million gain was recognized as a result of recording derivatives that did not qualify for hedge accounting treatment at fair value and hedge ineffectiveness.

Balance Sheet Analysis

Retained Interests in Loans Securitized

Retained interests in loans securitized decreased $760.0 million to $1.3 billion in 2001, compared to $2.0 billion in 2000. In 2001, a securitization that was accounted for as a sale under SFAS 140 matured. As a result, approximately $855 million of receivables that were classified as retained interests in loans securitized as of December 31, 2000 were classified as credit card loans in 2001. The decrease was offset by the required retained interests on the growth in receivables funded through the Master Trust.

Credit Card Loans

Credit card loans were $2.7 billion as of December 31, 2001 compared to $1.2 billion as of December 31, 2000. The $1.5 billion increase is a result of the transfer of $855 million of receivables from retained interests in loans securitized to credit card loans due to the maturity of the securitization previously discussed, the purchase of two credit card portfolios with approximately $290 million of receivables and organic growth through increased marketing efforts.

Deferred Income Taxes

Total deferred tax assets, net of deferred tax liabilities, decreased from $146.3 million as of December 31, 2000 to $32.2 million as of December 31, 2001. The decrease in net assets resulted largely from a $99.3 million increase in deferred tax liabilities, primarily related to accrued interest on credit card loans.

Debt

Debt increased from $356.0 million in 2000 to $647.9 million in 2001 due to a warehouse financing arrangement entered into by Direct Merchants Bank in June 2001 that was accounted for as a collateralized financing. As of December 31, 2001 $292.0 million was outstanding on the conduit and was used to fund credit card loans.

Deferred Income

Deferred income decreased $20.5 million to $215.0 million as of December 31, 2001 compared to $235.5 million as of December 31, 2000. The decrease primarily relates to our migration from annual billed to monthly billed products and lower product sales.

Stockholders’ Equity

Stockholders’ equity was $1.1 billion as of December 31, 2001, an increase of $258.4 million over December 31, 2000 stockholders’ equity of $883.6 million. The increase results from net income of $245.8 million and $27.9 million stock issuances under employee benefit plans offset by cash dividends of $3.8 million and $13.0 million of stock repurchases under our stock repurchase program.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is due to changes in interest rates. This affects us directly in our lending and borrowing activities, as well as indirectly, as interest rates may impact the payment performance of our cardholders.

To manage our direct risk to market interest rates, management actively monitors the interest rates and the interest sensitive components of our owned and managed balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. We seek to minimize that impact primarily by matching asset and liability repricings.

Our primary managed assets are credit card loans, which are virtually all priced at rates indexed to the variable prime rate. We fund credit card loans through a combination of cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances. Our securitized loans are owned by the Master Trust and bank-sponsored single-seller and multi-seller receivables conduits, which have committed funding primarily indexed to variable commercial paper rates and the London Interbank Offered Rate (“LIBOR”). Our $270 million bank credit facility consists of a $170 million revolving credit facility that is indexed to prime rate and a $100 million term loan that is indexed to LIBOR. The subsidiary bank deposits are issued at fixed interest rates. The long-term debt is at fixed interest rates. At December 31, 2001, approximately 8.8% of the Master Trust and conduit funding of securitized receivables was funded with fixed rate securities.

In an interest rate environment with rates at or below current rates, 91.2% of the securitization funding for the managed loan portfolio is indexed to floating commercial paper and LIBOR rates. In an interest rate environment with rates significantly above current rates, the potentially negative impact on earnings of higher interest expense is partially mitigated by fixed rate funding and interest rate cap contracts.

The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points. Assuming that we take no counteractive measures, a 200 basis point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, would result in an increase in net income of approximately $20.0 million relative to a base case over the next 12 months; while a decrease of 200 basis points will result in a reduction in net income of approximately $1.6 million. You should not construe our use of this methodology to quantify the market risk of financial instruments as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our cardholders or the fact that LIBOR and prime rates may not move in tandem in an increasing or decreasing rate environment. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

Liquidity, Funding and Capital Resources

One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Because the pricing and maturity characteristics of our assets and liabilities change, liquidity management is a dynamic process, affected by changes in short- and long-term interest rates. We use a variety of financing sources to manage liquidity, refunding, and interest rate risks. Table 10 summarizes our funding and liquidity as of December 31, 2001 and 2000:

Table 10:  Liquidity, Funding and Capital Resources

(in thousands)	December 31, 2001		December 31, 2000
On-balance sheet funding	Outstanding	Unused Capacity	Outstanding	Unused Capacity
Bank conduit 2002	$292,000	$108,000	$—	$—
Revolving credit line 2003	—	170,000	—	170,000
Term loan 2003	100,000	N/A	100,000	N/A
Senior notes 10% 2004	100,000	N/A	100,000	N/A
Senior notes 10.125% 2006	145,924	N/A	145,024	N/A
Other	9,980	N/A	11,042	N/A
Deposits	2,058,008	N/A	2,106,199	N/A
Equity	1,141,955	N/A	883,553	N/A

Subtotal	$3,847,867	$278,000	$3,345,818	$170,000

Off-balance sheet funding
Metris Master Trust	$7,880,342	$328,908	$5,857,224	$344,991
Metris facility	15,500	59,500	—	75,000
Various conduits	—	—	213,000	687,000

Subtotal	$7,895,842	$388,408	$6,070,224	$1,106,991

Total	$11,743,709	$666,408	$6,070,224	$1,276,991

Subsequent to December 31, 2001, we issued $600 million of seven year, term asset- backed securities out of the Master Trust, and we created an $850 million bank-sponsored conduit facility for additional funding capacity. Total unused capacity as of March 15, 2002 was $2.1 billion.

Under our revolving line of credit agreement, we need to maintain, among other items, minimum equity plus reserves to managed assets of 10%, minimum three-month average excess spread (by ABS deal) of 1%, minimum equity of $662 million and a ratio of equity plus reserves to managed 90-day plus delinquencies of 2.25. As of December 31, 2001 and 2000 we were in compliance with all financial covenants under our credit agreements.

Our contractual cash obligations as of December 31, 2001 were as follows:

	Less than one year	One to three years	Four to five years	Over five years	Total
Long-term debt	$292,497	$200,910	$154,479	$18	$647,904
Operating leases	16,650	23,818	17,333	34,301	92,102
Certificates of deposit	1,169,937	614,717	273,354	—	2,058,008
Metris Master Trust	2,370,342	2,860,000	2,650,000	—	7,880,342
Metris facility	15,500	—	—	—	15,500
Open to buy on credit card accounts (1)	—	—	—	—	15,677,958

Total	$3,864,926	$3,699,445	$3,095,166	$34,319	$26,371,814

(1)	See tables on page 8 for further information.

The weighted-average interest rate on outstanding funding as of December 31, 2001 and 2000 was as follows:

	December 31, 2001	December 31, 2000
Bank conduit 2002	2.4%	—
Term loan 2003	5.4%	9.4%
Senior notes 2004	10.0%	10.0%
Senior notes 2006	11.5%	11.6%
Other	8.9%	8.4%
Deposits	5.1%	6.8%
Equity	—	—
Metris Master Trust	3.0%	7.0%
Metris facility	2.3%	—
Various conduits	—	7.6%

During 2001 and 2000, we had net proceeds of approximately $1.8 billion and $0.6 billion, respectively, from sales of credit card loans to the Master Trust and conduits. We used cash generated from these transactions to reduce borrowings and to fund credit card loan portfolio growth.

The following table presents the amounts, at December 31, 2001 of investor principal in securitized receivables scheduled to amortize in future years. We base the amortization amounts on estimated amortization periods, which are subject to change based on the Master Trust and conduit performance:

(in thousands)
2002	$1,964,750
2003	1,021,092
2004	2,260,000
2005	1,400,000
2006	1,250,000

Total securitized loans at December 31, 2001	$7,895,842

The following table shows the annualized yields, defaults, costs and excess spreads for the Master Trust on a cash basis:

(In thousands)	2001		2000		1999
Gross yield	$2,035,113	27.58%	$1,528,056	27.22%	$1,177,906	27.27%
Annual principal defaults	972,348	13.18%	632,763	11.27%	483,921	11.20%

Net portfolio yield	1,062,765	14.40%	895,293	15.95%	693,985	16.07%
Annual interest expense, including servicing fee	451,061	6.62%	470,634	8.90%	339,004	8.06%

Net excess spread	$611,704	7.78%	$424,659	7.05%	$354,981	8.01%

The Master Trust and the associated securitized debt provide for early amortization if certain events occur. These events are described in the applicable prospectus of each securitization transaction. The most significant events would be three consecutive months of less than zero percent excess spread or negative transferor’s interest within the Master Trust. In addition, there are various triggers within our securitization agreements that, if met, would require us to deposit cash as additional security to the investors of the Master Trust. The triggers are related to the performance of the Master Trust, specifically the amount of net excess spread over a one to three month period.

The following table illustrates the amount of cash that would be required as additional collateral if the excess spread of the Master Trust was within various ranges for a one to three month period:

(In thousands)

Net Excess Spread	Cash to be Deposited
greater than 5.5%	$ —
5.1% – 5.5%	56,409
4.6% – 5.0%	79,669
4.1% – 4.5%	181,239
3.6% – 4.0%	227,759
3.1% – 3.5%	274,278
less than 3.0%	350,468

In December 2001, the excess spread on our 1997-1 asset-backed securitization transaction, which had fixed-rate funding at 8.5%, dropped below the 4.5% trigger, requiring $21.3 million in cash to be deposited into the Master Trust subsequent to year-end.

Direct Merchants Bank issues certificates of deposit of $100,000 or more. As of December 31, 2001 and 2000, $2.1 billion and $2.1 billion of CDs were outstanding with original maturities ranging from six months to five years and three months to five years, respectively. These CDs pay fixed interest rates ranging from 2.4% to 7.6% and 5.4% to 7.6% at December 31, 2001 and 2000, respectively.

The Company’s deposits and secured/unsecured debt are rated by Moody’s Investor Services, Standard & Poor’s Rating Services and Fitch, Inc. Factors affecting the various ratings include the overall health of the global/national economy, specific economic conditions impacting the subprime consumer finance industry and the overall financial performance of the Company, including earnings, credit losses, delinquencies, excess spreads in the Master Trust and overall Company liquidity. The table below illustrates the debt ratings MCI and Direct Merchants Bank as of December 31, 2001:

	Moody’s	Standard & Poor’s	Fitch
Metris Companies Inc.
Senior unsecured debt	Ba3	B+	BB
Credit facility	Ba3	BB-	BB+
Direct Merchants Bank	Ba1	BB-	BB
Short-term deposits			B
Long-term deposits			BB+

Subsequent to December 31, 2001, both Standard & Poor’s Rating Services and Fitch, Inc. issued a negative outlook for the Company and its debt ratings, citing the current economic conditions and the overall financial condition of the consumer finance sector.

The Company has $394.0 million of Series C Perpetual Convertible Preferred Stock outstanding which is held by affiliates of Thomas H. Lee Partners, L.P. (formerly the Thomas H. Lee Company) (“THL Partners”), a private equity firm, and is convertible into common shares at a conversion price of $12.42 per common share subject to adjustment in certain circumstances. The Series C Preferred Stock has a 9% dividend payable in additional shares of Series C Preferred Stock and will also receive any cash dividends paid on the Company’s common stock on a converted basis. One share of Series C Preferred Stock is convertible into 30 shares of common stock, plus a premium amount designed to guarantee a portion of seven years’ worth of dividends at a 9% annual rate. For conversions in 2001, the premium amount would be equal to approximately 41% of those future dividends. Assuming conversion of the Series C Preferred Stock into common stock, THL Partners would own approximately 35% of the Company on a diluted basis at December 31, 2001. The Series C Preferred Stock entitles the holders to elect four members to MCI’s Board of Directors. The Series C Preferred may be redeemed by us in certain circumstances by paying 103% of the redemption price of $372.50 and any accrued dividends at the time of redemption. We also have the option to redeem the Series C Preferred Stock after December 9, 2008, without restriction by paying the redemption price of $372.50 and any accrued dividends at the time of redemption.

The Federal Reserve Act imposes various legal limitations on the extent to which banks that are members of the Federal Reserve System can finance or otherwise supply funds to certain of their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to MCI or its subsidiaries. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to MCI or its subsidiaries. Therefore, Direct Merchants Bank’s investments in federal funds sold are generally not available for the general liquidity needs of the Company or its subsidiaries. These restrictions were not material to our operations at December 31, 2001 and 2000.

As the portfolio of credit card loans grows, or as the Master Trust and commercial paper conduit fundings amortize, our funding needs will increase accordingly. We believe that our cash flows from operations, asset securitizations, including commercial paper conduits, bank loans, subsidiary bank deposits, long-term debt and equity issuances will provide us with adequate liquidity for meeting anticipated cash needs, although no assurance can be given to that effect.

Capital Adequacy

In the normal course of business, Direct Merchants Bank enters into agreements, or is subject to regulatory requirements, that result in cash, debt and dividend or other capital restrictions.

The Federal Reserve Act imposes various legal limitations on the extent to which banks can finance or otherwise supply funds to their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to or other covered transactions, such as certain purchases of assets, with MCI and its affiliates. Such restrictions limit Direct Merchants Bank’s ability to lend to MCI and its affiliates. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to us in accordance with the national bank dividend provisions.

Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At December 31, 2001 and 2000, Direct Merchants Bank’s Tier 1 risk–based capital ratio, risk–based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a “well- capitalized” depository institution under regulations of the OCC, as illustrated in the table below.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Direct Merchants Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Direct Merchants Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Direct Merchants Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 leverage capital (as defined) to average assets (as defined). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements.

Additional information about Direct Merchants Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
As of December 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets	$345,717	13.4%	$206,027	8.0%	$257,534	10.0%
Tier 1 Capital (to risk-weighted assets)	308,185	12.0%	103,013	4.0%	154,520	6.0%
Tier 1 Capital (to average assets)	308,185	11.6%	106,459	4.0%	133,073	5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
As of December 31, 2000	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$227,453	10.8%	$167,255	8.0%	$211,029	10.0%
Tier 1 Capital (to risk-weighted assets)	199,882	9.5%	83,135	4.0%	125,271	6.0%
Tier 1 Capital (to average assets)	199,882	9.3%	84,833	4.0%	106,121	5.0%

FFIEC guidelines indicate that an institution with a concentration in subprime lending should hold one and one-half to three times the normal minimum capital required. The OCC has regulatory authority to evaluate the safety and soundness of Direct Merchants Bank under these more stringent guidelines. The OCC has required Direct Merchants Bank, under the more stringent guidelines, to maintain two times the normal minimum capital on those credit card loans that qualify as subprime loans (FICO score of 660 and below) and maintain a minimum capital ratio of 10%. Under these guidelines, Direct Merchants Bank’s total capital ratio as of December 31, 2001 was 8.5%.

Subsequent to December 31, 2001, we sold approximately $610 million of receivables from Direct Merchants Bank to MCI. After selling these assets, Direct Merchants Bank’s total capital ratio was 18.4% under normal capital adequacy guidelines and 11.6% under subprime guidelines, which are above minimum requirements.

Newly Issued Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which establishes accounting and reporting standards for goodwill and other intangible assets. It requires enterprises to test these assets for impairment upon adoption of SFAS 142 as well as on an annual basis, and reduce the carrying amount of these assets if they are found to be impaired. Goodwill and other intangible assets with an indefinite useful life will no longer be amortized. Other intangible assets with an estimable useful life will continue to be amortized over their useful lives. SFAS 142 is effective for goodwill and intangible assets included on the balance sheet for all fiscal years beginning after December 15, 2001. The adoption of the new standard will not have a material impact on our financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The standard is effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, and provide a single accounting model for long-lived assets to be disposed of. The adoption of the new standard will not have a material impact on our financial statements.

Forward-Looking Statements

This Annual Report on Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations of future events. You will recognize these statements because they do not strictly relate to historical or current facts. Such statements may use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “think,” “believe,” and other words or terms of similar meaning in connection with any discussion of future performance of the Company. For example, these include statements relating to future actions, future performance of current or anticipated products, solicitation efforts, expenses, the outcome of contingencies such as litigation, and the impact of the capital markets on liquidity. From time to time, we also may provide oral or written forward-looking statements in other material released to the public.

Any or all of our forward-looking statements in this Report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors, which can not be predicted with certainty, will be important in determining future results. Among such factors are higher default and bankruptcy rates of our target market of moderate-income consumers, interest rate risks, risks associated with acquired portfolios, dependence on the securitization markets and other funding sources, state and federal laws and regulations that limit our business activities, product offerings and fees, privacy laws that could result in lower marketing revenue and penalties for non-compliance, and general economic conditions that can have a major impact on the performance of loans. Each of these factors and others are more fully discussed under the caption “Business—Risk Factors” on pages 21 through 25 of this Report. As a result of these factors, we cannot guarantee any forward-looking statements. Actual future results may vary materially. Also, please note that the factors we provide are those we think could cause our actual results to differ materially from expected and historical results.

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

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

Net income applicable to common stockholders for the year ended December 31, 2000, was $163.5 million, or $2.11 per diluted share, up from net loss applicable to common stockholders of $61.6 million, or $1.07 per diluted share for 1999. Net loss applicable to common stockholders for the year ended December 31, 1999, included a $152.4 million one-time, non-cash accounting impact from the issuance of the Series C Perpetual Convertible Preferred Stock, extinguishing the Series B Preferred Stock, the 12% Senior Notes, and the ten-year warrants reported in the second quarter 1999. Income before these extraordinary items for the year ended December 31, 1999, was $115.4 million, or $1.41 per diluted share. The increase in net income results from an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans and active enhancement members. Average managed loans increased to $8.0 billion for the year ended December 31, 2000, from $6.0 billion in 1999, an increase of 34%, and active enhancement services members grew to 6.1 million at December 31, 2000, from 4.9 million in 1999. In addition, credit card charge volume was approximately $8.1 billion for the full year 2000, a 41% increase over the same period in 1999.

The provision for loan losses on a managed basis was $917.9 million in 2000, compared to $742.5 million in 1999. The increase primarily reflects higher credit card loan balances and the addition of new credit card portfolios as well as an increase in net charge-offs. The reported managed net charge-off rate was 9.7% in 2000, compared to 9.0% in 1999. The charge-off rate before the impact of purchase accounting related to portfolio acquisitions for the year ended December 31, 2000, was 9.9%, compared to 10.4% for the year ended December 31, 1999.

Other operating income on a managed basis increased $216.8 million, or 40%, to $760.4 million for the year ended December 31, 2000. This increase was primarily due to credit card fees, interchange fees and other credit card income, which increased to $505.2 million for 2000, up 32% over $382.2 million for 1999. In addition, enhancement services revenues increased 52% to $266.2 million in 2000, up from $175.1 million in 1999. These increases were primarily due to the growth in total credit card and enhancement services accounts, an increase in outstanding receivables in the managed credit card loan portfolio, development of new third-party relationships and the creation of new products.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” This SAB formalized the accounting for services sold with a full refund, requiring all companies to defer recognition of service revenues until the cancellation period is complete. We adopted this practice for membership programs in 1998, before the official guidance was released. Due to the adoption of this SAB, we recorded a cumulative effect of change in accounting principle in the first quarter of 2000, with a net after-tax impact of $3.4 million. This one-time, non-cash adjustment was to defer recognition of debt waiver revenue until the cancellation period is complete, which is one month. Prior to this change, we recognized one-half of the current period revenues in the month billed.

Other operating expenses increased to $594.4 million in 2000, compared to $438.0 million in 1999. This increase was due to continued investments in our infrastructure in order to service the growth in our managed credit card loan portfolio and our enhancement services members, as well as an increase in overall marketing expenditures. Our managed operating efficiency ratio increased to 32.4% in 2000 from 31.9% in 1999, due to the investment in infrastructure and marketing programs discussed above.

Item 8.    Financial Statements and Supplementary Data

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands, except per-share data)

	December 31,
	2001	2000
Assets:
Cash and due from banks	$109,812	$84,938
Federal funds sold	243,772	367,937
Short–term investments	134,502	68,565

Cash and cash equivalents	488,086	521,440

Retained interests in loans securitized	1,263,655	2,023,681
Less: Allowance for loan losses	537,499	640,852

Net retained interests in loans securitized	726,156	1,382,829

Credit card loans	2,746,656	1,179,203
Less: Allowance for loan losses	410,159	123,123

Net credit card loans	2,336,497	1,056,080

Property and equipment, net	114,913	128,395
Deferred income taxes	32,167	146,345
Purchased portfolio premium, net	94,793	95,537
Other receivables due from credit card securitizations, net	179,868	186,694
Other assets	256,206	218,705

Total assets	$4,228,686	$3,736,025

Liabilities:
Deposits	$2,058,008	$2,106,199
Debt	647,904	356,066
Accounts payable	83,475	83,473
Deferred income	215,031	235,507
Accrued expenses and other liabilities	82,313	71,227

Total liabilities	3,086,731	2,852,472

Stockholders’ Equity:
Convertible preferred stock – Series C, par value $.01 per share; 10,000,000 shares authorized, 1,057,638 and 967,573 shares issued and outstanding	393,970	360,421
Common stock, par value $.01 per share; 300,000,000 shares authorized, 64,224,878 and 62,242,787 shares issued	642	622
Paid–in capital	232,413	198,077
Unearned compensation	(4,980)	—
Treasury stock – 806,300 shares	(13,014)	—
Retained earnings	532,924	324,433

Total stockholders’ equity	1,141,955	883,553

Total liabilities and stockholders’ equity	$4,228,686	$3,736,025

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Statements of Income
(Dollars in thousands, except per-share data)

	Year Ended December 31,
	2001	2000	1999
Interest Income:
Credit card loans and retained interests in loans securitized	$681,503	$490,929	$229,394
Federal funds sold	3,115	9,139	4,477
Other	12,372	4,710	2,298

Total interest income	696,990	504,778	236,169

Deposit interest expense	127,918	89,560	19,329
Other interest expense	38,362	43,446	36,512

Total interest expense	166,280	133,006	55,841

Net Interest Income	530,710	371,772	180,328
Provision for loan losses	549,145	388,234	174,800

Net Interest (Expense) Income After Provision for Loan Losses	(18,435)	(16,462)	5,528

Other Operating Income:
Net securitization and credit card servicing income	517,399	444,254	318,873
Credit card fees, interchange and other credit card income	296,926	223,333	129,808
Enhancement services revenues	340,132	266,200	175,091

	1,154,457	933,787	623,772

Other Operating Expense:
Credit card account and other product solicitation and marketing expenses	174,883	144,481	107,726
Employee compensation	225,463	178,592	122,417
Data processing services and communications	90,222	86,166	65,970
Enhancement services claims expense	35,628	26,431	21,091
Credit card fraud losses	9,068	8,886	7,384
Purchased portfolio premium Amortization	30,277	19,275	31,752
Other	148,613	130,583	81,644

	714,154	594,414	437,984

Income Before Income Taxes, Extraordinary Loss and Cumulative Effect of Accounting Changes	421,868	322,911	191,316
Income taxes	161,577	124,320	75,953

Income Before Extraordinary Loss and Cumulative Effect of Accounting Changes	260,291	198,591	115,363
Extraordinary loss from early extinguishment of debt	—	—	50,808
Cumulative effect of accounting changes (net of income taxes of $9,000 and $2,180)	14,499	3,438	—

Net Income	245,792	195,153	64,555
Preferred stock dividends-Series B	—	—	7,506
Convertible preferred stock dividends-Series C	34,771	31,624	17,080
Adjustment for the retirement of Series B preferred stock	—	—	101,615

Net Income (Loss) Applicable to Common Stockholders	$211,021	$163,529	$(61,646)

Earnings per share:
Basic–income (loss) before extraordinary loss and cumulative effect of accounting changes	$2.67	$2.23	$(0.19)
Basic–extraordinary loss	—	—	(0.88)
Basic–cumulative effect of accounting changes	(0.15)	(0.04)	—
Basic–net income (loss)	2.52	2.19	(1.07)
Diluted–income (loss) before extraordinary loss and cumulative effect of accounting changes	2.62	2.15	(0.19)
Diluted–extraordinary loss	—	—	(0.88)
Diluted–cumulative effect of accounting changes	(0.15)	(0.04)	—
Diluted–net income (loss)	2.47	2.11	(1.07)
Shares used to compute earnings per share:
Basic	97,641	89,234	57,855
Diluted	99,366	92,582	57,855
Dividends declared per common share	$0.040	$0.033	$0.017

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(Dollars and shares in thousands)

	Number of Shares Outstanding
	Preferred	Common	Preferred Stock	Common Stock	Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
BALANCE, DECEMBER 31, 1998	540	57,779	$201,100	$193	$107,615	$—	$—	$124,074	$432,982
Net income	—	—	—	—	—	—	—	64,555	64,555
Retirement of preferred stock—Series B	(560)	—	(208,606)	—	(101,615)	—	—	—	(310,221)
Issuance of preferred stock—Series C	840	—	312,910	—	122,369	—	—	—	435,279
Cash dividends	—	—	—	—	—	—	—	(1,390)	(1,390)
June 1999 two-for-one stock split	—	—	—	193	(193)	—	—	—	—
Preferred dividends in kind – Series B	20	—	7,506	—	—	—	—	(7,506)	—
Preferred dividends in kind – Series C	45	—	16,819	—	—	—	—	(16,819)	—
Issuance of common stock under employee benefit plans	—	140	—	—	2,596	—	—	—	2,596

BALANCE, DECEMBER 31, 1999	885	57,919	$329,729	$386	$130,772	$—	$—	$162,914	$623,801

Net income	—	—	—	—	—	—	—	195,153	195,153
Cash dividends	—	—	—	—	—	—	—	(2,942)	(2,942)
June 2000 three-for-two stock split	—	—	—	201	(201)	—	—	—	—
Preferred dividends in kind – Series C	83	—	30,692	—	—	—	—	(30,692)	—
Issuance of common stock under employee benefit plans	—	4,324	—	35	67,506	—	—	—	67,541

BALANCE, DECEMBER 31, 2000	968	62,243	$360,421	$622	$198,077	$—	$—	$324,433	$883,553

Net income	—	—	—	—	—	—	—	245,792	245,792
Cash dividends	—	—	—	—	—	—	—	(3,752)	(3,752)
Common stock repurchased	—	(806)	—	—	—	—	(13,014)	—	(13,014)
Preferred dividends in kind – Series C	90	—	33,549	—	—	—	—	(33,549)	—
Issuance of common stock under employee benefit plans	—	1,518	—	15	27,927	—	—	—	27,942
Deferred compensation obligations	—	464	—	5	6,409	(8,108)	—	—	(1,694)
Amortization of restricted stock	—	—	—	—	—	3,128	—	—	3,128

BALANCE, DECEMBER 31, 2001	1,058	63,419	$393,970	$642	$232,413	$(4,980)	$(13,014)	$532,924	$1,141,955

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2001	2000	1999
Operating Activities:
Net income	$245,792	$195,153	$64,555
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss from early extinguishment of debt	—	—	50,808
Cumulative effect of accounting changes	14,499	3,438	—
Depreciation and amortization	106,703	76,256	75,341
Change in allowance for loan losses	183,683	144,948	225,745
Unrealized gains on derivative instruments	(10,129)	—	—
Changes in operating assets and liabilities, net:
Deferred income taxes	114,178	39,268	(32,592)
Other receivables due from credit card securitizations	(14,354)	47,904	(61,144)
Accounts payable and accrued expenses	6,446	45,877	65,337
Deferred income	(20,476)	60,403	46,774
Other	(62,507)	(95,563)	(106,940)

Net cash provided by operating activities	563,835	517,684	327,884

Investing Activities:
Net proceeds from sales and repayments of securitized loans	1,825,618	551,911	960,170
Net loans originated or collected	(2,370,468)	(1,827,192)	(843,274)
Credit card portfolio acquisitions	(290,774)	(195,597)	(1,156,673)
Additions to premises and equipment	(5,706)	(85,007)	(41,724)

Net cash used in investing activities	(841,330)	(1,555,885)	(1,081,501)

Financing Activities:
Net increase in debt	291,838	11,054	134,116
Net (decrease) increase in deposits	(48,191)	1,330,818	775,381
Cash dividends paid	(3,752)	(2,942)	(1,390)
Decrease in preferred equity	—	—	(124)
Increase in common equity	17,260	26,278	2,720
Repurchase of common stock	(13,014)	—	—

Net cash provided by financing activities	244,141	1,365,208	910,703

Net (decrease) increase in cash and cash equivalents	(33,354)	327,007	157,086
Cash and cash equivalents at beginning of year	521,440	194,433	37,347

Cash and cash equivalents at end of year	$488,086	$521,440	$194,433

Supplemental disclosures and cash flow information:
Cash paid during the year for:
Interest	$165,241	$81,724	$29,519
Income taxes	25,718	75,384	116,954
Tax benefit from employee stock option exercises	8,989	31,174	588
Non-cash conversion of Senior Notes:
Accrued expenses and other liabilities	—	—	(4,250)
Debt	—	—	(100,000)
Metris preferred stock	—	—	104,250

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as noted)

NOTE 1    ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Metris Companies Inc. (“MCI”) and its subsidiaries, including Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank”), which may be referred to as “we,” “us,” “our” and the “Company.” We are an information–based direct marketer of consumer lending products and enhancement services, primarily to moderate–income consumers. We issue credit cards through our wholly owned subsidiary, Direct Merchants Bank, the 10th largest bankcard issuer in the United States. We also offer consumers products through our enhancement services business unit, including credit card protection and insurance, extended service plans and membership clubs.

We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain prior-year amounts to conform with the current year’s presentation.

Pervasiveness of Estimates

We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates is our determination of the adequacy of the allowance for loan losses, which is discussed under note 2, and our determination of the fair value of retained interests from assets securitized, which is discussed under note 16. The significant factors susceptible to future change that have an impact on these estimates include default rates, net interest spreads, liquidity and overall economic conditions. As a result, the actual losses in our loan portfolio and the fair value of our retained interests as of December 31, 2001 and 2000 could materially differ from these estimates.

NOTE 2    SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Federal Funds Sold and Short-term Investments

Federal funds sold are short–term loans made to banks through the Federal Reserve System. It is our policy to make such loans only to banks that are considered to be in compliance with their regulatory capital requirements. Short-term investments are investments in money market mutual funds and commercial paper with maturities less than three months.

Credit Card Loans

Credit card loans presented on our consolidated balance sheet are receivables from consumers that we have not sold via securitizations or third-party conduit warehousing arrangements, and are recorded at the principal amount outstanding. We accrue and earn interest income on credit card loans based on the principal amount of the loans outstanding using the effective–yield method. Accrued interest and fees which have been billed to the customer but not yet received are classified on the consolidated balance sheet with the related credit card loans. Accrued interest which has not yet been billed to the customer is estimated and classified on the consolidated balance sheet in “Other assets.” Interest income and fees are generally recognized until a loan is charged off. At that time, the interest and fee portion of the charged-off balance is deducted from current period interest income and credit card fees.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

Securitization, Retained Interests in Loans Securitized and Securitization Income

We publicly and privately securitize a significant portion of our credit card loans to investors through the Master Trust and third-party, single-seller and multi–seller receivables conduits. We have recorded these transactions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” If the transaction qualifies as a sale under SFAS 140, we remove the applicable credit card loans from the consolidated balance sheet. We retain participating interests in the sold credit card loans under “Retained interests in loans securitized” on the consolidated balance sheets. Our retained interests in loans securitized are subordinate to the interests of investors in the Master Trust and conduit portfolios. Retained interests include contractual subordinated interests, excess transferor’s interests and accrued finance charges on securitized loans. SFAS 140 also requires us to initially measure the related financial and servicing assets controlled and liabilities incurred at fair value, if practicable, by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer.

We record the retained interest at fair value by maintaining an allowance for loan losses on off-balance sheet loans that serves to discount the contractual value of retained interests. We validate the fair value of retained interest by calculating the present value of future expected cash flows estimated using management’s best estimate of key assumptions including credit losses, revolver rate and discount rates commensurate with the risks involved.

Accounting for a securitization as a sale of credit card loans changes our interest in such loans from lender to servicer and investor, with a corresponding change in how revenue is reported in the consolidated statements of income. Amounts that otherwise would have been recorded as interest income, interest expense, fee income and provision for loan losses are instead reported in other operating income as “Net securitization and credit card servicing income.” We have various receivables from the Master Trust or conduits and other assets as a result of securitizations, including: amounts deposited in accounts held by the Master Trust for the benefit of the Master Trust’s security holders; amounts due from interest rate caps and floors; accrued interest and fees on the securitized receivables; servicing fee receivables and various other receivables. These amounts are reported as “Other receivables due from credit card securitizations, net” on the consolidated balance sheets.

Allowance for Loan Losses

We maintain the allowance for loan losses to cover management’s estimate of the inherent losses within our owned loan portfolio as of the balance sheet date and an amount to reduce the contractual value of the retained interests in securitized loans to fair value. In evaluating the adequacy of the allowance for loan losses, we consider several factors, including: historical charge–off and recovery activity by age (vintage) of each loan portfolio (noting any particular trends over recent periods); recent delinquency and collection trends by vintage; current economic conditions and the impact such conditions might have on borrowers’ ability to repay; the risk characteristics of the portfolios; and other factors. Significant changes in these factors could affect the adequacy of our allowance for loan losses.

Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses maintained at Direct Merchants Bank (essentially those loans not sold via securitization or third-party conduit financing relationships). Such agencies may require that we recognize additions to the allowance based on their judgment on information available to them at the time of their examination. In our opinion, the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio under current conditions.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

In general, we charge off unsecured credit card accounts at the end of the month during which the loan becomes contractually 180 days past due. We charge off partially secured credit card accounts and accounts which enter into credit counseling or other similar programs and later become delinquent at the end of the month during which the loan becomes contractually 120 days past due. Bankrupt accounts are charged off upon formal notification of bankruptcy. Accounts of deceased cardholders without a surviving, contractually liable individual, or an estate large enough to pay the debt in full, are charged off immediately upon notification.

Property and Equipment

We state property and equipment and computer hardware and software at cost and depreciate them on a straight–line basis over their estimated economic useful lives, which range from one to twenty-five years. We capitalize software developed for internal use that represents major enhancements or replacements of operating and management information systems. We begin amortization of such capitalized software when the systems are fully developed and ready for implementation. We expense repair and maintenance costs as incurred.

Purchased Portfolio Premium

The purchased portfolio premium represents the excess of amounts paid for portfolio acquisitions over the related credit card loan balances net of reserves and discounts. The premium is amortized over the estimated account life, generally seven years, using an effective-yield method. The recoverability of the premium is evaluated if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow projections.

Enhancement Services

Debt Waiver Products

Direct Merchants Bank offers various debt waiver products to its credit card customers for which it retains the claims risk. Revenue for such products is recognized in the month following the completion of the cancellation period, generally one month, and reserves are provided for pending claims based on Direct Merchants Bank’s historical experience with settlement of such claims. Revenues recorded for debt waiver products are included in the consolidated statements of income under “Enhancement services revenues” and were $198.2 million, $144.7 million and $106.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Unearned revenues and reserves for pending claims are recorded in the consolidated balance sheets in “Deferred income” and “Accrued expenses and other liabilities,” respectively. Unearned revenues as of December 31, 2001 were $20.4 million compared to $13.3 million as of December 31, 2000. Reserves for pending claims were $5.2 million as of December 31, 2001 and $4.0 million as of December 31, 2000.

During the quarter ended March 31, 2000 we adopted Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” for our debt waiver products. This SAB formalized the accounting for services sold where the right to a full refund exists, requiring all companies to defer recognition of revenues until the cancellation period is complete. Previously, we recognized half of the revenues in the month billed and half in the following month. We now recognize all of the revenue the month following completion of the cancellation period. This change resulted in a one-time, non-cash net charge to earnings of $3.4 million, which is reflected as a “Cumulative effect of accounting change” in the consolidated statements of income for the year ended December 31, 2000. Because we have applied the provisions of this SAB to our membership programs since 1998, before the SEC formalized its guidance, we did not have to adjust our enhancement services revenues.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

Membership Programs

We generally bill membership fees for enhancement services products through financial institutions, including Direct Merchants Bank, and other cardholder-based institutions. We record these fees as deferred membership income upon acceptance of membership and amortize them on a straight-line basis over the membership period beginning after the contractual cancellation period is complete. Revenues recorded for membership products are included in the statements of income under “Enhancement services revenues” and were $94.7 million, $76.0 million and $31.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

In accordance with the provisions of Statement of Position 93-7, “Reporting on Advertising Costs,” qualifying membership acquisition costs are deferred and charged to expense as membership fees are recognized. These costs, which relate directly to membership solicitations (direct response advertising costs), principally include: postage, printing, mailings and telemarketing costs. We amortize these costs on a straight-line basis as we realize revenues over the membership period. Amortization of membership acquisition costs amounted to $23.7 million, $14.9 million and $9.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. If deferred membership acquisition costs were to exceed forecasted future net revenues, we would make an appropriate adjustment for impairment. All other membership acquisition costs are expensed as incurred. Deferred membership acquisition costs amounted to $69.9 million and $59.3 million as of December 31, 2001 and 2000, respectively.

Extended Service Plans

We coordinate the marketing activities for third-party sales of extended service plans. We perform administrative services and retain the claims risk for all extended service plans sold. As a result, we defer and recognize extended service plan revenues and the incremental direct acquisition costs on a straight-line basis over the life of the related extended service plan contracts beginning after the expiration of any manufacturers’ warranty coverage. The provision for service contract returns charged against deferred income for the years ended December 31, 2001, 2000 and 1999, amounted to $0.2 million, $3.0 million and $5.0 million, respectively.

Credit Card Fees and Origination Costs

Credit card fees include annual membership, late payment, overlimit, returned check, cash advance transaction and other miscellaneous fees. We assess these fees according to the terms of the related cardholder agreements and, except for annual membership fees, are recognized as revenue when charged to the cardholder’s account.

We defer direct credit card origination costs associated with successful credit card solicitations that we incur in transactions with independent third parties, and certain other costs that we incur in connection with loan underwriting and the preparation and processing of loan documents. These deferred credit card origination costs and annual membership fees are amortized on a straight–line basis over the cardholder’s privilege period, generally 12 months. Net deferred fees were $4.2 million and $13.1 million as of December 31, 2001 and 2000, respectively.

Solicitation Expenses

We generally expense credit card account costs, including printing, credit bureaus, list processing costs, telemarketing and postage, as incurred over the two- to three-month period during which the related responses to such solicitation are received.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

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

Interest Rate Risk Management Contracts

We enter into a variety of interest rate risk management contracts such as interest rate swap, floor and cap agreements with highly rated counterparties in order to hedge our interest rate exposure on securitized loans and deposits. We account for these contracts in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The change in the fair value of the derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative qualifies as a hedge, the accounting treatment for the change in fair value varies based on the type of risk being hedged. The monthly interest rate differential to be paid or received on these contracts is accrued and included in “Net securitization and credit card servicing income” or “Deposit interest expense,” as appropriate, on the consolidated statements of income. Interest payable or receivable under these contracts is classified under “Other receivables due from credit card securitization, net” or “Other assets,” as appropriate on the consolidated balance sheets.

Debt Issuance Costs

Debt issuance costs are the costs related to issuing new debt securities and establishing new securitizations under the Metris Master Trust (“Master Trust”) or conduits. We capitalize the costs as incurred and amortize them to expense over the term of the new debt security.

Income Taxes

Deferred taxes are based on the temporary differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred taxes are based on the enacted rate that is expected to apply when the temporary differences reverse. A valuation allowance is recognized if it is more likely than not that all or some portion of the deferred tax asset will not be realized.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

Earnings Per Share

The following table presents the computation of basic and diluted weighted-average shares used in the per-share calculations:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Income before extraordinary loss and cumulative effect of accounting changes	$260,291	$198,591	$115,363
Preferred dividends—Series B	—	—	7,506
Preferred dividends—Series C	34,771	31,624	17,080
Adjustment for the retirement of Series B preferred stock	—	—	101,615

Net income (loss) applicable to common stockholders before extraordinary loss and cumulative effect of accounting changes	225,520	166,967	(10,838)
Extraordinary loss from the early extinguishment of debt	—	—	50,808
Cumulative effect of accounting changes, net	14,499	3,438	—

Net income (loss) applicable to common stockholders	$211,021	$163,529	$(61,646)

Weighted average common shares outstanding	62,962	60,070	57,855
Adjustments for dilutive securities:
Assumed conversion of convertible preferred stock	34,679	29,164	—	(1)

Basic common shares(2)	97,641	89,234	57,855
Assumed exercise of outstanding stock options	1,725	3,348	—	(1)

Diluted common shares	99,366	92,582	57,855

(1)
For the year ended December 31, 1999, there were convertible preferred stock and options outstanding to purchase 15.3 million and 3.2 million common shares. These potential common shares have been excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

(2)
In accordance with EITF Topic No. D-95, we revised our computation of basic earnings per common share. As required by Topic D-95, the dilutive effect of our Series C Convertible Preferred Stock is included in the computation of basic EPS, using the if-converted method. The Series C Convertible Preferred Stock participates in dividends on an as-converted basis with our common stock. For all periods presented, there is no impact to diluted earnings per share. We restated the basic EPS amounts for the years ended December 31, 2000 and 1999 to be consistent with the revised methodology. Before the impact of Topic D-95, basic EPS would have been $3.35, $2.72 and $(1.07) for the years ended December 31, 2001, 2000 and 1999, respectively.

Comprehensive Income

SFAS 130 “Reporting Comprehensive Income,” does not apply to our current financial results and therefore, net income equals comprehensive income.

NOTE 3    SECURITIZATION ACTIVITY

During 2001 and 2000, we sold credit card loans in securitization transactions. In those securitizations, we retained servicing responsibilities and subordinated interests. We receive annual servicing fees approximating two percent of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trusts

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

have no recourse to our other assets for failure of debtors to pay when due. Our retained interests are subordinate to investors’ interests. Their value is subject to credit and interest rate risks on the transferred financial assets.

Securitization activity for the years ended December 31, 2001 and 2000, is as follows:

	December 31,
	2001	2000
Credit card loans	$2,746,656	$1,179,203
Retained interests in loans securitized	1,263,655	2,023,681
Investors’ interests in loans securitized	7,895,842	6,070,224

Total managed loans	11,906,153	9,273,108
Managed loans more than 30-days contractually delinquent	1,123,168	767,732
Managed loans charged off, net of recoveries	1,140,151	778,921

	For the years ended December 31,
	2001	2000
Cash flow to/from the Company:
Net proceeds from sales and repayments of securitized loans	$1,825,618	$551,911
Proceeds from collections reinvested in previous credit card securitizations	4,181,887	3,858,146
Servicing fees received	147,518	119,572
Other cash flows received on retained interests	565,918	401,557

Total	$6,720,941	$4,931,186

NOTE 4    ALLOWANCE FOR LOAN LOSSES

We maintain an allowance for loan losses for both owned loans and the retained interests in loans securitized. The portion allocated to the retained interest in loans securitized represents our estimated valuation adjustment to report this asset in accordance with SFAS 140. For securitized loans, losses and related provisions for loan losses are reflected in the calculations of net securitization and credit card servicing income. We make provisions for loan losses in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable losses of principal and earned interest, net of recoveries, inherent in the existing owned loan portfolio and an amount to reduce the contractual value of retained interests in securitized loans to fair value.

Activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2001	2000	1999
Balance at beginning of year	$763,975	$619,028	$393,283
Allowance related to assets acquired, net	14,106	5,963	26,293
Provision for loan losses	549,145	388,234	174,800
Provision for loan losses (1)	760,583	529,671	567,737
Loans charged off	(1,264,240)	(854,087)	(582,637)
Recoveries	124,089	75,166	39,552

Net loans charged off	(1,140,151)	(778,921)	(543,085)

Balance at end of year	$947,658	$763,975	$619,028

(1)	Amounts are included in “Net securitization and credit card servicing income.”

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

NOTE 5    PROPERTY AND EQUIPMENT

The carrying value of property and equipment is as follows:

	At December 31,
	2001	2000
Furniture and equipment	$46,865	$46,416
Computer software and equipment	65,407	55,399
Construction in progress	1,842	6,842
Buildings and land	28,031	27,805
Leasehold improvements	18,561	18,537

Total	$160,706	$154,999
Less: Accumulated depreciation and amortization	45,793	26,604

Balance at end of year	$114,913	$128,395

Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999, was $24.7 million, $16.0 million and $6.8 million, respectively.

NOTE 6    PURCHASED PORTFOLIO PREMIUM

The carrying value of the purchased portfolio premium was $94.8 million and $95.5 million as of December 31, 2001 and 2000, net of accumulated amortization of $94.0 million and $63.7 million, respectively. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $30.3 million, $19.3 million, and $31.8 million, respectively. The purchased portfolio premium is analyzed for impairment using the undiscounted cash flow method. As of December 31, 2001 and 2000 the purchased portfolio premium was not impaired.

NOTE 7    PORTFOLIO ACQUISITIONS

In 2001, Direct Merchants Bank purchased two credit card portfolios that consisted of approximately 170,000 active accounts and approximately $290 million in receivables. In 2000, Direct Merchants Bank purchased one credit card portfolio that had approximately 184,000 active accounts and approximately $186 million in receivables.

NOTE 8    CONVERTIBLE PREFERRED STOCK

The Series C Perpetual Convertible Preferred Stock is held by affiliates of Thomas H. Lee Partners, L.P. (formerly the Thomas H. Lee Company) (“THL Partners”), a private equity firm, and is convertible into common shares at a conversion price of $12.42 per common share subject to adjustment in certain circumstances. The Series C Preferred Stock has a 9% dividend payable in additional shares of Series C Preferred Stock and will also receive any cash dividends paid on our common stock on a converted basis. One share of Series C Preferred Stock is convertible into 30 shares of common stock, plus a premium amount designed to guarantee a portion of seven years’ worth of dividends at a 9% annual rate. For conversions in 2001, the premium amount would be equal to approximately 41% of those future dividends. Assuming conversion of the Series C Preferred Stock into common stock, THL Partners would own approximately 35% of the Company’s voting common stock on a diluted basis at December 31, 2001. The Series C Preferred Stock entitles the holders to elect four members to

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

MCI’s Board of Directors. The Series C Preferred Stock may be redeemed by us in certain circumstances by paying 103% of the redemption price of $372.50 and any accrued dividends at the time of redemption. We also have the option to redeem the Series C Preferred Stock after December 9, 2008, without restriction by paying the redemption price of $372.50 and any accrued dividends at the time of redemption.

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

Prior to shareholder approval and the receipt of notice that there was no regulatory objection to the Series C Preferred Stock investment, THL Partners agreed to purchase $200 million in Series B Perpetual Preferred Stock and $100 million in 12% Senior Notes due 2006. We also issued THL Partners 7.5 million ten-year warrants to purchase shares of our common stock.

On March 12, 1999, shareholders approved the conversion of the Series B Preferred Stock and 12% Senior Notes into Series C Preferred Stock. On June 1, 1999, the Series B Preferred Stock and the 12% Senior Notes were extinguished, and the warrants were canceled causing a one-time, non-cash accounting adjustment. The excess of the fair value of the Series C Preferred Stock over the carrying value of the Series B Preferred Stock and the 12% Senior Notes at the time of the conversion was allocated to the 12% Senior Notes and the Series B Preferred Stock based upon their initial fair values. To arrive at net income applicable to common stockholders in the calculation of earnings per share, the amount allocated to the 12% Senior Notes was recognized as an extraordinary loss from the early extinguishment of debt in the amount of $50.8 million and the amount allocated to the Series B Preferred Stock was recognized as a reduction of net income applicable to common stockholders in the amount of $101.6 million. The extraordinary loss attributable to the 12% Senior Notes is not recorded net of taxes. These adjustments did not have an impact on total stockholders’ equity.

NOTE 9    STOCK OPTIONS

We offer the Metris Companies Inc. Long–Term Incentive and Stock Option Plan, which permits a variety of stock–based grants and awards and gives us flexibility in tailoring our long–term compensation programs. In 2001, the Board of Directors recommended, and the shareholders approved, an increase in the number of shares reserved for issuance under the plan to 17.0 million shares of common stock for awards of stock options or other stock-based awards, subject to adjustment in certain circumstances. As of December 31, 2001, 1.3 million shares were available for grant. We do not provide loans to employees for the purchase of stock or the exercise of stock options.

The Compensation Committee has the authority to determine the exercise prices, vesting dates or conditions, expiration dates and other material conditions upon which options or awards may be exercised, except that the option price for Incentive Stock Options (“ISOs”) may not be less than 100% of the fair market value of the common stock on the date of grant (and not less than 110% of the fair market value in the case of an ISO granted to any employee owning more than 10% of the common stock) and the terms of nonqualified stock options may not exceed 15 years from the date of grant (not more than 10 years for ISOs and five years for ISOs

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

granted to any employee owning more than 10% of the common stock). Full- or part–time employees, consultants or independent contractors are eligible to receive nonqualified options and awards. Only full- or part–time employees are eligible to receive ISOs.

During 2001, 2000 and 1999, we granted 2.7 million, 4.2 million and 2.7 million options, respectively, to officers and employees.

We also issue restricted stock grants under the stock option plan to our executive officers. A total of 72,600 and 91,400 common shares were granted in 2001 and 2000, with an approximate aggregate market value of $1.8 million and $2.3 million at the time of the grant, respectively. The market value of these restricted shares at the date of grant is amortized into expense over a period not less than the restriction period. We recognized expense of $1.4 million in 2001 and $1.1 million in 2000 for these restricted shares. If the restrictions are removed, generally upon death, disability or retirement, the remaining unamortized market value of the restricted shares is expensed. Previous to 2001, restricted shares were unregistered, and therefore the related unearned compensation was recorded in “Accrued expenses and other liabilities” on the consolidated balance sheet. In 2001 restricted shares were registered and all unearned compensation was recorded as part of stockholders’ equity.

We also offer the Metris Companies Inc. Non–Employee Director Stock Option Plan which provides up to 750,000 shares of common stock for awards of options, subject to adjustments in certain circumstances. During 2001, 2000 and 1999, we granted 75,000, 82,500 and 127,500 options, respectively. At December 31, 2001, 300,000 shares were available for grant.

We have adopted the disclosure–only provisions of SFAS No. 123 “Accounting for Stock–Based Compensation.” Accordingly, we continue to account for stock–based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the guidelines of Opinion 25, compensation cost for stock–based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock.

Proforma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we accounted for our employee stock options under the fair value method of SFAS 123. The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model. The fair value of the options is amortized to expense over the options’ vesting periods. Our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2001	2000	1999
Net income as reported	$245,792	$195,193	$64,555
Net income pro forma	236,570	185,356	59,733
Diluted earnings (loss) per share as reported	2.47	2.11	(1.07)
Diluted earnings (loss) per share pro forma	2.38	2.00	(1.15)

Weighted-average assumptions in option valuation:
Risk-free interest rates	4.90%	6.40%	5.30%
Dividend yields	0.20%	0.10%	0.10%
Stock volatility factor	52.2%	58.4%	55.4%
Expected life of options (in years)	6.0	6.0	6.0

The above pro forma amounts may not be representative of the effects on reported net earnings for future years.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

Information regarding our stock option plans for 2001, 2000 and 1999, is as follows:

	Year Ended December 31,
	2001		2000		1999
	Shares	Weighted– Average Exercise Price	Shares	Weighted– Average Exercise Price	Shares	Weighted– Average Exercise Price
Options outstanding, beginning of year	9,907,062	$17.67	10,129,614	$9.72	7,862,100	$8.56
Options exercised	1,383,358	11.81	4,212,537	5.46	111,750	6.40
Options granted	2,832,838	25.01	4,348,685	24.78	2,860,914	13.47
Options canceled/forfeited	752,406	27.06	358,700	22.64	481,650	13.79

Options outstanding, end of year	10,604,136	19.73	9,907,062	17.67	10,129,614	9.72
Weighted–average fair value of options granted during the year	—	12.17	—	13.47	—	6.53

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at 12/31/01	Weighted– Average Remaining Contractual Life	Weighted– Average Exercise Price	Number Exercisable at 12/31/01	Weighted- Average Exercise Price
$ 0.00-$16.77	3,568,727	6.8	$10.57	2,389,133	$11.99
$17.10-$24.42	4,058,285	8.3	22.09	1,353,360	21.33
$24.67-$38.88	2,977,124	8.9	27.51	203,237	29.05

	10,604,136	7.9	$19.73	3,945,730	$16.07

Employee Stock Purchase Plan

During the third quarter of 1999, we adopted the Metris Companies Inc. Employee Stock Purchase Plan (“ESPP”), whereby eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of our common stock. Under the plan, shares of our common stock may be purchased at the end of each monthly offering period at 85% of the lower of the fair market value on the first or last day of the monthly offering period. Employees contributed $2.3 million and $2.0 million to purchase 121,658 and 100,624 shares of common stock under the ESPP for 2001 and 2000, respectively. We are authorized to issue up to 2.6 million shares of common stock to employees under the plan, and as of December 31, 2001, there were approximately 2.3 million shares available for future issuance.

Management Stock Purchase Plans

We provide management stock purchase plans, whereby any employee who is a Senior Vice President or higher and who participates in the Metris Management Incentive Bonus Plan is eligible to participate. Participants may elect to defer up to 50% of their bonus received under the Management Bonus Plan, which is credited to a stock purchase account as restricted stock units. We will make a match of $1 for every $3 contributed by the participant. The participant’s contributions are vested immediately and our matching

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

contributions vest after three years (two years for contributions made for the year of adoption). Employees contributed approximately $1.9 million to purchase 75,512 restricted stock units under the plans for 2001. The restricted stock units convert to common stock when distributed from the plans. We are authorized to issue up to 900,000 shares of common stock to employees under the plans, and as of December 31, 2001, approximately 770,000 of the authorized shares were available for future issuance.

NOTE 10    EMPLOYEE BENEFIT PLANS

We offer a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) Plan, and we match a portion of employee contributions and make discretionary contributions based upon our financial performance. For the years ended December 31, 2001, 2000 and 1999, we contributed $2.0 million, $1.4 million and $1.8 million to the 401(k) Plan, respectively.

In 2000, the Company adopted a new Non-Qualified Deferred Compensation Plan for a select group of management or highly compensated employees. These employees are allowed to participate in the 401(k) Plan under the new Plan in 2001 and 2000, but were unable to participate in the 401(k) Plan under the previous Non-Qualified Deferred Compensation Plan in 1998. There was no Non-Qualified Preferred Compensation Plan in effect during 1999. The new Plan provides saving and investment opportunities to those individuals who elect to defer a portion of their salary. Participants in the prior Plan were allowed to transfer their balances to the new Plan. The Company matches a portion of the employee contribution and makes discretionary contributions based on the Company’s financial performance. We contributed $334.5 thousand and $296.5 thousand to the Plan for the years ended December 31, 2001 and 2000, respectively.

Supplemental Executive Retirement Plan

Our funded Supplemental Executive Retirement Plan (“SERP”) provides officers and other members of senior management with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. The SERP is an account balance plan to which we will make annual contributions targeted to provide 60% of the average of the participant’s final five years of salary and bonus with us. These benefits will be paid in 15 annual installments beginning the year after they become eligible to receive benefits. Participants are eligible to receive benefits upon leaving our employment if they are at least 65 years of age or at least age 55 with five years of plan participation, if a change of control occurs or in the event of death. We recognized $0.7 million and $0.9 million of expense in 2001 and 2000, respectively, related to the SERP. Our liability was $3.1 million and $3.1 million at December 31, 2001 and 2000, respectively, for future payments under this plan. We calculate this expense and liability based on actuarial assumptions regarding years of participation, future investment returns and participants continuing in the SERP until age 65.

NOTE 11    INCOME TAXES

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$41,795	$77,185	$94,309
State	5,604	7,867	14,236
Deferred	114,178	39,268	(32,592)

	$161,577	$124,320	$75,953

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2001	2000	1999
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.5%	2.8%	3.2%
Other, net	1.8%	0.7%	1.5%

Effective income tax rate	38.3%	38.5%	39.7%

Our deferred tax assets and liabilities are as follows:

	At December 31,
	2001	2000
Deferred income tax assets resulting from future deductible temporary differences:
Allowance for loan losses	$210,271	$214,989
Deferred revenues	72,944	74,755
Other	31,632	18,800

Total deferred tax assets	$314,847	$308,544

Deferred income tax liabilities resulting from future taxable temporary differences:
Accrued interest on credit card loans	$213,899	$114,595
Deferred costs	37,524	30,701
Other	31,257	16,903

Total deferred tax liabilities	$282,680	$162,199

Net deferred tax assets	$32,167	$146,345

We believe, based on our history of operating earnings, expectations for operating earnings in the future, and the expected reversal of taxable temporary differences, earnings will be sufficient to fully utilize the deferred tax assets.

NOTE 12    RELATED PARTY TRANSACTIONS

In the ordinary course of business, our executive officers may have credit card loans issued by us. Pursuant to our policy, such loans are issued on the same terms as those prevailing at the time for comparable loans with unrelated persons and do not involve more than the normal risk of collectibility.

NOTE 13    COMMITMENTS AND CONTINGENCIES

Commitments to extend credit to consumers represent the unused credit limits on open credit card accounts. These commitments amounted to $15.7 billion, $10.9 billion and $9.7 billion as of December 31, 2001, 2000 and 1999, respectively. While these amounts represent the total lines of credit available to our customers, we have not experienced and do not anticipate that all of our customers will exercise their entire available line at any given point in time. We also have the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

We lease certain office facilities and equipment under various cancelable and non–cancelable operating lease agreements that provide for the payment of a proportionate share of property taxes, insurance and other maintenance expenses. These leases also may include scheduled rent increases and renewal options. Rental expense for these operating leases for the years ended December 31, 2001, 2000 and 1999, was $21.8 million, $18.1 million and $11.1 million, respectively.

Future minimum lease commitments at December 31, 2001, under cancelable and non–cancelable operating leases are as follows:

2002	$16,650
2003	12,545
2004	11,273
2005	9,513
2006	7,820
Thereafter	34,301

Total minimum lease payments	$92,102

We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations. In July 2000 an Amended Complaint was filed in Hennepin County District Court in Minneapolis, Minnesota against MCI and our subsidiaries Metris Direct, Inc. and Direct Merchants Bank. The complaint seeks damages in unascertained amounts and purports to be a class action complaint on behalf of all cardholders who were issued a credit card by Direct Merchants Bank and were allegedly assessed fees or charges that the cardholder did not authorize. Specifically, the complaint alleges violations of the Minnesota Prevention of Consumer Fraud Act, the Minnesota Deceptive Trade Practices Act and breach of contract. Subsequent to year end, preliminary approval of a class action settlement was signed by the Court whereby we will pay approximately $5.5 million for attorneys’ fees and costs incurred by attorneys for the plaintiffs in separate lawsuits filed in Arizona, California and Minnesota in 2000 and 2001. Under the terms of the settlement, we denied any wrongdoing or liability. A final settlement approval hearing is scheduled for May 30, 2002.

Direct Merchants Bank’s activities as a credit card lender are subject to regular review and examination by federal regulators to assess compliance with various federal consumer protection laws. Regulators are authorized to impose penalties for violations of these laws and, in certain cases, to order Direct Merchants Bank to pay restitution to injured cardholders.

On May 3, 2001, Direct Merchants Bank entered into a consent order with the Office of the Comptroller of the Currency (“OCC”). The consent order required Direct Merchants Bank to pay approximately $3.2 million in restitution to approximately 62,000 credit card customers who applied for and received a credit card in connection with a series of limited test marketing campaigns from March 1999 to June 2000. Under the terms of the consent order, Direct Merchants Bank made no admission or agreement on the merits of the OCC’s assertions. The restitution as required by the OCC consent order was paid and is reflected in our December 31, 2001 financial statements. We believe that the non-monetary portion of Direct Merchants Bank’s agreement with the OCC will not have a material adverse effect on the financial position of MCI or Direct Merchants Bank.

In May 2001, the OCC also indicated that it was considering whether or not to pursue an assessment of civil money penalties and gave Direct Merchants Bank the opportunity to provide information to the OCC bearing on whether imposing a penalty would be appropriate and the severity of any penalty. The statutory provisions

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

pursuant to which a civil money penalty could be assessed give the OCC broad discretion in determining whether or not a penalty will be assessed and, if so, the amount of the penalty. Because we are unable at this time to determine whether or not any civil money penalty will be assessed, there can be no assurance that the resolution of this matter will not have a material adverse effect on our financial position.

NOTE 14    CAPITAL REQUIREMENTS AND RESTRICTED PAYMENTS

In the normal course of business, we enter into agreements, or are subject to regulatory requirements, that result in cash, debt and dividend or other capital restrictions.

The Federal Reserve Act imposes various legal limitations on the extent to which banks can finance or otherwise supply funds to their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to or other covered transactions, such as certain purchases of assets, with us and our affiliates. Such restrictions limit Direct Merchants Bank’s ability to lend to us and our affiliates. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to us in accordance with the national bank dividend rules.

Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At December 31, 2001 and 2000, Direct Merchants Bank’s Tier 1 risk–based capital ratio, risk–based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a “well-capitalized” depository institution under regulations of the OCC.

We are also bound by restrictions set forth in the indentures related to the Senior Notes dated November 7, 1997, and July 15, 1999. Pursuant to those indentures, we may not make dividend payments in the event of a default or if all such restricted payments would exceed 25% of our aggregate cumulative net income.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

NOTE 15    CONCENTRATIONS OF CREDIT RISK

A concentration of credit risk is defined as significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. We are active in originating credit card loans throughout the United States, and no individual or group had a significant concentration of credit risk at December 31, 2001 or 2000. The following table details the geographic distribution of our retained, sold and managed credit card loans:

	Owned	Sold	Managed
At December 31, 2001
California	$500,991	$986,393	$1,487,384
New York	337,213	663,933	1,001,146
Texas	324,492	638,887	963,379
Florida	291,935	574,787	866,722
Illinois	166,097	327,027	493,124
Ohio	162,897	320,724	483,621
Pennsylvania	137,282	270,292	407,574
All others	2,089,404	4,113,799	6,203,203

Total	$4,010,311	$7,895,842	$11,906,153

	Owned	Sold	Managed
At December 31, 2000
California	$404,947	$765,909	$1,170,856
Texas	273,187	516,701	789,888
New York	261,192	494,015	755,207
Florida	238,972	451,988	690,960
Ohio	129,958	245,801	375,759
Illinois	128,650	243,326	371,976
Pennsylvania	104,911	198,427	303,338
All others	1,661,067	3,154,057	4,815,124

Total	$3,202,884	$6,070,224	$9,273,108

We target our consumer lending products primarily to moderate-income consumers. Primary risks associated with lending to this market are that they may be more sensitive to future economic downturn, which may make them more likely to default on their obligations.

NOTE 16    FAIR VALUE OF FINANCIAL INSTRUMENTS

We have estimated the fair value of our financial instruments in accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” Financial instruments include both assets and liabilities, whether or not recognized in our consolidated balance sheets, for which it is practicable to estimate fair value. Additionally, certain intangible assets recorded on the consolidated balance sheets, such as purchased credit card relationships, and other intangible assets not recorded on the consolidated balance sheets (such as the value of the credit card relationships for originated loans and the franchise values of our various lines of business) are not considered financial instruments and, accordingly, are not valued for purposes of this

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

disclosure. We believe there is substantial value associated with these assets based on current market conditions, including the purchase and sale of these assets. Accordingly, the aggregate estimated fair value amounts presented do not represent the entire underlying value of the Company.

Quoted market prices generally are not available for all of our financial instruments. Accordingly, in cases where quoted market prices are not available, fair values were estimated using present value and other valuation techniques that are significantly affected by the assumptions used, including the discount rate and estimated future cash flows. These assumptions are based on historical experience and assessments regarding the ultimate collectibility of assets and related interest, and estimates of product lives and repricing characteristics used in our asset/liability management process. These assumptions involve uncertainties and matters of judgment, and therefore, cannot be determined with precision. Thus, changes in these assumptions could significantly affect the fair–value estimates.

A description of the methods and assumptions used to estimate the fair value of each class of our financial instruments is as follows:

Cash and cash equivalents and accrued interest and fees receivable

The carrying amounts approximate fair value due to the short–term nature of these instruments.

Net retained interests in loans securitized and net credit card loans

Securitized credit card loans are originated with variable rates of interest that adjust with changing market interest rates. Thus, the carrying value of the retained interest in the loans securitized, less the allowance for loan losses, approximates fair value. This valuation does not include the value that relates to estimated cash flows generated from new loans from existing customers over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationships. The fair value of retained interest is estimated by discounting the expected future cash flows from the Master Trust and each of the conduits at rates which we believe to be consistent with those that would be used by an independent third party. However, because there is no active market for this, the fair values presented may not be indicative of the value negotiated in an actual sale. The future cash flows used to estimate fair value are limited to the securitized receivables that exist at year end and does not reflect the value associated with future receivables generated by cardholder activity.

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

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

Debt

We make short–term borrowings with variable rates of interest that adjust with changing market interest rates. Thus, carrying value approximates fair value.

We obtain the fair value of long-term debt from quoted market yields, when available.

Deposits

The fair value for fixed rate certificates of deposit are estimated based on quoted market prices of comparable instruments.

The estimated fair values of our financial instruments are summarized as follows:

	At December 31,
	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$488,086	$488,086	$521,440	$521,440
Accrued interest and fees receivable	38,657	38,657	30,531	30,531
Credit card loans, net	2,336,497	2,336,497	1,056,080	1,056,080
Securitization assets:
Retained interest in loans securitized, net	726,156	726,156	1,382,829	1,382,829
Interest rate cap agreements	27,321	27,321	39,365	15,468
Other	152,547	152,547	147,329	147,329
Interest rate swap agreements	3,293	3,293	—	2,716
Debt	647,904	633,005	356,066	327,917
Deposits	2,058,008	2,067,697	2,106,199	2,109,690

We have performed an analysis of the fair market value by discounting future cash flows of the Master Trust and each of the conduits at rates which we believe to be consistent with those that would be used by an independent third party. However, because there is no active market for these assets, the fair values may not be indicative of the values negotiated in an actual sale. The future cash flows used to estimate fair value are limited to the securitized receivables that exist at year end and does not reflect the value associated with future receivables generated by cardholder activity.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

The significant assumptions used at year-end for estimating the fair value of the retained interest in loans securitized are as follows:

	At December 31,
	2001	2000
Annual discount rate	15%	15%
Monthly payment rate	7%	7%
Weighted-average spread (1)	20%	16%
Annual principal and finance charge default rate	18%	16%

(1)	Includes finance charges, late fees and overlimit fees, less weighted-average cost of funds and 2% servicing fee.

At December 31, 2001, the sensitivity of the current fair value of the retained interests to immediate 10 percent and 20 percent adverse changes are as follows (in millions):

	Impact on Fair Value
	10% adverse change	20% adverse change
Annual discount rate	$15	$29
Monthly payment rate	1	1
Weighted-average spread	164	322
Annual principal and finance charge default rate	183	359

The actual annual principal and finance charge default rates for loans securitized are as follows:

Year ended December 31, 2001	15%
Year ended December 31, 2000	14%

We believe these sensitivity analyses may not accurately reflect the potential impact on the asset values as they do not consider potential offsetting positive impacts that would occur in the portfolio.

NOTE 17    DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments for the purpose of managing our exposure to interest rate risks. We have a number of procedures in place to monitor and control both market and credit risk from these derivative activities. Our senior management approves all derivative strategies and transactions.

During 2001 and 2000, we entered into interest rate cap and interest rate swap transactions. We enter into interest rate caps through our subsidiary, Metris Receivables, Inc. (“MRI”) on behalf of Master Trust investors. Interest rate caps are purchased in connection with each of MRI’s securitized debt issuances. The interest rate caps do not meet the criteria for hedge accounting treatment. The change in the fair value of the caps is included in the consolidated income statement under “Net securitization and credit card income.” For the year ended December 31, 2001, excluding the cumulative effect of accounting change, we recognized income of $10.1 million from the mark-to-market adjustments on the interest rate caps.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

We entered into interest rate swap transactions through Direct Merchants Bank. The swaps are used to effectively convert the fixed rate certificates of deposit to variable rate certificates of deposit, and thus hedge the fair market value of the CDs. The CDs expose us to variability in the fair value in rising or declining interest rate environments. By converting the fixed payment to a variable payment, the interest rate swaps effectively reduce the variability of the fair market value of the CDs.

As of January 1, 2001, we had two outstanding interest rate swap agreements accounted for as hedges under SFAS 133 with a combined value of $2.7 million. In February 2001, we entered into two additional swap agreements with no value as of the inception date. As of the adoption of SFAS 133 or their inception, all four swaps were designated as fair value hedges. Changes in the value of the swaps are recognized in income, in the period in which the change in value occurred. In addition, changes in the value of the CDs, to the extent they are attributable to the risk being hedged, are simultaneously recognized in income. Any difference between the fair value change in the swaps versus the fair value change in the related hedged CDs was considered to be the “ineffective” portion of the hedge. The ineffective portion of the swap is recorded as an increase or decrease in income.

During 2001, three of four swaps were sold. At the date of sale, the swap and the related CDs were valued, and a gain or loss was recognized for the difference between the change in fair value of the swap and the change in fair value of the CDs. The cumulative amount recorded as an adjustment to the value of the CDs is being amortized over the life of the CDs as an adjustment to interest expense. For the year ended December 31, 2001, approximately $1.2 million of CD valuation adjustments were recorded as an offset to interest expense. The unamortized valuation adjustment as of December 31, 2001 was $2.8 million, which will be recognized as an offset to interest expense in 2002. Additionally, $3.5 million was recognized as income in 2001 related to the ineffective portion of the swaps.

Prior to SFAS 133, we amortized the costs of interest rate contracts on a straight-line basis over the expected life of the contract. The adoption of SFAS 133 resulted in a one-time, non-cash, after-tax charge to earnings of $14.5 million, reflected as a “Cumulative effect of accounting change” in the consolidated statements of income for the year ended December 31, 2001. As of December 31, 2001, we had 13 interest rate caps valued at $27.3 million and one interest rate swap valued at $3.3 million.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

The notional amounts and weighted-average interest rate of interest rate swap, cap and floor agreements purchased and sold during 2001 and 2000 are as follows:

Year Ended December 31, (Dollars in thousands)	2001	Weighted Average Interest Rate	2000	Weighted Average Interest Rate
Interest rate swap agreements:
Beginning balance	$249,000	7.0%	$—	—
Additions	171,300	6.8%	249,000	7.0%
Maturities/terminations	295,800	6.9%	—	—

Ending balance	$124,500	7.0%	$249,000	7.0%

Interest rate caps:
Beginning balance	$5,119,628	9.2%	$4,213,021	9.4%
Additions	396,243	10.5%	1,260,774	8.5%
Maturities/terminations	1,053,294	9.5%	354,167	9.1%

Ending balance	$4,462,577	9.2%	$5,119,628	9.2%

Interest rate floor:
Beginning balance	$—	—	$58,333	6.2%
Additions	—	—	—	—
Maturities/terminations	—	—	58,333	6.2%

Ending balance	$—	—	$—	—

NOTE 18    SEGMENTS

We operate in two principal areas: consumer lending products and enhancement services. Our consumer lending products are primarily unsecured and partially secured credit cards, including the Direct Merchants Bank MasterCard® and Visa®. Our credit card accountholders include customers obtained from third-party lists and other customers for whom general credit bureau information is available.

We market our enhancement services, including (1) debt waiver protection for unemployment, disability and death, (2) membership programs such as card registration, purchase protection and other club memberships, and (3) third-party insurance, directly to our credit card customers and customers of third parties. We currently issue and administer our extended service plans sold through a third-party retailer, and the customer pays the retailer directly.

We have presented the segment information reported below on a managed basis. We use this basis to review segment performance and to make operating decisions. In doing so, the income statement and balance sheet are adjusted to reverse the effects of securitizations. Presentation on a managed basis is not in conformity with accounting principles generally accepted in the United States of America. The elimination column in the segment table includes adjustments to present the information on an owned basis as reported in the financial statements of this Annual Report on Form 10-K.

We do not allocate the expenses, assets and liabilities attributable to corporate functions to the operating segments, such as employee compensation, data processing services and communications, third-party servicing expenses, and other expenses including occupancy, depreciation and amortization, professional fees, and other general and administrative expenses. We include these expenses in the reconciliation of the income before income taxes, extraordinary loss and cumulative effect of accounting changes for the reported segments to the consolidated total. We do not allocate capital expenditures for leasehold improvements, capitalized software and furniture and equipment to operating segments. There were no operating assets located outside of the United States for the periods presented.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

Our enhancement services operating segment pays a fee to the consumer lending products segment for successful marketing efforts to cardholders at a rate similar to those paid to our other third parties. Our enhancement services segment reports interest income and the consumer lending products segment reports interest expense at our weighted-average borrowing rate for the excess cash flow generated by the enhancement services segment and used by the consumer lending products segment to fund the growth of cardholder balances.

2001
	Consumer Lending Products		Enhancement Services		Reconciliation (a)		Consolidated
Interest income	$1,973,400		$12,308		$(1,288,718	)(b)	$696,990
Interest expense	492,773		—		(326,493	)(b)	166,280

Net interest income	1,480,627		12,308		(962,225)		530,710
Other revenue	612,683		340,132		201,642		1,154,457
Total revenue	2,093,310		352,440		(760,583)		1,685,167
Income before income taxes and cumulative effect of accounting change	684,663	(c)	231,780	(c)	(494,575	)(d)	421,868
Total assets	$11,395,934		$138,420		$(7,305,668	)(e)	$4,228,686

2000
	Consumer LendingProducts		Enhancement Services		Reconciliation (a)		Consolidated
Interestincome	$1,596,352		$11,848		$(1,103,422	)(b)	$504,778
Interest expense	533,325		—		(400,319	)(b)	133,006

Net interest income	1,063,027		11,848		(703,103)		371,772
Other revenue	494,155		266,200		173,432		933,787
Total revenue	1,557,182		278,048		(529,671)		1,305,559
Income before income taxes and cumulative effect of accounting change	560,772	(c)	176,756	(c)	(414,617	)(d)	322,911
Total assets	$9,013,828		$154,236		$(5,432,039	)(e)	$3,736,025

1999
	Consumer Lending Products		Enhancement Services		Reconciliation (a)		Consolidated
Interest income	$1,163,663		$4,649		$(932,143	)(b)	$236,169
Interest expense	340,066		—		(284,225	)(b)	55,841

Net interest income	823,597		4,649		(647,918)		180,328
Other revenue	368,500		175,091		80,181		623,772
Total revenue	1,192,097		179,740		(567,737)		804,100
Income before income taxes and extraordinary loss	392,453	(c)	100,646	(c)	(301,783	)(d)	191,316
Total assets	$7,190,903		$116,106		$(5,261,927	)(e)	$2,045,082

(a)	The reconciliation column includes: intercompany eliminations; amounts not allocated to segments; and adjustments to the amounts reported on a managed basis to reflect the effects of securitization.

(b)
The reconciliation to consolidated owned interest income and interest expense includes the elimination of $12.3 million, $11.8 million and $4.6 million of intercompany interest received by the enhancement services segment from the consumer lending products segment for 2001, 2000 and 1999, respectively.

(c)
Income before income taxes, extraordinary loss and cumulative effect of accounting changes, includes intercompany commissions paid by the enhancement services segment to the consumer lending products segment for successful marketing efforts to consumer lending products cardholders of $12.4 million, $18.3 million and $6.7 million for 2001, 2000 and 1999, respectively.

(d)
The reconciliation to the owned income before income taxes, extraordinary loss and cumulative effect of accounting changes, includes: unallocated costs related to employee compensation; data processing and communications; third-party servicing expenses; and other expenses. The majority of these expenses, although not allocated for the internal segment reporting used by management, relate to the consumer lending products segment.

(e)
Total assets include the assets attributable to corporate functions not allocated to operating segments and the removal of investors’ interests in securitized loans to present total assets on an owned basis.

NOTE 19    STOCKHOLDERS’ EQUITY

On February 6, 2001, the Company’s Board of Directors authorized a share repurchase program of up to $200 million of its outstanding common stock over a period ending December 31, 2002. The amount of shares the Company can repurchase in a calendar year is limited under its various debt agreements. In 2001, the Company was limited to repurchasing approximately $75 million of shares. As of December 31, 2001, 0.8 million shares had been repurchased under the program for $13.0 million. Subsequent to December 31, 2001, we repurchased an additional 1.2 million shares for $17.6 million.

NOTE 20    DEBT AND DEPOSITS

A warehouse financing facility entered into in June 2001 has been accounted for as a collateralized financing under SFAS 140 and included in “Debt” on the consolidated balance sheet. The financing conduit has a capacity of $400 million and a variable interest rate based on LIBOR. As of December 31, 2001, $292 million was outstanding on the conduit. During July 2000, we amended and restated our credit facility. The amended credit facility consists of a $170 million revolving credit facility which matures in July 2003 and a $100 million term loan which matures in June 2003. At December 31, 2001 and 2000, we had outstanding borrowings of $100 million under the term loan facility with weighted-average interest rates of 5.4% and 9.9%, respectively, and no outstanding balance on the revolving credit facility at December 31, 2001 and 2000. At December 31, 2001, we were in compliance with all financial covenants under these agreements.

As of December 31, 2001, we had $145.9 million of 10.125% Senior Notes due 2006 outstanding. These Senior Notes were issued at a discount of $6.3 million to yield an effective interest rate of 11%. The Senior Notes due 2006 and credit facility are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc., magnUS Services, Inc. (formerly Metris Recovery Services, Inc.), Metris Card Services, LLC and Metris Credit Card Services, Inc. (“Guarantors”), and all of our future subsidiaries that guarantee any of our indebtedness. The guarantee is an unsecured obligation of the Guarantors and ranks equally with all existing and future unsubordinated indebtedness. We also have $100 million of 10% Senior Notes due 2004 outstanding with terms and conditions substantially similar to the Senior Notes due 2006. We have a $10.0 million 9.19% term loan due 2005 used to fund Company equipment.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except as noted)

Our debt outstanding as of December 31, 2001, matures as follows:

2002	$292,497
2003	100,434
2004	100,476
2005	8,543
2006	145,936
Thereafter	18

Total debt outstanding	$647,904

Direct Merchants Bank issues certificates of deposit of $100,000 or more. As of December 31, 2001 and 2000, $2.1 billion and $2.1 billion of CDs were outstanding with original maturities ranging from six months to five years and three months to five years, respectively. These CDs pay fixed interest rates ranging from 2.4% to 7.6% and 5.4% to 7.6% at December 31, 2001 and 2000, respectively.

Our CDs outstanding as of December 31, 2001 and 2000, mature as follows:

	2001	Weighted- Average Interest Rate	2000	Weighted- Average Interest Rate
Three months or less	$404,955	5.8%	$384,795	6.1%
Over three months through twelve months	811,802	5.3%	1,214,288	6.6%
Over one year through three years	567,897	5.2%	467,652	7.7%
Over three years	273,354	5.9%	39,464	7.4%

Total certificates of deposits	$2,058,008	5.4%	$2,106,199	6.8%

We have various indirect subsidiaries which do not guarantee Company debt. We have prepared condensed consolidating financial statements of the Company, the Guarantor subsidiaries and the non-guarantor subsidiaries for purposes of complying with SEC reporting requirements. Separate financial statements of the guaranteeing subsidiaries and the non-guaranteeing subsidiaries are not presented because we have determined that the subsidiaries financial information would not be material to investors.

METRIS COMPANIES INC.

Supplemental Consolidating Balance Sheets
December 31, 2001
(Dollars in thousands)

	Metris Companies Inc.	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$17,613	$1,505	$468,968	$—	$488,086
Net retained interests in loans securitized	—	—	726,156	—	726,156
Credit card loans	1,646	—	2,334,851	—	2,336,497
Property and equipment, net	—	78,425	36,488	—	114,913
Deferred income taxes	(31,921)	4,937	59,151	—	32,167
Purchased portfolio premium	248	—	94,545	—	94,793
Other receivables due from credit card securitizations, net	34	644	179,190	—	179,868
Other assets	10,145	50,794	201,525	(6,258)	256,206
Investment in subsidiaries	1,900,528	1,745,701	—	(3,646,229)	—

Total assets	$1,898,293	$1,882,006	$4,100,874	$(3,652,487)	$4,228,686

Liabilities:
Deposits	$(1,000)	$—	$2,059,008	$—	$2,058,008
Debt	345,924	171	301,809	—	647,904
Accounts payable	3,070	15,461	68,073	(3,129)	83,475
Deferred income	3,270	30,615	184,275	(3,129)	215,031
Accrued expenses and other liabilities	405,074	(64,769)	(257,992)	—	82,313

Total liabilities	756,338	(18,522)	2,355,173	(6,258)	3,086,731

Total stockholders’ equity	1,141,955	1,900,528	1,745,701	(3,646,229)	1,141,955

Total liabilities and stockholders’ equity	$1,898,293	$1,882,006	$4,100,874	$(3,652,487)	$4,228,686

METRIS COMPANIES INC.

Supplemental Consolidating Balance Sheets
December 31, 2000
(Dollars in thousands)

	Metris Companies Inc.	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$64,869	$10,658	$445,913	$—	$521,440
Net retained interests in loans securitized	311	—	1,382,518	—	1,382,829
Credit card loans	2,232	—	1,053,848	—	1,056,080
Property and equipment, net	—	77,693	50,702	—	128,395
Deferred income taxes	(2,415)	17,104	131,656	—	146,345
Purchased portfolio Premium	248	—	95,289	—	95,537
Other receivables due from credit card securitizations, net	14	84	186,596	—	186,694
Other assets	13,806	41,946	173,583	(10,630)	218,705
Investment in subsidiaries	1,588,918	1,442,295	—	(3,031,213)	—

Total assets	$1,667,983	$1,589,780	$3,520,105	$(3,041,843)	$3,736,025

Liabilities:
Deposits	$(1,000)	$—	$2,107,199	$—	$2,106,199
Debt	345,024	880	10,162	—	356,066
Accounts payable	259	14,536	73,993	(5,315)	83,473
Deferred income	12,718	49,934	178,170	(5,315)	235,507
Accrued expenses and other liabilities	427,429	(64,488)	(291,714)	—	71,227

Total liabilities	784,430	862	2,077,810	(10,630)	2,852,472

Total stockholders’ equity	883,553	1,588,918	1,442,295	(3,031,213)	883,553

Total liabilities and stockholders’ equity	$1,667,983	$1,589,780	$3,520,105	$(3,041,843)	$3,736,025

METRIS COMPANIES INC.

Supplemental Consolidating Statements of Income
Year Ended December 31, 2001
(Dollars in thousands)

	Metris Companies Inc.	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income (Expense)	$8,583	$(7,480)	$529,607	$—	$530,710
Provision for loan losses	2,402	—	546,743	—	549,145

Net Interest Income (Expense) After Provision for Loan Losses	6,181	(7,480)	(17,136)	—	(18,435)

Other Operating Income:
Net securitization and credit card servicing income	9,511	—	507,888	—	517,399
Credit card fees, interchange and other credit card income	(5,551)	31,508	270,969	—	296,926
Enhancement services revenues	—	57,836	282,296	—	340,132
Intercompany allocations	153	229,642	(229,795)	—	—

	4,113	318,986	831,358	—	1,154,457

Other Operating Expense:
Credit card account and other product solicitation and marketing expenses	—	12,642	162,241	—	174,883
Employee compensation	1,101	197,645	26,717	—	225,463
Data processing services and communications	3	(90,538)	180,757	—	90,222
Warranty and debt waiver underwriting and claims servicing expense	—	877	34,751	—	35,628
Credit card fraud losses	1	5	9,062	—	9,068
Purchased portfolio premium amortization	—	—	30,277	—	30,277
Other	(393)	127,530	21,476	—	148,613
Intercompany allocations	127	57,355	(57,482)	—	—

	839	305,516	407,799	—	714,154

Income Before Income Taxes, Equity in Income of Subsidiaries and Cumulative Effect of Accounting Change	9,455	5,990	406,423	—	421,868
Income taxes	3,621	2,294	155,662	—	161,577
Equity in income of subsidiaries	239,958	236,262	—	(476,220)	—

Income Before Cumulative Effect of Accounting Change	245,792	239,958	250,761	(476,220)	260,291
Cumulative effect of accounting change, net	—	—	14,499	—	14,499

Net Income	$245,792	$239,958	$236,262	$(476,220)	$245,792

METRIS COMPANIES INC.

Supplemental Consolidating Statements of Income
Year Ended December 31, 2000
(Dollars in thousands)

	Metris Companies Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest (Expense) Income	$(76,200)	$(4,685)	$452,657	$—	$371,772
Provision for loan losses	(4)	—	388,238	—	388,234

Net Interest (Expense) Income After Provision for Loan Losses	(76,196)	(4,685)	64,419	—	(16,462)

Other Operating Income:
Net securitization and credit card servicing income	3,544	(3)	440,713	—	444,254
Credit card fees, interchange and other credit card income	504	633	222,196	—	223,333
Enhancement services revenues	—	54,747	211,453	—	266,200

	4,048	55,377	874,362	—	933,787

Other Operating Expense:
Credit card account and other product solicitation and marketing expenses	—	21,917	122,564	—	144,481
Employee compensation	—	147,567	31,025	—	178,592
Data processing services and communications	—	(82,227)	168,393	—	86,166
Warranty and debt waiver underwriting and claims servicing expense	—	1,353	25,078	—	26,431
Credit card fraud losses	5	—	8,881	—	8,886
Purchased portfolio premium amortization	—	—	19,275	—	19,275
Other	(119)	57,812	72,890	—	130,583

	(114)	146,422	448,106	—	594,414

(Loss) Income Before Income Taxes, Equity in Income of Subsidiaries and Cumulative Effect of Accounting Change	(72,034)	(95,730)	490,675	—	322,911
Income taxes	(27,733)	(38,485)	190,538	—	124,320
Equity in income of subsidiaries	239,454	296,699	—	(536,153)	—

Income Before Cumulative Effect of Accounting Change	195,153	239,454	300,137	(536,153)	198,591
Cumulative effect of accounting change, net	—	—	3,438	—	3,438

Net Income	$195,153	$239,454	$296,699	$(536,153)	$195,153

METRIS COMPANIES INC.

Supplemental Consolidating Statements of Income
Year Ended December 31, 1999
(Dollars in thousands)

	Metris Companies Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest (Expense) Income	$(39,529)	$(974)	$220,831	$—	$180,328
Provision for loan losses	248	—	174,552	—	174,800

Net Interest (Expense) Income After Provision for Loan Losses	(39,777)	(974)	46,279	—	5,528

Other Operating Income:
Net securitization and credit card servicing income	5,601	(4)	313,276	—	318,873
Credit card fees, interchange and other credit card income	886	(4,088)	133,010	—	129,808
Enhancement services revenues	—	51,341	123,750	—	175,091

	6,487	47,249	570,036	—	623,772

Other Operating Expense:
Credit card account and other product solicitation and marketing expenses	—	36,751	70,975	—	107,726
Employee compensation	—	110,886	11,531	—	122,417
Data processing services and communications	—	(66,273)	132,243	—	65,970
Warranty and debt waiver underwriting and claims servicing expense	—	2,755	18,336	—	21,091
Credit card fraud losses	17	—	7,367	—	7,384
Purchased portfolio premium amortization	—	—	31,752	—	31,752
Other	1,071	32,997	47,576	—	81,644

	1,088	117,116	319,780	—	437,984

(Loss) Income Before Income Taxes, Equity in Income of Subsidiaries and Extraordinary Loss	(34,378)	(70,841)	296,535	—	191,316
Income taxes	(13,647)	(28,471)	118,071	—	75,953
Equity in income of subsidiaries	136,094	178,464	—	(314,558)	—

Income Before Extraordinary Loss	115,363	136,094	178,464	(314,558)	115,363
Extraordinary loss from the early extinguishment of debt	50,808	—	—	—	50,808

Net Income	$64,555	$136,094	$178,464	$(314,558)	$64,555

METRIS COMPANIES INC.

Supplemental Condensed Consolidating Statements of Cash Flows
Year Ended December 31,
(Dollars in thousands)

2001	Metris Companies Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities	$33,007	$339	$530,489	$563,835

Investing Activities:
Net proceeds from sales and repayments of securitized loans	—	—	1,825,618	1,825,618
Net loans originated or collected	1,131	—	(2,371,599)	(2,370,468)
Credit card portfolio acquisitions	—	—	(290,774)	(290,774)
(Additions to) dispositions of premises and equipment	—	(18,258)	12,552	(5,706)

Net cash provided by (used in) investing activities	1,131	(18,258)	(824,203)	(841,330)

Financing Activities:
Net (decrease) increase in debt	(10,243)	8,623	293,458	291,838
Net decrease in deposits	—	—	(48,191)	(48,191)
Cash dividends paid	(3,752)	—	—	(3,752)
Net (decrease) increase in equity	(54,385)	143	71,502	17,260
Repurchase of common stock	(13,014)	—	—	(13,014)

Net cash (used in) provided by financing activities	(81,394)	8,766	316,769	244,141

Net (decrease) increase in cash and	(47,256)	(9,153)	23,055	(33,354)
Cash and cash equivalents at beginning of year	64,869	10,658	445,913	521,440

Cash and cash equivalents at end of year	$17,613	$1,505	$468,968	$488,086

2000	Metris Companies Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash (used in) provided by operating activities	$(78,840)	$(13,591)	$610,115	$517,684

Investing Activities:
Net proceeds from sales and repayments of securitized loans	—	—	551,911	551,911
Net loans originated or collected	(417)	—	(1,826,775)	(1,827,192)
Credit card portfolio acquisitions	—	—	(195,597)	(195,597)
Additions to premises and equipment	—	(54,552)	(30,455)	(85,007)

Net cash used in investing activities	(417)	(54,552)	(1,500,916)	(1,555,885)

Financing Activities:
Net increase (decrease) in debt	242,667	(47,376)	(184,237)	11,054
Net increase in deposits	—	—	1,330,818	1,330,818
Cash dividends paid	(2,942)	—	—	(2,942)
Net (decrease) increase in equity	(139,218)	125,868	39,628	26,278

Net cash provided by financing activities	100,507	78,492	1,186,209	1,365,208

Net increase in cash and cash equivalents	21,250	10,349	295,408	327,007
Cash and cash equivalents at beginning of year	43,619	309	150,505	194,433

Cash and cash equivalents at end of year	$64,869	$10,658	$445,913	$521,440

METRIS COMPANIES INC.

Supplemental Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 1999
(Dollars in thousands)

	Metris Companies Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash (used in) provided by operating activities	$(12,089)	$(19,710)	$359,683	$327,884

Investing Activities:
Net proceeds from sales and repayments of securitized loans	—	—	960,170	960,170
Net loans originated or collected	(693)	—	(842,581)	(843,274)
Credit card portfolio acquisitions	—	—	(1,156,673)	(1,156,673)
Additions to premises and equipment	—	(20,944)	(20,780)	(41,724)

Net cash used in investing activities	(693)	(20,944)	(1,059,864)	(1,081,501)

Financing Activities:
Net increase (decrease) in debt	351,658	(97,800)	(119,742)	134,116
Net increase in deposits	—	—	775,381	775,381
Cash dividends paid	(1,390)	(804)	804	(1,390)
Net (decrease) increase in equity	(288,860)	139,723	151,733	2,596

Net cash provided by financing activities	61,408	41,119	808,176	910,703

Net increase in cash and cash equivalents	48,626	465	107,995	157,086
Cash and cash equivalents at beginning of year	(5,007)	(156)	42,510	37,347

Cash and cash equivalents at end of year	$43,619	$309	$150,505	$194,433

Metris Companies Inc. and Subsidiaries

Summary of Consolidated Quarterly Financial Information and Stock Data
(Dollars in thousands, expect per-share data) (unaudited)

	2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Summary of Operations:
Interest Income	$175,847	$179,207	$172,207	$169,729
Interest Expense	31,984	42,148	44,313	47,835

Net Interest Income	143,863	137,059	127,894	121,894
Provision for Loan Losses	230,221	116,513	114,682	87,729
Other Operating Income	365,640	283,180	277,449	228,188
Other Operating Expense	164,625	189,376	188,930	171,223

Income Before Income Taxes and Cumulative Effect of Accounting Change	114,657	114,350	101,731	91,130
Income Taxes	43,915	43,614	38,963	35,085

Income Before Cumulative Effect of Accounting Change	70,742	70,736	62,768	56,045
Cumulative Effect of Accounting Change (Net of Income Taxes of $9,000)	—	—	—	14,499

Net Income	70,742	70,736	62,768	41,546
Preferred Stock Dividends	8,987	8,788	8,593	8,403

Net Income Applicable to Common Stockholders	$61,755	$61,948	$54,175	$33,143

Per Common Share:
Earnings per Share:
Basic (1)	$0.73	$0.72	$0.64	$0.43
Diluted (1)	0.72	0.70	0.63	0.42
Shares used to Compute EPS (000’s):
Basic	97,610	98,846	97,633	96,660
Diluted	98,727	101,026	99,841	98,445
Cash Dividends	$0.010	$0.010	$0.010	$0.010
Market Prices:
High	$28.10	$38.65	$33.71	$31.63
Low	15.10	20.00	20.13	20.32
Close	25.71	24.75	33.71	20.78

(1)	Earnings per share for the first quarter reflects the $14.5 million one-time, non-cash accounting impact from the adoption of SFAS 133.

Metris Companies Inc. and Subsidiaries

Summary of Consolidated Quarterly Financial Information and Stock Data
(Dollars in thousands, expect per-share data) (unaudited)

	2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Summary of Operations:
Interest Income	$156,378	$134,840	$115,759	$97,801
Interest Expense	44,722	35,394	28,782	24,108

Net Interest Income	111,656	99,446	86,977	73,693
Provision for Loan Losses	91,290	110,936	98,215	87,793
Other Operating Income	214,663	239,629	238,023	241,472
Other Operating Expense	156,475	149,649	148,167	140,123

Income Before Income Taxes and Cumulative Effect of Accounting Change	78,554	78,490	78,618	87,249
Income Taxes	29,999	30,130	30,338	33,853

Income Before Cumulative Effect of Accounting Change	48,555	48,360	48,280	53,396
Cumulative Effect of Accounting Change (Net of Income Taxes of $2,180)	—	—	—	3,438

Net Income	48,555	48,360	48,280	49,958
Preferred Stock Dividends	8,220	8,036	7,770	7,598

Net Income Applicable to Common Stockholders	$40,335	$40,324	$40,510	$42,360

Per Common Share:
Earnings per Share:
Basic (1)	$0.53	$0.54	$0.55	$0.57
Diluted (2)	0.51	0.52	0.53	0.55
Shares used to Compute EPS (000’s):
Basic	91,314	90,457	88,002	87,126
Dliuted	93,731	93,444	91,568	90,658
Cash Dividends	$0.010	$0.010	$0.007	$0.006
Market Prices:
High	$42.25	$42.56	$29.81	$26.71
Low	22.81	25.13	22.00	14.83
Close	26.31	39.50	25.14	25.92

(1)	Earnings per share for the first quarter reflects the $3.4 million one-time, non-cash accounting impact from the adoption of SAB 101 for our debt waiver products.

Stock Data

The Company’s common stock, which is traded under the symbol “MXT,” has been listed on the New York Stock Exchange since May 7, 1999. Prior to its listing on the New York Stock Exchange, the Company’s common stock traded under the symbol “MTRS” on the Nasdaq Stock Market since the initial public offering on October 25, 1996. As of March 15, 2002, there were approximately 350 holders of record and approximately 18,000 beneficial holders of the Company’s common stock.

MANAGEMENT’S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
AND INTERNAL CONTROL

The accompanying consolidated financial statements, related financial data, and other information in this annual report were prepared by the management of Metris Companies Inc. Management is responsible for the integrity and objectivity of the data presented, including amounts that must necessarily be based on judgments and estimates. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America.

Management of Metris Companies Inc. depends on its accounting systems and internal control structures in meeting its responsibilities for reliable consolidated financial statements. In management’s opinion, these systems and structures provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management’s authorizations. As an integral part of these systems and structures, the Company employs a professional staff of internal auditors who conduct operational and special audits and coordinate audit coverage with Company management and the independent auditors.

The consolidated financial statements have been audited by the Company’s independent auditors, KPMG LLP, whose independent professional opinion appears separately. Their opinion on the consolidated financial statements is based on auditing procedures that include performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide reasonable assurance that the consolidated financial statements are free of material misstatement.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets quarterly with the internal auditors, the independent auditors and management to review the work of each and ensure that each is properly discharging its responsibilities. The internal and independent auditors have free access to the Audit Committee to discuss the results of their audit work and their findings.

\s\ Ronald N. Zebeck Ronald N. Zebeck Chairman and Chief Executive Officer	\s\ David D. Wesselink David D. Wesselink Vice Chairman Principal Financial Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Metris Companies Inc.:

We have audited the accompanying consolidated balance sheets of Metris Companies Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three–year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metris Companies Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three–year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the consolidated financial statements, the Company changed its method of accounting for derivative financial instruments in 2001. As discussed in Note 2 to the consolidated financial statements, the Company changed its method of recognizing revenue for its debt waiver products in 2000.

/s/ KPMG LLP

KPMG LLP

Minneapolis, Minnesota
January 16, 2002

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is set forth under “Proposal One: Election of Directors,” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2002, which will be filed within 120 days of December 31, 2001 and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of Regulation S–K, set forth in Part I of this Form 10–K under “Executive Officers of the Registrant.” The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth under “Compensation Tables and Compensation Matters” in the Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under “Company Stock Owned by Officers and Directors” and “Persons Owning More Than Five Percent of Company’s Common Stock” in the Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is set forth under “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

With the exception of the information incorporated by reference in Items 10–13, the Proxy Statement is not to be deemed filed as part of this Form 10-K.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8–K

(a)	The following documents are made part of this Report:

1.	Consolidated Financial Statements—See Item 8 above.

2.	Financial Statement Schedules

All schedules to the consolidated financial statements normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

(b)	Reports on Form 8–K: None

(c)	Exhibits: See Exhibit Index on page 93 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 2002.

METRIS COMPANIES INC. (Registrant)

By	/S/ RONALD N. ZEBECK
Ronald N. Zebeck Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Metris Companies Inc., the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

Principal executive officer and director:	Chairman and Chief Executive Officer	March 18, 2002

/S/ RONALD N. ZEBECK Ronald N. Zebeck

Principal financial officer:	Vice Chairman	March 18, 2002

/S/ DAVID D. WESSELINK David D. Wesselink

Principal accounting officer:	Senior Vice President, Controller	March 18, 2002

/S/ MARK P. WAGENER Mark P. Wagener

Directors:

/S/ LEE R. ANDERSON, SR. Lee R. Anderson, Sr.	Director	March 18, 2002

/S/ C. HUNTER BOLL C. Hunter Boll	Director	March 18, 2002

/S/ JOHN A. CLEARY John A. Cleary	Director	March 18, 2002

/S/ THOMAS M. HAGERTY Thomas M. Hagerty	Director	March 18, 2002

/S/ DAVID V. HARKINS David V. Harkins	Director	March 18, 2002

/S/ WALTER M. HOFF Walter M. Hoff	Director	March 18, 2002

Signature	Title	Date

/S/ THOMAS H. LEE Thomas H. Lee	Director	March 18, 2002

/S/ DEREK V. SMITH Derek V. Smith	Director	March 18, 2002

/S/ EDWARD B. SPENO Edward B. Speno	Director	March 18, 2002

/S/ FRANK D. TRESTMAN Frank D. Trestman	Director	March 18, 2002

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

Charter Documents:

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A (File No. 1-12351)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-12351)).

Instruments Defining Rights:

4.1
Indenture, dated as of November 7, 1997, among MCI, Metris Direct, Inc., as Guarantor, and the First National Bank of Chicago, as Trustee, including form of 10% Senior Note due 2004 and form of Guarantee by Metris Direct, Inc. (incorporated by reference to Exhibit 4.a to MCI’s Registration Statement on Form S-4 (File No. 333-43771)).

(a)  First Supplemental Indenture, dated as of June 25, 1999, among MCI, the Guarantors named therein and the First National Bank of Chicago (incorporated by reference to Exhibit 4.4 to MCI’s Registration Statement on Form S-4 (File No. 333-86695)).

(b)  Second Supplemental Indenture, dated as of February 28, 2000, among MCI, the Guarantors named therein and Bank One Trust Company, N.A., as Trustee, successor in interest to the First National Bank of Chicago (incorporated by reference to Exhibit 4.2 to MCI’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 1-12351)).

(c) Third Supplemental Indenture, dated as of January 2, 2001, among MCI, the guarantors named therein and Bank One Trust Company, N.A.

(d)  Agreement of Resignation, Appointment and Acceptance, dated as of November 14, 2001, among MCI, Bank One Trust Company, N.A., as Prior Trustee, and US Bank National Association, as Successor Trustee.

4.2	Certificate of Designation of Series B Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 of MCI’s Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.3	Certificate of Designation of Series C Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 of MCI’s Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

(a) Amended Certificate of Designation of Series C Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to MCI’s Registration Statement on Form S-3 (File No. 333-82007)).

4.4
Certificate of Designation of Series D Junior Participating Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 of MCI’s Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.5
Registration Rights Agreement, dated as of December 9, 1998, between MCI and the Investors named therein (incorporated by reference to Exhibit 10.3 to MCI’s Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.6	Form of common stock certificate of MCI (incorporated by reference to Exhibit 4.3 to MCI’s Registration Statement on Form S-8 (File No. 333-91917)).

4.7
Indenture, dated as of July 13, 1999, by and among MCI, Metris Direct, Inc. and The Bank of New York, including Form of 10 1/8% Senior Notes due 2006 and Form of Guarantee (incorporated by reference to Exhibit 4.1 to MCI’s Registration Statement on Form S-4 (File No. 333-86695)).

(a)  First Supplemental Indenture, dated as of February 28, 2000, among MCI, the Guarantors named therein and The Bank of New York, (incorporated by reference to Exhibit 4.1 to MCI’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 1-12351)).

Exhibit Number	Description of Exhibit

(b) Second Supplemental Indenture, dated as of February 2, 2001, among MCI, the Guarantors named therein and The Bank of New York.

4.8
Exchange and Registration Rights Agreement, dated as of July 13, 1999, by and among MCI, Bear, Stearns & Co. Inc., Chase Securities Inc., Salomon Smith Barney Inc. and Barclays Capital Inc., relating to the new notes (incorporated by reference to Exhibit 4.2 to MCI’s Registration Statement on Form S-4 (File No. 333-86695)).

Material Contracts

10.1
Second Amended and Restated Pooling and Servicing Agreement, dated as of January 22, 2002, among Metris Receivables, Inc. (“MRI”), as Transferor, Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank”), as Servicer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to MRI’s Current Report on Form 8-K dated January 24, 2002 (File No. 0-23961)).

10.2
Second Amended and Restated Bank Receivables Purchase Agreement, dated as of January 22, 2002, between Direct Merchants Bank and MCI (incorporated by reference to Exhibit 4.1 to MRI’s Current Report on Form 8-K dated January 24, 2002 (File No. 0-23961)).

10.3
Second Amended and Restated Bank Receivables Purchase Agreement, dated as of January 22, 2002, between MCI and MRI (incorporated by reference to Exhibit 4.2 to MRI’s Current Report on Form 8-K dated January 24, 2002 (File No. 0-23961)).

10.4*
Change of Control Severance Agreement, dated as of May 15, 1998, by and between MCI and Ronald N. Zebeck and a schedule of executive officers of the Company also having such an agreement with MCI, indicating the differences from the version of agreement filed (as permitted by Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.2 to MCI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-12351)).

(a)  Amendment to Ronald N. Zebeck’s Change of Control Severance Agreement, dated as of December 9, 1998 (incorporated by reference to Exhibit 10.7(i) to MCI’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12351)).

(b) Amended Schedule of Executive Officers with Change of Control Severance Agreements.

10.5*
Retention Agreement, dated May 17, 1999, between Ronald N. Zebeck and MCI (incorporated by reference to Exhibit 10.2 to MCI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12351)).

10.6
Amended and Restated Credit Agreement, dated as of July 21, 2000, among MCI; the Lenders from time to time parties thereto; The Chase Manhattan Bank, as Administrative Agent; Bank of America, N.A., as Syndicate Agent; Deutsche Bank AG, New York Branch, as Co-Documentation Agent; U.S. Bank National Association, as Co-Documentation Agent; and Barclays Bank PLC, as Co-Agent (incorporated by reference to MCI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12351)).

(a)  Amendment No. 1, dated as of July 10, 2001, to the Amended and Restated Credit Agreement, among MCI; the Lenders from time to time parties thereto; The Chase Manhattan Bank, as Administrative Agent; Bank of America, N.A., as Syndication Agent; Deutsche Bank AG, New York Branch, as Co-Documentation Agent; U.S. Bank National Association, as Co-Documentation Agent; and Barclays Bank PLC, as Co-Agent.

10.7*	MCI Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to MCI’s Registration Statement on Form S-4/A (File No. 333-86695)).

10.8*	MCI Management Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to MCI’s Registration Statement on Form S-4/A (File No. 333-86695)).

Exhibit Number	Description of Exhibit

10.9*	MCI Amended and Restated Annual Incentive Bonus Plan for Designated Corporate Officers (incorporated by reference to Exhibit 10.5 to MCI’s Registration Statement on Form S-4/A (File No. 333-86695)).

10.10*	MCI Amended and Restated Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.6 to MCI’s Registration Statement on Form S-4/A (File No. 333-86695)).

(a) Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to MCI’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12351)).

(b) Form of Non-Qualified Performance Accelerated Stock Option Agreement.

(c) Form of Restricted Stock Award Agreement.

10.11
Transfer and Administration Agreement, dated June 15, 2001, among Direct Merchants Bank, as transferor, Variable Funding Capital Corporation, as a conduit investor, First Union National Bank, as a committed investor and as liquidity agent, and First Union Securities Inc., as deal agent.

Other Exhibits

11	Computation of Earnings Per Share.

12(a)	Computation of Ratio of Earnings to Fixed Charges.

12(b)	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

21	Subsidiaries of MCI.

23	Independent Auditors’ Consent.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.