Form 10-Q
period 2002-03-31
METRIS COMPANIES INC
filed 2002-05-15
CIK 1021061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended                     March 31, 2002

                                       or

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

As of April 30, 2002, 62,257,143 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------

________________________________________________________________________________


                                 March 31, 2002

                                                                            Page

PART I.  FINANCIAL INFORMATION


         Item 1.  Consolidated Financial Statements (unaudited):
                     Consolidated Balance Sheets..............................3
                     Consolidated Statements of Income........................4
                     Consolidated Statements of Changes in
                              Stockholders' Equity............................5
                     Consolidated Statements of Cash Flows....................6
                     Notes to Consolidated Financial Statements...............7

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations............................................   17

         Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk........................................31


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................32

         Item 2. Changes in Securities........................................32

         Item 3. Defaults Upon Senior Securities..............................32

         Item 4. Submission of Matters to a Vote of Security Holders..........32

         Item 5. Other Information............................................32

         Item 6. Exhibits and Reports on Form 8-K.............................33

                 Signatures...................................................34

                          Part I. Financial Information


ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per-share data) (Unaudited)

                                                             March 31,          December 31,
                                                               2002                2001
                                                            -----------         -----------
Assets:
Cash and due from banks ................................    $   108,597         $   109,812
Federal funds sold .....................................        183,809             243,772
Short-term investments .................................        120,491             134,502
                                                            -----------         -----------
Cash and cash equivalents ..............................        412,897             488,086
                                                            -----------         -----------
Retained interests in loans securitized ................      1,338,437           1,263,655
Less:  Allowance for loan losses .......................        551,385             537,499
                                                            -----------         -----------
Net retained interests in loans securitized ............        787,052             726,156
                                                            -----------         -----------
Credit card loans ......................................      2,210,847           2,746,656
Less:  Allowance for loan losses .......................        416,914             410,159
                                                            -----------         -----------
Net credit card loans ..................................      1,793,933           2,336,497
                                                            -----------         -----------
Property and equipment, net ............................        111,695             114,913
Deferred tax asset .....................................           --                32,167
Purchased portfolio premium, net .......................         86,338              94,793
Other receivables due from credit card
   securitizations, net ................................        190,816             179,868
Other assets ...........................................        268,219             256,206
                                                            -----------         -----------
     Total assets ......................................    $ 3,650,950         $ 4,228,686
                                                            ===========         ===========
Liabilities:
Deposits ...............................................    $ 1,725,886         $ 2,058,008
Debt ...................................................        355,930             647,904
Accounts payable .......................................        103,011              83,475
Deferred income ........................................        204,528             215,031
Deferred tax liability .................................         26,200                --
Accrued expenses and other liabilities .................         57,393              82,313
                                                            -----------         -----------
     Total liabilities .................................      2,472,948           3,086,731
                                                            -----------         -----------
Stockholders' Equity:
Convertible preferred stock - Series C, par
     value $.01 per share; 10,000,000
     shares authorized, 1,081,435 and 1,057,638
     shares issued and outstanding, respectively........        402,834             393,970
Common stock, par value $.01 per share;
     300,000,000 shares authorized, 64,341,570
     and 64,224,878 shares issued, respectively ........            643                 642
Paid-in capital ........................................        234,235             232,413
Unearned compensation ..................................         (4,576)             (4,980)
Treasury stock - 2,098,400 and 806,300 shares,
     respectively ......................................        (30,596)            (13,014)
Retained earnings ......................................        575,462             532,924
                                                            -----------         -----------
     Total stockholders' equity ........................      1,178,002           1,141,955
                                                            -----------         -----------
     Total liabilities and stockholders' equity ........    $ 3,650,950         $ 4,228,686
                                                            ===========         ===========

                   See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except earnings per-share data) (Unaudited)


                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                           2002             2001
                                                                                           ----             ----
Interest Income:
Credit card loans and retained interests in loans securitized ..................        $ 152,214        $ 163,522
Federal funds sold .............................................................              114            2,311
Other ..........................................................................            1,204            3,896
                                                                                        ---------        ---------
Total interest income ..........................................................          153,532          169,729
Deposit interest expense .......................................................           23,653           36,623
Other interest expense .........................................................            8,512           11,212
                                                                                        ---------        ---------
Total interest expense .........................................................           32,165           47,835
                                                                                        ---------        ---------
Net Interest Income ............................................................          121,367          121,894
Provision for loan losses ......................................................          189,776           87,729
                                                                                        ---------        ---------
Net Interest (Expense) Income After Provision for Loan Losses...................          (68,409)          34,165
                                                                                        ---------        ---------
Other Operating Income:
Net securitization and credit card servicing income.............................          159,524           87,092
Credit card fees, interchange and other credit card income......................           73,107           62,832
Enhancement services revenues ..................................................           94,996           78,264
                                                                                        ---------        ---------
                                                                                          327,627          228,188
                                                                                        ---------        ---------
Other Operating Expense:
Credit card account and other product solicitation and marketing
    expenses ...................................................................           40,552           40,765
Employee compensation ..........................................................           56,548           54,736
Data processing services and communications ....................................           22,306           22,379
Enhancement services claims expense ............................................           11,207            6,679
Credit card fraud losses .......................................................            2,228            2,651
Purchased portfolio premium amortization .......................................            8,455            7,828
Other ..........................................................................           33,092           36,185
                                                                                        ---------        ---------
                                                                                          174,388          171,223
                                                                                        ---------        ---------
Income Before Income Taxes and Cumulative Effect of Accounting
   Change.......................................................................           84,830           91,130
Income taxes ...................................................................           32,490           35,085
                                                                                        ---------        ---------
Income Before Cumulative Effect of Accounting Change............................           52,340           56,045
Cumulative effect of accounting change (net of income taxes of
   $9,000)......................................................................               --           14,499
                                                                                        ---------        ---------
Net Income .....................................................................           52,340           41,546
Convertible preferred stock dividends-Series C .................................            9,188            8,403
                                                                                        ---------        ---------
Net Income Applicable to Common Stockholders ...................................        $  43,152        $  33,143
                                                                                        =========        =========

Earnings per share:
   Basic-income before cumulative effect of accounting change ..................        $    0.55        $    0.58
   Basic-cumulative effect of accounting change ................................               --            (0.15)
   Basic-net income ............................................................             0.55             0.43
   Diluted-income before cumulative effect of accounting change ................             0.54             0.57
   Diluted-cumulative effect of accounting change ..............................               --            (0.15)
   Diluted-net income ..........................................................             0.54             0.42

Shares used to compute earnings per share:
   Basic .......................................................................           96,032           96,660
   Diluted ...................................................................             96,973           98,445

Dividends declared per common share ............................................        $    0.01        $    0.01

                          See accompanying Notes to Consolidated Financial Statements.



METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands) (Unaudited)


                                                                                                                          Total
                                Number of Shares   Preferred   Common  Paid-in     Unearned     Treasury    Retained   Stockholders'
                               Preferred  Common     Stock     Stock   Capital   Compensation    Stock      Earnings      Equity
                               -----------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000      968     62,243   $ 360,421   $ 622   $198,077   $     --      $     --    $ 324,433   $  883,553
     Net income .............      --         --          --      --         --         --            --       41,546       41,546
     Cash dividends .........      --         --          --      --         --         --            --         (916)        (916)
     Preferred dividends in
         kind - Series C ....      21         --       8,109      --         --         --            --       (8,109)          --
     Issuance of common stock
         under employee
         benefit plans ......      --        662          --       7      9,029     (4,241)           --           --        4,795
                                 -----    ------   ---------   -----   --------   --------    ----------   ---------   -----------
BALANCE AT MARCH 31, 2001 ...     989     62,905   $ 368,530   $ 629   $207,106   $ (4,241)     $     --   $ 356,954   $   928,978
                                 =====    ======   =========   =====   ========   ========    ==========   =========   ===========


BALANCE AT DECEMBER 31, 2001    1,058     63,419   $ 393,970   $ 642   $232,413   $ (4,980)   $  (13,014)  $ 532,924   $ 1,141,955
     Net income .............      --         --          --      --         --         --            --      52,340        52,340
     Cash dividends .........      --         --          --      --         --         --            --        (938)         (938)
     Common stock repurchased      --     (1,292)         --      --         --         --       (17,582)         --       (17,582)
     Preferred dividends in
         kind - Series C ....      23         --       8,864      --         --         --            --      (8,864)           --
     Issuance of common stock
         under employee
         benefit plans ......      --        116          --       1      1,822         --            --          --         1,823
     Amortization of
         restricted stock ...      --         --          --      --         --        404            --          --           404
                                 -----    ------   ---------   -----   --------   --------    ----------   ---------   -----------
BALANCE AT MARCH 31, 2002 ...    1,081    62,243   $ 402,834   $ 643   $234,235   $ (4,576)   $  (30,596)  $ 575,462   $ 1,178,002
                                 =====    ======   =========   =====   ========   ========    ==========   =========   ===========


                                  See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                            2002         2001
                                                            ----         ----
Operating Activities:
Net income ...........................................   $  52,340    $  41,546
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of accounting change ..........          --       14,499
     Depreciation and amortization ...................      27,240       18,176
     Change in allowance for loan losses .............      20,641       22,823
     Loss on derivative instruments ..................       9,272        3,710
     Changes in operating assets and liabilities, net:
         Deferred income taxes .......................      58,367       (3,994)
         Other receivables due from credit card
              securitizations ........................     (20,220)       7,982
         Accounts payable and accrued expenses .......      (5,384)      37,815
         Deferred income .............................     (10,503)     (23,128)
         Other .......................................     (23,531)     (15,345)
                                                         ---------    ---------
Net cash provided by operating activities ............     108,222      104,084
                                                         ---------    ---------
Investing Activities:
Net proceeds from sales and repayments of
     securitized loans.................................   (111,244)     115,592
Net loans originated or collected ....................     572,271     (225,684)
Additions to property and equipment ..................      (3,645)      (2,867)
                                                         ---------    ---------
Net cash provided by (used in) investing activities ..     457,382     (112,959)
                                                         ---------    ---------
Financing Activities:
(Decrease) increase in debt ..........................    (291,974)         134
Decrease in deposits .................................    (332,122)     (31,810)
Cash dividends paid ..................................        (938)        (916)
Issuance of common stock .............................       1,823        9,036
Repurchase of common stock ...........................     (17,582)          --
                                                         ---------    ---------
Net cash used in financing activities ................    (640,793)     (23,556)
                                                         ---------    ---------
Net decrease in cash and cash equivalents ............     (75,189)     (32,431)
Cash and cash equivalents at beginning of period .....     488,086      521,440
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $ 412,897    $ 489,009
                                                         =========    =========
Supplemental disclosures and cash flow
     information:
Cash paid during the period for:
     Interest ........................................   $  34,261    $  42,090
     Income taxes ....................................     (17,948)      (7,831)
Tax benefit from employee stock option
     exercises........................................         170          743

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except as noted) (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank"), which may be referred to as "we," "us," "our" and the "Company." We are an information-based direct marketer of consumer lending products and enhancement services.

     We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain prior-period amounts to conform with the current period's presentation.

Interim Financial Statements

     We have prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly our consolidated financial position and the results of our operations and our cash flows for the interim periods. You should read these consolidated financial statements in conjunction with the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Pervasiveness of Estimates

     We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates is our determination of the adequacy of the allowance for loan losses and our determination of the fair value of retained interests from assets securitized. The significant factors susceptible to future change that have an impact on these estimates include default rates, net interest spreads, liquidity and overall economic conditions. As a result, the actual losses in our loan portfolio and the fair value of our retained interests as of March 31, 2002 and December 31, 2001 could materially differ from these estimates.

NOTE 2 - EARNINGS PER SHARE

     The following table presents the computation of basic and diluted weighted-average shares used in the per-share calculations:

                                                                Three Months Ended
                                                                      March 31,
                                                                   2002      2001
                                                                   ----      ----
(In thousands)
Income before cumulative effect of accounting change .........   $52,340   $56,045
Preferred dividends - Series C ...............................     9,188     8,403
                                                                 -------   -------
Net income applicable to common stockholders before cumulative
    effect of accounting change ..............................    43,152    47,642
Cumulative effect of accounting change, net ..................        --    14,499
                                                                 -------   -------
Net income applicable to common stockholders .................   $43,152   $33,143
                                                                 =======   =======

Weighted-average common shares outstanding ...................    62,188    62,303
Adjustments for dilutive securities:
Assumed conversion of convertible preferred stock ............    33,844    34,357
                                                                 -------   -------
Basic common shares ..........................................    96,032    96,660
Assumed exercise of outstanding stock options ................       941     1,785
                                                                 -------   -------
Diluted common shares ........................................    96,973    98,445
                                                                 =======   =======


NOTE 3 - ACCOUNTING CHANGES

     On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair market value. As a result of the adoption of SFAS 133, we marked our derivatives to market value and recognized a one-time, non-cash, after-tax charge to earnings of $14.5 million. This one-time charge is reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the three months ended March 31, 2001.

     On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes accounting and reporting standards for goodwill and other intangible assets. It requires enterprises to test these assets for impairment upon adoption of SFAS 142 as well as on an annual basis, and reduce the carrying amount of these assets if they are found to be impaired. Goodwill and other intangible assets with an indefinite useful life will no longer be amortized. Other intangible assets with an estimable useful life will continue to be amortized over their useful lives. The adoption of the new standard did not have a material impact on our financial statements.

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which supersedes FASB Statement No. 121, and provides a single accounting model for long-lived assets to be disposed of. The adoption of the new standard did not have a material impact on our financial statements.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

     The activity in the managed allowance for loan losses is as follows:

                                  Three Months Ended
                                       March 31,
                                    2002         2001
                                    ----         ----

Balance at beginning of period   $ 947,658    $ 763,975
Provision for loan losses ....     189,776       87,729
Provision for loan losses (1)      215,039      180,063
Loans charged off ............    (404,066)    (272,081)
Recoveries ...................      19,892       27,112
                                 ---------    ---------
Net loans charged off ........    (384,174)    (244,969)
                                 ---------    ---------
Balance at end of period .....   $ 968,299    $ 786,798
                                 =========    =========

(1) Amounts are included in "Net securitization and credit card servicing income."

     As of March 31, 2002 and December 31, 2001, we had $51.6 million and $5.4 million in loans classified as non-accrual, respectively. As of March 31, 2001, we had no loans classified as non-accrual. Managed loans contractually 90 or more days past due and still accruing interest amounted to $529.1 million, $467.6 million and $390.4 million as of March 31, 2002, December 31, 2001 and March 31, 2001, respectively.


NOTE 5 - SEGMENTS

     We operate in two principal areas: consumer lending products and enhancement services. Our consumer lending products are primarily unsecured credit cards, including the Direct Merchants Bank MasterCard(R) and Visa(R). Our credit card accountholders include customers obtained from third-party lists and other customers for whom general credit bureau information is available.

     We market our enhancement services, including: (1) debt waiver protection for unemployment, disability, and death; (2) membership programs such as card registration, purchase protection and other club memberships; and (3) third-party insurance, directly to our credit card customers and customers of third parties. We currently administer our extended service plans sold through a third-party retailer, and the customer pays the retailer directly. In addition, we develop customized targeted mailing lists from information contained in our databases for use by unaffiliated companies in their own product solicitation efforts that do not directly compete with our efforts.

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

     We do not allocate the expenses, assets and liabilities attributable to corporate functions to the operating segments, such as employee compensation, data processing services and communications, third-party servicing expenses, and other expenses including occupancy, depreciation and amortization, professional fees, and other general and administrative expenses. We include these expenses in the reconciliation of the income before income taxes and cumulative effect of accounting changes for the reported segments to the consolidated total. We do not allocate capital expenditures for leasehold improvements, capitalized software and furniture and equipment to operating segments. There were no material operating assets located outside of the United States for the periods presented. Our enhancement services operating segment pays a fee to our consumer lending products segment for successful marketing efforts to the consumer lending products segment's cardholders at a rate similar to those paid to our other third parties. Our enhancement services segment reports interest income and our consumer lending products segment reports interest expense at our weighted-average borrowing rate for the excess cash flow generated by the enhancement services segment that is used by the consumer lending products segment to fund the growth of cardholder balances.


                                    Three Months Ended March 31,
                                               2002
                                               ----

                     Consumer
                     Lending        Enhancement
                     Products         Services      Reconciliation(a)  Consolidated
                     --------         --------      -----------------  ------------

Interest income    $   526,678      $     2,328      $  (375,474)(b)   $   153,532
Interest expense        90,732               --          (58,567)(b)        32,165
                   -----------      -----------      -----------       -----------
  Net interest
    income .....       435,946            2,328         (316,907)          121,367

Other revenue ..       130,763           94,996          101,868           327,627
Total revenue ..       566,709           97,324         (215,039)          448,994

Income before
    income taxes       140,324(c)        64,907(c)      (120,401)(d)        84,830

Total assets ...   $11,177,901      $   151,429      $(7,678,380)(e)   $ 3,650,950


                                    Three Months Ended March 31,
                                               2001
                                               ----

                    Consumer
                     Lending        Enhancement
                    Products         Services       Reconciliation(a)  Consolidated
                    --------         --------       -----------------  ------------

Interest income    $   466,820      $     3,620      $  (300,711)(b)   $   169,729
Interest expense       143,930             --            (96,095)(b)        47,835
                   -----------      -----------      -----------       -----------
  Net interest
    income .....       322,890            3,620         (204,616)          121,894

Other revenue ..       125,371           78,264           24,553           228,188
Total revenue ..       448,261           81,884         (180,063)          350,082

Income before
  income taxes
  and cumulative
  effect of
  accounting
  change .......       157,580(c)        54,678(c)      (121,128)(d)        91,130

Total assets ...   $ 9,181,949      $   138,599      $(5,556,087)(e)   $ 3,764,461


(a) The reconciliation column includes: intercompany eliminations; amounts not allocated to segments; and adjustments to the amounts reported on a managed basis to reflect the effects of securitization.

(b) The reconciliation to consolidated owned interest revenue and interest expense includes the elimination of $2.3 million for the three months ended March 31, 2002 and $3.6 million for the three months ended March 31, 2001 of intercompany interest received by the enhancement services segment from the consumer lending products segment.

(c) Income before income taxes (and cumulative effect of accounting change) includes intercompany commissions paid by the enhancement services segment to the consumer lending products segment for successful marketing efforts to consumer lending products cardholders of $3.3 million for the three months ended March 31, 2002 and $3.2 million for the three months ended March 31, 2001.

(d) The reconciliation to the owned income before income taxes (and cumulative effect of accounting change) includes: unallocated costs related to employee compensation; data processing and communications; third-party servicing expenses; and other expenses. The majority of these expenses, although not allocated for the internal segment reporting used by management, relate to the consumer lending products segment.

(e) Total assets include the assets attributable to corporate functions not allocated to operating segments and the removal of investors interests in securitized loans to present total assets on an owned basis.


NOTE 6 - SHAREHOLDERS' EQUITY

     On February 6, 2001, the board of directors authorized a share repurchase program of up to $200 million of its outstanding common stock over a period ending December 31, 2002. The amount of common shares the company can repurchase in a calendar year is limited under its various debt agreements. For the three months ended March 31, 2002, 1,292,100 common shares had been repurchased under the program for $17.6 million. In 2002, the Company may repurchase up to an additional $77 million of common shares.


NOTE 7 - SUBSEQUENT EVENT

     On April 16, 2002, Direct Merchants Bank entered into an agreement with the Office of the Comptroller of the Currency ("OCC") to strengthen the safety and soundness of Direct Merchants Bank's operations. The agreement formalizes recommendations made and requirements imposed by the OCC following an examination of Direct Merchants Bank that covered the 15-month period ended December 31, 2001. On April 17, 2002, Metris Companies Inc. filed the agreement with the Securities and Exchange Commission as an exhibit to a current report on Form 8-K.


NOTE 8 - SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

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



                                                                     METRIS COMPANIES INC.
                                                           Supplemental Consolidating Balance Sheets
                                                                        March 31, 2002
                                                                    (Dollars in thousands)
                                                                           Unaudited

                                                               Metris       Guarantor     Non-Guarantor
                                            Companies Inc.  Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                            --------------  ------------   ------------   ------------   ------------
Assets:
Cash and cash equivalents ................   $     5,092    $     1,870    $   405,935    $        --     $   412,897
Net retained interests in loans
   securitized ...........................            --             --        787,052             --         787,052
Credit card loans ........................         9,451             --      1,784,482             --       1,793,933
Property and equipment, net ..............          --           76,032         35,663             --         111,695
Purchased portfolio premium ..............           248             --         86,090             --          86,338
Other receivables due from credit card
   securitizations, net...................             7             --        190,809             --         190,816
Other assets .............................         9,866         52,204        211,987         (5,838)        268,219
Investment in subsidiaries ...............     1,956,055      1,778,331             --     (3,734,386)             --
                                             -----------    -----------    -----------    ------------    -----------
Total assets .............................   $ 1,980,719    $ 1,908,437    $ 3,502,018    $(3,740,224)    $ 3,650,950
                                             ===========    ===========    ===========    ===========     ===========

Liabilities:
Deposits .................................   $    (1,000)   $        --    $ 1,726,886      $      --     $ 1,725,886
Debt .....................................       346,146             69          9,715             --         355,930
Accounts payable .........................         4,362         11,807         89,761         (2,919)        103,011
Deferred income ..........................           804         25,897        180,746         (2,919)        204,528
Deferred tax liability ...................         4,795         (7,207)        28,612             --          26,200
Accrued expenses and other
   liabilities............................       447,610        (78,184)      (312,033)            --          57,393
                                             -----------    -----------    -----------    -----------     -----------
Total liabilities ........................       802,717        (47,618)     1,723,687         (5,838)      2,472,948
                                             -----------    -----------    -----------    -------------   -----------
Total stockholders' equity ...............     1,178,002      1,956,055      1,778,331     (3,734,386)      1,178,002
                                             -----------    -----------    -----------    -------------   -----------
Total liabilities and
   stockholders' equity...................   $ 1,980,719    $ 1,908,437    $ 3,502,018    $(3,740,224)    $ 3,650,950
                                             ===========    ===========    ===========    ===========     ===========



                                                                   METRIS COMPANIES INC.
                                                         Supplemental Consolidating Balance Sheets
                                                                     December 31, 2001
                                                                  (Dollars in thousands)
                                                                         Unaudited

                                           Metris         Guarantor    Non-Guarantor
                                        Companies Inc.  Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                        --------------  ------------   ------------   ------------  ------------
Assets:
Cash and cash equivalents ............   $    17,613    $     1,505    $   468,968    $        --    $   488,086
Net retained interests in loans
   securitized .......................            --             --        726,156             --        726,156
Credit card loans ....................         1,646             --      2,334,851             --      2,336,497
Property and equipment, net ..........            --         78,425         36,488             --        114,913
Deferred income taxes ................       (31,921)         4,937         59,151             --         32,167
Purchased portfolio premium ..........           248             --         94,545             --         94,793
Other receivables due from credit card
   securitizations, net...............            34            644        179,190             --        179,868
Other assets .........................        10,145         50,794        201,525         (6,258)       256,206
Investment in subsidiaries ...........     1,900,528      1,745,701            --      (3,646,229)            --
                                         -----------    -----------    -----------    -----------    -----------
Total assets .........................   $ 1,898,293    $ 1,882,006    $ 4,100,874    $(3,652,487)   $ 4,228,686
                                         ===========    ===========    ===========    ===========    ===========

Liabilities:
Deposits .............................   $    (1,000)   $        --    $ 2,059,008    $        --    $ 2,058,008
Debt .................................       345,924            171        301,809             --        647,904
Accounts payable .....................         3,070         15,461         68,073         (3,129)        83,475
Deferred income ......................         3,270         30,615        184,275         (3,129)       215,031
Accrued expenses and other
   liabilities........................       405,074        (64,769)      (257,992)            --         82,313
                                         -----------    -----------    -----------    -----------    -----------
Total liabilities ....................       756,338        (18,522)     2,355,173         (6,258)     3,086,731
                                         -----------    -----------    -----------    -----------    -----------
Total stockholders' equity ...........     1,141,955      1,900,528      1,745,701     (3,646,229)     1,141,955
                                         -----------    -----------    -----------    -----------    -----------
Total liabilities and stockholders'
   equity ............................   $ 1,898,293    $ 1,882,006    $ 4,100,874    $(3,652,487)   $ 4,228,686
                                         ===========    ===========    ===========    ===========    ===========




                                                                METRIS COMPANIES INC.
                                                   Supplemental Consolidating Statements of Income
                                                          Three Months Ended March 31, 2002
                                                               (Dollars in thousands)
                                                                      Unaudited


                                            Metris       Guarantor   Non-Guarantor
                                        Companies Inc. Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                        -------------- ------------  ------------  ------------  ------------

Net Interest (Expense) Income .........   $   (5,482)   $  (1,173)    $ 128,022     $      --       $ 121,367
Provision for loan losses .............           65           --       139,711         50,000        189,776
                                          ----------    ---------     ---------     ----------      ---------
Net Interest Expense After
   Provision for Loan Losses ..........       (5,547)      (1,173)      (11,689)       (50,000)       (68,409)
                                          ----------    ---------     ---------     ----------      ---------
Other Operating Income:
Net securitization and credit card
   servicing income....................        2,378           --       157,146             --        159,524
Credit card fees, interchange and other
   credit card income..................       (2,079)       7,923       131,709        (64,446)        73,107
Enhancement services revenues..........           --       16,163        78,833             --         94,996
Intercompany allocations ..............           30       53,073         9,661        (62,764)            --
                                          ----------    ---------     ---------     ----------      ---------
                                                 329       77,159       377,349       (127,210)       327,627
                                          ----------    ---------     ---------     ----------      ---------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses           --         3,229        37,323              --        40,552
Employee compensation .................         404        49,168         6,976              --        56,548
Data processing services and
   communications .....................          23       (19,562)       45,211          (3,366)       22,306
Enhancement services claims expense              --          (513)       11,720              --        11,207
Credit card fraud losses ..............          (8)           --         2,236              --         2,228
Purchased portfolio premium
   amortization .......................          --            --        10,444         (1,989)         8,455
Other .................................          43        26,348         8,661         (1,960)        33,092
Intercompany allocations ..............        (509)       18,078        45,195        (62,764)            --
                                          ----------    ---------     ---------     ----------      ---------
                                                (47)       76,748       167,766        (70,079)       174,388
                                          ----------    ---------     ---------     ----------      ---------
(Loss) Income Before Income Taxes and
   Equity in Income of Subsidiaries....       (5,171)        (762)      197,894       (107,131)        84,830
Income taxes ..........................       (1,980)        (292)       75,793        (41,031)        32,490
Equity in income of subsidiaries.......       55,531      122,101            --       (177,632)            --
                                          ----------    ---------     ---------     ----------       ---------
Net Income ............................   $   52,340    $ 121,631     $ 122,101     $ (243,732)     $  52,340
                                          ==========    =========     =========     ==========      =========



                                                                     METRIS COMPANIES INC.
                                                        Supplemental Consolidating Statements of Income
                                                               Three Months Ended March 31, 2001
                                                                    (Dollars in thousands)
                                                                           Unaudited


                                                Metris       Guarantor    Non-Guarantor
                                            Companies Inc.  Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                            --------------  ------------  ------------    ------------    ------------

Net Interest (Expense) Income .............   $ (35,551)    $  (1,430)     $ 158,875        $      --       $ 121,894
Provision for loan losses .................         204            --         87,525               --          87,729
                                              ---------     ---------      ---------        ---------       ---------
Net Interest (Expense) Income After
   Provision for Loan Losses                    (35,755)       (1,430)        71,350               --          34,165
                                              ---------     ---------      ---------        ---------       ---------
Other Operating Income:
Net securitization and credit card
   servicing income .......................       2,378            --         84,714               --          87,092
Credit card fees, interchange and other
   credit card income .....................      (1,289)       (6,788)        71,111             (202)         62,832
Enhancement services revenues                        --        17,118         61,146               --          78,264
                                              ---------     ---------      ---------        ---------       ---------
                                                  1,089        10,330        216,971             (202)        228,188
                                              ---------     ---------      ---------        ---------       ---------
Other Operating Expense:
Credit card account and other product
   solicitation and marketing expenses ....          --         6,120         34,645               --          40,765
Employee compensation .....................          --        43,411         11,325               --          54,736
Data processing services and
   communications .........................          --       (30,533)        52,912               --          22,379
Enhancement services claims expense .......          --           167          6,512               --           6,679
Credit card fraud losses ..................          --            --          2,651               --           2,651
Purchased portfolio premium
 amortization .............................          --            --          7,828               --           7,828
Other .....................................          38        18,462         17,685               --          36,185
                                              ---------     ---------      ---------        ---------       ---------
                                                     38        37,627        133,558               --         171,223
                                              ---------     ---------      ---------        ---------       ---------
(Loss) Income Before Income Taxes,
   Equity in Income of Subsidiaries and
   Cumulative Effect of Accounting Change .     (34,704)      (28,727)       154,763             (202)         91,130
Income taxes ..............................     (13,361)      (11,970)        60,494              (78)         35,085
Equity in income of subsidiaries ..........      62,889        79,770             --         (142,659)             --
                                              ---------     ---------      ---------        ---------       ---------
Income Before Cumulative Effect of
   Accounting Change ......................      41,546        63,013         94,269         (142,783)         56,045
Cumulative effect of
   accounting change, net .................          --            --         14,499               --          14,499
                                              ---------     ---------      ---------        ---------       ---------
Net Income ................................   $  41,546     $  63,013      $  79,770        $(142,783)      $  41,546
                                              =========     =========      =========        =========       =========


                                                                      METRIS COMPANIES INC.
                                                  Supplemental Condensed Consolidating Statements of Cash Flows
                                                                Three Months Ended March 31, 2002
                                                                     (Dollars in thousands)
                                                                           Unaudited

                                             Metris        Guarantor     Non-Guarantor
                                          Companies Inc.  Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                          --------------  ------------   ------------    ------------   ------------
Operating Activities:
Net cash provided by operating
   activities............................   $  67,286      $  36,732      $ 115,736       $(111,532)      $ 108,222
                                            ---------      ---------      ---------       ---------       ---------
Investing Activities:
Net proceeds from sales and
   repayments of securitized loans ......          --             --       (111,244)             --        (111,244)
Net loans originated or collected .......      (7,805)            --        580,076              --         572,271
Additions to property and equipment .....          --         (3,631)           (14)             --          (3,645)
Investment in subsidiaries ..............     (55,527)       (32,630)            --          88,157              --
                                            ---------      ---------      ---------       ---------       ---------
Net cash (used in) provided by
   investing activities .................     (63,332)       (36,261)       468,818          88,157         457,382
                                            ---------      ---------      ---------       ---------       ---------
Financing Activities:
Increase (decrease) in debt .............         222           (102)      (292,094)             --        (291,974)
Decrease in deposits ....................          --             --       (332,122)             --        (332,122)
Cash dividends paid .....................        (938)            --             --              --            (938)
Issuance of common stock ................       1,823             --             --              --           1,823
Repurchase of common stock ..............     (17,582)            --             --              --         (17,582)
Capital contributions ...................          --             (4)       (23,371)         23,375              --
                                            ---------      ---------      ---------       ---------       ---------
Net cash used in financing activities ...     (16,475)          (106)      (647,587)         23,375        (640,793)
                                            ---------      ---------      ---------       ---------       ---------
Net (decrease) increase in cash and
   cash equivalents .....................     (12,521)           365        (63,033)             --         (75,189)
Cash and cash equivalents at beginning of
   period ...............................      17,613          1,505        468,968              --         488,086
                                            ---------      ---------      ---------       ---------       ---------
Cash and cash equivalents at end of
   period ...............................   $   5,092      $   1,870      $ 405,935       $      --       $ 412,897
                                            =========      =========      =========       =========       =========


                                                                     METRIS COMPANIES INC.
                                                 Supplemental Condensed Consolidating Statements of Cash Flows
                                                               Three Months Ended March 31, 2001
                                                                    (Dollars in thousands)
                                                                           Unaudited

                                                Metris       Guarantor    Non-Guarantor
                                             Companies Inc. Subsidiaries  Subsidiaries    Eliminations  Consolidated
                                             -------------- ------------  ------------    ------------  ------------
Operating Activities:
Net cash (used in) provided by
   operating activities .............         $  (7,013)     $  86,318      $ 167,313      $(142,534)     $ 104,084
                                              ---------      ---------      ---------      ---------      ---------
Investing Activities:
Net proceeds from sales and
   repayments of securitized loans ..             1,487              4        114,101             --        115,592
Net loans originated or collected ...           (12,157)            --       (213,527)            --       (225,684)
Dispositions of (additions to)
   property and equipment ...........                --          4,271         (7,138)            --         (2,867)
Investment in subsidiaries ..........           (63,034)       (94,322)            --        157,356             --
                                              ---------      ---------      ---------      ---------      ---------
Net cash used in investing activities           (73,704)       (90,047)      (106,564)       157,356       (112,959)
                                              ---------      ---------      ---------      ---------      ---------
Financing Activities:
Increase (decrease) in debt .........               222             (3)           (85)            --            134
Decrease in deposits ................                --             --        (31,810)            --        (31,810)
Cash dividends paid .................              (916)            --             --             --           (916)
Issuance of common stock ............             9,036             --             --             --          9,036
Capital contributions ...............                --            145         14,677        (14,822)            --
                                              ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in)
   financing activities .............             8,342            142        (17,218)       (14,822)       (23,556)
                                              ---------      ---------      ---------      ---------      ---------
Net (decrease) increase in cash and
   cash equivalents .................           (72,375)        (3,587)        43,531             --        (32,431)
Cash and cash equivalents at
   beginning of period ..............            64,869         10,658        445,913             --        521,440
                                              ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of
   period ...........................         $  (7,506)     $   7,071      $ 489,444      $      --      $ 489,009
                                              =========      =========      =========      =========      =========

ITEM 2.
                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank"), which may be referred to as "we," "us," "our" and the "Company." You should read this discussion along with the following documents for a full understanding of our financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001; and our Proxy Statement for the 2002 Annual Meeting of Shareholders. In addition, you should read this discussion along with our Quarterly Report on Form 10-Q for the period ended March 31, 2002, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.

Results of Operations

     Net income for the three months ended March 31, 2002 was $52.3 million, up from $41.5 million for the first quarter of 2001. Net income reported for the three months ended March 31, 2001 includes $14.5 million of a cumulative effect of accounting change described below. Without this item, reported earnings would have been $56.0 million for the three months ended March 31, 2001. Diluted earnings per share for the three months ended March 31, 2002 was $0.54 compared to $0.42 per share for the first quarter of 2001. Without the impact of the cumulative effect of accounting change, diluted earnings per share would have been $0.57 for the three months ended March 31, 2001. The $3.7 million reduction in income before the cumulative effect of accounting change is primarily due to an increase in provision for loan losses, offset by increases in other operating income. The increase in the provision relates to the estimated required balance in the allowance for loan losses to cover future charge-offs inherent in our owned loan portfolio as of March 31, 2002. Higher credit card loan balances, increased net charge-offs, increased delinquency rates and the current economic environment were some of the factors considered by management in determining the necessary balance in the allowance for loan losses. Other operating income increased 44% to $327.6 million for the three months ended March 31, 2002 from $228.2 million for the same period in 2001. Net securitization and credit card servicing income, a component of other operating income, increased 83% to $159.5 for the first quarter of 2002 from $87.1 million for the same period in 2001, primarily due to the $2.1 billion increase in securitized receivables and lower costs of funds offset by increased charge-offs. Enhancement services revenue also increased 21% to $95.0 million for the first quarter of 2002 compared to the same period in 2001. These increases were primarily due to the growth in total credit card accounts, an increase in outstanding receivables in the managed credit card loan portfolio, development of new third-party relationships and the creation of new products.

     On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Prior to SFAS 133, we amortized the costs of interest rate contracts on a straight-line basis over the expected life of the contract. The adoption of SFAS 133 resulted in a one-time, non-cash, after-tax charge to earnings of $14.5 million reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the three months ended March 31, 2001.


Critical Accounting Policies

     The Company's most significant accounting policies are our determination of the allowance for loan losses, valuation of retained interests and accounting for deferred origination costs.

Allowance for loan losses

     We maintain the allowance for loan losses on our owned loan portfolio to cover management's estimate of the inherent losses as of the balance sheet date and an amount to reduce the contractual value of the retained interests in securitized loans to fair value. In evaluating the adequacy of the allowance for loan losses, we consider several factors, including: historical charge-off and recovery activity by age (vintage) of each loan portfolio (noting any particular trends over recent periods); recent delinquency and collection trends by vintage; current economic conditions and the impact such conditions might have on borrowers' ability to repay; the risk characteristics of the portfolios; overall payment trends; bankruptcy rates; and other factors. These factors are reflected in financial projections prepared by the Company to estimate future charge-offs in the portfolio, which the Company uses to support the amount of the allowance for loan losses as of the balance sheet date. Significant changes in these factors could impact our financial projections and thereby affect the adequacy of our allowance for loan losses.

Retained interest

     We maintain an allowance for loan losses on our sold credit card receivables that effectively reduces our retained interests to fair value. We validate the fair value of the net retained interests by calculating the present value of future expected cash flows using management's best estimate of key assumptions including credit losses, net spreads, revolver rates and a discount rate commensurate with the risks involved. The significant assumptions used for estimating the fair value of the retained interest in loans securitized are as follows:

                                                    March 31,    December 31,
                                                    ---------    ------------
                                                      2002          2001
                                                      ----          ----

Annual discount rate .............................     15%           15%
Monthly payment rate .............................      6%            7%
Weighted-average spread (1) ......................     21%           20%
Annual principal and finance charge default rate..     19%           18%

(1) Includes finance charges, late fees and overlimit fees, less weighted-average cost of funds and 2% servicing fee.


Deferred acquisition costs

     We defer direct credit card origination costs associated with successful credit card solicitations that we incur in transactions with independent third parties, and certain other costs that we incur in connection with loan underwriting and the preparation and processing of loan documents. These costs, which relate directly to membership solicitations (direct response advertising costs), principally include postage, printing, mailings and telemarketing costs. The total amount of deferred costs as of March 31, 2002 and December 31, 2001 were $89.3 million and $89.5 million, respectively. The most significant assumption used by the Company in determining the realizability of these deferred costs is future revenues from our credit cards and enhancement services products. A significant reduction in revenues could have a material impact on the values of these balances.


Deferred revenue on Enhancement Services products

     Direct Merchants Bank offers various debt waiver products to its credit card customers. Revenue for such products is recognized in the month following completion of the cancellation period, and reserves are provided for pending claims based on Direct Merchants Bank's historical experience with settlement of such claims. Unearned revenues and reserves for pending claims are recorded as "Deferred income" and "Accrued expenses and other liabilities," respectively. We record fees on membership programs as deferred income upon acceptance of membership and amortize them on a straight-line basis over the membership period beginning after the contractual cancellation period is complete. We defer and recognize extended service plan revenues and the incremental direct acquisition costs on a straight-line basis over the life of the related extended service plan contracts beginning after the expiration of any manufacturers' warranty coverage.


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

     Our managed loan portfolio is comprised of credit card loans, retained interests in loans securitized and investors' interests in securitized credit card loans. The investors' interests in securitized credit card loans are not assets of the Company. Therefore, we do not show them on our consolidated balance sheets. Table 1 summarizes our managed loan portfolio:

Table 1: Managed Loan Portfolio
(Dollars in thousands)                   March 31,     December 31,     March 31,
                                           2002            2001            2001
                                           ----            ----            ----
Period-end balances:
   Credit card loans .............     $ 2,210,847     $ 2,746,656     $ 1,402,808
   Retained interests in loans
       securitized ...............       1,338,437       1,263,655       1,910,168
   Investors' interests in
       securitized loans accounted
       for as sales...............       8,223,360       7,895,842       6,170,416
                                       -----------     -----------     -----------
Total managed loan portfolio .....     $11,772,644     $11,906,153     $ 9,483,392
                                       ===========     ===========     ===========

                                                      Three Months Ended
                                                           March 31,
                                                           ---------
                                                     2002            2001
                                                     ----            ----
Average balances:
   Credit card loans .......................     $ 2,052,596     $ 1,298,748
   Retained interests in loans securitized .       1,835,359       2,044,729
   Investors' interests in securitized loans
      accounted for as sales................       8,074,887       6,050,624
                                                 -----------     -----------
Total managed loan portfolio ...............     $11,962,842     $ 9,394,101
                                                 ===========     ===========

Impact of Credit Card Securitizations Accounted for as Sales

     Table 2 provides a summary of the effects of credit card securitizations accounted for as sales on selected line items of our statements of income for each of the periods presented, as well as selected financial information on both an owned and managed loan portfolio basis:

Table 2: Impact of Credit Card Securitizations Accounted for as Sales
(Dollars in thousands)
                                                      Three Months Ended
                                                           March 31,
                                                           ---------
                                                     2002               2001
                                                     ----               ----
Statements of Income
   Owned Basis:
   Net interest income .....................     $    121,367      $    121,894
   Provision for loan losses ...............          189,776            87,729
   Other operating income ..................          327,627           228,188
   Other operating expense .................          174,388           171,223
                                                 ------------      ------------
   Income before income taxes and cumulative
      effect of accounting change ..........     $     84,830      $     91,130
                                                 ============      ============

Adjustments for
   Securitizations:
   Net interest income .....................     $    316,907      $    204,616
   Provision for loan losses ...............          215,039           180,063
   Other operating income ..................         (101,868)          (24,553)
   Other operating expense .................               --                --
                                                 ------------      ------------
   Income before income taxes and cumulative
      effect of accounting change ..........     $         --      $         --
                                                 ============      ============

Statements of Income
   Managed Basis:
   Net interest income .....................     $    438,274      $    326,510
   Provision for loan losses ...............          404,815           267,792
   Other operating income ..................          225,759           203,635
   Other operating expense .................          174,388           171,223
                                                 ------------      ------------
   Income before income taxes and cumulative
      effect of accounting change ..........     $     84,830      $     91,130
                                                 ============      ============


Other Data:
Owned Basis:
Average interest-earning assets ............     $  4,188,014      $  3,788,430
Return on average assets (1) ...............              5.4%              6.0%
Return on average total equity (1) .........             18.4%             25.0%
Net interest margin (2) ....................             11.8%             13.0%

Managed Basis:
Average interest-earning assets ............     $ 12,262,900      $  9,839,055
Return on average assets (1) ...............              1.8%              2.3%
Return on average total equity (1) .........             18.4%             25.0%
Net interest margin (2) ....................             14.5%             13.5%

(1) Amounts for the three months ended March 31, 2001 are shown before the cumulative effect of accounting change.
(2) Net interest margin is equal to annualized net interest income divided by average interest-earning assets.

Net Interest Income

     Net interest income consists primarily of interest earned on our credit card loans, less interest expense on borrowings to fund the loans. Managed net interest income for the three months ended March 31, 2002 was $438.3 million compared to $326.5 million for the same period in 2001. The increase in net interest income is primarily due to a $2.4 billion increase in managed average interest-earning assets and increases in net interest margin to 14.5% for the three months ended March 31, 2002, compared to 13.5% for the same period in 2001. The managed net interest margin increase is primarily due to lower cost of funds offset by lower portfolio yield.

     The owned net interest income decreased $0.6 million to $121.4 million for the quarter ended March 31, 2002 from $122.0 million for the quarter ended March 31, 2001. The decrease is due to lower portfolio yield partially offset by lower funding costs.


Table 3: Analysis of Average Balances, Interest and Average Yields and Rates

                                                                    Three Months Ended March 31,
                                                        2002                                        2001
                                  ----------------------------------------------- -------------------------------------
                                     Average                         Yield/      Average                         Yield/
                                     Balance          Interest        Rate       Balance          Interest        Rate
                                     -------          --------        ----       -------          --------        ----
(Dollars in thousands)
(owned basis)
Assets:
Interest-earning assets:
Federal funds sold ..........     $     28,431      $        114      1.6%     $    164,574      $      2,311      5.7%
Short-term investments ......          271,628             1,204      1.8%          280,379             3,896      5.6%
Credit card loans and
 retained interests in loans
 securitized ................        3,887,955           152,214     15.9%        3,343,477           163,522     19.8%
                                  ------------      ------------     ----      ------------      ------------     ----
Total interest-earning assets     $  4,188,014      $    153,532     14.9%     $  3,788,430      $    169,729     18.2%
Other assets ................          759,353                --       --           806,136                --       --
Allowances for loan losses ..         (988,054)               --       --          (781,211)               --       --
                                  ------------      ------------     ----      ------------      ------------     ----
Total assets ................     $  3,959,313                --       --      $  3,813,355                --       --
                                  ============                                 ============
Liabilities and Equity:
Interest-bearing liabilities:
Deposits ....................     $  1,930,007      $     23,653      5.0%     $  2,130,414      $     36,623      7.0%
Debt ........................          356,019             8,512      9.7%          360,999            11,212     12.6%
                                  ------------      ------------     ----      ------------      ------------     ----
Total interest-bearing
   liabilities ..............     $  2,286,026      $     32,165      5.7%     $  2,491,413      $     47,835      7.8%
Other liabilities ...........          519,185                --       --           412,839                --       --
                                  ------------      ------------     ----      ------------      ------------     ----
Total liabilities ...........        2,805,211                --       --         2,904,252                --       --
Stockholders' equity ........        1,154,102                --       --           909,103                --       --
                                  ------------      ------------     ----      ------------      ------------     ----
Total liabilities and equity      $  3,959,313                --       --      $  3,813,355                --       --
                                  ============                                 ============
Net interest income and
   interest margin (1) ......               --      $    121,367     11.8%               --      $    121,894     13.0%
Net interest rate spread (2)                --                --      9.2%               --                --     10.4%

Managed Basis
Credit card loans ...........     $ 11,962,842      $    525,360     17.8%     $  9,394,101      $    460,613     19.9%
Total interest-earning assets       12,262,900           526,678     17.4%        9,839,055           466,820     19.2%
Total interest-bearing
   liabilities ..............       10,360,913            88,404      3.5%        8,542,037           140,310      6.7%
Net interest income and
   interest margin (1) ......               --      $    438,274     14.5%               --      $    326,510     13.5%
Net interest rate spread (2)                --                --     13.9%               --                --     12.5%

(1) We compute net interest margin by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

Other Operating Income

     Other operating income contributes substantially to our results of operations, representing 73% and 65% of owned revenues for the three-month periods ended March 31, 2002 and 2001, respectively.

     Other operating income increased $99.4 million for the three months ended March 31, 2002 over the comparable period in 2001. This increase is primarily due to the $10.3 million increase in income generated from credit card fees, interchange and other credit card income due to the growth in loans in the credit card portfolio for the three months ended March 31, 2002 over the comparable period in 2001. For the three months ended March 31, 2002 net securitization and credit card servicing income increased $72.4 million from the comparable period in 2001. The components of net securitization revenue for the three-month periods ended March 31, 2002 and 2001 are shown in table 4:

Table 4: Components of Net Securitization and Credit Card Servicing Income

          (in thousands)                2002           2001
                                        ----           ----
Finance charges ................     $ 373,147      $ 297,091
Interest expense ...............       (63,009)      (101,022)
Provision for loan losses ......      (215,039)      (180,063)
Credit card fees ...............        69,475         68,765
Loss on interest rate caps .....        (9,272)        (3,710)
Other, net .....................         4,222          6,031
                                     ---------      ---------
Total net securitization revenue     $ 159,524      $  87,092
                                     =========      =========



     Enhancement services revenues increased by $16.7 million for the three months ended March 31, 2002, compared to the three months ended March 31, 2001. This increase reflects higher credit protection revenue due to increased covered receivables and higher sales of our debt waiver products, as well as the increase in membership program revenues resulting from additional product offers to third-party cardholders.

Other Operating Expense

     Total other operating expenses for the three months ended March 31, 2002 increased $3.2 million over the comparable period in 2001, largely due to costs associated with the growth of our business activities. Employee compensation increased $1.8 million for the three month ended March 31, 2002 due to increased staffing needs. Enhancement services claims expense increased $4.5 million for the three months ended March 31, 2002 due to growth in debt waiver covered receivables. Other expenses decreased $3.1 million for the three months ended March 31, 2002 due to decreased professional fees, related legal expenses and insurance reimbursements.

Asset Quality

     Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts. At March 31, 2002, 74% of our outstanding receivables balance were from accounts that have been with us in excess of two years, and 41% of outstanding receivables were with us in excess of four years.

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

Delinquencies

     We monitor delinquency levels on a managed basis, since delinquency on either an owned or managed basis subjects us to credit loss exposure. A credit card account is contractually delinquent if we do not receive the minimum payment by the specified date on the cardholder's statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until we charge off the account and all related loans, interest and other fees. Table 5 presents the delinquency trends of our credit card loan portfolio on a managed portfolio basis:

Table 5: Loan Delinquency
(Dollars in thousands)
                          March 31,       % of      December 31,     % of        March 31,     % of
                             2002         Total        2001          Total         2001        Total
                             ----         -----        ----          -----         ----        -----
Managed Basis:
Loans outstanding ...    $11,772,644       100%     $11,906,153       100%     $ 9,483,392       100%
Loans contractually
delinquent:
     30 to 59 days ..        316,638       2.7%         375,887       3.1%         229,368       2.4%
     60 to 89 days ..        256,776       2.2%         274,278       2.3%         178,898       1.9%
     90 or more days.        580,697       4.9%         473,003       4.0%         390,402       4.1%
                         -----------     -----      -----------     -----      -----------     -----
       Total ........    $ 1,154,111       9.8%     $ 1,123,168       9.4%     $   798,668       8.4%
                         ===========     =====      ===========     =====      ===========     =====


     The 140 basis point increase in the managed delinquency rates over March 31, 2001 primarily reflects a deterioration in the economy and seasoning in the loan portfolio. We continue to focus our resources on collection efforts to minimize delinquency levels.

     In the owned loan portfolio, loans contractually delinquent were $226.5 million as of March 31, 2002, compared to $273.2 million as of December 31, 2001.

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

Table 6: Net Charge-offs
       (Dollars in thousands)                    Three Months Ended
                                                      March 31,
                                                2002            2001
                                                ----            ----

   Owned basis:
     Average loans and retained
        interests in loans securitized
        outstanding ...................     $ 3,887,955      $ 3,343,477
     Net charge-offs ..................         127,175           81,437
     Net charge-offs as a percentage of
        average loans outstanding (1)..            13.3%             9.9%
                                            ===========      ===========

   Managed basis:
     Average loans outstanding ........     $11,962,842      $ 9,394,101
     Net charge-offs ..................         384,174          244,969
     Net charge-offs as a percentage of
        average loans outstanding (1)..            13.0%            10.6%
                                            ===========      ===========

(1) Annualized

     The increase in the managed and owned net charge off ratios for the three months ended March 31, 2002 primarily reflects a deterioration in the economy.

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

     The provision for on-balance sheet loans was $189.8 million for the three months ended March 31, 2002, compared to $87.7 million for the three months ended March 31, 2001. The amount of provision recognized to reduce the contractual value of the retained interests to fair value was $215.0 million for the three months ended March 31, 2002 and $180.1 million for the three months ended March 31, 2001. The increase in the provision for loan losses in 2002 compared to 2001 reflects the growth in credit card loans, an increase in delinquencies as a percentage of managed loans outstanding and the current economic environment.

     The economy has slowed down significantly over the last year, exacerbated by the terrorist attacks on September 11, 2001. This changing environment has caused our delinquencies and losses to increase from prior years' levels. Some of the actions we are taking to mitigate this slowdown include expanding our collections strategies to aggressively address any potential delinquency increases and utilizing our recovery staff to work on precharge-off receivables. We also leverage forbearance programs and credit counseling services for qualifying cardholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees and other incentives to induce the customer to continue making payments. The amount of customer receivables in forbearance programs was $775.1 million or 7% of total managed loans as of March 31, 2002 compared with $837.0 million or 7% of managed loans as of December 31, 2001. All delinquent receivables in forbearance programs are included in Table 5.

     The ratio of allowance for loan losses to period-end loans on a managed basis was 8.2% at March 31, 2002 compared to 8.0% at December 31, 2001. The allowance for loan losses as a percentage of 30-day plus receivables was 84% at March 31, 2002 and December 31, 2001.


Balance Sheet Analysis

     Credit Card Loans

     Credit card loans were $2.2 billion as of March 31, 2002, compared to $2.7 billion as of December 31, 2001. The $0.5 billion decrease is primarily a result of the transfer of $610 million of receivables from Direct Merchants Bank to the Metris Master Trust.

     Deferred Tax Asset/Liability

     Total deferred tax asset/liability decreased to a net liability of $26.2 million as of March 31, 2002 from a net tax asset of $32.2 million as of December 31, 2001. The decrease in net asset/liability is the result of various timing differences between Generally Accepted Accounting Principles and tax accounting.

     Debt

     Debt decreased to $355.9 million as of March 31, 2002 from $647.9 million as of December 31, 2001 due to the paydown of a warehouse financing arrangement entered into by Direct Merchants Bank in June 2001 that was accounted for as a collateralized financing.

     Deferred Income

     Deferred income decreased $10.5 million to $204.5 million as of March 31, 2002 compared to $215.0 million as of December 31, 2001. The decrease primarily relates to our migration from annual billed to monthly billed products.

     Stockholders' Equity

     Stockholders' equity was $1.2 billion as of March 31, 2002, an increase of $36.0 million over December 31, 2001 stockholders' equity of $1.1 billion. The increase results from net income of $52.3 million and $1.8 million stock issuances under employee benefit plans offset by cash dividends of $0.9 million and $17.6 million of stock repurchases under our stock repurchase program.

Liquidity, Funding and Capital Resources

     One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Because the pricing and maturity characteristics of our assets and liabilities change, liquidity management is a dynamic process, affected by changes in short- and long-term interest rates. We use a variety of financing sources to manage liquidity, refunding, and interest rate risks. Table 7 summarizes our funding and liquidity as of March 31, 2002 and December 31, 2001:


Table 7: Liquidity, Funding and Capital Resources
(Dollars in thousands)
                                     March 31, 2002                December 31, 2001
                                     --------------                -----------------
                                                  Unused                          Unused
On-balance sheet funding       Outstanding       Capacity      Outstanding       Capacity
------------------------       -----------       --------      -----------       --------

Bank conduit 2002 ........     $     --       $    400,000     $  292,000     $     108,000
Revolving credit line 2003           --            170,000           --             170,000
Term loan 2003 ...........        100,000              N/A        100,000               N/A
Senior notes 10% 2004 ....        100,000              N/A        100,000               N/A
Senior notes 10.125% 2006         146,146              N/A        145,924               N/A
Other ....................          9,784              N/A          9,980               N/A
Deposits .................      1,725,886              N/A      2,058,008               N/A
Equity ...................      1,178,002              N/A      1,141,955               N/A
                               ----------     ------------     ----------     -------------
     Subtotal ............     $3,259,818     $    570,000    $ 3,847,867     $     278,000


Off-balance sheet funding
-------------------------

Metris Master Trust ......    $ 8,223,360      $   585,890    $ 7,880,342     $     328,908
Metris facility ..........             --           75,000         15,500            59,500
Various conduits .........             --          850,000             --                --
                              -----------      -----------    -----------     -------------
     Subtotal ............    $ 8,223,360      $ 1,510,890    $ 7,895,842     $     388,408
                              -----------      -----------    -----------     -------------
     Total ...............    $11,483,178      $ 2,080,890    $11,743,709     $     666,408
                              ===========      ===========    ===========     =============


     Under our revolving line of credit agreement, we need to maintain, among other items, minimum equity plus reserves to managed assets of 10%, minimum three-month average excess spread (by ABS deal) of 1%, minimum equity of $684 million and a ratio of equity plus reserves to managed 90-day plus delinquencies of 2.25. As of March 31, 2002 and December 31, 2001, we were in compliance with all financial covenants under our credit agreements.

Capital Adequacy

     In the normal course of business, Direct Merchants Bank enters into agreements, or is subject to regulatory requirements, that result in cash, debt and dividend or other capital restrictions.

     The Federal Reserve Act imposes various legal limitations on the extent to which banks can finance or otherwise supply funds to their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to or other covered transactions, such as certain purchases of assets, with MCI and its affiliates. Such restrictions limit Direct Merchants Bank's ability to lend to MCI and its affiliates. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to MCI in accordance with the national bank dividend provisions.

     Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At March 31, 2002 and December 31, 2001, Direct Merchants Bank's Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a "well-capitalized" depository institution under regulations of the OCC, as illustrated in the following table.

     Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Direct Merchants Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Direct Merchants Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

     Additional information about Direct Merchants Bank's actual capital amounts and ratios are presented in the following table:

                                                 For Capital
                                                  Adequacy            To Be Well
                             Actual               Purposes            Capitalized
                             ------               --------            -----------
As of March 31, 2002   Amount      Ratio      Amount     Ratio      Amount      Ratio
                       ------      -----      ------     -----      ------      -----


Total Capital ...     $390,623     18.8%     $166,273     8.0%     $207,841     10.0%
(to risk-weighted
   assets)

Tier 1 Capital ..      359,825     17.3%       83,136     4.0%      124,705      6.0%
(to risk-weighted
   assets)

Tier 1 Capital ..      359,825     14.1%      102,357     4.0%      127,947      5.0%
   (to average assets)



                                                   For Capital
                                                    Adequacy            To Be Well
                              Actual                Purposes            Capitalized
                              ------                --------            -----------
As of December 31, 2001  Amount     Ratio       Amount     Ratio     Amount      Ratio
                         ------     -----       ------     -----     ------      -----


Total Capital .....     $345,717     13.4%     $206,027     8.0%     $257,534     10.0%
(to risk-weighted
   assets)

Tier 1 Capital ....      308,185     12.0%      103,013     4.0%      154,520      6.0%
(to risk-weighted
   assets)

Tier 1 Capital ....      308,185     11.6%      106,459     4.0%      133,073      5.0%
(to average assets)

     FFIEC guidelines indicate that an institution with a concentration in subprime lending should hold one and one-half to three times the normal minimum capital required. The OCC has regulatory authority to evaluate the safety and soundness of Direct Merchants Bank under these more stringent guidelines. The OCC has required Direct Merchants Bank, under the more stringent guidelines, to maintain two times the normal minimum capital on those credit card loans that qualify as subprime loans (FICO score of 660 and below) and maintain a minimum capital ratio of 10%. Under these more stringent guidelines, Direct Merchants Bank's total capital ratio as of March 31, 2002 was 12.0%.

Regulatory Matters

     On April 16, 2002, Direct Merchants Bank entered into an agreement with the Office of the Comptroller of the Currency ("OCC") to strengthen the safety and soundness of Direct Merchants Bank's operations. The agreement formalizes recommendations made and requirements imposed by the OCC following an examination of Direct Merchants Bank that covered the 15-month period ended December 31, 2001. On April 17, 2002, Metris Companies Inc. filed the agreement with the Securities and Exchange Commission as an exhibit to a current report on Form 8-K. We have also incorporated the agreement by reference herein.

     Direct Merchants Bank intends to comply with all of the terms of the agreement in a timely manner. If the OCC were to conclude that Direct Merchants Bank failed to implement in a timely manner any provision of the agreement or that Direct Merchants Bank otherwise violated the agreement, the OCC could pursue various enforcement options. Under applicable provisions of the Federal Deposit Insurance Act, the OCC may, among other things, pursue an order to cease and desist from any further violations or take affirmative actions to correct conditions resulting from violations or practices, place limitations on the activities of a bank that in its opinion violated a written agreement, remove from office members of management or the board of directors of a bank or prohibit further participation by those persons in the bank's affairs, and assess civil money penalties. If any of these events were to actually occur, we could not assure you that the event would not have a material adverse effect on Direct Merchants Bank's operations or capital position.

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

     Any or all of our forward-looking statements in this Report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors, which can not be predicted with certainty, will be important in determining future results. Among such factors are higher delinquency, charge-off and bankruptcy rates of our target market of moderate-income consumers, risks associated with Direct Merchants Bank's ability to comply with its agreement with regulators regarding the safety and soundness of its operations, risks associated with our continuing ability to market our enhancement services and maintain or expand on current levels in that business, interest rate risks, risks associated with acquired portfolios, dependence on the securitization markets and other funding sources, state and federal laws and regulations that limit our business activities, product offerings and fees, privacy laws that could result in lower marketing revenue and penalties for non-compliance, and general economic conditions that can have a major impact on the performance of loans. Each of these factors and others are more fully discussed under the caption "Business--Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. As a result of these factors, we cannot guarantee any forward-looking statements. Actual future results may vary materially. Also, please note that the factors we provide are those we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here or in our 10-K for the year ended December 31, 2001 could also adversely affect us.

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

     Our primary managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime Rate. We fund credit card loans through a combination of cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances. Our securitized loans are owned by a trust and bank-sponsored single-seller and multi-seller receivable conduits, which have committed funding primarily indexed to variable commercial paper rates and LIBOR. The $270 million bank credit facility has pricing that is also indexed to LIBOR and Prime Rate. The subsidiary bank deposits and long-term debt are issued at fixed interest rates. At March 31, 2002 approximately 8.8% of the trust and conduit funding of securitized receivables was funded with fixed rate securities. As of April 22, 2002, we had no fixed rate trust or conduit funding of securitized receivables.

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

     The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points. Assuming that we take no counteractive measures, a 200 basis point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, will result in an increase in net income of approximately $78.0 million relative to a base case over the next 12 months; while a decrease of 200 basis points will result in a reduction in net income of approximately $59.1 million. You should not construe our use of this methodology to quantify the market risk of financial instruments as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our cardholders. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

                           Part II. Other Information

Item 1. Legal Proceedings

     We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations. In July 2000 an Amended Complaint was filed in Hennepin County District Court in Minneapolis, Minnesota against MCI and our subsidiaries Metris Direct, Inc. and Direct Merchants Bank. The complaint seeks damages in unascertained amounts and purports to be a class action complaint on behalf of all cardholders who were issued a credit card by Direct Merchants Bank and were allegedly assessed fees or charges that the cardholder did not authorize. Specifically, the complaint alleges violations of the Minnesota Prevention of Consumer Fraud Act, the Minnesota Deceptive Trade Practices Act and breach of contract. On February 1, 2002, preliminary approval of a class action settlement was signed by the Court whereby we will pay approximately $5.5 million for attorneys' fees and costs incurred by attorneys for the plaintiffs in separate lawsuits filed in Arizona, California and Minnesota in 2000 and 2001. Under the terms of the settlement, we denied any wrongdoing or liability. A final settlement approval hearing is scheduled for May 30, 2002.

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

Item 3. Defaults Upon Senior Securities
        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        Not applicable

Item 5. Other Information
        Not applicable

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

               11 Computation of Earnings Per Share.

               99.1 Agreement between Direct Merchants Credit Card Bank, N.A. and the Office of the Comptroller of the Currency, dated April 16, 2002 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 17, 2002 (File No. 1-12351)).

          (b) Reports on Form 8-K: On April 17, 2002, we filed a Current Report on Form 8-K to report that our wholly-owned subsidiary, Direct Merchants Credit Card Bank, N.A., had entered into an agreement on April 16, 2002 with the Office of the Comptroller of the Currency, the agency that regulates the Bank, to strengthen certain aspects of the safety and soundness of the Bank's operations. See Part 1, Item 2, "Regulatory Matters" on page 29.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              METRIS COMPANIES INC.
                                  (Registrant)


Date:      May 15, 2002                   By: /s/ David D. Wesselink
                                             -----------------------
                                             David D. Wesselink
                                             Vice Chairman
                                             Principal Financial Officer


Date:      May 15, 2002                   By: /s/ Mark P. Wagener
                                             --------------------
                                             Mark P. Wagener
                                             Senior Vice President, Controller
                                             Principal Accounting Officer