Form 10-Q
period 2002-06-30
METRIS COMPANIES INC
filed 2002-08-14
CIK 1021061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended                     June 30, 2002

                                       or

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

                             Yes   X            No _____
                                 -----

As of July 31, 2002, 57,948,559 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------


--------------------------------------------------------------------------------

                                  June 30, 2002

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

         Item 2.      Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations.......................................23

         Item 3.      Quantitative and Qualitative Disclosures
                             About Market Risk................................39


PART II. OTHER INFORMATION


         Item 1. Legal Proceedings............................................40

         Item 2. Changes in Securities........................................40

         Item 3. Defaults Upon Senior Securities..............................40

         Item 4. Submission of Matters to a Vote of Security Holders..........41

         Item 5. Other Information............................................41

         Item 6. Exhibits and Reports on Form 8-K.............................42

                 Signatures...................................................43


                          Part I. Financial Information


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per-share data) (Unaudited)

                                                                                 June 30,      December 31,
                                                                                   2002            2001
                                                                               -----------    ------------
Assets:
Cash and due from banks ....................................................   $   100,735    $   109,812
Federal funds sold .........................................................       132,662        243,772
Short-term investments .....................................................       665,224        134,502
                                                                               -----------    -----------
Cash and cash equivalents ..................................................       898,621        488,086
                                                                               -----------    -----------
Retained interests in loans securitized ....................................     1,466,442      1,263,655
Less:  Valuation allowance .................................................       744,205        537,499
                                                                               -----------    -----------
Net retained interests in loans securitized ................................       722,237        726,156
                                                                               -----------    -----------
Credit card loans ..........................................................     1,306,824      2,746,656
Less:  Allowance for loan losses ...........................................       275,279        410,159
                                                                               -----------    -----------
Net credit card loans ......................................................     1,031,545      2,336,497
                                                                               -----------    -----------
Property and equipment, net ................................................       106,410        114,913
Deferred tax asset .........................................................        32,897         32,167
Purchased portfolio premium, net ...........................................        78,595         94,793
Other receivables due from credit card
   securitizations, net ....................................................       118,942        179,868
Other assets ...............................................................       222,462        256,206
                                                                               -----------    -----------
     Total assets ..........................................................   $ 3,211,709    $ 4,228,686
                                                                               ===========    ===========
Liabilities:
Deposits ...................................................................   $ 1,321,861    $ 2,058,008
Debt .......................................................................       356,057        647,904
Accounts payable ...........................................................       108,678         83,475
Deferred income ............................................................       197,986        215,031
Accrued expenses and other liabilities .....................................       100,881         82,313
                                                                               -----------    -----------
     Total liabilities .....................................................     2,085,463      3,086,731
                                                                               -----------    -----------
Stockholders' Equity:
Convertible preferred stock - Series C, par
     value $.01 per share; 10,000,000
     shares authorized, 1,105,767 and 1,057,638
     shares issued and outstanding, respectively ...........................       411,898        393,970
Common stock, par value $.01 per share;
     300,000,000 shares authorized, 64,462,260
     and 64,224,878 shares issued, respectively ............................           645            642
Paid-in capital ............................................................       235,635        232,413
Unearned compensation ......................................................        (5,037)        (4,980)
Treasury stock - 3,526,400 and 806,300 shares,
     respectively...........................................................       (45,965)       (13,014)
Retained earnings ..........................................................       529,070        532,924
                                                                               -----------    -----------
     Total stockholders' equity ............................................     1,126,246      1,141,955
                                                                               -----------    -----------
     Total liabilities and stockholders' equity ............................   $ 3,211,709    $ 4,228,686
                                                                               ===========    ===========

                     See accompanying Notes to Consolidated Financial Statements.



METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except earnings per-share data) (Unaudited)


                                                                 Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30,
                                                                     ---------                   --------
                                                                 2002         2001          2002         2001
                                                                 ----         ----          ----         ----
Interest Income:
Credit card loans and retained
     interests in loans securitized ........................   $ 134,759    $ 168,702    $ 286,973    $ 332,224


Federal funds sold .........................................         110          329          224        2,640
Other ......................................................       2,359        3,176        3,563        7,072
                                                               ---------    ---------    ---------    ---------
Total interest income ......................................     137,228      172,207      290,760      341,936
Deposit interest expense ...................................      18,335       32,936       41,988       69,559
Other interest expense .....................................       8,620       11,377       17,132       22,589
                                                               ---------    ---------    ---------    ---------
Total interest expense .....................................      26,955       44,313       59,120       92,148
                                                               ---------    ---------    ---------    ---------
Net Interest Income ........................................     110,273      127,894      231,640      249,788
Provision for loan losses ..................................      90,705      114,682      280,481      202,411
                                                               ---------    ---------    ---------    ---------
Net Interest Income After Provision for
     Loan Losses ...........................................      19,568       13,212      (48,841)      47,377
                                                               ---------    ---------    ---------    ---------

Other Operating Income:
Net securitization and credit card
     servicing income ......................................     (22,616)     119,712      136,908      206,804
Credit card fees, interchange and
     other credit card income ..............................      58,267       74,837      131,374      137,669
Enhancement services revenues ..............................      95,649       82,900      190,645      161,164
                                                               ---------    ---------    ---------    ---------
                                                                 131,300      277,449      458,927      505,637
                                                               ---------    ---------    ---------    ---------

Other Operating Expense:
Credit card account and other product
     solicitation and marketing expenses....................      56,193       51,481       96,745       92,246
Employee compensation ......................................      54,365       56,115      110,913      110,851
Data processing services and communications ................      20,795       22,141       43,101       44,520
Enhancement services claims expense ........................      15,917        8,250       27,124       14,929
Credit card fraud losses ...................................       2,953        2,200        5,181        4,851
Purchased portfolio premium amortization ...................       7,743        7,418       16,198       15,246
Other ......................................................      51,558       41,325       84,650       77,510
                                                               ---------    ---------    ---------    ---------
                                                                 209,524      188,930      383,912      360,153
                                                               ---------    ---------    ---------    ---------
(Loss) Income Before Income Taxes and
     Cumulative Effect of Accounting Change.................     (58,656)     101,731       26,174      192,861
Income taxes ...............................................     (22,282)      38,963       10,208       74,048
                                                               ---------    ---------    ---------    ---------
(Loss) Income Before Cumulative Effect of
     Accounting Change......................................     (36,374)      62,768       15,966      118,813
Cumulative effect of accounting change
     (net of income taxes of $9,000)........................          --           --           --       14,499
                                                                ---------    ---------    ---------    ---------
Net (Loss) Income ..........................................     (36,374)      62,768       15,966      104,314
Convertible preferred stock
     dividends-Series C ....................................       9,394        8,593       18,582       16,996
                                                                ---------    ---------    ---------    ---------
Net (Loss) Income Applicable to Common
     Stockholders...........................................   $ (45,768)   $  54,175    $  (2,616)   $  87,318
                                                               =========    =========    =========    =========


                                                     Three Months Ended               Six Months Ended
                                                          June 30,                         June 30,
                                                          --------                         --------
                                                  2002                2001           2002              2001
                                                  ----                ----           ----              ----
(Loss) earnings per share:
     Basic-(loss) income before cumulative
         effect of accounting change .......   $     (0.74)   $      0.64       $     (0.04)   $      1.22
     Basic-cumulative effect of accounting
         change ............................            --             --                --          (0.15)
     Basic-net (loss) income ...............         (0.74)          0.64             (0.04)          1.07
     Diluted-(loss) income before cumulative
         effect of accounting change .......         (0.74)          0.63             (0.04)          1.20
     Diluted-cumulative effect of accounting
         change ............................            --             --                --          (0.15)
     Diluted-net (loss) income .............         (0.74)          0.63             (0.04)          1.05

Shares used to compute earnings per share:
     Basic .................................        61,503         97,633            61,844         97,117
     Diluted ...............................        61,503         99,841            61,844         99,055

Dividends declared per common share ........   $     0.010    $     0.010       $     0.020    $     0.020

                     See accompanying Notes to Consolidated Financial Statements.



METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands) (Unaudited)


                                                                                                                          Total
                                Number of Shares    Preferred    Common    Paid-in    Unearned   Treasury    Retained  Stockholders'
                              Preferred   Common      Stock      Stock     Capital Compensation   Stock      Earnings     Equity
                             -------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000     968     62,243    $  360,421  $    622  $  198,077  $     --    $      --  $  324,433   $  883,553
     Net income .............     --         --            --        --          --        --           --     104,314      104,314
     Cash dividends .........     --         --            --        --          --        --           --      (1,847)      (1,847)
     Preferred dividends in
         kind - Series C ....     44         --        16,401        --          --        --           --     (16,401)          --
     Issuance of common stock
         under employee
         benefit plans ......     --      1,129            --        12      20,562        --           --           --      20,574
     Deferred compensation
         obligations ........     --        422            --         4       5,429    (7,127)          --           --      (1,694)
     Amortization of
         restricted stock ...     --         --            --        --          --     2,348           --           --       2,348
                             -------   --------     ---------  --------  ----------  ----------  ---------  -----------  ----------
BALANCE AT JUNE 30, 2001 ....  1,012     63,794    $  376,822  $    638  $  224,068  $ (4,779)   $      --  $   410,499  $1,007,248
                             =======   ========    ==========  ========= ==========  ========    =========  ===========  ==========


BALANCE AT DECEMBER 31, 2001     1,058   63,419    $  393,970  $    642  $  232,413  $ (4,980) $   (13,014) $  532,924   $1,141,955
     Net income .............       --       --           --         --          --        --           --      15,966       15,966
     Cash dividends .........       --       --           --         --          --        --           --      (1,892)      (1,892)
     Common stock repurchased       --   (2,720)          --         --          --        --      (32,951)         --      (32,951)
     Preferred dividends in
         kind - Series C ....       48       --       17,928         --          --        --           --     (17,928)          --
     Issuance of common stock
         under employee
         benefit plans ......       --      161          --          2       2,255        --           --           --       2,257
     Deferred compensation
         obligations ........       --       76          --          1         967      (968)          --           --          --
     Amortization of
         restricted stock ...       --       --          --         --          --       911           --           --         911
                             ---------  -------   ----------  --------  ----------  ---------  -----------  ----------  ----------

BALANCE AT JUNE 30, 2002 ...     1,106   60,936   $  411,898  $    645  $  235,635  $  (5,037) $   (45,965) $  529,070  $1,126,246
                             =========  =======   ==========  ========  ==========  =========  ===========  ==========  ==========

                                    See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
                                                              Six Months Ended
                                                                   June 30,
                                                            2002            2001
                                                            ----            ----

Operating Activities:
Net income ...........................................   $    15,966    $   104,314
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of accounting change ..........            --         14,499
     Depreciation and amortization ...................        52,374         45,075
     Provision for loan losses .......................       280,481        202,411
     Change in retained interest valuation
         allowance, net ..............................       206,706        (72,768)
     Loss (gain) on derivative financial instruments .        13,947         (2,905)
     Changes in operating assets and liabilities, net:
         Deferred income taxes .......................          (730)        39,164
         Other receivables due from credit card
              securitizations ........................        46,979          6,065
         Accounts payable and accrued expenses .......        43,771         51,771
         Deferred income .............................       (17,045)       (24,176)
         Other .......................................        10,520        (37,579)
                                                         -----------    -----------
Net cash provided by operating activities ............       652,969        325,871
                                                         -----------    -----------

Investing Activities:
Net proceeds from sales and repayments of
     securitized loans................................      (202,787)       954,591
Net loans originated or collected ....................     1,024,471     (1,200,926)
Additions to property and equipment ..................        (3,538)        (3,991)
                                                         -----------    -----------
Net cash provided by (used in) investing activities ..       818,146       (250,326)
                                                         -----------    -----------
Financing Activities:
(Decrease) increase in debt ..........................      (291,847)           271
(Decrease) increase in deposits ......................      (736,147)        68,746
Cash dividends paid ..................................        (1,892)        (1,847)
Issuance of common stock .............................         2,257         21,228
Repurchase of common stock ...........................       (32,951)            --
                                                         -----------    -----------
Net cash (used in) provided by financing activities ..    (1,060,580)        88,398
                                                         -----------    -----------
Net increase in cash and cash equivalents ............       410,535        163,943
Cash and cash equivalents at beginning of period .....       488,086        521,440
                                                         -----------    -----------
Cash and cash equivalents at end of period ...........   $   898,621    $   685,383
                                                         ===========    ===========
Supplemental disclosures and cash flow
     information:
Cash paid during the period for:
     Interest ........................................   $    61,345    $    86,731
     Income taxes ....................................       (16,488)        25,366
Tax benefit from employee stock option
     exercises........................................           174          6,651

            See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except as noted) (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION


     The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"), which may be referred to as "we," "us," "our" and the "Company." We are an information-based direct marketer of consumer lending products and enhancement services.


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


Pervasiveness of Estimates

     We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates is our determination of the adequacy of the allowance for loan losses and our determination of the fair value of retained interests from assets securitized. The significant factors susceptible to future change that have an impact on these estimates include default rates, net interest spreads, liquidity and overall economic conditions. As a result, the actual losses in our loan portfolio and the fair value of our retained interests as of June 30, 2002 and December 31, 2001 could materially differ from these estimates.

NOTE 2 - EARNINGS PER SHARE

     The following table presents the computation of basic and diluted weighted-average shares used in the per-share calculations:


                                                  Three Months Ended     Six Months Ended
                                                       June 30,              June 30,
                                                       --------              --------
                                                  2002        2001        2002       2001
                                                  ----        ----        ----       ----
(In thousands)
(Loss) income before cumulative effect
     of accounting change ...................   $(36,374)   $ 62,768   $ 15,966    $118,813
Preferred dividends - Series C ..............      9,394       8,593     18,582      16,996
                                                --------    --------   --------    --------
Net (loss) income applicable to common
     stockholders before cumulative effect of
     accounting change ......................    (45,768)     54,175     (2,616)    101,817
Cumulative effect of accounting change, net .         --          --         --      14,499
                                                --------    --------   --------    --------
Net (loss) income applicable to common
     stockholders ...........................   $(45,768)   $ 54,175   $ (2,616)   $ 87,318
                                                ========    ========   ========    ========

Weighted-average common shares outstanding ..     61,503      62,788     61,844      62,547
Adjustments for dilutive securities:
Assumed conversion of convertible preferred
     stock (1) ..............................         --      34,845         --      34,570
                                                --------    --------   --------    --------
Basic common shares .........................     61,503      97,633     61,844      97,117
Assumed exercise of outstanding stock
     options (1) ............................         --       2,208         --       1,938
                                                --------    --------   --------    --------
Diluted common shares .......................     61,503      99,841     61,844      99,055
                                                ========    ========   ========    ========

(1) In accordance with SFAS 128, the earnings per share calculations for the three- and six-month periods ended June 30, 2002 exclude the assumed conversion of the convertible preferred stock and the outstanding stock options as they are anti-dilutive.


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

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which supersedes FASB Statement No. 121, and provides a single accounting model for long-lived assets to be disposed of. The adoption of the new standard did not have a material impact on our financial statements. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. SFAS 145 also amends SFAS 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. Accordingly, most gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented must be reclassified to conform with the provisions of SFAS 145. SFAS 145's amendment and technical correction to SFAS 13 is effective for all transactions occurring after May 15, 2002. We do not expect a material impact on our financial statements upon adoption of SFAS 145.


     In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a material impact on our financial statements upon adoption of SFAS 146.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is as follows:

                                          Three Months Ended         Six Months Ended
                                               June 30,                  June 30,
                                               --------                 --------
                                            2002        2001         2002         2001
                                            ----        ----         ----         ----

Balance at beginning of period .......   $ 416,914    $ 143,537    $ 410,159    $ 123,123
Allowance related to assets
  transferred to/from the
  Master Trust, net ..................    (147,241)      59,998     (246,584)      40,792
Provision for loan losses ............      90,705      114,682      280,481      202,411
Loans charged off ....................     (91,595)     (65,013)    (180,486)    (117,629)
Recoveries ...........................       6,496        4,853       11,709        9,360
                                         ---------    ---------    ---------    ---------
Net loans charged off ................     (85,099)     (60,160)    (168,777)    (108,269)
                                         ---------    ---------    ---------    ---------
Balance at end of period .............   $ 275,279    $ 258,057    $ 275,279    $ 258,057
                                         =========    =========    =========    =========





     As of June 30, 2002 and December 31, 2001, we had $11.6 million and $1.3 million in credit card loans classified as non-accrual, respectively. As of June 30, 2001, we had no credit card loans classified as non-accrual. Credit card loans contractually 90 or more days past due and still accruing interest amounted to $60.8 million, $124.7 million and $89.8 million as of June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

     During the three- and six-month periods ended June 30, 2002, we transferred $147.2 million and $246.6 million of allowance for loan losses, respectively, to the valuation allowance for retained interests in loans securitized. This transfer is primarily due to the sale of approximately $1.6 billion of receivables from Direct Merchants Bank to the Metris Master Trust ("Master Trust") during the first six months of 2002. During the three- and six-month periods ended June 30, 2001, we transferred $60.0 million and $40.8 million, respectively, of valuation allowance for retained interests in loans securitized to allowance for loan losses. These transfers were primarily due to the maturity of a bank conduit that was accounted for as a sale under SFAS 140.

NOTE 5 - RETAINED INTERESTS IN LOANS SECURITIZED

     The activity in the valuation allowance on retained interests in loans securitized is as follows:


                                                                                   June 30,                   December 31,
                                                                                    2002          Change          2001
                                                                                    ----          ------          ----

Gross retained interests ....................................................   $ 1,466,442    $   202,787    $ 1,263,655
Valuation allowance .........................................................      (744,205)      (206,706)      (537,499)
                                                                                -----------    -----------    -----------
Net retained interest .......................................................   $   722,237    $    (3,919)   $   726,156
                                                                                ===========    ===========    ===========


                                                                                   June 30,                   December 31,
                                                                                    2001          Change          2000
                                                                                    ----          ------          ----

Gross retained interests ....................................................   $ 1,069,090    $  (954,591)   $ 2,023,681
Valuation allowance .........................................................      (568,084)        72,768       (640,852)
                                                                                -----------    -----------    -----------
Net retained interest .......................................................   $   501,006    $  (881,823)   $ 1,382,829
                                                                                ===========    ===========    ===========


     Gross retained interests in loans securitized increased $202.8 million to $1.5 billion as of June 30, 2002, compared to $1.3 billion as of December 31, 2001. The increase is due to the sale of approximately $1.6 billion of receivables from Direct Merchants Bank to the Master Trust during the six months ended June 30, 2002. The $954.6 million decrease in gross retained interests during the six months ended June 30, 2001 was primarily due to the maturity of a bank conduit that was accounted for as a sale under SFAS 140. As a result, approximately $855 million of receivables that were classified as retained interests in loans securitized as of December 31, 2000 were classified as credit card loans as of June 30, 2001. During the six months ended June 30, 2002 the valuation allowance increased by $206.7 million primariy due to the higher gross retained interests and slightly narrowing excess spreads in the Master Trust due to increasing default rates. The weighted-average spread less default rate was 1% as of June 30, 2002, compared to 2% as of December 31, 2001. The $72.8 million primarily reflects lower gross retained interests.


NOTE 6 - SEGMENTS


     We operate in two principal areas: consumer lending products and enhancement services. Our consumer lending products are primarily unsecured credit cards, including the Direct Merchants Bank MasterCard(R) and Visa(R). Our credit card accountholders include consumers obtained from third-party lists and other consumers for whom general credit bureau information is available.

     We market our enhancement services, including (1) debt waiver protection for unemployment, disability, and death; (2) membership programs such as card registration, purchase protection and other club memberships; and (3) third-party insurance, directly to our credit card accountholders and customers of third parties. We currently administer our extended service plans sold through a third-party retailer, and the customer pays the retailer directly. In addition, we develop customized targeted mailing lists from information contained in our databases for use by unaffiliated companies in their own product solicitation efforts that do not directly compete with our efforts.

     We have presented the segment information reported below on a managed basis. We use this basis to review segment performance and to make operating decisions. In doing so, the income statement and balance sheet are adjusted to reverse the effects of securitizations. Presentation on a managed basis is not in conformity with accounting principles generally accepted in the United States of America. The adjustments columns in the segment table include adjustments to present the information on an owned basis as reported in the financial statements of this quarterly report.

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

     Our enhancement services segment pays a fee to our consumer lending products segment for successful marketing efforts to the consumer lending products segment's credit card accountholders at a rate similar to those paid to our other third parties. Our enhancement services segment reports interest income and our consumer lending products segment reports interest expense at our weighted-average borrowing rate for the excess cash flow generated by the enhancement services segment that is used by the consumer lending products segment to fund the growth of credit card accountholder balances.


                                              Three Months Ended June 30,
                                                        2002
                                                        ----

                     Consumer
                      Lending       Enhancement     Securitization     Other
                     Products        Services       Adjustments(a)  Adjustments(b)   Consolidated
                     --------        --------       --------------  --------------   ------------

Interest income.   $   509,821      $        58      $  (372,593)           (58)      $   137,228
Interest
    expense .....       81,005               --          (53,992)           (58)           26,955
                   -----------      -----------      -----------   ------------       -----------
  Net interest
    income ......      428,816               58         (318,601)            --           110,273


Other revenue ...      119,317           95,649          (83,666)            --           131,300
Total revenue ...      548,133           95,707         (402,267)            --           241,573

Income before
    income taxes.       21,145(c)        54,659(c)            --       (134,460)          (58,656)

Total assets ...   $10,985,709      $   142,705      $(8,924,497) $   1,007,792 (d)   $ 3,211,709



                                              Three Months Ended June 30,
                                                        2001
                                                        ----

                     Consumer
                      Lending       Enhancement     Securitization     Other
                     Products        Services       Adjustments(a)  Adjustments(b)   Consolidated
                     --------        --------       --------------  --------------   ------------

Interest income    $   481,540      $     3,202      $  (309,333)        (3,202)      $   172,207
Interest expense       129,361             --            (81,846)        (3,202)           44,313
                   -----------      -----------      -----------    ------------      -----------
  Net interest
    income .....       352,179            3,202         (227,487)            --           127,894


Other revenue ..       160,240           82,900           34,309             --           277,449
Total revenue ..       512,419           86,102         (193,178)            --           405,343


Income before
    income taxes       173,672(c)        55,058(c)            --       (126,999)          101,731

Total assets ...   $ 9,777,687      $   138,076      $(6,762,272) $     802,841 (d)   $ 3,956,332


                                              Six Months Ended June 30,
                                                      2002
                                                      ----

                     Consumer
                      Lending       Enhancement      Securitization     Other
                     Products        Services        Adjustments(a) Adjustments(b)   Consolidated
                     --------        --------        -------------- --------------   ------------

Interest income    $ 1,036,499      $     2,386      $  (745,739)        (2,386)      $   290,760
Interest expense       171,737               --         (110,231)        (2,386)           59,120
                   -----------      -----------      -----------    ------------      -----------
  Net interest
    income .....       864,762            2,386         (635,508)            --           231,640


Other revenue ..       250,080          190,645           18,202             --           458,927
Total revenue ..     1,114,842          193,031         (617,306)            --           690,567


Income before
    income taxes       161,469(c)       119,567(c)            --       (254,862)           26,174

Total assets ...   $10,985,709      $   142,705      $(8,924,497) $    1,007,792(d)   $ 3,211,709


                                              Six Months Ended June 30,
                                                      2001
                                                      ----

                     Consumer
                      Lending       Enhancement     Securitization     Other
                     Products        Services       Adjustments(a)  Adjustments(b)    Consolidated
                     --------        --------       --------------  --------------    ------------

Interest income .  $   948,360      $     6,822      $  (606,424)         (6,822)      $   341,936
Interest expense.      273,291               --         (174,321)         (6,822)           92,148
                   -----------      -----------       -----------   ------------       -----------
  Net interest
    income ......      675,069            6,822         (432,103)             --           249,788


Other revenue ...      285,611          161,164           58,862              --           505,637
Total revenue ...      960,680          167,986         (373,241)             --           755,425

Income before
    income taxes
    and cumulative
    effect of
    accounting
    change.......      331,251(c)       109,737(c)           --         (248,127)          192,861

Total assets ....  $ 9,777,687      $   138,076      $(6,762,272)   $    802,841 (d)   $ 3,956,332


     (a) This column reflects adjustments to the Company's internal financial statements, which are prepared on a managed basis, to eliminate investors' interests in securitized loans.

     (b) The other adjustments column includes: intercompany eliminations and amounts not allocated to segments.

     (c) Income before income taxes (and cumulative effect of accounting change) includes intercompany commissions paid by the enhancement services segment to the consumer lending products segment for successful marketing efforts to consumer lending products credit card accountholders of $3.0 million for the three months ended June 30, 2002, $3.0 million for the three months ended June 30, 2001, $6.3 million for the six months ended June 30, 2002 and $6.2 million for the six months ended June 30, 2001.

     (d) Total assets include the assets attributable to corporate functions not allocated to operating segments and the removal of investors interests in securitized loans to present total assets on an owned basis.

NOTE 7 - SHAREHOLDERS' EQUITY


     On February 6, 2001, the Board of Directors authorized a share repurchase program of up to $200 million of our outstanding common stock over a period ending December 31, 2002. The amount of common shares we can repurchase in a calendar year is limited under various debt agreements. For the six months ended June 30, 2002, 2,720,100 common shares had been repurchased under the program for $33.0 million. Subsequent to June 30, 2002, we repurchased an additional 3,026,900 common shares for $10.8 million. In 2002, the Company may repurchase up to an additional $51 million of common shares.

     The purpose of the Metris Companies Inc. stock repurchase program is to purchase outstanding stock for later reissuance under its stock option and employee benefit plans or potential acquisition opportunities. During the first six months of 2002 and 2001, the Company issued 161,000 and 1,129,000 shares of common stock, respectively, under its employee benefit plans for net cash proceeds of $2.3 million and $20.6 million, respectively.



NOTE 8 - SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS


     We have various indirect subsidiaries which do not guarantee our debt. We have presented the following condensed consolidating financial statements of the Company, the guarantor subsidiaries and the non-guarantor subsidiaries to comply with SEC reporting requirements. We have not presented separate financial statements of the guarantor and non-guarantor subsidiaries because management has determined that the subsidiaries' financial statements would not be material to investors.



                              METRIS COMPANIES INC.
                    Supplemental Consolidating Balance Sheets
                                  June 30, 2002
                             (Dollars in thousands)
                                    Unaudited

                                            Metris Companies  Guarantor     Non-Guarantor
                                                  Inc.       Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  ----       ------------   ------------   ------------   ------------

Assets:
Cash and cash equivalents ................   $   157,238    $     1,978    $   739,405    $        --     $    898,621
Net retained interests in loans
   securitized ...........................            --             --        722,237             --          722,237
Credit card loans, net of allowance ......         2,252             --      1,029,293             --        1,031,545
Property and equipment, net ..............            --         71,913         34,497             --          106,410
Deferred income taxes ....................        (7,645)        12,451         28,091             --           32,897
Purchased portfolio premium ..............           248             --         78,347             --           78,595
Other receivables due from credit card
   securitizations, net...................             5             --        118,937             --          118,942
Other assets .............................         9,741         44,903        174,220         (6,402)         222,462
Investment in subsidiaries ...............     1,924,383      1,784,935             --     (3,709,318)              --
                                             -----------    -----------    -----------    ------------    -----------
Total assets .............................   $ 2,086,222    $ 1,916,180    $ 2,925,027    $(3,715,720)    $ 3,211,709
                                             ===========    ===========    ===========    ===========     ============

Liabilities:
Deposits .................................   $    (1,000)   $        --    $ 1,322,861    $        --     $ 1,321,861
Debt .....................................       346,371             67          9,619             --         356,057
Accounts payable .........................         5,673         17,568         88,638         (3,201)        108,678
Deferred income ..........................            36         23,086        178,065         (3,201)        197,986
Accrued expenses and other liabilities ...       608,896        (48,924)      (459,091)            --         100,881
                                             -----------    -----------    -----------    -----------     -----------
Total liabilities ........................       959,976         (8,203)     1,140,092         (6,402)      2,085,463
                                             -----------    -----------    -----------    -----------     -----------
Total stockholders' equity ...............     1,126,246      1,924,383      1,784,935     (3,709,318)      1,126,246
                                             -----------    -----------    -----------    -----------     -----------
Total liabilities and
    stockholders' equity..................   $ 2,086,222    $ 1,916,180    $ 2,925,027    $(3,715,720)    $ 3,211,709
                                             ===========    ===========    ===========    ===========     ===========




                              METRIS COMPANIES INC.
                    Supplemental Consolidating Balance Sheets
                                December 31, 2001
                             (Dollars in thousands)
                                    Unaudited

                                               Metris         Guarantor     Non-Guarantor
                                           Companies Inc.    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                           --------------    ------------   ------------   ------------   ------------

Assets:
Cash and cash equivalents ................   $    17,613    $     1,505    $   468,968    $        --      $   488,086
Net retained interests in loans
   securitized ...........................            --             --        726,156             --          726,156
Credit card loans, net of allowance ......         1,646             --      2,334,851             --        2,336,497
Property and equipment, net ..............            --         78,425         36,488             --          114,913
Deferred income taxes ....................       (31,921)         4,937         59,151             --           32,167
Purchased portfolio premium ..............           248             --         94,545             --           94,793
Other receivables due from credit card
   securitizations, net...................            34            644        179,190             --          179,868
Other assets .............................        10,145         50,794        201,525         (6,258)         256,206
Investment in subsidiaries ...............     1,900,528      1,745,701             --     (3,646,229)              --
                                             -----------    -----------    -----------    -----------      -----------
Total assets .............................   $ 1,898,293    $ 1,882,006    $ 4,100,874    $(3,652,487)     $ 4,228,686
                                             ===========    ===========    ===========    ===========      ===========

Liabilities:
Deposits .................................   $    (1,000)   $        --    $ 2,059,008    $        --      $ 2,058,008

Debt .....................................       345,924            171        301,809             --          647,904
Accounts payable .........................         3,070         15,461         68,073         (3,129)          83,475
Deferred income ..........................         3,270         30,615        184,275         (3,129)         215,031
Accrued expenses and other
    liabilities...........................       405,074        (64,769)      (257,992)            --           82,313

Total liabilities ........................       756,338        (18,522)     2,355,173         (6,258)       3,086,731
                                             -----------    -----------    -----------    -----------      -----------
Total stockholders' equity ...............     1,141,955      1,900,528      1,745,701     (3,646,229)       1,141,955
                                             -----------    -----------    -----------    -----------      -----------
Total liabilities and
    stockholders' equity .................   $ 1,898,293    $ 1,882,006    $ 4,100,874    $(3,652,487)     $ 4,228,686
                                             ===========    ===========    ===========    ===========      ===========



                              METRIS COMPANIES INC.
                 Supplemental Consolidating Statements of Income
                        Three Months Ended June 30, 2002
                             (Dollars in thousands)
                                    Unaudited


                                               Metris         Guarantor     Non-Guarantor
                                           Companies Inc.    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                           --------------    ------------   ------------   ------------   ------------

Net Interest (Expense)
    Income ...............................   $  (3,017)     $       157     $ 113,133      $        --      $ 110,273

Provision for loan losses ................        (797)              --        91,502               --         90,705
                                              ---------        ---------    ---------      -----------      ---------

Net Interest (Expense)
    Income After Provision
    for Loan Losses.......................       (2,220)            157        21,631               --         19,568
                                              ---------        ---------    ---------      -----------      ---------

Other Operating Income:
Net securitization and
    credit card servicing
    income................................          793              --       (23,409)              --        (22,616)

Credit card fees,
    interchange and other
    credit card income....................       (2,381)           5,796       (9,882)          64,734         58,267
Enhancement services
    revenues..............................           --            2,663       92,986               --         95,649

Intercompany allocations .................           41           72,194       15,126          (87,361)            --
                                              ---------        ---------    ---------      -----------      ---------
                                                 (1,547)          80,653       74,821          (22,627)       131,300
                                              ---------        ---------    ---------      -----------      ---------

Other Operating Expense:
Credit card account
    and other product
    solicitation and
    marketing expenses....................           --            4,594       51,653              (54)        56,193
Employee compensation ....................       (1,505)          45,753       10,117               --         54,365
Data processing services
    and communications ...................           13          (23,809)      43,019            1,572         20,795
Enhancement services claims
    expense...............................           --              444       15,473               --         15,917
Credit card fraud losses .................          135               --        2,818               --          2,953
Purchased portfolio premium
    amortization .........................           --               --       11,938           (4,195)         7,743
Other ....................................         (153)          48,261        9,680           (6,230)        51,558
Intercompany allocations .................          555           23,510       63,296          (87,361)            --
                                              ---------        ---------    ---------      -----------      ---------
                                                   (955)          98,753      207,994          (96,268)       209,524
                                              ---------        ---------    ---------      -----------      ---------
Loss Before Income Taxes
    and Equity in Income of
    Subsidiaries..........................       (2,812)         (17,943)    (111,542)          73,641        (58,656)
Income taxes .............................       (1,134)          (7,003)     (42,116)          27,971        (22,282)
Equity in income
    of subsidiaries.......................      (34,696)         (69,426)          --          104,122             --
                                              ---------        ---------   ----------      -----------      ---------
Net Loss .................................    $ (36,374)       $ (80,366)  $  (69,426)     $   149,792      $ (36,374)
                                              =========        =========   ==========      ===========      =========





                              METRIS COMPANIES INC.
                 Supplemental Consolidating Statements of Income
                        Three Months Ended June 30, 2001
                             (Dollars in thousands)
                                    Unaudited

                                               Metris         Guarantor     Non-Guarantor
                                           Companies Inc.    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                           --------------    ------------   ------------   ------------   ------------
Net Interest (Expense)
    Income...............................     $ (25,386)       $  (2,162)   $ 155,442      $        --      $ 127,894

Provision for loan losses ...............         1,013               --      113,669               --        114,682
                                              ---------        ---------     ---------     -----------      ---------

Net Interest Expense After
    Provision for Loan Losses............       (26,399)          (2,162)      41,773              --          13,212
                                              ---------        ---------    ---------      ----------       ---------

Other Operating Income:
Net securitization and
    credit card servicing
    income...............................         2,378               --      117,334              --        119,712

Credit card fees,
    interchange and other
    credit card income...................        (1,562)          16,085       60,314              --         74,837
Enhancement services
    revenues.............................            --           14,083       68,817              --         82,900
                                              ---------        ---------    ---------       ---------      ---------
                                                    816           30,168      246,465              --        277,449
                                              ---------        ---------    ---------       ---------      ---------

Other Operating Expense:
Credit card account and
    other product
    solicitation and
    marketing expenses                               --           4,364       47,117               --         51,481
Employee compensation ..................            342          53,815        1,958               --         56,115
Data processing services
    and communications .................              2         (22,399)      44,538               --         22,141
Enhancement services claims
    expense.............................             --             323        7,927               --          8,250
Credit card fraud losses ...............             --              --        2,200               --          2,200
Purchased portfolio premium
    amortization........................             --              --        7,418               --          7,418
Other ..................................             52          25,825       15,448               --         41,325
                                              ---------       ---------    ---------        ---------      ---------
                                                    396          61,928      126,606               --        188,930
                                              ---------       ---------    ---------        ---------      ---------
(Loss) Income Before Income
    Taxes and Equity in
    Income of Subsidiaries..............        (25,979)        (33,922)     161,632               --        101,731
Income taxes ...........................         (9,881)        (13,940)      62,784               --         38,963
Equity in income of
    subsidiaries........................         78,866          98,848           --         (177,714)            --
                                              ---------       ---------    ---------        ---------      ---------
Net Income .............................      $  62,768       $  78,866    $  98,848        $(177,714)     $  62,768
                                              =========       =========    =========        =========      =========




                              METRIS COMPANIES INC.
                 Supplemental Consolidating Statements of Income
                         Six Months Ended June 30, 2002
                             (Dollars in thousands)
                                    Unaudited


                                               Metris         Guarantor     Non-Guarantor
                                           Companies Inc.    Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                           --------------    ------------   ------------    ------------  ------------

Net Interest (Expense)
   Income ..............................     $  (8,499)       $  (1,016)    $ 241,155       $      --      $ 231,640

Provision for loan losses ..............          (732)              --       231,213          50,000        280,481
                                             ---------        ---------     ---------       ---------      ---------

Net Interest (Expense)
    Income After Provision
    for Loan Losses.....................        (7,767)          (1,016)        9,942         (50,000)       (48,841)
                                             ---------        ---------     ---------       ---------      ---------

Other Operating Income:
Net securitization and
    credit card servicing
    income...............................        3,171               --       133,737              --        136,908

Credit card fees,
    interchange and other
    credit card income...................       (4,460)          13,719       121,827             288        131,374
Enhancement services
    revenues.............................           --           18,826       171,819              --        190,645

Intercompany allocations ................           71          125,267        24,787        (150,125)            --
                                             ---------        ---------     ---------       ---------      ---------
                                                (1,218)         157,812       452,170        (149,837)       458,927
                                             ---------        ---------     ---------       ---------      ---------

Other Operating Expense:
Credit card account and
    other product
    solicitation and
    marketing expenses....................          --            7,823        88,976             (54)        96,745
Employee compensation ....................      (1,101)          94,921        17,093              --        110,913
Data processing services
    and communications ...................          36          (43,371)       88,230          (1,794)        43,101
Enhancement services claims
    expense...............................          --              (69)       27,193              --         27,124
Credit card fraud losses .................         127               --         5,054              --          5,181
Purchased portfolio premium
    amortization .........................          --               --        22,382          (6,184)        16,198
Other ....................................        (110)          74,609        18,341          (8,190)        84,650
Intercompany allocations .................          46           41,588       108,491        (150,125)            --
                                             ---------        ---------     ---------       ---------      ---------
                                                (1,002)         175,501       375,760        (166,347)       383,912
                                             ---------        ---------     ---------       ---------      ---------
(Loss) Income Before Income
    Taxes and Equity in
    Income of Subsidiaries................      (7,983)         (18,705)       86,352         (33,490)        26,174

Income taxes .............................      (3,114)          (7,295)       33,677         (13,060)        10,208
Equity in income of
    subsidiaries..........................      20,835           52,675            --         (73,510)            --
                                             ---------        ---------     ---------       ---------      ---------
Net Income ...............................   $  15,966        $  41,265     $  52,675       $ (93,940)     $  15,966
                                             =========        =========     =========       =========      =========



                              METRIS COMPANIES INC.
                 Supplemental Consolidating Statements of Income
                         Six Months Ended June 30, 2001
                             (Dollars in thousands)
                                    Unaudited


                                                Metris        Guarantor     Non-Guarantor
                                           Companies Inc.    Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                           --------------    ------------   ------------    ------------  ------------

Net Interest (Expense)
    Income................................   $ (60,937)       $  (3,592)   $   314,317     $       --      $ 249,788

Provision for loan losses ................       1,217               --        201,194             --        202,411
                                             ---------        ---------    -----------     ----------      ---------

Net Interest (Expense)
    Income After
    Provision for Loan Losses.............     (62,154)          (3,592)       113,123             --         47,377
                                             ---------        ---------    -----------     ----------      ---------

Other Operating Income:
Net securitization and
    credit card servicing
    income.................................      4,756               --        202,048             --        206,804

Credit card fees,
    interchange and other
    credit card income.....................     (2,851)           9,297        131,223             --        137,669
Enhancement services
    revenues...............................         --           31,201        129,963             --        161,164
                                             ---------        ---------    -----------     ----------      ---------
                                                 1,905           40,498        463,234             --        505,637
                                             ---------        ---------    -----------     ----------      ---------

Other Operating Expense:
Credit card account and
    other product
    solicitation and
    marketing expenses.....................         --           10,484         81,762             --         92,246
Employee compensation .....................        342           97,226         13,283             --        110,851
Data processing services
    and communications ....................          2          (52,932)        97,450             --         44,520
Enhancement services claims
    expense................................         --              490         14,439             --         14,929
Credit card fraud losses ..................         --               --          4,851             --          4,851
Purchased portfolio premium
 amortization .............................         --               --         15,246             --         15,246
Other .....................................         90           44,287         33,133             --         77,510
                                             ---------        ---------    -----------     ----------      ---------
                                                   434           99,555        260,164             --        360,153
                                             ---------        ---------    -----------     ----------      ---------
(Loss) Income Before Income
    Taxes, Equity in Income
    of Subsidiaries and
    Cumulative Effect of
    Accounting Change......................    (60,683)         (62,649)       316,193             --       192,861

Income taxes ..............................    (23,242)         (25,910)       123,200             --        74,048
Equity in income of
    subsidiaries...........................    141,755          178,494             --       (320,249)           --
                                             ---------        ---------    -----------     ----------      --------
Income Before Cumulative
    Effect of Accounting
    Change.................................    104,314          141,755        192,993       (320,249)      118,813
Cumulative effect of
    accounting change, net ................         --               --         14,499             --        14,499
                                             ---------        ---------    -----------     ----------      --------
Net Income ................................  $ 104,314        $ 141,755    $   178,494     $ (320,249)     $104,314
                                             =========        =========    ===========     ==========      ========





                              METRIS COMPANIES INC.
          Supplemental Condensed Consolidating Statements of Cash Flows
                         Six Months Ended June 30, 2002
                             (Dollars in thousands)
                                    Unaudited

                                                        Metris       Guarantor     Non-Guarantor
                                                    Companies Inc.  Subsidiaries   Subsidiaries    Eliminations     Consolidated
                                                    --------------  ------------   ------------    ------------     ------------

Operating Activities:
Net cash provided by operating activities ......... $   195,384    $    62,602    $   488,923      $   (93,940)   $      652,969
                                                    -----------    -----------    -----------      -----------    --------------

Investing Activities:
Net proceeds from sales and repayments of
   securitized loans ..............................          --             --       (202,787)              --          (202,787)
Net loans originated or collected .................         235             --      1,024,236               --         1,024,471
(Additions to) dispositions of property
    and equipment..................................          --         (5,381)         1,843               --            (3,538)
Investment in subsidiaries ........................     (23,855)       (39,234)            --           63,089                --
                                                    -----------    -----------    -----------      -----------    --------------
Net cash (used in) provided by investing
    activities.....................................     (23,620)       (44,615)       823,292           63,089           818,146
                                                    -----------    -----------    -----------      -----------    --------------

Financing Activities:
Net increase (decrease) in debt ...................         447           (104)      (292,190)              --          (291,847)
Net decrease in deposits ..........................          --             --       (736,147)              --          (736,147)
Cash dividends paid ...............................      (1,892)            --             --               --            (1,892)
Issuance of common stock ..........................       2,257             --             --               --             2,257
Repurchase of common stock ........................     (32,951)            --             --               --           (32,951)
Capital contributions .............................          --        (17,410)       (13,441)          30,851                --
                                                    -----------    -----------    -----------      -----------    --------------
Net cash used in financing activities .............     (32,139)       (17,514)    (1,041,778)          30,851        (1,060,580)
                                                    -----------    -----------    -----------      -----------    --------------
Net increase in cash and cash equivalents .........     139,625            473        270,437               --           410,535
Cash and cash equivalents at beginning of
   period .........................................      17,613          1,505        468,968               --           488,086
                                                    -----------    -----------    -----------      -----------    --------------
Cash and cash equivalents at end of
   period.......................................... $   157,238    $     1,978    $   739,405      $        --    $      898,621
                                                    ===========    ===========    ===========      ===========    ==============



                              METRIS COMPANIES INC.
          Supplemental Condensed Consolidating Statements of Cash Flows
                         Six Months Ended June 30, 2001
                             (Dollars in thousands)
                                    Unaudited

                                                        Metris        Guarantor   Non-Guarantor
                                                    Companies Inc.  Subsidiaries  Subsidiaries    Eliminations     Consolidated
                                                    --------------  ------------  ------------    ------------     ------------

Operating Activities:
Net cash provided by operating activities ......... $    151,145   $   183,268    $   323,858      $  (332,400)    $     325,871
                                                    ------------   -----------    -----------      -----------     -------------


Investing Activities:
Net proceeds from sales and repayments of
   securitized loans ..............................         545            --        954,046                --           954,591
Net loans originated or collected .................     (57,761)           --     (1,143,165)               --        (1,200,926)
(Additions to) dispositions of
   property and equipment..........................          --       (14,636)        10,645                --            (3,991)
Investment in subsidiaries ........................    (176,900)     (213,497)            --           390,397                --
                                                    ------------   -----------    -----------      -----------     -------------

Net cash used in investing activities .............    (234,116)     (228,133)      (178,474)          390,397          (250,326)
                                                    ------------   -----------    -----------      -----------     -------------
Financing Activities:
Net increase (decrease) in debt ...................         446           (3)           (172)               --               271
Net increase in deposits ..........................        --             --          68,746                --            68,746
Cash dividends paid ...............................      (1,847)          --              --                --            (1,847)
Issuance of common stock ..........................      21,228           --              --                --            21,228
Capital contributions .............................          --       35,145          22,852           (57,997)               --
                                                    ------------   -----------    -----------      -----------     -------------
Net cash provided by financing activities .........      19,827       35,142          91,426           (57,997)           88,398
                                                    ------------   -----------    -----------      -----------     -------------
Net increase (decrease) in cash and cash
    equivalents....................................     (63,144)      (9,723)        236,810                --           163,943
Cash and cash equivalents at beginning of
    period.........................................      64,869       10,658         445,913                --           521,440
                                                    ------------   -----------    -----------      -----------     -------------
Cash and cash equivalents at end of
    period......................................... $     1,725    $     935      $  682,723       $        --     $     685,383
                                                    ============   ===========    ===========      ===========     =============


ITEM 2.
                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"), which may be referred to as "we," "us," "our" and the "Company." You should read this discussion along with the following documents for a full understanding of our financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001; and our Proxy Statement for the 2002 Annual Meeting of Shareholders. In addition, you should read this discussion along with our quarterly report on Form 10-Q for the period ended June 30, 2002, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.


Results of Operations


     Net loss for the three months ended June 30, 2002 was $36.4 million, compared to net income of $62.8 million for the second quarter of 2001. Diluted loss per share for the three months ended June 30, 2002 was $0.74 compared to diluted earnings per share of $0.69 for the second quarter of 2001. The decrease in net income is primarily due to a decrease in net securitization and credit card servicing income, increased marketing expenses, increased enhancement services claims expense and a one-time charge of $10 million associated with a write-down of portfolios of charged-off loans purchased in 2001 and 2000. The decrease in the net securitization revenue relates to the estimated required valuation allowance for the retained interests in loans securitized as of June 30, 2002. Increased net charge-offs, increased delinquency rates and the current economic environment were some of the factors considered by management in determining the necessary balance in the valuation allowance for the retained interests. Enhancement services revenue increased 15% to $95.6 million for the second quarter of 2002 compared to the same period in 2001. This increase was primarily due to development of new third-party relationships and the creation of new products.

     Net income for the six months ended June 30, 2002 was $16.0 million, down from $104.3 million for the first six months of 2001. Net income reported for the six-month period ended June 30, 2001 includes $14.5 million of a cumulative effect of accounting change described below. Without this item, reported earnings would have been $118.8 million for the six-month period ended June 30, 2001. Diluted loss per share for the six months ended June 30, 2002 was $0.04 compared to diluted earnings per share of $1.05 for the same period in 2001. Without the impact of the cumulative effect of accounting change, diluted earnings per share would have been $1.20 for the six months ended June 30, 2001. The $102.8 million decrease in net income before cumulative effect of accounting change primarily relates to a $69.9 million reduction in net securitization and credit card servicing income, a $78.1 million increase in provision for loan losses and a $23.8 million increase in operating expenses. This was partially offset by enhancement services revenue increasing 18% to $190.6 million for the six months ended June 30, 2002 compared to the same period in 2001.

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

Allowance for loan losses

     We maintain an allowance for loan losses sufficient to cover anticipated probable loan losses inherent in the credit card loan portfolio as of the balance sheet date. The allowance is based on management's consideration of all relevant factors including management's own assessment of applicable economic and seasonal trends. In addition, we have incorporated updated regulatory guidance regarding analysis and documentation for the allowance for loan losses.

     We segment the loan portfolio into several individual static pools with similar credit risk and time since solicitation (vintage pools), and estimate (based on historical experience and existing environmental conditions) the dollar amount of loans in each 30-day delinquency bucket that will not be collected and, therefore, will "roll" into the next 30-day bucket, (measured at month end) and ultimately to charge-off. We then aggregate these pools into prime and sub-prime portfolios based on the prescribed FICO score cuts and into several other groups such as credit counseling and payment alternative receivables. We separately analyze the reserve requirement on each of these groups or portfolios. We then continually evaluate the homogenous static risk pools using a roll rate model which uses historical delinquency levels and pay-down levels (12 months of historical data, with significant influence given to last six month's performance to capture current economic and seasonal trends), loan seasoning and other measures of asset quality to estimate charge-offs for both credit loss and bankruptcy losses.

     Additionally, in evaluating the adequacy of the loan loss reserves, we consider several subjective factors which may be overlaid into the credit risk roll-rate model in determining the ultimate loan loss reserve necessary to each reporting period, including:

o national and economic trends and business conditions, including the condition of various market segments;
o changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery, as well as in the experience, ability and depth of lending management and staff;
o trends in volume and the product pricing of accounts, including any concentrations of credit; and
o impacts from external factors, such as changes in competition, and legal and regulatory requirements, on the level of estimated credit losses in the current portfolio.

     We reflect these factors in financial projections that we prepare to estimate future charge-offs in the portfolio. We use those projections to support the amount of the allowance for loan losses as of the balance sheet date. Significant changes in these factors could impact our financial projections and thereby affect the adequacy of our allowance for loan losses.

Retained interest

     The Company determines the fair value of the net retained interests by calculating the present value of future expected cash flows using management's best estimate of key assumptions including credit losses, weighted-average spreads, payment rates and a discount rate commensurate with the risks involved.

     For purposes of determining the value of the retained interests, we have included only cash flows associated with the excess spread and principal receivables included in the retained interests as of the balance sheet date. We have not included certain expected finance charge receivable cash flows in our calculation.

     The significant assumptions used for estimating the fair value of the retained interest in loans securitized are as follows:


                                                         June 30,   December 31,
                                                           2002        2001
                                                           ----        ----


Annual discount rate (1)...........................         15%          15%
Monthly payment rate .............................           6%           7%
Weighted-average spread (2) ......................          21%          20%
Annual principal and finance charge default rate..          20%          18%


(1) If we had included all expected finance charge receivable cash flows, our effective discount rate would have ranged from 35% to 45%.

(2) Includes finance charges, late fees and overlimit fees, less weighted-average cost of funds and 2% servicing fee.

Deferred acquisition costs

     We defer direct credit card origination costs associated with successful credit card solicitations that we incur in transactions with independent third parties, and certain other costs that we incur in connection with loan underwriting and the preparation and processing of loan documents. We also defer qualifying acquisition costs associated with our enhancement services products. These costs, which relate directly to membership solicitations (direct response advertising costs), principally include postage, printing, mailings and telemarketing costs. The total amount of deferred costs as of June 30, 2002 and December 31, 2001 were $91.8 million and $89.5 million, respectively. The most significant assumption we used in determining the realizability of these deferred costs is future revenues from our credit cards and enhancement services products. A significant reduction in revenues could have a material impact on the values of these balances.

Deferred revenue on Enhancement Services products


     Direct Merchants Bank offers various debt waiver products to its credit card accountholders. Revenue for such products is recognized in the month following completion of the cancellation period, and reserves are provided for pending claims based on Direct Merchants Bank's historical experience with settlement of such claims. Unearned revenues and reserves for pending claims are recorded as "Deferred income" and "Accrued expenses and other liabilities," respectively. We record fees on membership programs as deferred income upon acceptance of membership and amortize them on a straight-line basis over the membership period beginning after the contractual cancellation period is complete. We defer and recognize extended service plan revenues and the incremental direct acquisition costs on a straight-line basis over the life of the related extended service plan contracts beginning after the expiration of any manufacturers' warranty coverage.



Table 1: Analysis of Average Balances, Interest and Average Yields and Rates

(Dollars in thousands)
                                                       Three Months Ended June 30,
                                                2002                                  2001
                               ------------------------------------------------------------------------
                                  Average                   Yield/        Average                 Yield/
                                  Balance      Interest     Rate          Balance     Interest     Rate
                                  -------      --------     ----          -------     --------     ----

Assets:
Interest-earning assets:
Federal funds sold ...........  $    28,222   $       110    1.6%      $    31,013   $       329    4.3%
Short-term investments .......      477,642         2,359    2.0%          256,878         3,176    5.0%
Credit card loans and
 retained interests in loans
 securitized .................    3,303,923       134,759   16.4%        3,477,274       168,702   19.5%
                                -----------   -----------   ----       -----------   -----------   ----
Total interest-earning assets   $ 3,809,787   $   137,228   14.4%      $ 3,765,165   $   172,207   18.3%
Other assets .................      658,441            --     --           831,526            --     --
Allowances for loan
 losses and retained interests
 valuation allowance .........     (997,311)           --     --          (808,087)           --     --
                                -----------                            -----------

Total assets .................  $ 3,470,917            --     --       $ 3,788,604            --     --
                                ===========                            ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits .....................  $ 1,518,104   $    18,335    4.8%      $ 2,061,761   $    32,936    6.4%
Debt .........................      356,693         8,620    9.7%          360,910        11,377   12.6%
                                -----------   -----------   ----       -----------   -----------   ----
Total interest-bearing
   liabilities ...............  $ 1,874,797   $    26,955    5.8%      $ 2,422,671   $    44,313    7.3%
Other liabilities ............      437,118            --     --           394,004            --     --
                                -----------                            -----------
Total liabilities ............    2,311,915            --     --         2,816,675            --     --
Stockholders' equity .........    1,159,002            --     --           971,929            --     --
                                -----------                            -----------
Total liabilities and equity..  $ 3,470,917            --     --       $ 3,788,604            --     --
                                ===========                            ===========

Net interest income and
   interest margin (1) .......           --   $   110,273   11.6%               --   $   127,894   13.6%
Net interest rate spread (2)..           --            --    8.6%               --            --   11.0%
Return on average assets .....           --            --   (4.2%)              --            --    6.6%
Return on average total
   equity ....................           --            --  (12.6%)             --            --    25.9%


(1) We compute net interest margin by dividing annualized net interest income by average total interest-earning assets.

(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

     Net increase income decreased from $127.9 million for the three months ended June 30, 2001 to $110.3 million for the three months ended June 30, 2002. The decrease primarily relates to a decrease in the yield on credit card loans and retained interests in loans securitized from 19.5% to 16.4% partially offset by a rate decrease on interest-bearing liabilities from 7.3% for the three months ended June 30, 2001 to 5.8% for the three months ended June 30, 2002.



Table 1: Analysis of Average Balances, Interest and Average Yields and Rates (cont'd)

(Dollars in thousands)
                                                       Six Months Ended June 30,
                                                 2002                                  2001
                               ------------------------------------------------------------------------
                                  Average                    Yield/       Average                 Yield/
                                  Balance      Interest      Rate         Balance     Interest     Rate
                                  -------      --------      ----         -------     --------     ----

Assets:
Interest-earning assets:
Federal funds sold ...........  $    28,326   $       224    1.6%      $    97,425   $     2,640   5.5%
Short-term investments .......      375,204         3,563    1.9%          268,564         7,072   5.3%
Credit card loans and
 retained interests in loans
 securitized .................    3,594,325       286,973   16.1%        3,410,745       332,224  19.6%
                                -----------   -----------   ----       -----------   -----------  ----
Total interest-earning assets   $ 3,997,855   $   290,760   14.7%      $ 3,776,734   $   341,936  18.3%
Other assets .................      708,540            --     --           818,830            --    --
Allowances for loan
 losses and retained interests
 valuation allowance .........     (992,463)           --     --          (794,649)           --    --
                                -----------                            -----------

Total assets .................  $ 3,713,932            --     --       $ 3,800,915            --    --
                                ===========                            ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits .....................  $ 1,722,869   $    41,988    4.9%      $ 2,095,898   $    69,559   6.7%
Debt .........................      403,824        17,132    8.6%          360,954        22,589  12.6%
                                -----------   -----------   ----       -----------   -----------  ----
Total interest-bearing
   liabilities ...............  $ 2,126,693   $    59,120    5.6%      $ 2,456,852   $    92,148   7.6%
Other liabilities ............      430,540            --     --           403,547            --    --
                                -----------                            -----------
Total liabilities ............    2,557,233            --     --         2,860,399            --    --
Stockholders' equity .........    1,156,699            --     --           940,516            --    --
                                -----------                            -----------
Total liabilities and equity..  $ 3,713,932            --     --       $ 3,800,915            --    --
                                ===========                            ===========
Net interest income and
   interest margin (1) .......           --   $   231,640   11.7%               --   $   249,788  13.3%
Net interest rate spread (2)..           --            --    9.1%             --              --  10.7%
Return on average assets (3) .           --            --    0.9%             --              --   6.3%
Return on average total
   equity (3) ................           --            --    2.8%             --              --  25.5%


(1) We compute net interest margin by dividing annualized net interest income by average total interest-earning assets.

(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

(3) Amounts for the six-month period ended June 30, 2001 are shown before the cumulative effect of accounting change.

     Net increase income decreased from $249.8 million for the six months ended June 30, 2001 to $231.6 million for the six months ended June 30, 2002. The decrease primarily relates to a decrease in the yield on credit card loans and retained interests in loans securitized from 19.6% to 16.1% partially offset by a rate decrease on interest-bearing liabilities from 7.6% for the six months ended June 30, 2001 to 5.6% for the six months ended June 30, 2002.

Other Operating Income


     Other operating income contributes substantially to our results of operations, representing 54% and 66% of revenues for the three- and six-month periods ended June 30, 2002, and 68% and 67% for the same periods in 2001, respectively.

     Other operating income decreased $146.1 million and $46.7 million for the three- and six-month periods ended June 30, 2002 compared to the same periods in 2001. These decreases are primarily due to the decrease in net securitization and credit card servicing income. For the three- and six-month periods ended June 30, 2002, net securitization and credit card servicing income decreased $142.3 million and $69.9 million, respectively, from the comparable periods in 2001. These decreases reflect increases to the valuation allowance made in the first six months of 2002 due to higher projected default rates.

     Credit card fees, interchange and other credit card income decreased $16.6 million and $6.3 million for the three- and six- month periods ended June 30, 2002 compared to the same periods in 2001. The decrease in credit card fees, interchange and other credit card income is due to lower lower sales volume, lower late fees and lower overlimit fee income. The decrease in late fees reflects lower delinquencies, while the decrease in overlimit fees reflects tightened criteria in authorizing customers to exceed credit line limits.

     Enhancement services revenues increased by $12.7 million and $29.5 million for the three- and six-month periods ended June 30, 2002. These increases reflect higher credit protection revenue due to increased receivables and higher sales of our debt waiver products, as well as the increase in membership program revenues resulting from additional product offers to third-party cardholders.


Other Operating Expense

     Total other operating expenses for the three- and six-month periods ended June 30, 2002 increased $20.6 million and $23.8 million over the comparable periods in 2001, largely due to costs associated with the growth of our business activities. Credit card account and other product solicitation and marketing expenses increased $4.7 million and $4.5 million over the comparable periods in 2001, largely due to increased costs associated with our credit card marketing activity which resulted in over 400,000 new credit card accounts and 1.5 million new enhancement services relationships during the first six months of 2002. The increase in enhancement services claims expenses primarily reflects higher claims paid on death benefits as well as an increase in our estimate of unreported claims as of the balance sheet date. Other expenses increased $10.2 million and $7.1 million for the three- and six-month periods ended June 30, 2002 due to the one-time charge of $10 million associated with a write-down of portfolios of charged-off loans purchased in 2001 and 2000.

Asset Quality


     Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card account portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts. At June 30, 2002, 63% of our outstanding receivables balance were from credit card accounts that have been with us in excess of two years, and 38% of outstanding receivables were with us in excess of four years.


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

Delinquencies


     Delinquencies not only have the potential to affect earnings in the form of net loan losses, but they are also costly in terms of the personnel and other resources dedicated to their resolution. It is our policy to continue to accrue interest and fee income on all credit card accounts until we charge off the credit card account, except in limited circumstances. FFIEC (Federal Financial Institutions Examination Council) guidelines with respect to credit card issuers permit the re-aging of past due accounts to current status only after receiving the equivalent of three minimum payments or one lump sum equivalent. Furthermore, accounts can only be re-aged to current once every twelve months and two times every 5 years. Table 2 presents the delinquency trends of our credit card loan portfolio.



Table 2: Loan Delinquency

(Dollars in thousands)
                          June 30,     % of    December 31,  % of     June 30,     % of
                            2002       Total      2001       Total      2001       Total
                            ----       -----      ----       -----      ----       -----

Loans outstanding....    $1,306,824     100%   $2,746,656     100%   $2,312,652     100%
Loans contractually
delinquent:
     30 to 59 days....       41,382     3.2%       87,603     3.2%       60,315     2.6%
     60 to 89 days....       35,161     2.7%       66,647     2.4%       47,167     2.0%
     90 or more days..       72,360     5.5%      125,961     4.6%       89,764     3.9%
                         ----------   -----    ----------   -----    ----------   -----
       Total .......     $  148,903    11.4%   $  280,211    10.2%   $  197,246     8.5%
                         ==========   =====    ==========   =====    ==========   =====


     The 290 basis point increase in the delinquency rates over June 30, 2001 primarily reflects various factors, including a deterioration in the economy, seasoning in the loan portfolio and the impact of our 2001 credit line increase program. The credit line increase program added pressure to some of our customers due to increased average outstanding balances, which require higher monthly payments. This, along with a deteriorating economy, has put pressure on our collections efforts, resulting in higher delinquencies.

     Net Charge-Offs


     Net charge-offs are the principal amount of losses from credit card accountholders unwilling or unable to make minimum payments, bankrupt credit card accountholders and deceased credit card accountholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged against the related income at the time of charge-off. The following table presents our net charge-offs for the periods indicated as reported in the consolidated financial statements.


Table 3: Net Charge-offs

(Dollars in thousands)
                                           Three Months Ended             Six Months Ended
                                                June 30,                      June 30,
                                                --------                      --------
                                           2002           2001           2002           2001
                                           ----           ----           ----           ----

Average credit card loans ..........    $1,478,108     $1,548,810     $1,763,765     $1,424,470
Net charge-offs ....................        85,099         60,160        168,777        108,269
Net charge-off ratio ...............          23.1%          15.6%          19.3%          15.3%
                                        ==========     ==========     ==========     ==========


     The increase in charge off ratios for the three- and six-month periods ended June 30, 2002 primarily reflects a slowdown in loan growth, deterioration in the economy and the 2001 credit line increase program.

Provision and Allowance for Loan Losses


     We make provisions for loan losses in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future loan losses, net of recoveries, inherent in the loan portfolio.

     The economy has slowed down significantly over the last year, exacerbated by the terrorist attacks on September 11, 2001. Also, our 2001 credit line increase program added pressure to some of our customers due to increased average outstanding balances which require higher monthly payments. This, along with a deteriorating economy, has put pressure on our collection efforts, resulting in higher delinquincies. This changing environment has caused our delinquencies and losses to increase from prior years' levels. Some of the actions we are taking to mitigate this slowdown include expanding our collections strategies to aggressively address any potential delinquency increases and using our recovery staff to work on precharge-off receivables. We also leverage debt forbearance programs and credit counseling services for qualifying credit card accountholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees and other incentives to induce the customer to continue making payments. The amount of customer receivables in debt forbearance programs was $71.8 million or 5% of credit card loans as of June 30, 2002, compared with $129.9 million or 5% of credit card loans as of December 31, 2001. All delinquent receivables in debt forbearance programs are included in Table 2.

     The provision for loan losses was $90.7 million and $280.5 million for the three- and six-month periods ended June 30, 2002, compared to $114.7 million and $202.4 million for the same periods in 2001. The ratio of allowance for loan losses to period-end loans was 21.1% at June 30, 2002, compared to 14.9% at December 31, 2001. The allowance for loan losses as a percentage of 30-day plus receivables was 184.9% at June 30, 2002 and 146.4% at December 31, 2001.

Retained Interest Valuation

     We record a valuation allowance to reduce the contractual value of the retained interests in loans securitized to fair value. The following summarizes our net retained interests as of June 30, 2002, December 31, 2001, June 30, 2001 and December 31, 2000.


                                                                  June 30,                              December 31,
                                                                    2002               Change                2001
                                                                    ----               ------                ----
     Gross retained interests..........................      $      1,466,442     $      202,787   $        1,263,655
     Valuation allowance...............................              (744,205)          (206,706)            (537,499)
                                                             ----------------     --------------   ------------------

     Net retained interest.............................      $        722,237     $       (3,919)  $          726,156
                                                             ================     ===============  ==================



                                                                  June 30,                                  December 31,
                                                                    2001              Change                    2000
                                                                    ----              ------                    ----
     Gross retained interests..........................      $      1,069,090     $       (954,591)  $        2,023,681
     Valuation allowance...............................              (568,084)              72,768             (640,852)
                                                             ----------------     ----------------   ------------------
     Net retained interest.............................      $        501,006     $       (881,823)  $        1,382,829
                                                             ================     ================   ==================


     Gross retained interests in loans securitized increased $202.8 million to $1.5 billion as of June 30, 2002, compared to $1.3 billion as of December 31, 2001. The increase is due to the sale of approximately $1.6 billion of receivables from Direct Merchants Bank to the Master Trust during the six months ended June 30, 2002. The $954.6 million decrease in gross retained interests during the six months ended June 30, 2001 was primarily due to the maturity of a securitization that was accounted for as a sale under SFAS 140. As a result, approximately $855 million of receivables that were classified as retained interests in loans securitized as of December 31, 2000 were classified as credit card loans as of June 30, 2001. During the six months ended June 30, 2002 the valuation allowance increased by $206.7 million primariy due to the higher gross retained interests and slightly narrowing excess spreads in the Master Trust due to increasing default rates. The weighted-average spread less default rate was 1% as of June 30, 2002, compared to 2% as of December 31, 2001. The $72.8 million primarily reflects lower gross retained interests.

Balance Sheet Analysis

     Cash and Cash Equivalents

     Cash and cash equivalents were $898.6 million as of June 30, 2002, compared to $488.1 million as of December 31, 2001. The $410.5 million increase is due to the Company's decision to maintain a high level of liquidity in the current environment.

     Credit Card Loans

     Credit card loans were $1.3 billion as of June 30, 2002, compared to $2.7 billion as of December 31, 2001. The $1.4 billion decrease is primarily a result of the transfer of $1.6 billion of receivables from Direct Merchants Bank to the Master Trust.

     Deferred Tax Asset

     Total deferred tax asset increased to $32.9 million as of June 30, 2002 from $32.2 million as of December 31, 2001. The increase is the result of various timing differences between accounting principles generally accepted in the United States of America and tax accounting.

     Deposits

     Deposits decreased $736.1 million to $1.3 billion as of June 30, 2002, compared to $2.1 billion as of December 31, 2001. The decrease relates to a shift in funding from deposits to off-balance sheet asset-backed securitizations.

     Debt

     Debt decreased to $356.1 million as of June 30, 2002 from $647.9 million as of December 31, 2001 due to the paydown of a warehouse financing arrangement entered into by Direct Merchants Bank in June 2001 that was accounted for as a collateralized financing.

     Deferred Income

     Deferred income decreased $17.0 million to $198.0 million as of June 30, 2002 compared to $215.0 million as of December 31, 2001. The decrease primarily relates to our shift from annual-billed to monthly-billed products.

     Stockholders' Equity

     Stockholders' equity was $1.1 billion as of June 30, 2002, a decrease of $15.7 million from December 31, 2001. The decrease results from $33.0 million of stock repurchases under our stock repurchase program in 2002 partially offset by current year earnings.


Liquidity, Funding and Capital Resources


     One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Liquidity management is a dynamic process, affected by changes in the characteristics of our assets and liabilities and short- and long-term interest rates. We use a variety of financing sources to manage liquidity, refunding, and interest rate risks. Table 4 summarizes our funding and liquidity as of June 30, 2002 and December 31, 2001:

Table 4: Liquidity, Funding and Capital Resources


(Dollars in thousands)
                                                      June 30, 2002                                      December 31, 2001
                                                      -------------                                      -----------------
                                                                         Unused                                           Unused
On-balance sheet funding                           Outstanding          Capacity                  Outstanding            Capacity
------------------------                           -----------          --------                  -----------            --------

Bank conduit 2002.....................         $              --    $        100,000          $         292,000     $        108,000
Revolving credit line 2003............                        --             170,000                         --              170,000
Term loan 2003........................                   100,000                 N/A                    100,000                  N/A
Senior notes 10% 2004.................                   100,000                 N/A                    100,000                  N/A
Senior notes 10.125% 2006.............                   146,370                 N/A                    145,924                  N/A
Other.................................                     9,687                 N/A                      9,980                  N/A
Deposits..............................                 1,321,861                 N/A                  2,058,008                  N/A
Equity................................                 1,126,246                 N/A                  1,141,955                  N/A
                                               -----------------    ----------------          -----------------     ----------------
     Subtotal.........................         $       2,804,164    $        270,000          $       3,847,867     $        278,000


Off-balance sheet funding
-------------------------

Metris Master Trust...................         $       8,904,497    $      1,460,003          $       7,880,342     $        328,908
Metris facility.......................                    20,000              55,000                     15,500               59,500
                                               -----------------    ----------------          -----------------     ----------------
     Subtotal.........................         $       8,924,497    $      1,515,003          $       7,895,842     $        388,408
                                               -----------------    ----------------          -----------------     ----------------

     Total............................         $      11,728,661    $      1,785,003          $      11,743,709     $        666,408
                                               =================    ================          =================     ================


     Under our revolving line of credit agreement, we need to maintain, among other items, minimum equity plus reserves to managed assets of 10%, minimum three-month average excess spread (by asset-backed securitization deal) of 1%, minimum equity of $684 million and a ratio of equity plus reserves to managed 90-day plus delinquencies of 2.25. As of June 30, 2002 and December 31, 2001, we were in compliance with all financial covenants under our credit agreements.

     The Master Trust and the associated securitized debt provide for early amortization if certain events occur. These events are described in the applicable prospectus of each securitization transaction. The most significant events would be three consecutive months of less than zero percent excess spread or negative transferor's interest within the Master Trust. In addition, there are various triggers within our securitizatin agreements that, if met, would restrict the release of cash to us from the Master Trust. This restricted cash would provide additional security to the investors of the Master Trust. The triggers are related to the performance of the Master Trust, specifically the amount of net excess spread over a one- to three-month period. As of June 30, 2002, we have not met any triggers in our securitization agreements and, therefore, no cash has been restricted.

     The company's equity as a percent of managed assets was 9.3% as of June 30, 2002 versus 9.4% as of December 31, 2001. The Company has historically retained cash flow generated from earnings (versus declaring larger dividends) to provide additional equity and liquidity to fund future receivables growth. In addition, stock incentive plans provide us with a source of equity and liquidity.

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


     Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At June 30, 2002 and December 31, 2001, Direct Merchants Bank's Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a "well-capitalized" depository institution under regulations of the Office of the Comptroller of the Currency ("OCC"), as illustrated in the following table.


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

     Additional information about Direct Merchants Bank's actual capital amounts and ratios are presented in the following table:

                                                                                    For Capital
                                                                                      Adequacy                  To Be Well
                                                         Actual                       Purposes                 Capitalized
                                                         ------                       --------                 -----------
              As of June 30, 2002             Amount              Ratio         Amount        Ratio        Amount         Ratio
                                              ------              -----         ------        -----        ------         -----



   Total Capital..................            $      380,364        27.6%   $      110,901      8.0%        $137,605       10.0%
   (to risk-weighted
          assets)

   Tier 1 Capital.................                   359,981        26.2%           55,042      4.0%          82,563        6.0%
   (to risk-weighted
          assets)

   Tier 1 Capital.................                   359,981        16.7%           86,479      4.0%         108,099        5.0%
   (to average assets)



                                                                                    For Capital
                                                                                      Adequacy                  To Be Well
                                                         Actual                       Purposes                 Capitalized
                                                         ------                       --------                 -----------
              As of December 30, 2002         Amount              Ratio         Amount        Ratio        Amount         Ratio
                                              ------              -----         ------        -----        ------         -----

   Total Capital                              $      346,907        13.0%   $      213,733      8.0%   $     267,166       10.0%
   (to risk-weighted
          assets)

   Tier 1 Capital                                    308,186        11.5%          106,867      4.0%         160,300        6.0%
   (to risk-weighted
          assets)

   Tier 1 Capital                                    308,186        11.2%          110,573      4.0%         138,216        5.0%
   (to average assets)

     FFIEC guidelines indicate that an institution with a concentration in subprime lending should hold one and one-half to three times the normal minimum capital required. The OCC has regulatory authority to evaluate the safety and soundness of Direct Merchants Bank under these more stringent guidelines. The OCC has required Direct Merchants Bank, under the more stringent guidelines, to maintain two times the normal minimum capital on those credit card loans that qualify as subprime loans (FICO score of 660 and below) and maintain a minimum capital ratio of 10%. Under these more stringent guidelines, Direct Merchants Bank's total capital ratio as of June 30, 2002 was 18.0%.


Regulatory Matters


     On April 16, 2002, Direct Merchants Bank entered into an agreement with the OCC to strengthen the safety and soundness of Direct Merchants Bank's operations. The agreement formalizes recommendations made and requirements imposed by the OCC following an examination of Direct Merchants Bank that covered the 15-month period ended December 31, 2001. On April 17, 2002, MCI filed the agreement with the Securities and Exchange Commission as an exhibit to and incorporated it by reference in a current report on Form 8-K.

     Direct Merchants Bank intends to comply with all of the terms of the agreement in a timely manner. Furthermore, we believe that as of the filing date of this Quarterly Report, Direct Merchants Bank has complied with all of the terms of the agreement, including with respect to the updating, development, adoption and delivery in a timely matter of its Strategic Plan, Capital Plan, Contingency Funding Plan and various other written action plans. Direct Merchants Bank has implemented the plans for which the OCC has posed no objection and is revising or planning to implement all others, pending and in response to comments from the OCC.

     If the OCC were to conclude that Direct Merchants Bank failed to implement in a timely manner any provision of the agreement or that Direct Merchants Bank otherwise violated the agreement, the OCC could pursue various enforcement options. Under applicable provisions of the Federal Deposit Insurance Act, the OCC may, among other things, pursue an order to cease and desist from any further violations or take affirmative actions to correct conditions resulting from violations or practices, place limitations on the activities of a bank that in its opinion violated a written agreement, remove from office members of management or the board of directors of a bank or prohibit further participation by those persons in the bank's affairs, and assess civil money penalties. If any of these events were to actually occur, we could not assure you that the event would not have a material adverse affect on Direct Merchants Bank's operations or capital position.

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


     Any or all of our forward-looking statements in this Report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors, which can not be predicted with certainty, will be important in determining future results. Among such factors are higher delinquency, charge-off and bankruptcy rates of our target market of moderate-income consumers, risks associated with Direct Merchants Bank's ability to comply with its agreement with the OCC regarding the safety and soundness of its operations, risks associated with our continuing ability to market our enhancement services and maintain or expand on current levels in that business, interest rate risks, risks associated with acquired portfolios, dependence on the securitization markets and other funding sources, state and federal laws and regulations that limit our business activities, product offerings and fees, privacy laws that could result in lower marketing revenue and penalties for non-compliance, and general economic conditions that can have a major impact on the performance of loans. Each of these factors and others are more fully discussed under the caption "Business--Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. As a result of these factors, we cannot guarantee any forward-looking statements. Actual future results may vary materially. Also, please note that the factors we provide are those we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here or in our 10-K for the year ended December 31, 2001 could also adversely affect us.


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

Selected Operating Data - Managed Basis

     We analyze the Company's financial performance on a managed loan portfolio basis. On a managed basis, the balance sheet and income statement includes other investor's interest in securitized loans that are not assets of the Company, thereby reversing the effects of sale accounting under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". We believe this information is meaningful to the reader of the financial statements. We service receivables that have been securitized and sold and own the right to the cash flows from those sold receivables in excess of interest payments due to security holders.

     The following information is not in conformity with accounting principles generally accepted in the Unites States of America, however we believe the information is relevant to understanding the overall financial condition and results of operations of the Company.



Table 5: Managed Loan Portfolio


(Dollars in thousands)            June 30,       % of      December 31,          % of        June 30,         % of
                                    2002         Total         2001             Total          2001           Total
                                    ----         -----         ----             -----          ----           -----
Period-end balances:
   Credit card loans .........  $ 1,306,824                 $ 2,746,656                    $ 2,312,652
   Retained interests in loans
       securitized ...........    1,466,442                   1,263,655                      1,069,090
   Investors' interests in
       securitized loans
accounted for as sales .......    8,918,201                   7,895,842                      6,762,272
                                -----------                 -----------                    -----------
Total managed loan portfolio .  $11,691,467                 $11,906,153                    $10,144,014
                                ===========                 ===========                    ===========

Loans contractually
   delinquent:
     30 to 59 days ...........      358,567        3.1%         375,887           3.1%         253,328         2.5%
     60 to 89 days ...........      272,599        2.3%         274,278           2.3%         190,381         1.9%
     90 or more days .........      564,973        4.8%         473,003           4.0%         401,162         3.9%
                                -----------        ---      -----------           ---      -----------         ---
       Total .................  $ 1,196,139       10.2%     $ 1,123,168           9.4%     $   844,871         8.3%
                                ===========      =====      ===========         =====      ===========       =====


                                                                      Three Months Ended
                                                                           June 30,
                                                                           --------
                                                            2002                              2001
                                                            ----                              ----

Average balances:
Total managed loan portfolio..                 $        11,804,716        100%  $        9,854,072          100%
                                               ===================   =========  ==================     =========

Net charge offs...............                 $           441,787       15.0%  $          268,517         10.9%
                                               ===================   =========  ==================     =========

                                                                       Six Months Ended
                                                                           June 30,
                                                                           --------
                                                            2002                              2001
                                                            ----                              ----
Average balances:
Total managed loan portfolio..                 $        11,883,342        100%  $        9,625,357          100%
                                               ===================   =========  ==================     =========

Net charge offs...............                 $           826,464       14.0%  $          513,486         10.8%
                                               ===================   =========  ==================     =========


     The 190 basis point increase in the managed delinquency rates over June 30, 2001 primarily reflects various factors, including a deterioration in the economy, seasoning in the loan portfolio and the impact of our 2001 credit line increase program. The credit line increase program added pressure to some of our customers due to increased average outstanding balances, which require higher monthly payments. This, along with a deteriorating economy, has put pressure on our collection efforts, resulting in higher delinquencies. The increase in charge off ratios for the three- and six-month periods ended June 30, 2002 primarily reflects a slowdown in loan growth, deterioration in the economy and the previously discussed credit line increase program.

     The amount of customer receivables in debt forbearance programs was $828.9 million or 7% of total managed loans as of June 30, 2002 compared with $837.2 million or 7% of managed loans as of December 31, 2001. All delinquent receivables in debt forbearance programs are included in Table 5.


Net Interest Income

Table 6: Analysis of Average Balances, Interest and Average Yields and Rates

(Dollars in thousands)
                                                          Three Months Ended June 30,
                                                  2002                                    2001
                                --------------------------------------------------------------------------
                                  Average                    Yield/         Average                   Yield/
                                  Balance       Interest      Rate          Balance      Interest      Rate
                                  -------       --------      ----          -------      --------      ----
Credit card loans ...........   $11,804,716   $   507,352     17.2%      $ 9,854,072   $   478,034     19.5%
Total interest-earning assets    12,310,580       509,821     16.6%       10,141,963       481,540     19.0%
Total interest-bearing
   liabilities ..............    10,375,477        80,947      3.1%        8,799,469       126,159      5.7%
Net interest income and
   interest margin (1) ......          --     $   428,874     14.0%             --     $   355,381     14.1%
Net interest rate spread (2)           --            --       13.5%             --            --       13.3%
Return on average assets ....          --            --       (1.2%)            --            --        2.5%
Return on average total
   equity ...................          --            --      (12.6%)            --            --       25.9%



                                                          Six Months Ended June 30,
                                                  2002                                    2001
                                --------------------------------------------------------------------------

                                  Average                  Yield/          Average                  Yield/
                                  Balance       Interest    Rate           Balance       Interest    Rate
                                  -------       --------    ----           -------       --------    ----
Credit card loans ...........   $11,883,342   $ 1,032,712   17.5%        $ 9,625,357   $   938,647   19.7%
Total interest-earning assets    12,286,872     1,036,499   17.0%          9,991,346       948,360   19.1%
Total interest-bearing
   liabilities ..............    10,415,653       169,351    3.3%          8,671,464       266,469    6.2%
Net interest income and
   interest margin (1) ......          --     $   867,148   14.2%               --     $   681,891   13.8%
Net interest rate spread (2)           --            --     13.7%               --            --     12.9%
Return on average assets (3)           --            --      0.3%               --            --      2.4%
Return on average total
   equity (3) ...............          --            --      2.8%               --            --     25.5%

(1) We compute net interest margin by dividing annualized net interest income by average total interest-earning assets.

(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

(3) Amounts for the six-month period ended June 30, 2001 are shown before the cumulative effect of accounting change.

     Managed net interest income for the three months ended June 30, 2002 was $428.9 million, compared to $355.4 million for the same period in 2001. For the six months ended June 30, 2002, managed net interest income was $867.1 million compared to $681.9 million for the same period in 2001. The increase in net interest income is primarily due to the $2.2 billion and $2.3 billion increases in managed average interest-earning assets for the three- and six-month periods ended June 30, 2002, compared to the same periods in 2001.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is due to changes in interest rates. This affects us directly in our lending and borrowing activities, as well as indirectly, as interest rates may impact the payment performance of our credit card accountholders.

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

     Our primary managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime Rate. We fund credit card loans through a combination of cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances. Our securitized loans are owned by a trust and bank-sponsored single-seller and multi-seller receivable conduits, which have committed funding primarily indexed to variable commercial paper rates and LIBOR. The $270 million bank credit facility has pricing that is also indexed to LIBOR and Prime Rate. The subsidiary bank deposits and long-term debt are issued at fixed interest rates. At June 30, 2002 none of the trust and conduit funding of securitized receivables was funded with fixed rate securities.

     In an interest rate environment with rates at or below current rates, 100% of the securitization funding for the managed loan portfolio is indexed to floating commercial paper and LIBOR rates. In an interest rate environment with rates significantly above current rates, the potentially negative impact on earnings of higher interest expense is mitigated by fixed rate funding and interest rate cap contracts.

     The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points. Assuming that we take no counteractive measures, as of June 30, 2002, a 200 basis point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, would result in an increase in net income of approximately $69 million relative to a base case over the next 12 months compared to an approximately $20 million increase as of December 31, 2001. A decrease of 200 basis points would result in a reduction in net income of approximately $41 million as of June 30, 2002, compared to a $2 million reduction as of December 31, 2001. The increased sensitivity to interest rate fluctuation as of June 30, 2002 is due to a repricing on our credit card portfolio implemented in the first quarter of 2002. You should not construe our use of this methodology to quantify the market risk of financial instruments as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our credit card accountholders. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

Part II. Other Information

Item 1. Legal Proceedings


     We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations. In July 2000 an Amended Complaint was filed in Hennepin County District Court in Minneapolis, Minnesota against MCI and our subsidiaries Metris Direct, Inc. and Direct Merchants Bank. The complaint seeks damages in unascertained amounts and purports to be a class action complaint on behalf of all credit card accountholders who were issued a credit card by Direct Merchants Bank and were allegedly assessed fees or charges that the cardholder did not authorize. Specifically, the complaint alleges violations of the Minnesota Prevention of Consumer Fraud Act, the Minnesota Deceptive Trade Practices Act and breach of contract. A final settlement approval hearing was held on May 30, 2002, and the Court signed the order granting final approval of the settlement whereby we will pay approximately $5.6 million for attorneys' fees and costs incurred by attorneys for the plaintiffs in separate lawsuits filed in Arizona, California and Minnesota in 2000 and 2001. Under the terms of the settlement we denied any wrongdoing or liability. The time for filing an appeal expired on August 5, 2002, and no appeal was filed. We expect to implement the terms of the settlement on or about September 4, 2002.

     On May 3, 2001, Direct Merchants Bank entered into a consent order with the OCC. The consent order required Direct Merchants Bank to pay approximately $3.2 million in restitution to approximately 62,000 credit card accountholders who applied for and received a credit card in connection with a series of limited test marketing campaigns from March 1999 to June 2000. Under the terms of the consent order, Direct Merchants Bank made no admission or agreement on the merits of the OCC's assertions. The restitution as required by the OCC consent order was paid and is reflected in our December 31, 2001 financial statements. We believe that Direct Merchants Bank's agreement with the OCC will not have a material adverse affect on the financial position of MCI or Direct Merchants Bank.

     In May 2001, the OCC also indicated that it was considering whether to pursue an assessment of civil money penalties and gave Direct Merchants Bank the opportunity to provide information to the OCC bearing on whether imposing a penalty would be appropriate and the severity of any penalty. The statutory provisions pursuant to which a civil money penalty could be assessed give the OCC broad discretion in determining whether or not a penalty will be assessed and, if so, the amount of the penalty. Because we are unable at this time to determine whether or not any civil money penalty will be assessed, there can be no assurance that the resolution of this matter will not have a material adverse affect on our financial position.

     On April 16, 2002, Direct Merchants Bank entered into an agreement with the OCC to strengthen the safety and soundness of Direct Merchants Bank's operations. For further information, see "Regulatory Matters" on page 35 of this Report.



Item 2. Changes in Securities Not applicable

Item 3. Defaults Upon Senior Securities
        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Company held its annual meeting of shareholders on May 7, 2002 and the following matters were voted on at that meeting.

     (b)  The directors listed below were elected at that meeting.

          (1) The holders of our Common Stock elected two directors for a three-year term:

               Lee R. Anderson, Sr.                     John A. Cleary

          (2) The holders of our Series C Preferred Stock elected four directors for a one-year term:

             C. Hunter Boll     Thomas M. Hagerty       David V. Harkins
             Thomas H. Lee

          (3) The following directors, previously elected by the holders of our Common Stock, continued their terms of office after the meeting:

              Derek V. Smith        Edward B. Speno           Walter Hoff
              Frank D. Trestman     Ronald N. Zebeck

     (c)  Matters Voted Upon:

          (1) The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:

                                                                         Broker
          Director            For      Against  Withheld  Abstentions  Non-Vote
          --------            ---      -------  --------  -----------  --------
      Lee R. Anderson, Sr.  53,381,055   None   1,275,327   None         None
      John A. Cleary        53,576,945   None   1,079,437   None         None
      C. Hunter Boll        33,359,129   None    None       None         None
      Thomas M. Hagerty     33,359,129   None    None       None         None
      David V. Harkins      33,359,129   None    None       None         None
      Thomas H. Lee         33,359,129   None    None       None         None

          (2) The approval of an increase in the number of shares reserved for issuance pursuant to the Metris Companies Inc. Amended and Restated Long-Term Incentive and Stock Option Plan from 17,000,000 to 19,000,000 shares.

                                                                 Broker
           For      Against      Withheld      Abstentions      Non-Vote
           ---      -------      --------      -----------      --------
       61,857,079  26,124,481       None          33,949           None

          (3) Ratification of the selection of KPMG LLP as independent auditors of the Company for 2002.
                                                                Broker
          For        Against     Withheld     Abstentions      Non-Vote
          ---        -------     --------     -----------      --------
       85,758,605   2,239,676      None          17,230           None


Item 5. Other Information Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          11   Computation of Earnings Per Share.

          99.1 Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

          99.2 Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

     (b) Reports on Form 8-K: On April 17, 2002, we filed a Current Report on Form 8-K to report that our wholly-owned subsidiary, Direct Merchants Credit Card Bank, N.A., had entered into an agreement on April 16, 2002 with the Office of the Comptroller of the Currency, the agency that regulates the Bank, to strengthen certain aspects of the safety and soundness of the Bank's operations. See Part 2, Item 1, "Legal Proceedings" on page 40.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   METRIS COMPANIES INC.
                                  (Registrant)


Date:      August 14, 2002             By: /s/ David D. Wesselink
                                          -----------------------

                                          David D. Wesselink
                                          Vice Chairman
                                          Principal Financial Officer



Date:      August 14, 2002             By: /s/ Mark P. Wagener
                                          --------------------

                                          Mark P. Wagener
                                          Senior Vice President, Controller
                                          Principal Accounting Officer