Form 10-K/A
period 2001-12-31
METRIS COMPANIES INC
filed 2002-10-22
CIK 1021061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-K/A

                                AMENDMENT NO. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                   001-12351
    December 31, 2001                                Commission file number
                                 --------------------

                              METRIS COMPANIES INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                         41-1849591
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

As of March 15, 2002, 62,225,770 shares of the Registrant's Common Stock were outstanding and the aggregate market value of common stock held by non-affiliates of the Registrant on that date was approximately $1,448,927,016 based upon the closing price on the New York Stock Exchange on March 15, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the Annual Meeting of Shareholders of Metris Companies Inc. held on May 7, 2002, which was filed with the Securities and Exchange Commission within 120 days after December 31, 2001, are incorporated by reference in Part III.

                                TABLE OF CONTENTS


PART I
                                                                            Page

Item 1. Business.............................................................. 2

Item 2. Properties............................................................32

Item 3. Legal Proceedings.....................................................32

Item 4. Submission of Matters to a Vote of Security Holders...................33


PART II


Item 5. Market for Registrant's Common Equity and Related
  Stockholder Matters.........................................................33

Item 6. Selected Financial Data...............................................34

Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.........................................36

Item 7A.Quantitative and Qualitative Disclosures
  About Market Risk...........................................................50

Item 8. Financial Statements and Supplementary Data...........................62

Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure........................................111


PART III


Item 10. Directors and Executive Officers of the Registrant..................111

Item 11. Executive Compensation..............................................111

Item 12. Security Ownership of Certain Beneficial
  Owners and Management......................................................111

Item 13. Certain Relationships and Related Transactions......................111


PART IV


Item 14. Exhibits, Financial Statement Schedules
  and Reports on Form 8-K....................................................112

Signatures...................................................................113

Exhibit Index................................................................116

PART I

Item 1.  Business

     Metris Companies Inc. ("MCI") and its subsidiaries, which may be referred to as "we," "us," "our," and the "Company," is one of the nation's leading providers of financial services products and services. The company issues credit cards through its wholly owned subsidiary, Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"), the 10th largest bankcard issuer in the United States. As a top-tier enhancement services company, MCI also offers consumers a variety of products, including credit card protection and insurance, extended service plans and membership clubs. Our credit card customers and prospects include individuals for whom credit bureau information is available ("external prospects") and persons identified through other third-party sources including customer lists and databases. We market our enhancement services, including debt waiver programs, membership clubs, extended service plans and third-party insurance to our credit card customers, customers of third parties and the broad market.

     MCI was incorporated in Delaware on August 20, 1996, and completed an initial public offering in October 1996. Our principal subsidiaries are Direct Merchants Bank, Metris Direct, Inc. and Metris Receivables, Inc.


Business Segments

     We measure performance and operate in two business segments:

o Consumer Lending Products, which are primarily unsecured and partially secured credit cards issued by Direct Merchants Bank; and

o Enhancement Services, which include credit protection, membership clubs, extended service plans and third-party insurance offered to our credit card customers, customers of third parties and the broad market.

     We generate income from our consumer lending products through:

o interest and other finance charges assessed on outstanding credit card loans;

o credit card fees (including annual membership, cash advances, overlimit fees, and late fees);

o    interchange fees; and

o    collections and sales on recovery assets.


     The primary expenses of this business are:

o    the costs of funding the loans;

o provisions for loan losses and operating expenses, including employee compensation, account solicitation and marketing expenses; and

o    data processing and servicing expenses.

     Profitability is affected by:

o    response and approval rates to solicitation efforts;

o    loan growth;

o    interest spreads on loans;

o    credit card usage;

o    credit quality (delinquencies and charge-offs);

o    card cancellations; and

o    fraud losses.

     Our consumer lending business primarily targets moderate-income consumers who we believe have historically been overlooked by other credit card companies. We target and evaluate prospective customers in this market by using our proprietary scoring techniques, together with information from credit bureaus and other customer lists and databases, to determine a potential customer's creditworthiness. We also use sophisticated modeling techniques to evaluate the expected risk, responsiveness and profitability of each prospective customer and to offer and price the products and services we believe to be appropriate for each customer. (See more detailed discussion following under the caption "Business Lines" on pages 5 through 18 of this Report.)

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

     Expenses include costs of:

o    solicitation;

o    underwriting and claims servicing expenses;

o    fees paid to third parties; and

o    other operating expenses.

     The primary factors that affect profitability for this business are:

o    response rates to solicitation efforts;

o    returns or cancel rates;

o    renewal rates; and

o    claims rates.

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

     Use risk-based pricing

     We determine the specific pricing for an individual's credit card offer through the prospective customer's risk profile and expected responsiveness prior to solicitation and continually monitor and adjust pricing as the relationship continues, a practice known as "risk-based pricing." We believe the use of risk-based pricing allows us to maximize the profitability of a customer relationship.

     Pursue acquisitions of credit card portfolios or businesses

     We pursue acquisitions of credit card portfolios or businesses whose customers fit our product and target market profile or which otherwise strategically fit with our business.

     Increase the number of third-party customers using our products and services

     We seek to access additional customers for our products and services by establishing relationships with third parties. Our strategy is to continue to use our proprietary risk, response and profitability models to solicit strategic partners' customers for credit cards and to focus our cross-selling activities in order to increase the volume of enhancement services products purchased by these customers.

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

     Consumer Lending Products

     Products

     Our consumer lending products are primarily unsecured and partially secured credit cards, including the Direct Merchants Bank MasterCard(R) and Visa(R). We offer co-branded credit cards and may also offer other consumer lending products either directly or through alliances with other companies. At December 31, 2001, we had approximately 4.9 million credit card accounts with approximately $11.9 billion in managed credit card receivables. According to the Nilson Report, at December 31, 2001, we were the 9th largest MasterCard(R) issuer in the United States based on the number of cards issued, and the 10th largest bankcard issuer based on managed credit card loan balances.

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

     Age of Portfolio

     The following tables set forth, as of December 31, 2001 and 2000, the number of credit card accounts and the amount of outstanding loans based on the age of the owned accounts. (Accounts in acquired portfolios are presented based on when the account was originated with the previous issuer.)


(Dollars in thousands)
  2001


   Age Since                                                                       Percentage of
  Origination                            Number       Percentage       Loans          Loans
  -----------                          of Accounts    of Accounts    Outstanding    Outstanding
                                        -----------    -----------    -----------    -----------
0-6 Months ..........................      419,586        21.2%       $  327,733        11.9%
7-12 Months .........................      269,831        13.7%          478,649        17.4%
13-18 Months ........................      297,057        15.0%          496,114        18.1%
19-24 Months ........................      324,656        16.4%          534,486        19.5%
25-36 Months ........................      145,054         7.3%          223,041         8.1%
37+ Months ..........................      521,171        26.4%          686,633        25.0%
                                         ---------       -----        ----------       -----
     Total ..........................    1,977,355       100.0%       $2,746,656       100.0%
                                         =========       =====        ==========       =====





  2000

                                                                                     Percentage of
    Age Since                               Number       Percentage       Loans          Loans
   Origination                           of Accounts    of Accounts    Outstanding    Outstanding
   -----------                           -----------    -----------    -----------    -----------
0-6 Months ..........................      482,344        26.1%       $  184,238        15.6%
7-12 Months .........................      456,199        24.7%          270,136        22.9%
13-18 Months ........................       75,137         4.1%           39,460         3.4%
19-24 Months ........................       17,763         1.0%            5,777         0.5%
25-36 Months ........................       62,658         3.4%           48,681         4.1%
37+ Months ..........................      750,572        40.7%          630,911        53.5%
                                        ----------       -----        ----------       -----
     Total ..........................    1,844,673       100.0%       $1,179,203       100.0%
                                        ==========       =====        ==========       =====

     The following tables set forth, as of December 31, 2001 and 2000, the number of credit card accounts and the amount of outstanding loans based on the age of the managed accounts (includes investors' interests in securitized loans). (Accounts in acquired portfolios are presented based on when the account was originated with the previous issuer.)


(Dollars in thousands)
  2001
                                                                                   Percentage of
    Age Since                              Number      Percentage        Loans          Loans
   Origination                          of Accounts   of Accounts    Outstanding    Outstanding
   -----------                          -----------   -----------    -----------    -----------
0-6 Months .........................       587,942       11.9%       $   576,621         4.8%
7-12 Months ........................       466,773        9.5%           756,112         6.4%
13-18 Months .......................       552,678       11.2%           976,050         8.2%
19-24 Months .......................       547,183       11.1%         1,160,980         9.8%
25-36 Months .......................       613,626       12.5%         1,767,649        14.8%
37+ Months .........................     2,161,177       43.8%         6,668,741        56.0%
                                        ----------      -----        -----------       -----
     Total .........................     4,929,379      100.0%       $11,906,153       100.0%
                                        ==========      =====        ===========       =====


  2000
                                                                                    Percentage of
    Age Since                             Number      Percentage         Loans          Loans
   Origination                         of Accounts   of Accounts      Outstanding    Outstanding
   -----------                         -----------   -----------      -----------    -----------
0-6 Months .........................      754,748       16.9%         $  626,709         6.8%
7-12 Months ........................      700,055       15.7%            843,396         9.1%
13-18 Months .......................      456,801       10.2%            819,667         8.8%
19-24 Months .......................      252,058        5.6%            521,530         5.6%
25-36 Months .......................      596,358       13.4%          1,672,647        18.0%
37+ Months .........................    1,703,962       38.2%          4,789,159        51.7%
                                       ----------      -----          ----------       -----
     Total .........................    4,463,982      100.0%         $9,273,108       100.0%
                                        =========      =====          ==========       =====

     Geographic Distribution

     We solicit credit card customers on a national basis and, therefore, maintain a geographically diversified portfolio. The following tables show the distribution of managed accounts and amount of managed outstanding loans by state, as of December 31, 2001 and 2000.

(Dollars in thousands)
  2001                                                             Percentage of
                           Number      Percentage       Loans           Loans
State                   of Accounts   of Accounts    Outstanding    Outstanding
-----                   -----------   -----------    -----------    -----------
California .........       684,964        13.9%       $ 1,487,384        12.5%
New York ...........       426,585         8.7%         1,001,146         8.4%
Texas ..............       407,072         8.3%           963,379         8.1%
Florida ............       354,529         7.2%           866,722         7.3%
Illinois ...........       210,230         4.3%           493,124         4.1%
Ohio ...............       186,421         3.8%           483,621         4.1%
Pennsylvania .......       161,812         3.3%           407,574         3.4%
New Jersey .........       156,847         3.2%           354,337         3.0%
Michigan ...........       135,341         2.7%           338,404         2.8%
Georgia ............       123,223         2.5%           320,815         2.7%
Virginia ...........       122,899         2.5%           313,126         2.6%
All others (1) .....     1,959,456        39.6%         4,876,521        41.0%
                         ---------       -----        -----------       -----
     Total .........     4,929,379       100.0%       $11,906,153       100.0%
                         =========       =====        ===========       =====


  2000                                                             Percentage of
                          Number       Percentage       Loans          Loans
State                  of Accounts     of Accounts    Outstanding   Outstanding
-----                  -----------     -----------    -----------   -----------
California .........      607,333         13.6%       $1,170,856         12.6%
Texas ..............      382,037          8.6%          789,888          8.5%
New York ...........      373,952          8.4%          755,207          8.1%
Florida ............      325,352          7.3%          690,960          7.5%
Ohio ...............      170,282          3.8%          375,759          4.1%
Illinois ...........      180,612          4.0%          371,976          4.0%
Pennsylvania .......      142,140          3.2%          303,338          3.3%
Michigan ...........      120,718          2.7%          257,569          2.8%
New Jersey .........      131,746          3.0%          254,643          2.7%
Georgia ............      116,016          2.6%          250,599          2.7%
Virginia ...........      114,050          2.6%          245,829          2.7%
North Carolina .....      109,858          2.5%          231,943          2.5%
All others (1) .....    1,689,886         37.7%        3,574,541         38.5%
                        ---------        -----        ----------        -----
     Total .........    4,463,982        100.0%       $9,273,108        100.0%
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

     The following tables set forth information with respect to credit limit and account balance ranges of our owned credit card loan portfolio, as of December 31, 2001 and 2000.

  (Dollars in thousands)
2001                                        Percentage of
                     Number of     Loans        Loans                 Percentage
Credit Limit Range   Accounts   Outstanding  Outstanding  Open to Buy  Utilized
------------------   --------   -----------  -----------  -----------  --------

$1,000 or Less .      285,573    $  125,578      4.6%     $   65,236     65.8%
$1,001-$2,000 ..      300,827       253,301      9.2%        234,328     51.9%
$2,001-$3,500 ..      392,914       471,482     17.2%        664,365     41.5%
$3,501-$5,000 ..      330,690       506,166     18.4%        943,968     34.9%
$5,001-$10,000 .      511,596       930,876     33.9%      2,896,001     24.3%
Over $10,000 ...      155,755       459,253     16.7%      1,493,769     23.5%
                   ----------    ----------    -----      ----------    -----
     Total .....    1,977,355    $2,746,656    100.0%     $6,297,667     30.4%
                   ==========    ==========    =====      ==========    =====



2000                                        Percentage of
                     Number of     Loans       Loans                  Percentage
Credit Limit Range   Accounts   Outstanding  Outstanding  Open to Buy  Utilized
------------------   --------   -----------  -----------  -----------  --------

$1,000 or Less .      478,380   $  106,030      9.0%      $   75,326     58.5%
$1,001-$2,000 ..      261,838      119,426     10.1%         190,560     38.5%
$2,001-$3,500 ..      309,578      207,424     17.6%         490,915     29.7%
$3,501-$5,000 ..      217,586      177,141     15.0%         609,388     22.5%
$5,001-$10,000 .      420,298      364,862     31.0%       2,529,364     12.6%
Over $10,000 ...      156,993      204,320     17.3%       1,556,756     11.6%
                   ----------   ----------    -----       ----------    -----
     Total .....    1,844,673   $1,179,203    100.0%      $5,452,309     17.8%
                    =========   ==========    =====       ==========     ====


2001
                                            Percentage of
Account            Number of       Loans        Loans                 Percentage
Balance Range      Accounts     Outstanding  Outstanding  Open to Buy  Utilized
-------------      --------     -----------  -----------  -----------  --------


Credit Balance .      23,973    $    (2,370)     (0.1%)    $    79,986    (3.1%)
No Balance .....     667,750             --        --        3,548,784      --
$1,000 or Less .     542,734        251,743       9.2%       1,398,772    15.3%
$1,001-$2,000 ..     267,326        406,266      14.8%         474,256    46.1%
$2,001-$3,500 ..     231,103        644,837      23.5%         388,647    62.4%
$3,501-$5,000 ..     124,025        538,151      19.6%         211,318    71.8%
$5,001-$10,000 .     107,181        743,293      27.0%         183,097    80.2%
Over $10,000 ...      13,263        164,736       6.0%          12,807    92.8%
                  ----------    -----------     -----      -----------   -----
     Total .....   1,977,355    $ 2,746,656     100.0%     $ 6,297,667    30.4%
                  ==========    ===========     =====      ===========   =====

2000
                                             Percentage of
Account            Number of       Loans         Loans                Percentage
Balance Range      Accounts    Outstanding   Outstanding  Open to Buy  Utilized
-------------      --------    -----------   -----------  -----------  --------

Credit Balance.       23,496   $    (1,164)     (0.1%)    $    81,962     (1.4%)
No Balance ....      558,907            --        --        3,263,100       --
$1,000 or Less.      660,218       157,506      13.4%       1,114,966     12.4%
$1,001-$2,000 .      230,537       177,258      15.0%         364,141     32.7%
$2,001-$3,500 .      185,463       259,997      22.1%         291,274     47.2%
$3,501-$5,000 .       86,095       188,517      16.0%         162,524     53.7%
$5,001-$10,000        86,319       310,644      26.3%         158,001     66.3%
Over $10,000 ..       13,638        86,445       7.3%          16,341     84.1%
---------------  -----------   -----------     -----      -----------    -----
     Total ....    1,844,673   $ 1,179,203     100.0%     $ 5,452,309     17.8%
                 ===========   ===========     =====      ===========    =====

     The following tables set forth information with respect to credit limit and account balance ranges of our managed loan portfolio (includes investors' interests in loans securitized), as of December 31, 2001 and 2000.

(Dollars in thousands)
2001                                         Percentage of
                     Number of     Loans         Loans                Percentage
Credit Limit Range   Accounts   Outstanding  Outstanding  Open to Buy  Utilized
------------------   --------   -----------  -----------  -----------   --------

$1,000 or Less.        480,909  $   275,322      2.3%     $   102,657      72.8%
$1,001-$2,000 .        566,593      558,262      4.7%         396,326      58.5%
$2,001-$3,500 .        774,180    1,097,179      9.2%       1,123,276      49.4%
$3,501-$5,000 .        768,475    1,439,888     12.1%       1,882,893      43.3%
$5,001-$10,000.      1,585,518    4,508,918     37.9%       6,959,736      39.3%
Over $10,000 ..        753,704    4,026,584     33.8%       5,213,070      43.6%
---------------    -----------  -----------    -----      -----------     -----
     Total ....      4,929,379  $11,906,153    100.0%     $15,677,958      43.2%
                   ===========  ===========    =====      ===========     =====


2000                                          Percentage of
                     Number of     Loans       Loans                  Percentage
Credit Limit Range   Accounts   Outstanding  Outstanding  Open to Buy   Utilized
------------------   --------   -----------  -----------  -----------   --------

$1,000 or Less.        742,667  $   386,865      4.2%     $   116,715     76.8%
$1,001-$2,000 .        614,746      673,919      7.2%         356,481     65.4%
$2,001-$3,500 .        804,028    1,323,157     14.3%         988,615     57.2%
$3,501-$5,000 .        731,754    1,698,768     18.3%       1,536,701     52.5%
$5,001-$10,000.      1,405,708    4,636,867     50.0%       5,872,441     44.1%
Over $10,000 ..        165,079      553,532      6.0%       1,986,399     21.8%
---------------    -----------  -----------    -----      -----------    -----
     Total ....      4,463,982  $ 9,273,108    100.0%     $10,857,352     46.1%
                   ===========  ===========    =====      ===========     ====

(Dollars in thousands)
 2001
                                             Percentage of
Account              Number of      Loans       Loans                 Percentage
Balance Range        Accounts    Outstanding  Outstanding  Open to Buy  Utilized
-------------        --------    -----------  -----------  -----------  --------

Credit Balance .        58,543  $     (5,782)   (0.1%)    $   242,223     (2.4%)
No Balance .....     1,256,609          --      --          6,873,759     --
$1,000 or Less .     1,021,506       445,748     3.8%       3,399,472     11.6%
$1,001-$2,000 ..       602,868       895,632     7.5%       1,349,978     39.9%
$2,001-$3,500 ..       643,048     1,751,345    14.7%       1,382,679     55.9%
$3,501-$5,000 ..       464,559     1,962,426    16.5%         998,741     66.3%
$5,001-$10,000 .       728,695     5,063,594    42.5%       1,310,997     79.4%
Over $10,000 ...       153,551     1,793,190    15.1%         120,109     93.7%
                  ------------  ------------   -----      -----------    -----
     Total .....     4,929,379  $ 11,906,153   100.0%     $15,677,958     43.2%
                  ============  ============   =====      ===========    =====


2000
                                           Percentage of
Account            Number of      Loans        Loans                  Percentage
Balance Range      Accounts    Outstanding  Outstanding  Open to Buy    Utilized
-------------      --------    -----------  -----------  -----------    --------

Credit Balance.        60,809  $    (6,345)   (0.1%)     $   208,754     (3.1%)
No Balance .....      854,604           --      --         4,926,960       --
$1,000 or Less.     1,232,581      571,426     6.2%        2,704,744     17.4%
$1,001-$2,000 ..      631,019      978,220    10.5%        1,016,205     49.0%
$2,001-$3,500 ..      673,321    1,890,114    20.4%          939,575     66.8%
$3,501-$5,000 ..      460,109    1,996,404    21.5%          579,606     77.5%
$5,001-$10,000..      536,680    3,612,067    39.0%          459,380     88.7%
Over $10,000 ...       14,859      231,222     2.5%           22,128     91.3%
                    ---------  -----------    ----       -----------     ----
     Total ....    4,463,982   $ 9,273,108   100.0%     $ 10,857,352     46.1%
                  ============ ===========   =====      ============     ====


     Since the start of our Broker CD program in 1999 we have distributed, on a random basis, organically generated customer accounts between the owned portfolio and accounts included in the Master Trust with the goal of maintaining a balanced funding mix between bank deposits/conduits and our Master Trust. Also, acquired portfolios, as well as our partially secured card and partner programs, were generally included in the owned credit card portfolio. As a result, the age of our receivables on an owned basis is younger than on a managed basis. On an owned basis, the percentage of accounts and percentage of outstanding balances greater than two years since origination as of December 31, 2001 were 33.7% and 33.1% versus 56.3% and 70.8% on a managed basis. In 2000 the percentage of accounts and percentage of outstanding balance on the owned portfolio greater than two years since origination were 44.1% and 57.6% versus 51.6% and 69.7% on a managed basis.

     As of December 31, 2001 on an owned basis, 16.7% of the outstanding receivable balance relates to accountholders with credit limits in excess of $10,000 as compared to 33.8% on a managed basis. On an owned portfolio basis, 50.6% was outstanding to accountholders with credit limits in excess of $5,000, compared to 71.7% on a managed basis. As of December 31, 2000 on an owned basis, 17.3% of the outstanding receivable balance relates to accountholders with credit limits in excess of $10,000 as compared to 6.0% on a managed basis. On an owned basis 48.3% of the credit card portfolio was outstanding to accountholders with credit limits in excess of $5,000, compared to 56.0% on a managed basis. The difference in the distributions between the owned and managed portfolios primarily reflects the generally younger accounts that are in the owned portfolio.

     The banking regulators have issued guidelines to further segregate a credit card issuers loan portfolio between sub-prime loans (loans to consumers who have a FICO credit score of 660 or less) and prime loans (loans to consumers with FICO scores in excess of 660). The bank regulators deem sub-prime loans to have higher credit risk, and therefore require higher levels of capital and allowance for loan losses. Sub-prime receivables on an owned basis were $1.5 billion or 54% of the owned portfolio as of December 31, 2001, compared to $1.2 billion or 98% of the owned portfolio as of December 31, 2000. The amount of sub-prime receivables on a managed basis was $6.9 billion or 58% of the managed portfolio as of December 31, 2001, compared to $5.2 billion or 56% of the managed portfolio as of December 31, 2000.

     Overall, the Company believes that the credit quality in the owned credit card portfolio is generally similar to the managed portfolio. Delinquent loans for the owned portfolio were 10.1% and 7.6% as of December 31, 2001 and 2000, versus 9.4% and 8.3% on a managed basis. Net principal charge-offs in the owned credit card portfolio were 14.5% and 23.5% for the years ended December 31, 2001 and 2000, versus 11.0% and 9.7% on a managed basis. The higher level of sub-prime loans on an owned basis as of December 31, 2000 reflects the Company's partially secured card program, which was discontinued in early 2001. The higher level of owned charge-offs in both 2001 and 2000 are also principally due to the partially secured card program.

     During 2000 and 2001, the Company completed an industry competitive analysis which indicated that our credit limits to our customers were significantly below those offered by our competitors to comparable customers. The average account balance as of December 31, 2001 was $1,389 on an owned basis and $2,415 on a managed basis, and the average account balance as of December 31, 2000 was $639 on an owned basis and $2,077 on a managed basis.

     Servicing, Billing and Payment

     We have established a relationship with First Data Resources, Inc. ("FDR") for cardholder processing services. FDR is a subsidiary of First Data Corporation, a provider of information processing and related services, including cardholder processing (services for financial institutions which issue credit cards to cardholders), and merchant processing (services for financial institutions which make arrangements with merchants for the acceptance of credit cards as methods of payment). FDR provides the following services for us:

o    data processing;

o    credit card reissuance;

o    monthly statements; and

o    interbank settlement.

     Our processing services agreement with FDR expires in 2011. We handle the following functions internally:

o    applications processing; and

o    back office support for mail inquiries and fraud management.

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

     We assess an annual fee on some credit card accounts. We may waive the annual fee, or a portion thereof, in connection with the solicitation of new accounts depending on the credit terms offered, which we determined based on the prospect's risk profile prior to solicitation, or when we determine a waiver to be appropriate considering the account's overall profitability. In addition to the annual fee, we charge accounts other fees, including:

o a late fee with respect to any unpaid monthly balance if we do not receive the required minimum monthly payment by the due date;

o    a cash advance fee for each cash advance;

o a fee with respect to each check submitted by a cardholder in payment of an account, which the cardholder's bank does not honor;

o an overlimit charge if, at any time during the billing cycle, the total amount owed exceeds the cardholder's credit line by an amount consistent with the cardholder agreement; and

o    card processing or application fees for some credit card offers.

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

     Delinquency, Collections and Charge-offs

     We consider an account delinquent if we do not receive a payment due within 25 days from the closing date of the statement. Once an account becomes delinquent, the equivalent of three minimum payments must be received before we re-age the account to current. We handle collections internally, and we determine the appropriate collection action to take by using the adaptive control system, which continually monitors all delinquent accounts. We close accounts that become 60 days contractually delinquent, but do not necessarily charge them off. We charge off and take accounts as a loss either:

o    within 60 days after formal notification of bankruptcy;

o at the end of the month during which most unsecured accounts become contractually 180 days past due; or

o at the end of the month during which unsecured accounts that have entered into a credit counseling or other similar program and later become contractually 120 days past due and at the end of the month during which partially secured accounts become contractually 120 days past due.

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

     We primarily securitize receivables by selling the receivables either to our proprietary trust, the Metris Master Trust, or to bank-sponsored single-seller and multi-seller commercial paper conduits.

     The Metris Master Trust

     The Metris Master Trust ("Master Trust") was formed in May 1995 pursuant to a pooling and servicing agreement, as amended. Metris Receivables, Inc. ("MRI"), one of our subsidiaries, transfers receivables in designated accounts to the Master Trust in exchange for proceeds and an interest in the Master Trust. MRI may then exchange portions of this interest for one or more series of securities which it may then sell publicly or privately to third-party investors. The securities each represent undivided interests in all of the receivables in the Master Trust, and may be split into separate classes which have different terms. The different classes of an individual series are structured to obtain specific credit ratings. As of December 31, 2001, 15 series of publicly issued securities were outstanding. We currently retain the most subordinated class of securities in each series and sell all the other classes.

     Generally, each series involves an initial reinvestment period, referred to as the "revolving period," in which principal payments on receivables allocated to such series are returned to MRI and reinvested in new receivables arising in the accounts. After the revolving period ends, principal payments allocated to the series are then accumulated and used to repay the investors. This period is referred to as the accumulation period, and is followed by a controlled amortization period wherein investors are repaid their invested amount. Currently, the Master Trust has two series in an accumulation period and no series in a controlled amortization period. The scheduled accumulation and amortization periods are set in the agreements governing each series. However, all series set forth certain events by which accumulation and amortization can be accelerated, referred to as "early amortization." Usually, this would occur if the portfolio collections, less charge-offs for bad debt, financing costs and operational costs, drop below zero. New receivables in designated accounts cannot be funded while a series is in early amortization. We currently do not have any series that are in early amortization.

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

     Bank-Sponsored Conduit Programs

     We maintain flexibility in our current funding program by maintaining primarily bank-sponsored commercial paper conduits. These conduits purchase an interest in receivables arising in designated accounts. These transactions also feature a revolving period in which principal payments on receivables allocated to the conduits are returned to us and reinvested in new receivables. These agreements also have early amortization triggers. Finance charge collections are used to pay certain obligations, including servicing fees, interest on the principal amount of the conduits investment in the applicable receivables, and recouping charge-offs. After such allocation, remaining finance charge collections, if any, are returned to us.

     Additional information regarding asset securitization is set forth under the caption "Liquidity, Funding and Capital Resources" on pages 51 through 55 of this Report.

     Bank-Sponsored Deposit Programs

     Direct Merchants Credit Card Bank, N.A. initiated a jumbo certificate of deposit (CD) program in March 1999. The CDs are issued in increments of $100,000 by FDIC registered investment brokers. The broker is responsible for marketing through its retail sales force, customer service and information distribution, customer record maintenance and tax reporting. The CDs offered have fixed interest rates and original maturities ranging from 6 months to 5 years.

     In May 2000, Direct Merchants Credit card Bank, N.A. began offering jumbo CDs directly to investors via advertising in local and national newspapers, in addition to posting rates on several websites. The direct program is run in conjunction with the brokered program with similar terms.

     Recovery Asset Collections and Sales

     magnUS Services, Inc. ("magnUS"), our wholly-owned third-party collection agency, services both pre- and post-charged-off debt from a variety of sources. magnUS manages the Direct Merchants Bank charged off portfolio from initial charge-off through account resolution, as well as working pre-determined delinquent billing cycles, prior to an account being charged off. Additionally, magnUS services charged-off debt from other third parties and purchased portfolios. magnUS uses sophisticated modeling techniques to target collection efforts toward customers with a high probability of securing payment. Revenue is generated based on collection efforts through contracted contingency rates with third parties. Revenue for purchased portfolios is recognized through accretion accounting.

     Enhancement Services

     We market enhancement services in three principal lines of business:

     Credit protection and insurance products, including:

o credit account protection benefits arising from death, unemployment, disability or family leave; and

o    third-party insurance offered directly to our credit card customers.


     Membership products, including:

o membership benefit programs in categories such as credit bureau monitoring, fraud prevention and resolution, travel, credit card purchase protection or automotive assistance.


     Warranty products, including:

o    extended service plans for third party retail products; and

o    warranties for home appliances, systems and electronics.


     We currently market the following programs:

Credit Protection and Insurance Products
----------------------------------------

     Credit protection and insurance products are sold exclusively to Direct Merchants Bank credit card customers.

     Account Protection PlusSM is a program that will waive the balance of a customer's Direct Merchants Bank credit card account (up to the credit limit) in the event of the cardholder's death. It further protects this account in the event of involuntary unemployment, disability or the need to take a Family Medical Leave Act leave of absence from employment. In these situations, the customer's account is "frozen" with no payments due or interest accruing up to the maximum period of time permissible for each event.

     Account Benefit Plan is a program that will waive the balance of a customer's Direct Merchants Bank credit card account (up to the credit limit) in the event of the cardholder's death.

     Credit Life Insurance offers our credit card customers traditional life insurance benefits that will pay the balance of the Direct Merchants Bank credit card account in the event of the cardholder's death. Additional coverage may be available on a state-by-state basis that will pay the minimum payment due on the covered account in the event of unemployment or disability. The insurance benefits are offered by insurance companies that reinsure those policies with ICOM Limited, our captive insurance subsidiary.

     Syndicated Insurance Products. We cooperate with a variety of insurance companies to sell their regulated products to Direct Merchants Bank customers. These transactions may follow different constructs. In the simplest, the insurance company pays us a fee for access to a select list of customers, the opportunity to leverage

Direct Merchants Bank's name during solicitation and billing processes that we support. When it is in our best interest, we acquire the marketing margin associated with product sales. In this construct, our licensed insurance agency, MES Insurance Agency, LLC, manages all customer solicitation and its expense in exchange for commission. Lastly, in low risk products, our captive insurance company, ICOM Limited, re-insures the risk of the policies sold. This may range from a minority percentage to all risk of loss. In this situation, the administrative costs of servicing these policies are borne by us.


Membership Products
-------------------

     Membership products are sold to customers of Direct Merchants Bank, customers of third-party partners, and directly to consumers.

     DirectAlert(R) helps members monitor and review their credit report through the following benefits:

o unlimited access to their credit report in easy to read paper or electronic (online) formats;

o    regular monitoring updates detailing changes in their credit bureau report;

o    information about inquiries or new trade lines opened in their name; and

o    access to expert information to assist with handling disputes.

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

     PurchaseShield(R) is a membership program that offers various levels of purchase protection to its members. Eligible purchases made on members' credit cards are protected with the following benefits:

o    extended manufacturers warranty;

o    sale price protection; and

o    product return guarantee.

     In addition, PurchaseShield(R) offers its members a household repair rebate that can be used on certain in-home electro-mechanical item repairs. This program is administered internally, and all revenues and expenses are our responsibility.

     RoadSaverSM provides members with emergency roadside assistance, an automotive mechanic helpline, customized trip planning, and car buyer information services. Members are covered regardless of the car in which they are traveling, and a single RoadSaverSM membership covers all household family members.

     TripSaverSM gives members a broad array of travel benefits - access to a full service travel agency, driving vacation packages, restaurant and entertainment discounts, automotive maintenance rebates and other special travel offers.

 Warranty Products
 -----------------

     Extended Service Plans. We issue and administer extended service plans that provide warranty coverage beyond the manufacturer's warranty period. In general, the extended service plans that we issue and administer provide customers with the right to have their covered purchases repaired, replaced, or in certain circumstances, the purchase price of the product refunded, within certain limits that we determine. The extended service plans that we have historically sold were to customers of Fingerhut, and with the likely conclusion of catalog sales operations at Fingerhut, we anticipate these programs to be in run-off. We will issue and administer the following programs over a period of up to three years based upon the original term purchased by a consumer. We are responsible for all claims made during this period.

     ServiceEdge(R) is an extended service plan issued and administered by us for consumer electronics and other electro-mechanical items. ServiceEdge(R) customers have the right to have their purchases repaired or replaced in the event of electrical or mechanical failure or defects in materials and workmanship for covered events after the manufacturer's warranty expires.

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

     Home Warranties offer consumers a bundled coverage of existing home appliances, electronics, heating, ventilation, or air conditioning systems, plumbing and electrical service. These are relatively common products that protect the consumer beyond the usual manufacturer's warranty. We issue and administer products that offer a variety of coverages. We are responsible for all revenues and claims costs of these products. These products are marketed to the customers of Direct Merchants Bank and our third party partners, as well as to the broad market.

     Home ServiceEdgeSM covers repairs for up to 11 major home appliances and systems. It is targeted toward homeowners or consumers who have responsibility for the upkeep of their kitchen and utility appliances, and home heating/cooling systems. The plan will assist the customer in locating and arranging for repair service for covered products. In the event that a covered product cannot be fixed, we will pay a set dollar amount toward the replacement of the product. Home ServiceEdgeSM offers several different coverage and price point options to customers based upon their individual need.

     Home Electronics Warranty covers common consumer home electronics, principally audio-visual products. We have designed this product to appeal to a broad spectrum of consumers, whether they are homeowners or renters.

Competition

     As a marketer of consumer lending products, we compete with numerous providers of financial services, many of which have greater resources than we do. In particular, our credit card business competes with national, regional and local bankcard issuers as well as other general purpose credit and debit card issuers. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features; as a result, customer loyalty is often limited. However, we believe that our strategy of focusing on the moderate-income sector and our proprietary prospect database, proprietary models and internal credit scores allow us to compete effectively in the market for moderate-income cardholders. There are numerous competitors in the enhancement services market, including insurance companies, financial services institutions and other membership-based or consumer-enhancement service providers.


Regulation

     The Company and Direct Merchants Bank

     Direct Merchants Bank is a limited purpose credit card bank chartered as a national banking association. It is a member of the Federal Reserve System. Its deposits are insured by the Bank Insurance Fund which is administered by the Federal Deposit Insurance Corporation ("FDIC") and it is subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency ("OCC"), its primary regulator. It is also subject to regulation by the FDIC, as a back-up regulator. Direct Merchants Bank is not a "bank" as defined under the Bank Holding Company Act of 1956 ("BHCA"), as amended, because it:

o    engages only in credit card operations;

o does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others;

o does not accept any savings or time deposits of less than $100,000, except for deposits pledged as collateral for extensions of credit;

o    maintains only one office that accepts deposits; and

o    does not engage in the business of making commercial loans.

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

     Dividends and Transfers of Funds

     There are various federal law limitations on the extent to which Direct Merchants Bank can finance or otherwise supply funds to MCI and its affiliates through dividends, loans or otherwise. These limitations include:

o    minimum regulatory capital requirements;

o restrictions concerning the payment of dividends out of net profits or surplus; and

o Sections 23A and 23B of the Federal Reserve Act governing transactions between a bank and its affiliates.

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

     Capital Adequacy

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the banking agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation. FDICIA also provides that regulatory action may be taken against a bank that does not meet such standards.

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

     Under FDICIA, only "well-capitalized" and "adequately-capitalized" banks may accept brokered deposits. Direct Merchants Bank may accept deposits as part of its funding and began issuing certificates of deposit ("CDs") in the first quarter of 1999. These CDs are issued through third-party registered deposit brokers and directly to the public in increments of $100,000 or more.

     Lending Activities

     Direct Merchants Bank's activities as a credit card lender are also subject to regulation under various federal consumer protection laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act ("CRA") and the Soldiers' and Sailors' Civil Relief Act. Regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order Direct Merchants Bank to pay restitution to injured cardholders. Cardholders may also bring actions for certain alleged violations of such regulations. Federal and state bankruptcy and debtor relief laws also affect Direct Merchants Bank's ability to collect outstanding balances owed by cardholders who seek relief under these statutes.

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

     Fair Credit Reporting Act

     The Fair Credit Reporting Act ("FCRA") regulates consumer reporting agencies. Under the FCRA, an entity risks becoming a consumer reporting agency if it furnishes consumer reports to third parties. A consumer report is a communication of information which bears on a consumer's creditworthiness, credit capacity, credit standing or certain other characteristics and which is collected or used or expected to be used to determine the consumer's eligibility for credit, insurance, employment or certain other purposes. The FCRA explicitly excludes from the definition of consumer report a report containing information solely as to transactions or experiences between the consumer and the entity making the report. An entity may share consumer reports with any of its affiliates so long as that entity provides consumers with an appropriate disclosure and an opportunity to opt out of such affiliate sharing.

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

  Name                     Age              Position

  Ronald N. Zebeck         47      Chairman and Chief Executive
                                     Officer

  David D. Wesselink       59      Vice Chairman

  William R. Anderson      44      Executive Vice President,
                                   Enhancement Services

  Richard G. Evans         53      Executive Vice President,
                                   General Counsel and Secretary

  Patrick J. Fox           46      Executive Vice President, Business
                                   Development; President, Direct
                                 Merchants Bank

  Joseph A. Hoffman        44      Executive Vice President, Consumer
                                   Credit Card Marketing/Operations

  Matthew S. Melius        36      Executive Vice President, Credit
                                 Risk Management

  Jon B. Mendel            50      Executive Vice President, Human
                                    Resources

  David R. Reak            43      Executive Vice President, Risk
                                   Management/Recovery

  Benson K. Woo            47      Chief Financial Officer

  Dan N. Piteleski         51      Senior Vice President, Chief
                                   Information Officer

  John A. Witham           50      Senior Vice President, Finance

  Ralph A. Than            41      Senior Vice President, Treasurer

  Mark P. Wagener          41      Senior Vice President, Controller


     Ronald N. Zebeck has been our Chairman and Chief Executive Officer since May 2000 and previously served as President and Chief Executive Officer since our incorporation in August 1996. Mr. Zebeck has been President of Metris Direct, Inc. since March 1994 and has served as Chairman of the Board of Direct Merchants Bank since August 1995. Prior to joining us, Mr. Zebeck was Managing Director, GM Card Operations of General Motors Corporation from 1991 to 1993, Vice President, Marketing and Strategic Planning of Advanta Corporation (Colonial National Bank USA) from 1987 to 1991, Director of Strategic Planning of TSO Financial (later Advanta Corporation) from 1986 to 1987, and held various credit card and credit-related positions at Citibank affiliates from 1976 to 1986. Mr. Zebeck is also a director of MasterCard International, Inc.

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

     John A. Witham has been Senior Vice President, Finance since June 2002. Mr. Witham previously held the position of Executive Vice President, Chief Financial Officer of Bracknell Corporation from November 2000. Prior to Bracknell, he served as Executive Vice President, Chief Financial Officer of Arcadia Financial Ltd. from 1994 to 2000. Prior to Arcadia, Mr. Witham served as Senior Vice President, Finance of various operating units of PHH Corporation from 1985 to 1994.

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


Risk Factors

     This Annual Report on Form 10-K/A contains certain forward-looking statements and information relating to MCI that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from such statements. You should not place undue reliance on these forward-looking statements as they speak only of our views as of the date the statement was made and are not a guarantee of future performance.

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

o    our ability to attract new cardholders;

o    growth in both existing and new account balances;

o the degree to which we lose accounts and account balances to competing card issuers;

o    levels of delinquencies and losses;

o    the availability of funding, including securitizations, on favorable terms;

o general economic and other factors such as the rate of inflation, unemployment levels and interest rates, which are beyond our control;

o    our ability to acquire and integrate portfolios; and

o    stability and growth in management.

     Our continued growth also depends on our ability to manage this growth effectively. Factors that affect our ability to successfully manage growth include:

o    retaining and recruiting experienced management personnel;

o finding and adequately training new employees; o cost-effectively expanding our facilities;

o    growing and updating our management systems; and

o    obtaining capital when needed.

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

o    we cannot successfully market credit cards to new customers;

o    existing credit card customers close accounts voluntarily or involuntarily;

o    existing enhancement services customers cancel their services;

o we cannot form marketing alliances with other third parties or existing marketing alliances with third parties terminate; or

o new or restrictive federal or state regulations limit our ability to market or sell enhancement services.

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

     CD Program

     Direct Merchants Bank issues certificates of deposit in increments of $100,000 or more. We expect to use the proceeds of these deposits to fund our operations and growth. In order to maintain our current level of access to the certificate of deposit market, Direct Merchants Bank must maintain a "well-capitalized" rating, as that rating is defined by the OCC. If it does not do so, Direct Merchants Bank may be required to modify the program and may not be able to accept additional deposits.

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

     Key elements of our strategy are dependent upon us having adequate available cash. These cash needs include:

o    funding receivable growth through marketing campaigns;

o additional credit enhancement in the case of poor performance of our securitized assets;

o interest and principal payments under our securitizations, our credit agreement, our existing senior notes and other indebtedness;

o    ongoing operating expenses;

o maintenance of the "well-capitalized" status of our subsidiary, Direct Merchants Bank, which is necessary to maintain the CD program;

o    portfolio and business acquisitions;

o fees and expenses incurred in connection with the securitization of receivables and the servicing of them; and

o    tax payments due on receipt of excess cash flow from securitization trusts.

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

     Current and Proposed Regulation and Legislation Limit Our Business
        Activities, Product Offerings and Fees Charged

     Various federal and state laws and regulations significantly limit the activities in which we and Direct Merchants Bank are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we are allowed to charge, limit or prescribe certain other terms of our products and services, require specified disclosures to consumers, govern the sale and terms of products and services we offer and require that we maintain certain licenses, qualifications, or capital requirements (see "Business - Regulation" on pages 19 through 23 of this Report). In some cases, the precise application of these statutes and regulations is not clear. In addition, the regulatory framework at the state and federal level regarding some of our enhancement services is evolving. The regulatory framework affects the design or profitability of such products and our ability to sell certain products. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could adversely affect our profitability or further restrict the manner in which we conduct our activities. The failure to comply with, or adverse changes in, the laws or regulations to which our business is subject, or adverse changes in the interpretation thereof, could adversely affect our ability to collect our receivables and generate fees on the receivables which could have a material adverse effect on our business.

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


Item 2. Properties

     We currently lease our principal executive office space in Minnetonka, Minnesota, consisting of leases for approximately 300,000 and 19,000 square feet. These leases expire in December 2011 and March 2005, respectively. We also lease 15,000 square feet of warehouse space in Minnetonka, Minnesota, which expires in October 2003. Direct Merchants Bank leases office space in Scottsdale, Arizona, consisting of approximately 26,000 square feet. This lease will terminate by advance notice in June 2002. In addition, Direct Merchants Bank purchased a 130,000 square foot building in Scottsdale, Arizona in 1999. This building serves as western regional headquarters for us and Direct Merchants Bank's operation center. In addition, we lease facilities in Tulsa, Oklahoma, White Marsh, Maryland, Jacksonville, Florida, Champaign, Illinois, and Duluth, Minnesota, consisting of approximately 100,000, 115,000, 160,000, 15,000 and 20,000 square feet, respectively. These leases expire in December 2010, September 2007, June 2005, March 2002 and September 2006, respectively. The leased properties in Oklahoma, Maryland, Florida and Duluth, Minnesota support our collections, customer service and back office operations. We also own our Hispanic operations center in Orlando, Florida, which consists of approximately 25,000 square feet. We believe our facilities are suitable to our businesses and that we will be able to lease or purchase additional facilities as needed.

Item 3. Legal Proceedings

     We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations. In July 2000 an Amended Complaint was filed in Hennepin County District Court in Minneapolis, Minnesota against MCI and our subsidiaries Metris Direct, Inc. and Direct Merchants Bank. The complaint seeks damages in unascertained amounts and purports to be a class action complaint on behalf of all credit card accountholders who were issued a credit card by Direct Merchants Bank and were allegedly assessed fees or charges that the cardholder did not authorize. Specifically, the complaint alleges violations of the Minnesota Prevention of Consumer Fraud Act, the Minnesota Deceptive Trade Practices Act and breach of contract. A final settlement approval hearing was held on May 30, 2002, and the Court signed the order granting final approval of the settlement whereby we will pay approximately $5.6 million for attorneys' fees and costs incurred by attorneys for the plaintiffs in separate lawsuits filed in Arizona, California and Minnesota in 2000 and 2001. Under the terms of the settlement we denied any wrongdoing or liability. The time for filing an appeal expired on August 5, 2002, and no appeal was filed. At this time, we are in the process of implementing the terms of the settlement.

     On April 16, 2002, Direct Merchants Bank entered into an agreement with the Office of the Comptroller of the Currency ("OCC") to strengthen the safety and soundness of Direct Merchants Bank's operations. The agreement formalizes recommendations made and requirements imposed by the OCC following an examination of Direct Merchants Bank that covered the 15-month period ended December 31, 2001. On April 17, 2002, MCI filed the agreement with the Securities and Exchange Commission as an exhibit to and incorporated it by reference in a current report on Form 8-K. We filed an amendment to that current report on Form 8-K on October 22, 2002.

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

     In May 2001, the OCC also indicated that it was considering whether to assess civil money penalties against Direct Merchants Bank. On October 17, 2002, the OCC notified Direct Merchants Bank that it will not assess civil money penalties.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information required by Item 201 of Regulation S-K is set forth in the "Summary of Consolidated Quarterly Financial Information and Stock Data" on pages 106 and 107 of this Report.

Item 6.   Table 1: Selected Financial Data

                                                          Year Ended December 31,

(In thousands, except EPS, dividends                                                                   Four-Year
and stock prices)                                                                                       Compound
                                          2001         2000         1999         1998        1997      Growth Rate
                                          ----         ----         ----         ----        ----      -----------
Income Statement Data:
Net interest income .................  $  530,710   $  371,772   $  180,328   $   82,698   $   57,243      74.5%
Provision for loan losses ...........     549,145      388,234      174,800       77,770       43,989      88.0
Other operating income ..............   1,154,457      933,787      623,772      315,480      187,796      57.5
Other operating expense .............     714,154      594,414      437,984      227,160      139,167      50.5
---------------------------------------------------------------------------------------------------------------
Income before income taxes, extra-
    ordinary loss and cumulative
    effect of accounting changes ....     421,868      322,911      191,316       93,248       61,883      61.6
Tax rate ............................        38.3%        38.5%        39.7%        38.5%        38.5%       --
Net income (1) ......................  $  260,291   $  198,591   $  115,363   $   57,348   $   38,058      59.4
---------------------------------------------------------------------------------------------------------------
Per Common Share Statistics:
EPS - diluted (1) ...................  $     2.62   $     2.15   $     1.41   $     0.94   $     0.63      40.7
Stock price (year-end split
    adjusted)........................       25.71        26.31        23.79        16.77        11.42      22.5
Dividends paid (split adjusted) .....       0.040        0.033        0.017        0.013        0.010        --
Book value per common share
    equivalent (split adjusted)(2)...       12.00         9.68         7.38         5.85         3.05      40.8
Shares outstanding (year-end) .......      63,419       62,243       57,919       57,779       57,675        --
Shares used to compute EPS (diluted).      99,366       92,582       76,324       59,905       60,715        --
---------------------------------------------------------------------------------------------------------------
Selected Operating Data:
Total accounts .....................        4,929        4,464        3,680        2,972        2,293      21.1
Year-end credit card loans .........   $2,746,656   $1,179,203   $  145,783   $       --   $       --        --
Year-end assets ....................    4,228,686    3,736,025    2,045,082      945,719      538,662      67.4
Average credit card loans ..........    1,709,989      614,991       20,505           --           --        --
Average interest-earning assets ....    3,955,328    2,707,769    1,303,528      636,133      403,375      77.0
Average assets .....................    3,903,846    2,826,653    1,449,297      774,167      417,903      74.8
Average total equity ...............    1,011,573      759,633      542,050      219,835      158,180      59.0
Year-end deposits ..................    2,058,008    2,106,199      775,381           --           --        --
Year-end debt ......................      647,904      356,066      345,012      310,896      244,000      27.7
Year-end preferred stock ...........      393,970      360,421      329,729      201,100           --        --
Return on average assets (1) .......          6.7%         7.0%         8.0%         7.4%         9.1%       --
Return on average total equity (1) .         25.7%        26.1%        21.3%        26.1%        24.1%       --

Selected Enhancement Services Data:
Revenue:
Credit protection ..................   $  202,300   $  149,421   $  109,502   $   73,773   $   47,550      43.6
Membership products ................       94,695       75,981       31,858       13,301        4,905     109.6
Warranty/other .....................       43,137       40,798       33,731       22,049       12,077      37.5
---------------------------------------------------------------------------------------------------------------
Total revenue ......................      340,132      266,200      175,091      109,123       64,532      51.5
---------------------------------------------------------------------------------------------------------------
Year-end deferred revenue ..........      185,132      199,796      127,541       72,866       35,461      51.2



Year-end deferred acquisition costs.       79,400       74,084       45,837       23,726       15,778      49.8
Total enrollments ..................        3,475        4,809        3,294        2,441        2,143      12.8
Third-party enrollments ............        1,398        1,675        1,336        1,316        1,124       5.6
Active members .....................        5,775        6,067        4,902        3,619        2,997      17.8
Net interest margin ................         13.4%        13.7%        13.8%        13.0%        14.2%       --
Loan loss reserves .................   $  410,159   $  123,123   $   12,175   $       --   $       --        --
Reserves as a percent of 30-day plus
    receivables (3).................        147.7%       138.1%       351.1%          --           --        --
Delinquency ratio (3)(4) ...........         10.1%         7.6%         2.4%          --           --        --
Loan loss reserve ratio ............         14.9%        10.4%         8.4%          --           --        --
Net charge-off ratio (5) ...........         14.5%        23.5%        52.7%          --           --        --


(1) Excluding the one-time, non-cash accounting impacts from the adoption of SFAS 133 in January 2001 for our interest rate derivative instruments, the adoption of Staff Accounting Bulletin No. 101 for our debt waiver products in March 2000, and the extinguishment of the Series B Preferred Stock and 12% Senior Notes and the cancellation of warrants in June 1999.
(2)  Book value is calculated assuming conversion of preferred stock.
(3) Figures as of December 31, 2001 reflect the adoption of FFIEC guidelines on re-aging accounts effective January 1, 2001. Excluding the re-age impact the delinquency ratio as of December 31, 2001 was 9.9%.
(4) Delinquency ratio represents credit card loans that were at least 30 days contractually past due at year-end as a percentage of year-end owned credit card loans.
(5) Net charge-off ratio reflects actual principal amounts charged off, less recoveries, as a percentage of average credit card loans. The net charge-off ratio at December 31, 2001 reflects an additional write-off of $5.0 million resulting from a change in charge-off policy to 120 days from 180 days for accounts that enter into a credit counseling or similar program and later become delinquent.

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

     The provision for loan losses was $549.1 million in 2001 compared to $388.2 million in 2000. The increase relates to the estimated required balance in the allowance for loan losses to cover future charge-offs inherent in our loan portfolio. Increased credit card loans, increased net principal charge-offs, recent delinquency and collection trends, and current economic conditions were factors considered by management in determining the necessary balance in the allowance for loan losses. The net principal charge-off rate was 14.5% in 2001 compared to 23.5% in 2000. The decrease in the net principal charge-off rate is due to run-off of our partially secured portfolio. The delinquency ratio was 10.1% in 2001 compared to 7.6% in 2000. Excluding the FFIEC guidelines on re-aging accounts adopted January 1, 2001, which required us to report an additional $6.5 million in receivables as delinquent as of December 31, 2001, the delinquency ratio was 9.9% in 2001.

     Other operating income increased $220.7 million, or 24%, to $1.1 billion for the year ended December 31, 2001. This increase was primarily due to an increase in net securitization and credit card servicing income of $73.1 million to $517.4 million in 2001 caused by higher finance charge and fee income and lower funding costs on our securitized loan portfolio. The increase in finance charge and fee income is a result of growth in securitized loans. The average investors' interests in loans securitized increased $1.2 billion to $6.7 billion in 2001, compared to $5.5 billion in 2000. Enhancement services revenues increased 28% to $340.1 million in 2001, up from $266.2 million in 2000. These increases were primarily due to the growth in total credit card accounts, an increase in outstanding receivables in the securitized credit card loan portfolio, development of new third-party relationships and the creation of new products.

     Other operating expenses increased to $714.2 million in 2001, compared to $594.4 million in 2000. This increase was primarily due to continued investments in our infrastructure in order to service the growth in our credit card loan portfolio, an increase in overall marketing expenditures and increased amortization on purchased portfolio premiums. Our operating efficiency ratio decreased to 31.1% in 2001 from 32.4% in 2000 due to increased economies of scale and management cost saving initiatives begun in the latter part of 2001.

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

     In September 2000, the Financial Accounting Standards Board issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125, and revises the accounting standards and disclosure requirements for securitizations and transfers of financial assets and collateral. It requires enterprises to recognize, upon transfer of financial assets, the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The recognition and reclassification of collateral and additional disclosures related to securitization transactions and collateral were effective for fiscal years ending after December 15, 2000. The adoption of the new standard did not have a material impact on our financial statements.

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

Critical Accounting Policies

     The Company's accounting policies are identified on pages 68 through 76 of this Report, the most significant of which is our determination of the allowance for loan losses, valuation of retained interests and accounting for deferred origination costs.

Allowance for loan losses

     We maintain an allowance for loan losses sufficient to cover anticipated probable loan losses inherent in the credit card loan portfolio as of the balance sheet date. The allowance is based on management's consideration of all relevant factors including management's assessment of applicable economic and seasonal trends. In addition, we have incorporated updated regulatory guidance regarding analysis and documentation for the allowance for loan losses.

     We segment the loan portfolio into several individual static pools with similar credit risk and time since solicitation (vintage pools), and estimate (based on historical experience and existing environmental conditions) the dollar amount of principal, accrued finance charges and fees in each 30-day delinquency bucket that will not be collected and, therefore, "roll" into the next 30-day bucket and ultimately charge off. We then aggregate these pools into prime and sub-prime portfolios based on the prescribed FICO score cuts and into several other groups such as credit counseling and payment alternative receivables. We also isolate individual pools subsequent to solicitation when the credit risk associated with the pools include higher risk segments, such as our partially secured card program, accounts that are over their credit limit by more than 10% and other programs as deemed necessary. We separately analyze the reserve requirement on each of these groups or portfolios. The impact on the allowance for loan losses for accounts in suspended status under our debt waiver benefits is included in vintage pool roll rate analysis.

     We continually evaluate the homogenous static risk pools using a roll rate model which uses historical delinquency levels and pay-down levels (12 months of historical data, with significant influence given to last six months' performance to capture current economic and seasonal trends), loan seasoning and other measures of asset quality to estimate charge-offs for both credit loss and bankruptcy losses.

     Additionally, in evaluating the adequacy of the loan loss reserves, we consider several subjective factors which may be overlaid into the credit risk roll-rate model in determining the necessary loan loss reserve, including:

o national and economic trends and business conditions, including the condition of various market segments;

o changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery, as well as the experience, ability and depth of lending management and staff;

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

Retained interests

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

     The significant assumptions used for estimating the fair value of the retained interest in loans securitized are as follows:

                                                   At December 31,
                                                     2001  2000
                                                     ---   ----

Annual discount rate (1) .........................    15%   15%
Monthly payment rate .............................     7%    7%
Weighted-average spread (2) ......................    20%   16%
Annual principal, finance charge and fees
   default rate ..................................    18%   16%

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

     At December 31, 2001, the sensitivity of the current fair value of the retained interests to immediate 10 percent changes are as follows:

                                             Impact on Fair Value (in millions)
                                               of a 10% Increase or Decrease
                                               -----------------------------

        Annual discount rate ...........................   $ 15
        Monthly payment rate ...........................      1
        Weighted-average spread ........................    164
        Annual principal, finance charge and fees
           default rate.................................    183

     As the sensitivity indicates, the value of the Company's retained interests on its balance sheet, as well as reported earnings, could differ significantly if different assumptions or conditions would prevail.

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

Net Interest Income

     Net interest income consists primarily of interest earned on our credit card loans and retained interests in loans securitized, less interest expense on borrowings to fund loans. Table 2 provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the years ended December 31, 2001, 2000 and 1999.

Table 2: Analysis of Average Balances, Interest and Average Yields and Rates

                                                                     Year Ended December 31,
                                       -------------------------------------------------------------------------------------
                                                         2001                                         2000
                                                         ----                                         ----
(Dollars in thousands)                   Average                       Yield/         Average                        Yield/
                                         Balance       Interest         Rate          Balance       Interest          Rate
                                         -------       --------         ----          -------       --------          ----
Assets:
Interest-earning assets:
Federal funds sold .................  $    63,981     $     3,115         4.9%     $   144,780     $     9,139          6.3%
Short-term investments .............      286,221          12,372         4.3%          78,697           4,710          6.0%
Credit card loans and
    retained interests in
    loans securitized ..............    3,605,126         681,503         18.9%      2,484,292         490,929         19.8%
                                      -----------     -----------                  -----------     -----------
Total interest-earning assets ......  $ 3,955,328     $   696,990         17.6%    $ 2,707,769     $   504,778         18.6%
Other assets .......................      796,511              --           --         814,053              --           --
Allowance for loan losses and
    retained interest valuation
    allowance.......................     (847,993)             --           --        (695,169)             --           --
                                      -----------                                  -----------
Total assets .......................  $ 3,903,846              --           --     $ 2,826,653              --           --
                                      ===========                                  ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits ...........................  $ 2,110,967     $   127,918          6.1%    $ 1,317,718     $    89,560          6.8%
Debt ...............................      379,159          38,362         10.1%        354,204          43,446         12.3%
                                      -----------     -----------                  -----------     -----------
Total interest-bearing
    liabilities.....................  $ 2,490,126     $   166,280          6.7%    $ 1,671,922     $   133,006          7.9%
Other liabilities ..................      402,147              --           --         395,098              --           --
                                      -----------                                  -----------
Total liabilities ..................    2,892,273              --           --       2,067,020              --           --

Stockholders' equity ...............    1,011,573              --           --         759,633              --           --
                                      -----------                                  -----------
Total liabilities and equity .......  $ 3,903,846              --           --     $ 2,826,653              --           --
                                      ===========                                  ===========
Net interest income and
    interest margin (1).............           --     $   530,710         13.4%             --     $   371,772          13.7%
Net interest rate spread (2) .......           --              --         10.9%             --              --          10.7%


(1) We compute net interest margin by dividing net interest income by average total interest-earning assets.
(2) The net interest rate spread is the yield on average interest-earning assets minus the funding rate on average interest-bearing liabilities.


Table 2: Analysis of Average Balances, Interest and Average Yields and Rates
(continued)

                                                                    Year Ended December 31,
                                                         ---------------------------------------
                                                                             1999
                                                                             ----
(Dollars in thousands)                                     Average                        Yield/
                                                           Balance         Interest        Rate
                                                           -------         --------        ----
Assets:
Interest-earning assets:
Federal funds sold ...................................   $    90,748     $     4,477        4.9%
Short-term investments ...............................        45,708           2,298        5.0%
Credit card loans and retained
    interests in loans securitized ...................     1,167,072         229,394       19.7%
                                                         -----------     -----------
Total interest-earning assets ........................   $ 1,303,528     $   236,169       18.1%
Other assets .........................................       651,227              --         --
Allowance for loan losses and retained
    interest valuation allowance .....................      (505,458)             --         --
                                                         -----------
Total assets .........................................   $ 1,449,297              --         --
                                                         ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits .............................................   $   328,035     $    19,329        5.9%
Debt .................................................       323,260          36,512       11.3%
                                                         -----------     -----------
Total interest-bearing liabilities ...................   $   651,295     $    55,841        8.6%
Other liabilities ....................................       255,952              --         --
                                                         -----------
Total liabilities ....................................       907,247              --         --
Stockholders' equity .................................       542,050              --         --
                                                         -----------
Total liabilities and equity .........................   $ 1,449,297              --         --
                                                         ===========
Net interest income and interest
    margin (1) .......................................            --     $   180,328       13.8%
Net interest rate spread (2) .........................            --              --        9.5%


(1) We compute net interest margin by dividing net interest income by average total interest-earning assets.
(2) The net interest rate spread is the yield on average interest-earning assets minus the funding rate on average interest-bearing liabilities.

     Net interest income for the year ended December 31, 2001 was $530.7 million, compared to $371.8 million in 2000, an increase of $158.9 million. This increase was primarily due to a $1.1 billion increase in average loans and retained interests over the comparable period in 2000 offset by a decrease in net interest margins. The net interest margin decreased to 13.4% for the year ended December 31, 2001, from 13.7% for the year ended December 31, 2000. The decrease in net interest margin is primarily due to the fixed interest rates on Direct Merchants Bank's certificates of deposit used to fund variable rate credit card loans in a decreasing interest rate environment.

     Net interest income is affected by changes in the average interest rate earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, in addition to changes in the volume of interest-earning assets and interest-bearing liabilities. Table 3 presents the effects of changes in average volume and interest rates on individual financial statement line items on an owned basis.

         Risk-Based Pricing

     We price credit card offers based on a prospect's risk profile prior to solicitation or upon receipt of a completed application. We evaluate a prospect to determine credit needs, credit risk, and existing credit availability and then develop a customized offer that includes the most appropriate product, brand, pricing and credit line. After customers open credit card accounts, we periodically monitor customers' internal and external credit performance and periodically recalculate behavior, revenue, attrition and bankruptcy predictors. We re-evaluate customers' risk profiles on a regular basis, and the lending relationship can evolve to include more competitive (or more restrictive) pricing and product configurations. In our analyses, we consider the overall profitability of accounts, using both credit information and the profitability from selling enhancement services to customers.

Table 3: Changes in Net Interest Income

                                            Year Ended December 31,                 Year Ended December 31,
                                                 2001 vs. 2000                           2000 vs. 1999
                                      -----------------------------------------------------------------------

                                     Increase        Change due to*                       Change due to*
(Dollars in thousands)              (Decrease)     Volume        Rate       Increase    Volume        Rate
                                    ----------    -------        ----       --------    ------        ----

Interest Income:
Federal funds sold ..............   $  (6,024)   $  (4,273)   $  (1,751)   $   4,662   $   3,173    $   1,489
Short-term investments ..........       7,662        8,564         (902)       2,412       1,909          503
Credit card loans and retained
   interests in loans securitized
                                      190,574      210,856      (20,282)     261,535     260,294        1,241
                                    ---------    ---------    ---------    ---------   ---------    ---------
Total interest income ...........     192,212      188,038        4,174      268,609     262,776        5,833
Deposit interest
   expense ......................      38,358       46,785       (8,427)      70,231      66,832        3,399
Other interest expense ..........      (5,084)       3,423       (8,507)       6,934       3,653        3,281
                                    ---------    ---------    ---------    ---------   ---------    ---------
Total interest expense ..........      33,274       49,434      (16,160)      77,165      80,927       (3,762)
                                    ---------    ---------    ---------    ---------   ---------    ---------
Net interest income .............   $ 158,938    $ 138,604    $  20,334    $ 191,444   $ 181,849    $   9,595
                                    =========    =========    =========    =========   =========    =========

* The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. We calculate changes in income and expense independently for each caption in the analysis. The totals for the volume and rate columns are not the sum of the individual lines.

Asset Quality

     Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts. At December 31, 2001, 33% of our outstanding receivables balance was from accounts that have been with us in excess of two years, and 22% of outstanding receivables were with us in excess of four years.

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

     Delinquencies

     Delinquencies not only have the potential to affect earnings in the form of net loan losses, but they are also costly in terms of the personnel and other resources dedicated to their resolution. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until we charge off the account. In 2001, we adopted the FFIEC (Federal Financial Institutions Examination Council) guidelines with respect to credit card issuers that permitted the re-aging of past due accounts to current status only after receiving the equivalent of three minimum payments or one lump sum equivalent. Furthermore, accounts can only be re-aged to current statue once every twelve months and two times every 5 years. Prior to the implementation of these guidelines, credit card issuers were allowed to re-age accounts after receipt of only one minimum payment. The impact of the guidelines was an increase delinquent receivables by $6.5 million as of December 31, 2001. Table 4 presents the delinquency trends of our credit card loan portfolio.

Table 4: Loan Delinquency


                      December 31,     % of          December 31,       % of          December 31,       % of
                           2001        Total             2000           Total              1999          Total
                           ----        -----             ----           -----              ----          -----

(Dollars in
thousands)
Loan Portfolio ....    $2,746,656        100%       $1,179,203          100%         $  145,783           100%

Loans contractually
   Delinquent:
   30 to 59 days ..        87,603        3.2%           27,837           2.4%               922           0.6%
   60 to 89 days ..        66,647        2.4%           22,074           1.9%               818           0.6%
   90 or more days        123,528        4.5%           39,257           3.3%             1,728           1.2%
                       ----------       ----        ----------          ----         ----------           ---
      Total .......    $  277,778       10.1%       $   89,168           7.6%        $    3,468           2.4%
                       ==========       ====        ==========          ====         ==========           ===

     The 250 basis point increase during 2001 in the delinquency rates over 2000 primarily reflects seasoning in the portfolio, a deterioration in the economy and the adoption of FFIEC guidelines on re-aging accounts effective January 1, 2001, which required us to report an additional $6.5 million of receivables as delinquent as of December 31, 2001. Without the impact of the FFIEC guidelines, the delinquency ratio was 9.9% as of December 31, 2001.

     Net charge-offs

     Net charge-offs are the principal amount of losses from accountholders unwilling or unable to make minimum payments, bankrupt accountholders and deceased accountholders less current period recoveries. Net charge-offs exclude accrued finance charges and fees which are charged against the related income at the time of charge-off. During the quarter ended December 31, 2001 we changed our charge-off policy to 120 days from 180 days for accounts that enter into a credit counseling or similar program and later become delinquent. With the concurrence of regulatory authorities we concluded that these accounts should be treated as closed-end loans and charged off after 120 days under FFIEC policy. This change resulted in an additional write-off of $5.0 million in 2001. During the quarter ended March 31, 2000, we changed our policy for partially secured card accounts to charge off accounts that are 120 days contractually delinquent rather than 180 days. This change was made based on our experience that secured card customers who are 120 days delinquent more closely resemble recovery accounts.

     Table 5 presents our net charge-offs for the periods indicated as reported in the consolidated financial statements:

Table 5: Net Charge-offs
                                                 Year Ended December 31,
                                        ---------------------------------------
                                           2001         2000          1999

 (Dollars in thousands)


     Average credit card loans
         outstanding .................  $1,709,989    $  614,991    $    20,505
     Net charge-offs .................     247,576       144,540         10,797
     Net charge-off ratio ............        14.5%         23.5%          52.7%
                                        ==========    ==========    ===========


     Provision and Allowance for Loan Losses

     We make provisions for loan losses in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future loan losses, net of recoveries, inherent in the existing loan portfolio.

     The economy has slowed down significantly over the last year, exacerbated by the terrorist attacks on September 11, 2001. This changing environment has caused our delinquencies and losses to increase from prior years' levels. Some of the actions we are taking to mitigate this slowdown include expanding our collections strategies to aggressively address any potential delinquency increases and utilizing our recovery staff to work on precharge-off receivables. We also leverage forbearance programs and credit counseling services for qualifying cardholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees and other incentives to induce the customer to continue making payments. The amount of customer receivables in forbearance programs was $129.9 million or 5% of total credit card loans as of December 31, 2001. The amount of receivables in forbearance programs decreased to $99.7 million as of February 28, 2002 as a result of tighter approval standards in our programs.

     For purposes of assessing the adequacy of loan loss reserves, we segment the loan portfolio into several individual static pools with similar credit risk and time since solicitation (vintage pools), and estimate (based on historical experience and existing environmental conditions) the dollar amount of principal, accrued finance charges and fees in each 30-day delinquency bucket that will not be collected and, therefore, "roll" into the next 30-day bucket and ultimately charge off. We then aggregate these pools into prime and sub-prime portfolios based on the prescribed FICO score cuts and into several other groups such as credit counseling and payment alternative receivables. We also isolate individual pools subsequent to solicitation when the credit risk associated with the pools include higher risk segments, such as our partially secured card program, accounts that are over their credit limit by more than 10% and other programs as deemed necessary. We separately analyze the reserve requirement on each of these groups or portfolios. The impact on the allowance for loan losses for accounts in suspended status under our debt waiver benefits is included in vintage pool roll rate analysis.

     We continually evaluate the homogenous static risk pools using a roll rate model which uses historical delinquency levels and pay-down levels (12 months of historical data, with significant influence given to last six months' performance to capture current economic and seasonal trends), loan seasoning and other measures of asset quality to estimate charge-offs for both credit loss and bankruptcy losses.

     Additionally, in evaluating the adequacy of the loan loss reserves, we consider several subjective factors which may be overlaid into the credit risk roll-rate model in determining the necessary loan loss reserve, including:

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

     Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses maintained at Direct Merchants Bank (essentially those loans not sold via securitization or third-party conduit financing relationships). Such agencies may require that we recognize additions to the allowance based on their judgment about information available to them at the time of their examination. In determining the allowance for loan losses for credit card loans held by Direct Merchants Bank, we have taken into consideration the Office of the Comptroller of the Currency ("OCC") guidance for subprime lending programs. Under these guidelines, we are required to maintain an allowance for loan losses of at least twelve months' future charge-offs on all loans considered subprime (primarily those loans with a FICO score of 660 or below or with damaged credit histories).

     The provision for loan losses for the year ended December 31, 2001, totaled $549.1 million compared to a provision of $388.2 million in 2000. The increase in the provision for loan losses in 2001 compared to 2000 reflects the growth in credit card loans, an increase in delinquencies and the current economic environment.

     The allowance for loan losses was $410 million as of December 31, 2001, versus $123 million as of December 31, 2000. Our roll rate models indicated our required allowance for loan losses was in the range of $380 million to $410 million as of December 31, 2001, versus $105 million to $115 million as of December 31, 2000. The ratio of allowance for loan losses to period-end credit card loans was 14.9% at December 31, 2001 compared to 10.4% at December 31, 2000. The allowance for loan losses as a percentage of 30-day plus receivables was 147.7% at December 31, 2001 compared to 138.1% at December 31, 2000. The increase in the allowance as a percentage of loans and as a percentage of 30-day plus receivables reflects a deterioration in the economy and the impact of seasoning in the loan portfolio, which has caused higher delinquency levels in the loan portfolio.

     We believe the allowance for loan losses is adequate to cover probable future losses inherent in the loan portfolio under current conditions. However, we cannot give assurance as to future credit losses that may be incurred in connection with our loan portfolio, nor can we provide assurance that the established allowance for loan losses will be sufficient to absorb future losses. During the past three years, annual net charge-offs have exceeded the beginning allowance for loan losses. This is primarily attributable to the following factors:

o the allowance for loan losses takes into consideration losses inherent in the portfolio as of the balance sheet date and does not consider future growth in the portfolio (i.e., new accounts generated after the balance sheet date or new charges on existing accounts).

o the impact of acquisitions, which occur subsequent to the balance sheet date.

o the impact of reclassifying retained interests in loans securitized to credit card loans due to the maturing of bank conduits that were accounted for as a sale under FAS 140.

     Retained Interests Valuation

     We determine the fair value of the retained interests by calculating the present value of future expected cash flows using management's best estimate of key assumptions, including credit losses, weighted-average spreads, payment rates, and a discount rate commensurate with the risk involved.

     We record a valuation allowance to reduce the contractual value of the retained interests in loans securitized to fair value. The following summarizes our retained interests as of December 31, 2001, 2000 and 1999:

Table 6: Retained Interests in Loans Securitized

                                                       Year Ended December 31,
                                 2001           Change           2000           Change           1999
                                 ----           ------           ----           ------           ----
Gross retained interests.    $ 1,263,655     $  (760,026)    $ 2,023,681     $   406,455     $ 1,617,226
Valuation allowance .....       (537,499)        103,353        (640,852)        (33,999)       (606,853)
                             -----------     -----------     -----------     -----------     -----------
Net retained interests ..    $   726,156     $  (656,673)    $ 1,382,829     $   372,456     $ 1,010,373
                             ===========     ===========     ===========     ===========     ===========

     Gross retained interests in loans securitized decreased $760.0 million to $1.3 billion in 2001, compared to $2.0 billion in 2000. In 2001, a bank conduit that was accounted for as a sale under SFAS 140 matured. As a result, approximately $855 million of receivables that were classified as retained interests in loans securitized as of December 31, 2000 were classified as credit card loans in 2001. The decrease was offset by the retained interests on the growth in receivables funded through the Master Trust. The $406.5 million increase in gross retained interests during 2000 reflects growth in our overall business, requiring increased funding in our Master Trust. During 2001, the valuation allowance decreased by $103.4 million primarily due to the lower gross retained interests and the widening of excess spreads seen in the Master Trust. The projected weighted-average spread increased from 16% as of December 31, 2000 to 20% as of December 31, 2001. The increase in the projected weighted-average spread was due to lower cost of funds and the impact of interest rate floors on credit card accounts. The weighted-average spread less default rate was 2% as of December 31, 2001, compared to zero as of December 31, 2000. The projected default rate increased from 16% as of

     December 31, 2000 to 18% as of December 31, 2001. The increase in the projected default rate was due to increased delinquencies in the Master Trust and the overall deterioration in the economy. The increase in the projected default rate caused an approximate $170 million increase in the valuation allowance, which was more than offset by the increase in the projected weighted-average spread and the decrease in the gross retained interests. During 2000, we recorded a $34 million increase in the valuation allowance, which is primarily due to increases in the gross retained interests.

Other Operating Income

     Other operating income contributes substantially to our results of operations, representing 69% and 72% of total revenues for the years ended December 31, 2001 and 2000, respectively. Other operating income increased $220.7 million for the year ended December 31, 2001 over 2000.

     Net securitization and credit card servicing income increased $73.1 million to $517.4 million in 2001. The increase was primarily due to an increase in servicing revenue and the change in the retained interests valuation expense needed to record the retained interests at fair value. Servicing revenue increased approximately $30 million to $159 million for the year ended December 31, 2001 caused by an increase of approximately $1.2 billion in average securitized receivables. The retained interests valuation expense decreased $27.3 million for the year ended December 31, 2001 versus the year ended December 31, 2000.

     Credit card fees, interchange and other credit card income was $296.9 million in 2001, an increase of $73.6 million over 2000. The increase is primarily the result of growth in our credit card portfolio and the retained interests in loans securitized. Average credit card loans and retained interests were $3.6 billion in 2001 and $2.5 billion in 2000.

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

     During 2001 and 2000, we entered into interest rate cap and interest rate swap transactions. We enter into interest rate caps through our subsidiary, Metris Receivables, Inc. ("MRI") on behalf of Master Trust investors. Interest rate caps are purchased on each of MRI's securitized debt issuances.

     We entered into interest rate swap transactions through Direct Merchants Bank. The swaps are used to effectively convert a portion of the fixed rate certificates of deposit ("CDs") to variable rate CDs, and thus hedge the fair market value of the CDs. The CDs expose us to variability in the fair value in rising or declining interest rate environments. By converting the fixed payment to a variable payment, the interest rate swaps effectively reduce the variability of the fair market value of the CDs.

     We account for these contracts in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The change in the fair value of the derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative qualifies as a hedge, the accounting treatment for the change in fair value varies based on the type of risk being hedged. The monthly interest rate differential to be paid or received on these contracts is accrued and included in "Net securitization and credit card servicing income" or "Deposit interest expense," as appropriate, on the consolidated statements of income. Interest payable or receivable under these contracts are classified under "Other receivables due from credit card securitization, net" or "Other assets," as appropriate, on the consolidated balance sheets.

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

     Debt

     Debt increased from $356.1 million in 2000 to $647.9 million in 2001 due to a warehouse financing arrangement entered into by Direct Merchants Bank in June 2001 that was accounted for as a collateralized financing. As of December 31, 2001 $292.0 million was outstanding on the conduit and was used to fund credit card loans.

     Deferred Income

     Deferred income decreased $20.5 million to $215.0 million as of December 31, 2001 compared to $235.5 million as of December 31, 2000. The decrease primarily relates to our migration from annual billed to monthly billed products and lower product sales.

     Stockholders' Equity

     Stockholders' equity was $1.1 billion as of December 31, 2001, an increase of $258.4 million over December 31, 2000 stockholders' equity of $883.6 million. The increase results from net income of $245.8 million and $27.9 million stock issuances under employee benefit plans offset by cash dividends of $3.8 million and $13.0 million of stock repurchases under our stock repurchase program.

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

     Our primary managed assets are credit card loans, which are virtually all priced at rates indexed to the variable prime rate. We fund credit card loans through a combination of cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances. Our securitized loans are owned by the Master Trust and bank-sponsored single-seller and multi-seller receivables conduits, which have committed funding primarily indexed to variable commercial paper rates and the London Interbank Offered Rate ("LIBOR"). Our $270 million bank credit facility consists of a $170 million revolving credit facility that is indexed to prime rate and a $100 million term loan that is indexed to LIBOR. The subsidiary bank deposits are issued at fixed interest rates. The long-term debt is at fixed interest rates. At December 31, 2001, approximately 8.8% of the Master Trust and conduit funding of securitized receivables was funded with fixed rate securities, compared to 11.9% at December 31, 2000.

     In an interest rate environment with rates at or below current rates, at December 31, 2001, 91.2% of the securitization funding for the managed loan portfolio is indexed to floating commercial paper and LIBOR rates compared to 88.1% at December 31, 2000. In an interest rate environment with rates significantly above current rates, the potentially negative impact on earnings of higher interest expense is partially mitigated by fixed rate funding and interest rate cap contracts.

     The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points. Assuming that we take no counteractive measures, as of December 31, 2001, a 200-basis-point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, would result in an increase in net income of approximately $20 million relative to a base case over the next 12 months, compared to an approximate $47 million increase as of December 31, 2000 relative to a base case over the next 12 months. A decrease of 200 basis points would result in a reduction in net income of approximately $2 million as of December 31, 2001 and $47 million as of December 31, 2000. The decrease in the sensitivity to changes in interest rates year over year is due to the impact of rate floors on our credit card receivables. You should not construe our use of this methodology to quantify the market risk of financial instruments as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our cardholders or the fact that LIBOR and prime rates may not move in tandem in an increasing or decreasing rate environment. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

     Liquidity, Funding and Capital Resources

     One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Liquidity management is a dynamic process, affected by changes in the characteristics of our assets and liabilities and short- and long-term interest rates. We use a variety of financing sources to manage liquidity, refunding, and interest rate risks. Table 7 summarizes our funding and liquidity as of December 31, 2001 and 2000:

Table 7: Liquidity, Funding and Capital Resources


(in thousands)                    December 31, 2001             December 31, 2000
                                  -----------------             -----------------
                                                Unused                        Unused
On-balance sheet funding       Outstanding     Capacity       Outstanding    Capacity
------------------------       -----------     --------       -----------    --------
Bank conduit 2002 ........    $   292,000    $   108,000    $        --      $      --
Revolving credit line 2003           --          170,000             --        170,000
Term loan 2003 ...........        100,000            N/A        100,000            N/A
Senior notes 10% 2004 ....        100,000            N/A        100,000            N/A
Senior notes 10.125% 2006         145,924            N/A        145,024            N/A
Other ....................          9,980            N/A         11,042            N/A
Deposits .................      2,058,008            N/A      2,106,199            N/A
Equity ...................      1,141,955            N/A        883,553            N/A
                              -----------    -----------    -----------    -----------
     Subtotal ............    $ 3,847,867    $   278,000    $ 3,345,818    $   170,000


Off-balance sheet funding
-------------------------

Metris Master Trust ......    $ 7,880,342    $   328,908    $ 5,857,224    $   344,991
Metris facility ..........         15,500         59,500             --         75,000
Various conduits .........             --             --        213,000        687,000
                              -----------    -----------    -----------    -----------
     Subtotal ............    $ 7,895,842    $   388,408    $ 6,070,224    $ 1,106,991
                              -----------    -----------    -----------    -----------

     Total ...............    $11,743,709    $   666,408    $ 9,416,042    $ 1,276,991
                              ===========    ===========    ===========    ===========

     Subsequent to December 31, 2001, we issued $600 million of seven year, term asset- backed securities out of the Master Trust, and we created an $850 million bank-sponsored conduit facility for additional funding capacity. Total unused capacity as of March 15, 2002 was $2.1 billion.

     Under our revolving line of credit agreement, we need to maintain, among other items, minimum equity plus reserves to managed assets of 10%, minimum three-month average excess spread (by asset-backed securitization deal) of 1%, minimum equity of $662 million and a ratio of equity plus reserves to managed 90-day plus delinquencies of 2.25. As of December 31, 2001 and 2000 we were in compliance with all financial covenants under our credit agreements.

     Our contractual cash obligations as of December 31, 2001 were as follows:

                             Less than      One to       Four to         Over five
                              one year    three years   five years         years            Total
                              --------    -----------   ----------         -----            -----
Long-term debt .........    $  292,497    $  200,910    $  154,479       $      18      $   647,904
Operating leases .......        16,650        23,818        17,333          34,301           92,102
Certificates of deposit.     1,216,757       567,897       273,354               --       2,058,008
Metris Master Trust ....     2,370,342     2,860,000     2,650,000               --       7,880,342
Metris facility ........        15,500            --            --               --          15,500
Open to buy on credit
    card accounts (1) ..            --            --            --               --      15,677,958
                            ----------    ----------    ----------       ----------     -----------
Total ..................    $3,911,746    $3,652,625    $3,095,166       $  34,319      $26,371,814
                            ==========    ==========    ==========       ==========     ===========

(1)  See tables on pages 9 - 11 for further information.

     As previously noted, we utilize a variety of funding vehicles, as well as ongoing cash generated from operations, to finance receivables growth, maturing debt obligations and general operating needs. During the next year we intend to issue new asset back securities and increase the size of bank conduits to meet the cash obligations noted above. For example, subsequent to year-end the maturing long-term debt of $292,497, the Metris facility of $15,500 and a portion of the Metris Master Trust was refinanced on January, 30, 2002 with proceeds from the issuance of the $600 million, seven- year asset-backed securities previously discussed. The remaining Metris Master Trust balances and the certificates of deposit will be refinanced through the issuance of new certificates of deposit, currently available conduit liquidity or by proceeds from the sale of receivables to the asset-backed market.

     The weighted-average interest rate on outstanding funding as of December 31, 2001 and 2000 was as follows:

                      December 31, 2001        December 31, 2000
                      -----------------        -----------------

Bank conduit 2002 ..         2.4%                      --
Term loan 2003 .....         5.4%                     9.9%
Senior notes 2004 ..        10.0%                    10.0%
Senior notes 2006 ..        11.5%                    11.6%
Other ..............         8.9%                     9.0%
Deposits ...........         5.1%                     7.0%
Equity .............          --                       --
Metris Master Trust.         3.0%                     7.3%
Metris facility ....         2.3%                      --
Various conduits ...          --                      7.6%

     The 450-basis-point decrease in the weighted-average interest rate on the term loan and the 430 basis point decrease in the weighted-average interest rate on the Metris Master Trust was primarily due to the decrease in LIBOR, which is the base rate for these funding vehicles. As the base rate, LIBOR decreased from 6.6% as of December 31, 2000 to 1.9% as of December 31, 2001.

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

     The following table presents the amounts, at December 31, 2001 of investor principal in securitized receivables scheduled to amortize in future years. We base the amortization amounts on estimated amortization periods, which are subject to change based on the Master Trust and conduit performance:

         (in thousands)
         2002 ............................................    $     2,385,842
         2003 ............................................            600,000
         2004 ............................................          2,260,000
         2005 ............................................          1,400,000
         2006 ............................................          1,250,000
                                                              ---------------
         Total securitized loans at December 31, 2001 ....    $     7,895,842
                                                              ===============

         The following table shows the annualized yields, defaults, costs and excess spreads for the Master Trust on a cash basis:

(In thousands)                            2001                        2000                       1999
                               ------------------------------------------------------------------------------
Gross yield ..............     $2,035,113      27.58%      $1,528,056      27.22%      $1,177,906      27.27%
Annual principal defaults.        972,348      13.18%         632,763      11.27%         483,921      11.20%
                               ----------      -----       ----------      -----       ----------      -----
Net portfolio yield ......      1,062,765      14.40%         895,293      15.95%         693,985      16.07%
Annual interest expense,
    including
    servicing fee ........        451,061       6.62%         470,634       8.90%         339,004       8.06%
                               ----------      -----       ----------      -----       ----------      -----
Net excess spread ........     $  611,704       7.78%      $  424,659       7.05%      $  354,981       8.01%
                               ==========      =====       ==========      =====       ==========      =====

     The Master Trust and the associated securitized debt provide for early amortization if certain events occur. These events are described in the applicable prospectus of each securitization transaction. The most significant events would be three consecutive months of less than zero percent excess spread or negative transferor's interest within the Master Trust. In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Master Trust. This restricted cash would provide additional security to the investors of the Master Trust. The triggers are related to the performance of the Master Trust, specifically the amount of net excess spread over a one to three month period. As of June 30, 2002 we have not broken any triggers in our securitization agreements and, therefore, no cash has been restricted.

     The following table illustrates the amount of cash that would be restricted as additional collateral if the excess spread of the Master Trust was within various ranges for a one to three month period:

       (In thousands)
                         Net Excess Spread         Restricted Cash
                         -----------------         ---------------

                          greater than 5.5%       $              -
                                5.1% - 5.5%                  56,409
                                4.6% - 5.0%                  79,669
                                4.1% - 4.5%                 181,239
                                3.6% - 4.0%                 227,759
                                3.1% - 3.5%                 274,278
                             less than 3.0%                 350,468

     In December 2001, the excess spread on our 1997-1 asset-backed securitization transaction, which had fixed-rate funding at 8.5%, dropped below the 4.5% trigger, requiring $21.3 million in cash to be restricted by the Master Trust subsequent to year-end.

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

     The Company's deposits and secured/unsecured debt are rated by Moody's Investor Services, Standard & Poor's Rating Services and Fitch, Inc. Factors affecting the various ratings include the overall health of the global/national economy, specific economic conditions impacting the subprime consumer finance industry and the overall financial performance of the Company, including earnings, credit losses, delinquencies, excess spreads in the Master Trust and overall Company liquidity. The table below illustrates the debt ratings MCI and Direct Merchants Bank as of December 31, 2001:

                                              Standard
                                  Moody's     & Poor's       Fitch
                                  -------     --------       -----
      Metris Companies Inc.
        Senior unsecured debt.      Ba3           B+           BB
        Credit facility ......      Ba3           BB-          BB+
      Direct Merchants Bank ..      Ba1
        Short-term deposits ..                                 B
        Long-term deposits ...                                 BB+


     Subsequent to December 31, 2001, both Standard & Poor's Rating Services and Fitch, Inc. issued a negative outlook for the Company and its debt ratings, citing the current economic conditions and the overall financial condition of the consumer finance sector.

     The Company has $394.0 million of Series C Perpetual Convertible Preferred Stock outstanding which is held by affiliates of Thomas H. Lee Partners, L.P. (formerly the Thomas H. Lee Company) ("THL Partners"), a private equity firm, and is convertible into common shares at a conversion price of $12.42 per common share subject to adjustment in certain circumstances. The Series C Preferred Stock has a 9% dividend payable in additional shares of Series C Preferred Stock and will also receive any cash dividends paid on the Company's common stock on a converted basis. One share of Series C Preferred Stock is convertible into 30 shares of common stock, plus a premium amount designed to guarantee a portion of seven years' worth of dividends at a 9% annual rate. For conversions in 2001, the premium amount would be equal to approximately 41% of those future dividends. Assuming conversion of the Series C Preferred Stock into common stock, THL Partners would own approximately 35% of the Company on a diluted basis at December 31, 2001. The Series C Preferred Stock entitles the holders to elect four members to MCI's Board of Directors. The Series C Preferred may be redeemed by us in certain circumstances by paying 103% of the redemption price of $372.50 and any accrued dividends at the time of redemption. We also have the option to redeem the Series C Preferred Stock after December 9, 2008, without restriction by paying the redemption price of $372.50 and any accrued dividends at the time of redemption.

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

     Our equity as a percent of managed assets was 9.4% as of December 31, 2001 versus 9.0% as of December 31, 2000. We have historically retained cash flow generated from earnings (versus declaring larger dividends) to provide additional equity and liquidity to fund future receivables growth and operating expenditures. In addition, our stock incentive plans provide us with a source of equity and liquidity.

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

     Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At December 31, 2001 and 2000, Direct Merchants Bank's Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a "well-capitalized" depository institution under regulations of the OCC, as illustrated in the table below.

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

     Additional information about Direct Merchants Bank's actual capital amounts and ratios are presented in the following table:

                                                        For Capital
                                                          Adequacy             To Be Well
                                   Actual                Purposes             Capitalized
As of December 31, 2001       Amount     Ratio       Amount      Ratio     Amount     Ratio
                              ------     -----       ------      -----     ------     -----

Total Capital .....          $346,907     13.0%     $213,733      8.0%    $267,166     10.0%
(to risk-weighted
    assets)

Tier 1 Capital ....           308,186     11.5%      106,867      4.0%     160,300      6.0%
(to risk-weighted
    assets)

Tier 1 Capital ....           308,186     11.2%      110,573      4.0%     138,216      5.0%
(to average assets)




                                                        For Capital
                                                          Adequacy             To Be Well
                                   Actual                Purposes             Capitalized
As of December 31, 2000       Amount     Ratio       Amount      Ratio     Amount     Ratio
                              ------     -----       ------      -----     ------     -----

Total Capital ......         $227,453     10.8%     $167,255      8.0%    $211,029     10.0%
(to risk-weighted
    assets)

Tier 1 Capital .....          199,882      9.5%       83,135      4.0%     125,271      6.0%
(to risk-weighted
    assets)

Tier 1 Capital ....           199,882      9.3%       84,833      4.0%     106,121      5.0%
(to average assets)



     FFIEC guidelines indicate that an institution with a concentration in subprime lending should hold one and one-half to three times the normal minimum capital required. The OCC has regulatory authority to evaluate the safety and soundness of Direct Merchants Bank under these more stringent guidelines. The OCC has required Direct Merchants Bank, under the more stringent guidelines, to maintain two times the normal minimum capital on those credit card loans that qualify as subprime loans (FICO score of 660 and below) and maintain a minimum capital ratio of 10%. Under these guidelines, Direct Merchants Bank's total capital ratio as of December 31, 2001 was 8.5%.

     Subsequent to December 31, 2001, we sold approximately $610 million of receivables from Direct Merchants Bank to MCI. After selling these assets, Direct Merchants Bank's total capital ratio was 17.6% under normal capital adequacy guidelines and 11.3% under subprime guidelines, which are above minimum requirements.

Newly Issued Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which establishes accounting and reporting standards for goodwill and other intangible assets. It requires enterprises to test these assets for impairment upon adoption of SFAS 142 as well as on an annual basis, and reduce the carrying amount of these assets if they are found to be impaired. Goodwill and other intangible assets with an indefinite useful life will no longer be amortized. Other intangible assets with an estimable useful life will continue to be amortized over their useful lives. SFAS 142 is effective for goodwill and intangible assets included on the balance sheet for all fiscal years beginning after December 15, 2001. The adoption of the new standard will not have a material impact on our financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard is effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, and provide a single accounting model for long-lived assets to be disposed of. The adoption of the new standard will not have a material impact on our financial statements.

Forward-Looking Statements

     This Annual Report on Form 10-K/A contains some forward-looking statements. Forward-looking statements give our current expectations of future events. You will recognize these statements because they do not strictly relate to historical or current facts. Such statements may use words such as "anticipate," "estimate," "expect," "project," "intend," "think," "believe," and other words or terms of similar meaning in connection with any discussion of future performance of the Company. For example, these include statements relating to future actions, future performance of current or anticipated products, solicitation efforts, expenses, the outcome of contingencies such as litigation, and the impact of the capital markets on liquidity. From time to time, we also may provide oral or written forward-looking statements in other material released to the public.

     Any or all of our forward-looking statements in this Report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors, which can not be predicted with certainty, will be important in determining future results. Among such factors are higher default and bankruptcy rates of our target market of moderate-income consumers, interest rate risks, risks associated with acquired portfolios, dependence on the securitization markets and other funding sources, state and federal laws and regulations that limit our business activities, product offerings and fees, privacy laws that could result in lower marketing revenue and penalties for non-compliance, and general economic conditions that can have a major impact on the performance of loans. Each of these factors and others are more fully discussed under the caption "Business--Risk Factors" on pages 26 through 32 of this Report. As a result of these factors, we cannot guarantee any forward-looking statements. Actual future results may vary materially. Also, please note that the factors we provide are those we think could cause our actual results to differ materially from expected and historical results.

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

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

     Net income applicable to common stockholders for the year ended December 31, 2000, was $163.5 million, or $2.11 per diluted share, up from net loss applicable to common stockholders of $61.6 million, or $1.07 per diluted share for 1999. Net loss applicable to common stockholders for the year ended December 31, 1999, included a $152.4 million one-time, non-cash accounting impact from the issuance of the Series C Perpetual Convertible Preferred Stock, extinguishing the Series B Preferred Stock, the 12% Senior Notes, and the ten-year warrants reported in the second quarter 1999. Income before these extraordinary items for the year ended December 31, 1999, was $115.4 million, or $1.41 per diluted share. The increase in net income results from an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average loans and active enhancement members.

     The provision for loan losses was $388.2 million in 2000, compared to $174.8 million in 1999. The increase primarily reflects higher credit card loan balances and the addition of new credit card portfolios as well as an increase in net charge-offs. The reported net charge-off rate was 23.5% in 2000, compared to 52.7% in 1999.

     Other operating income increased $310.0 million, or 50%, to $933.8 million for the year ended December 31, 2000. Net securitization and credit card servicing income increased $125.4 million or 39% in 2000 from $318.9 million in 1999. Credit card fees, interchange fees and other credit card income, increased to $223.3 million for 2000, up 72% over $129.8 million for 1999. In addition, enhancement services revenues increased 52% to $266.2 million in 2000, up from $175.1 million in 1999. These increases were primarily due to the growth in total credit card and enhancement services accounts, an increase in outstanding receivables in the managed credit card loan portfolio, development of new third-party relationships and the creation of new products.

     In December 1999, the Securities and Exchange Commission released SAB 101. This SAB formalized the accounting for services sold with a full refund, requiring all companies to defer recognition of service revenues until the cancellation period is complete. We adopted this practice for membership programs in 1998, before the official guidance was released. Due to the adoption of this SAB, we recorded a cumulative effect of change in accounting principle in the first quarter of 2000, with a net after-tax impact of $3.4 million. This one-time, non-cash adjustment was to defer recognition of debt waiver revenue until the cancellation period is complete, which is one month. Prior to this change, we recognized one-half of the current period revenues in the month billed.

     Other operating expenses increased to $594.4 million in 2000, compared to $438.0 million in 1999. This increase was due to continued investments in our infrastructure in order to service the growth in our managed credit card loan portfolio and our enhancement services members, as well as an increase in overall marketing expenditures. Our operating efficiency ratio increased to 32.4% in 2000 from 31.9% in 1999, due to the investment in infrastructure and marketing programs.

Selected Operating Data - Managed Basis

     We analyze the Company's financial performance on a managed loan portfolio basis. On a managed basis, the balance sheet and income statement includes other investors' interests in securitized loans that are not assets of the Company, thereby reversing the effects of sale accounting under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". We believe this information is meaningful to the reader of the financial statements. We service the receivables that have been securitized and sold and own the right to the cash flows from those sold receivables in excess of interest to security holders.

     The following information is not in conformity with accounting principles generally accepted in the United States of America, however, we believe the information is relevant to understanding the overall financial condition and results of operations of the Company.



Table 8: Selected Operating Data
Managed Basis                                                     Year Ended December 31,
                                                                                                                         Four-Year
                                                                                                                         Compound
(In thousands)                           2001             2000             1999             1998             1997       Growth Rate
                                         ----             ----             ----             ----             ----       -----------


Selected Operating Data:
Year-end loans .................    $  11,906,153    $   9,273,108    $   7,281,322    $   5,315,042    $   3,546,936       35.4
Year-end assets ................       12,124,528        9,806,249        7,563,394        5,503,862        3,604,972       35.4
Average loans ..................       10,349,217        8,021,437        6,003,791        4,000,467        2,294,893       45.7
Average interest-earning assets.       10,699,419        8,244,914        6,140,247        4,040,220        2,341,451       46.2
Average assets .................       10,656,156        8,332,500        6,269,760        4,159,171        2,355,978       45.8
Return on average assets (1) ...              2.4%             2.4%             1.8%             1.4%             1.6%        --
Equity to managed assets .......              9.4%             9.0%             8.2%             7.9%             4.9%        --
Net interest margin (2) ........             14.0%            13.0%            13.5%            12.5%            13.1%        --
Delinquency ratio (3) ..........              9.4%             8.3%             7.6%             6.8%             6.6%        --
Net charge-off ratio (4) .......             11.0%             9.7%             9.0%            10.1%             8.3%        --


(1)Excluding the one-time, non-cash accounting impacts from the adoption of SFAS 133 in January 2001 for our interest rate derivative instruments, the adoption of Staff Accounting Bulletin No. 101 for our debt waiver products in March 2000, and the extinguishment of the Series B Preferred Stock and 12% Senior Notes and the cancellation of warrants in June 1999.
(2)Includes MCI's actual cost of funds plus all costs associated with asset securitizations, including the interest expense paid to certificate holders and amortization of the discount and fees.
(3)Delinquency ratio represents credit card loans that were at least 30 days contractually past due at year-end as a percentage of year-end managed loans. Figures as of December 31, 2001 reflect the adoption of FFIEC guidelines on re-aging accounts effective January 1, 2001. Excluding the re-age impact the delinquency ratio as of December 31, 2001 was 9.1%.
(4)Net charge-off ratio reflects actual principal amounts charged off, less recoveries, as a percentage of average managed credit card loans. The net charge-off ratio at December 31, 2001 reflects an additional write-off of $34 million resulting from a change in charge-off policy to 120 days from 180 days for accounts that enter into a credit counseling or similar program and later become delinquent.


Table 9: Managed Loan Portfolio
                                                                            December 31,
                                                    % of                             % of                                % of
                                     2001           Total                2000        Total                1999           Total
                                     ----           -----                ----        -----                ----           -----
Credit card loans ..........     $ 2,746,656                       $ 1,179,203                       $     145,783
Retained interests in
    loans securitized ......       1,263,655                         2,023,681                           1,617,226
Investors' interests
    in securitized loans
    accounted for as
    sales...................       7,895,842                         6,070,224                           5,518,313
                                 -----------                       -----------                       -------------
Total managed loan
    portfolio...............     $11,906,153                       $ 9,273,108                       $   7,281,322
                                 ===========                       ==========                        =============
Loans contractually
   Delinquent:
   30 to 59 days ...........         375,887              3.1%        228,238                2.5%          168,882            2.3%
   60 to 89 days ...........         274,278              2.3%        173,531                1.9%          117,740            1.6%
   90 or more days .........         473,003              4.0%        365,963                3.9%          270,092            3.7%
                                 -----------    -------------      ----------      -------------     -------------    ------------
      Total ................     $ 1,123,168              9.4%     $  767,732                8.3%    $     556,714            7.6%
                                 ===========    =============      ==========      =============     =============    ============

Average balances:

Credit card loans ..........     $ 1,709,989                       $   614,991                       $      20,505
Retained interests in
    loans securitized ......       1,895,137                         1,869,301                           1,146,567
Investors' interests
    in securitized loans
    accounted for as
    sales...................       6,744,091                         5,537,145                           4,836,719
                                 -----------                       -----------                       -------------
Total managed loan
    portfolio...............     $10,349,217                       $8,021,437                        $   6,003,791
                                 ===========                       ==========                        =============

Net charge-offs ............     $ 1,140,151             11.0%     $  778,921                9.7%    $     543,085             9.0%
                                 ===========    =============      ==========      =============     =============    ============


     The 110-basis-point increase during 2001 in the managed delinquency rates over 2000 primarily reflects seasoning in the portfolio, a deterioration in the economy and the adoption of FFIEC guidelines on re-aging accounts effective January 1, 2001, which required us to report an additional $36.1 million of receivables as delinquent as of December 31, 2001. Without the impact of the FFIEC guidelines, the managed delinquency ratio was 9.1% as of December 31, 2001. We continue to focus our resources on collection efforts to minimize delinquency levels.

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

     Total managed loans increased $2.6 billion to $11.9 billion as of December 31, 2001, compared to $9.3 billion as of December 31, 2000. This was primarily due to organic growth of the loan portfolio through increased marketing efforts, the credit line increase program and the purchase of two new credit card portfolios with approximately $290 million of receivables.

     In June 2001, a securitization that was accounted for as a sale under SFAS 140 matured. As a result, approximately $855 million of receivables that were classified as retained interests in loans securitized as of December 31, 2000 were classified as credit card loans as of December 31, 2001.


Table 10: Analysis of Average Balances, Interest and Average Yields and Rates

                                                                             Year Ended December 31,
                                           ---------------------------------------------------------------------------------------
                                                               2001                                           2000
                                                               ----                                           ----
(Dollars in thousands)                      Average                          Yield/        Average                          Yield/
                                            Balance           Interest        Rate         Balance          Interest         Rate
                                            -------           --------        ----         -------          --------         ----
Managed Basis
Credit card loans ......................  $10,349,217      $ 1,957,913        18.9%    $ 8,021,437     $1,582,503            19.7%
Total interest-earning assets ..........   10,699,419        1,973,400        18.4%      8,244,914      1,596,352            19.3%
Total interest-bearing
    liabilities.........................    9,234,217          480,465         5.2%      7,209,068        521,477             7.2%
Net interest income and
    interest margin (1).................           --        1,492,935        14.0%             --      1,074,875            13.0%
Net interest rate spread (2) ...........           --               --        13.2%             --             --            12.1%

(1) We compute net interest margin by dividing net interest income by average total interest-earning assets.
(2) The net interest rate spread is the yield on average interest-earning assets minus the funding rate on average interest-bearing liabilities.



Table 10: Analysis of Average Balances, Interest and Average Yields and Rates (continued)

                                           Year Ended December 31,
                                   -------------------------------------
                                                    1999
                                                    ----
(Dollars in thousands)               Average                     Yield/
                                     Balance       Interest       Rate
                                     -------       --------       ----
Managed Basis
Credit card loans .............    $6,003,791     $1,156,888      19.3%
Total interest-earnings assets.     6,140,247      1,163,663      19.0%
Total interest-bearing
    liabilities................     5,488,015        335,417       6.1%
Net interest income and
    Interest margin (1) .......          --          828,246      13.5%
Net interest rate spread (2) ..          --             --        12.9%

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

Item 8.  Financial Statements and Supplementary Data

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per-share data)



                                                            December 31,
                                                        2001            2000
                                                        ----            ----

Assets:
Cash and due from banks ..........................  $   109,812      $   84,938
Federal funds sold ...............................      243,772         367,937
Short-term investments ...........................      134,502          68,565
                                                    -----------      ----------
Cash and cash equivalents ........................      488,086         521,440
                                                    -----------      ----------
Retained interests in loans securitized ..........    1,263,655       2,023,681
Less: Valuation allowance ........................      537,499         640,852
                                                    -----------      ----------
Net retained interests in loans securitized ......      726,156       1,382,829
                                                    -----------      ----------
Credit card loans ................................    2,746,656       1,179,203
Less: Allowance for loan losses ..................      410,159         123,123
                                                    -----------      ----------
Net credit card loans ............................    2,336,497       1,056,080
                                                    -----------      ----------
Property and equipment, net ......................      114,913         128,395
Deferred income taxes ............................       32,167         146,345
Purchased portfolio premium, net .................       94,793          95,537
Other receivables due from credit card
   securitizations, net...........................      179,868         186,694
Other assets .....................................      256,206         218,705
                                                    -----------      ----------
      Total assets ...............................  $ 4,228,686      $3,736,025
                                                    ===========      ==========

Liabilities:
Deposits .........................................  $ 2,058,008      $2,106,199
Debt .............................................      647,904         356,066
Accounts payable .................................       83,475          83,473
Deferred income ..................................      215,031         235,507
Accrued expenses and other liabilities ...........       82,313          71,227
                                                    -----------      ----------
   Total liabilities .............................    3,086,731       2,852,472
                                                    -----------      ----------
Stockholders' Equity:
Convertible preferred stock - Series C, par value $.01 per share; 10,000,000 shares authorized, 1,057,638 and 967,573 shares
   issued and outstanding.........................      393,970         360,421
Common stock, par value $.01 per share;
   300,000,000 shares authorized, 64,224,878
   and 62,242,787 shares issued...................          642             622
Paid-in capital ..................................      232,413         198,077
Unearned compensation ............................       (4,980)           --
Treasury stock - 806,300 shares ..................      (13,014)           --
Retained earnings ................................      532,924         324,433
                                                    -----------      ----------
   Total stockholders' equity ....................    1,141,955         883,553
                                                    -----------      ----------
   Total liabilities and stockholders' equity ....  $ 4,228,686      $3,736,025
                                                    ===========      ==========

          See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Dollars in thousands, except per-share data)

                                                  Year Ended December 31,
                                                  -----------------------
                                                2001        2000        1999
                                                ----        ----        ----

Interest Income:
Credit card loans and retained
     interests in loans securitized .....   $   681,503   $ 490,929   $ 229,394
Federal funds sold ......................         3,115       9,139       4,477
Other ...................................        12,372       4,710       2,298
                                            -----------   ---------   ---------
Total interest income ...................       696,990     504,778     236,169
                                            -----------   ---------   ---------
Deposit interest expense ................       127,918      89,560      19,329
Other interest expense ..................        38,362      43,446      36,512
                                            -----------   ---------   ---------
Total interest expense ..................       166,280     133,006      55,841
                                            -----------   ---------   ---------
Net Interest Income .....................       530,710     371,772     180,328
Provision for loan losses ...............       549,145     388,234     174,800
                                            -----------   ---------   ---------
Net Interest (Expense) Income
      After Provision for Loan Losses ...       (18,435)    (16,462)      5,528
                                            -----------   ---------   ---------
Other Operating Income:
Net securitization and credit card
     servicing income ...................       517,399     444,254     318,873
Credit card fees, interchange
     and other credit card income .......       296,926     223,333     129,808
Enhancement services revenues ...........       340,132     266,200     175,091
                                            -----------   ---------   ---------
                                              1,154,457     933,787     623,772
                                            -----------   ---------   ---------
Other Operating Expense:
Credit card account and other product
     solicitation and marketing expenses.
                                                174,883     144,481     107,726
Employee compensation ...................       225,463     178,592     122,417
Data processing services and
     communications......................        90,222      86,166      65,970
Enhancement services claims expense .....        35,628      26,431      21,091
Credit card fraud losses ................         9,068       8,886       7,384
Purchased portfolio premium
      Amortization ......................        30,277      19,275      31,752
Other ...................................       148,613     130,583      81,644
                                            -----------   ---------   ---------
                                                714,154     594,414     437,984
                                            -----------   ---------   ---------
Income Before Income Taxes,
      Extraordinary Loss and Cumulative
      Effect of Accounting
      Changes ...........................       421,868     322,911     191,316
Income taxes ............................       161,577     124,320      75,953
                                            -----------   ---------   ---------
Income Before Extraordinary Loss and
      Cumulative Effect of Accounting
      Changes ...........................       260,291     198,591     115,363
Extraordinary loss from early
      extinguishment of debt ............            --          --      50,808
Cumulative effect of accounting changes
      (net of income taxes of $9,000 and
      $2,180)............................        14,499       3,438          --
                                            -----------   ---------   ---------
Net Income ..............................       245,792     195,153      64,555
Preferred stock dividends-Series B ......            --          --       7,506
Convertible preferred stock
      dividends-Series C ................        34,771      31,624      17,080
Adjustment for the retirement of Series
      B preferred stock..................            --          --     101,615
                                            -----------   ---------   ---------
Net Income (Loss) Applicable to
   Common Stockholders ..................   $   211,021   $ 163,529   $ (61,646)
                                            ===========   =========   =========

Earnings per share:
     Basic-income (loss) before
         extraordinary loss and
         cumulative effect of accounting
         changes ........................   $      2.67   $    2.23   $   (0.19)
     Basic-extraordinary loss ...........            --          --       (0.88)
     Basic-cumulative effect of
         accounting changes .............         (0.15)      (0.04)         --
     Basic-net income (loss) ............          2.52        2.19       (1.07)
     Diluted-income (loss) before
         extraordinary loss and
         cumulative effect of accounting
         changes ........................          2.62        2.15       (0.19)
     Diluted-extraordinary loss .........            --          --       (0.88)
     Diluted-cumulative effect of
         accounting changes .............         (0.15)      (0.04)         --
     Diluted-net income (loss) ..........          2.47        2.11       (1.07)
Shares used to compute earnings per share:
Basic ...................................        97,641      89,234      57,855
Diluted .................................        99,366      92,582      57,855

Dividends declared per common share .....   $     0.040   $   0.033   $   0.017

          See accompanying Notes to Consolidated Financial Statements.

                                                                   METRIS COMPANIES INC. AND SUBSIDIARIES
                                                         Consolidated Statements of Changes in Stockholders' Equity
                                                                      (Dollars and shares in thousands)


                                 Number of Shares                                                                         Total
                                    Outstanding      Preferred  Common    Paid-In    Unearned    Treasury  Retained    Stockholders'
                                Preferred  Common       Stock    Stock    Capital  Compensation   Stock    Earnings       Equity
                                ---------  ------       -----    -----    -------  ------------   -----    --------       ------
BALANCE, DECEMBER 31, 1998 ...     540     57,779   $ 201,100    $193   $ 107,615   $    --    $      --   $ 124,074    $   432,982
     Net income ..............      --         --          --      --          --        --           --      64,555         64,555
     Retirement of preferred
         stock - Series B ....    (560)        --    (208,606)     --    (101,615)       --           --          --       (310,221)
     Issuance of preferred
         stock - Series C ....     840         --     312,910      --     122,369        --           --          --        435,279
     Cash dividends ..........      --         --          --      --          --        --           --      (1,390)        (1,390)
     June 1999 two-for-one
         stock split .........      --         --          --     193        (193)       --           --          --             --
     Preferred dividends in
         kind - Series B .....      20         --       7,506      --          --        --           --      (7,506)            --
     Preferred dividends in
         kind - Series C .....      45         --      16,819      --          --        --           --     (16,819)            --
     Issuance of common
         stock under employee
         benefit plans .......      --        140          --      --       2,596        --           --          --          2,596
                                ------    -------   ---------    ----   ---------   -------    ---------   ---------    -----------
BALANCE, DECEMBER 31, 1999 ...     885     57,919   $ 329,729    $386   $ 130,772   $    --    $      --   $ 162,914    $   623,801
                                ======    =======   =========    ====   =========   =======    =========   =========    ===========
     Net income ..............      --         --          --      --          --        --           --     195,153        195,153
     Cash dividends ..........      --         --          --      --          --        --           --      (2,942)        (2,942)
     June 2000 three-for-
         two stock split .....      --         --          --     201        (201)       --           --          --             --
     Preferred dividends in
         kind - Series C .....      83         --      30,692      --          --        --           --     (30,692)            --
     Issuance of common stock
         under employee
         benefit plans .......      --      4,324          --      35      67,506        --           --          --         67,541
                                ------    -------   ---------    ----   ---------   -------    ---------   ---------    -----------
BALANCE, DECEMBER 31, 2000 ...     968     62,243   $ 360,421    $622   $ 198,077   $    --    $      --   $ 324,433    $   883,553
                                ======    =======   =========    ====   =========   =======    =========   =========    ===========
     Net income ..............      --         --          --      --          --        --           --     245,792        245,792
     Cash dividends ..........      --         --          --      --          --        --           --      (3,752)        (3,752)
     Common stock repurchased.      --       (806)         --      --          --        --      (13,014)         --        (13,014)
     Preferred dividends in
         kind - Series C .....      90         --      33,549      --          --        --           --     (33,549)            --
     Issuance of common stock
         under employee
         benefit plans .......      --      1,518          --      15      27,927        --           --          --         27,942
     Deferred compensation
         obligations .........      --        464          --       5       6,409    (8,108)          --          --         (1,694)
     Amortization of
         restricted stock ....      --         --          --      --          --     3,128           --          --          3,128
                                ------    -------   ---------    ----   ---------   -------    ---------   ---------    -----------
BALANCE, DECEMBER 31, 2001 ...   1,058     63,419   $ 393,970    $642   $ 232,413   $(4,980)   $ (13,014)  $ 532,924    $ 1,141,955
                                ======    =======   =========    ====   =========   =======    =========   =========    ===========

                                              See accompanying Notes to Consolidated Financial Statements.

                                       METRIS COMPANIES INC. AND SUBSIDIARIES
                                        Consolidated Statements of Cash Flows
                                               (Dollars in thousands)
                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                      2001         2000          1999
                                                                                      ----         ----          ----
Operating Activities:
Net income ..................................................................   $   245,792    $   195,153    $    64,555
Adjustments to reconcile net income to net
   cash provided by operating activities:
Extraordinary loss from early extinguishment
   of debt...................................................................            --             --         50,808
Cumulative effect of accounting changes .....................................        14,499          3,438           --
Depreciation and amortization ...............................................       106,703         76,256         75,341
Provision for loan losses ...................................................       549,145        388,234        174,800
Retained interests valuation expense (income)................................      (131,992)      (104,710)        35,449
Gains on derivative financial instruments ...................................       (10,129)            --             --
Changes in operating assets and liabilities,
   net:
        Deferred income taxes ...............................................       114,178         39,268        (32,592)
        Other receivables due from credit
             card securitizations ...........................................       (14,354)        47,904        (61,144)
        Accounts payable and accrued expenses ...............................         6,446         45,877         65,337
        Deferred income .....................................................       (20,476)        60,403         46,774
        Other ...............................................................       (62,507)       (95,563)      (106,940)
                                                                                -----------    -----------    -----------
Net cash provided by operating activities ...................................       797,305        656,260        312,388
                                                                                -----------    -----------    -----------
Investing Activities:
Net proceeds from sales and repayments of
   securitized loans ........................................................     1,854,257        690,621      1,138,291
Net loans originated or collected ...........................................    (2,632,577)    (2,104,478)    (1,005,899)
Credit card portfolio acquisitions ..........................................      (290,774)      (195,597)    (1,156,673)
Additions to premises and equipment .........................................        (5,706)       (85,007)       (41,724)
                                                                                -----------    -----------    -----------
Net cash used in investing activities .......................................    (1,074,800)    (1,694,461)    (1,066,005)
                                                                                -----------    -----------    -----------
Financing Activities:
Net increase in debt ........................................................       291,838         11,054        134,116
Net (decrease) increase in deposits .........................................       (48,191)     1,330,818        775,381
Cash dividends paid .........................................................        (3,752)        (2,942)        (1,390)
Decrease in preferred equity ................................................          --             --             (124)
Increase in common equity ...................................................        17,260         26,278          2,720
Repurchase of common stock ..................................................       (13,014)          --             --
                                                                                -----------    -----------    -----------
Net cash provided by financing activities ...................................       244,141      1,365,208        910,703
                                                                                -----------    -----------    -----------
Net (decrease) increase in cash and cash
   equivalents...............................................................
                                                                                    (33,354)       327,007        157,086
Cash and cash equivalents at beginning of
   year......................................................................       521,440        194,433         37,347
                                                                                -----------    -----------    -----------
Cash and cash equivalents at end of year ....................................   $   488,086    $   521,440    $   194,433
                                                                                ===========    ===========    ===========



Supplemental disclosures and cash flow information: Cash paid during the year for:
   Interest .................................................................   $   165,241    $    81,724    $    29,519
   Income taxes .............................................................        25,718         75,384        116,954
Tax benefit from employee stock option
   exercises.................................................................         8,989         31,174            588
Non-cash conversion of Senior Notes:
     Accrued expenses and other liabilities .................................          --             --           (4,250)
     Debt ...................................................................          --             --         (100,000)
     Metris preferred stock .................................................          --             --          104,250

                                    See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     (Dollars in thousands, except as noted)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"), which may be referred to as "we," "us," "our" and the "Company." We are an information-based direct marketer of consumer lending products and enhancement services, primarily to moderate-income consumers. We issue credit cards through our wholly owned subsidiary, Direct Merchants Bank, the 10th largest bankcard issuer in the United States. We also offer consumers products through our enhancement services business unit, including credit card protection and insurance, extended service plans and membership clubs.

     We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain prior-year amounts to conform with the current year's presentation. Included in these reclassifications is a change in our consolidated statement of cash flows to reflect the provision for loan losses and retained interests valuation expense as an adjustment to operating activities, versus the net change in the allowance for loan losses. The impact was an increase to cash flow provided by operating activities and an increase to cash flow used by investing activities by $233.5 million and $138.6 million for the years ended December 31, 2001 and 2000, respectively. The impact of this change was a decrease to cash flow provided by operating activities and a decrease to cash flow used by investing activities by $15.5 million for the year ended December 31, 1999. These changes had no impact to the "Net change in cash and cash equivalents" on the consolidated statements of cash flows.

Pervasiveness of Estimates

     We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates is our determination of the adequacy of the allowance for loan losses, which is discussed under note 2, and our determination of the fair value of retained interests from assets securitized, which is discussed under note 17. The significant factors susceptible to future change that have an impact on these estimates include default rates, net interest spreads, liquidity and overall economic conditions. As a result, the actual losses in our loan portfolio and the fair value of our retained interests as of December 31, 2001 and 2000 could materially differ from these estimates.

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

Credit Card Loans

     Credit card loans presented on our consolidated balance sheet are receivables from consumers that we have not sold via securitizations or third-party conduit warehousing arrangements, and are recorded at the principal amount outstanding. We accrue and earn interest income on credit card loans based on the principal amount of the loans outstanding using the effective-yield method. Accrued interest and fees which have been billed to the customer but not yet received are classified on the consolidated balance sheet with the related credit card loans. Accrued interest which has not yet been billed to the customer is estimated and classified on the consolidated balance sheet in "Other assets." Interest income and fees are generally recognized until a loan is charged off. A loan would be placed on non-accrual status prior to being charged-off if the cardholder is placed in a credit counseling or similar payment program, and as part of that program no interest or fees are being charged. At that time, the interest and fee portion of the charged-off balance is deducted from current period interest income and credit card fees.

Securitization, Retained Interests in Loans Securitized and Securitization
        Income

     We publicly and privately securitize a significant portion of our credit card loans to investors through the Master Trust and third-party, single-seller and multi-seller receivables conduits. We have recorded these transactions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." If the transaction qualifies as a sale under SFAS 140, we remove the applicable credit card loans from the consolidated balance sheet. We retain participating interests in the sold credit card loans under "Retained interests in loans securitized" on the consolidated balance sheets. Our retained interests in loans securitized are subordinate to the interests of investors in the Master Trust and conduit portfolios. Retained interests include contractual subordinated interests, excess transferor's interests and accrued finance charges on securitized loans. SFAS 140 also requires us to initially measure the related financial and servicing assets controlled and liabilities incurred at fair value, if practicable, by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer.

     We determine the fair value of retained interests by calculating the present value of future expected cash flows estimated using management's best estimate of key assumptions including credit losses, weighted-average spreads, payment rate and discount rates commensurate with the risks involved.

     Accounting for a securitization as a sale of credit card loans changes our interest in such loans from lender to servicer and investor, with a corresponding change in how revenue is reported in the consolidated statements of income. Amounts that otherwise would have been recorded as interest income, interest expense, fee income and provision for loan losses are instead reported in other operating income as "Net securitization and credit card servicing income." We have various receivables from the Master Trust or conduits and other assets as a result of securitizations, including: amounts deposited in accounts held by the Master Trust for the benefit of the Master Trust's security holders; amounts due from interest rate caps and floors; accrued and unbilled finance charges on the securitized receivables; servicing fee receivables and various other receivables. These amounts are reported as "Other receivables due from credit card securitizations, net" on the consolidated balance sheets.

Allowance for Loan Losses

     We maintain an allowance for loan losses sufficient to cover anticipated probable loan losses inherent in the credit card loan portfolio as of the balance sheet date. The allowance is based on management's consideration of all relevant factors including management's assessment of applicable economic and seasonal trends. In addition, we have incorporated updated regulatory guidance regarding analysis and documentation for the allowance for loan losses.

     We segment the loan portfolio into several individual static pools with similar credit risk and time since solicitation (vintage pools), and estimate (based on historical experience and existing environmental conditions) the dollar amount of principal, accrued finance charges and fees in each 30-day delinquency bucket that will not be collected and, therefore, "roll" into the next 30-day bucket and ultimately charge off. We then aggregate these pools into prime and sub-prime portfolios based on the prescribed FICO score cuts and into several other groups such as credit counseling and payment alternative receivables. We also isolate individual pools subsequent to solicitation when the credit risk associated with the pools include higher risk segments, such as our partially secured card program, accounts that are over their credit limit by more than 10% and other programs as deemed necessary. We separately analyze the reserve requirement on each of these groups or portfolios. The impact on the allowance for loan losses for accounts in suspended status under our debt waiver benefits is included in vintage pool roll rate analysis.

     We continually evaluate the homogenous static risk pools using a roll rate model which uses historical delinquency levels and pay-down levels (12 months of historical data, with significant influence given to last six months' performance to capture current economic and seasonal trends), loan seasoning and other measures of asset quality to estimate charge-offs for both credit loss and bankruptcy losses.

     Additionally, in evaluating the adequacy of the loan loss reserves, we consider several subjective factors which may be overlaid into the credit risk roll-rate model in determining the necessary loan loss reserve, including:

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

     We charge off most unsecured credit card accounts at the end of the month during which the loan becomes contractually 180 days past due. We charge off all partially secured credit card accounts and accounts which enter into credit counseling or other similar programs and later become delinquent at the end of the month during which the loan becomes contractually 120 days past due. Bankrupt accounts are charged off upon formal notification of bankruptcy. Accounts of deceased accountholders without a surviving, contractually liable individual, or an estate large enough to pay the debt in full are charged off immediately upon notification.

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

Enhancement Services

     Debt Waiver Products

     Direct Merchants Bank offers various debt waiver products on receivables owned by the Bank as well as securitized receivables. The Bank records deferred revenue when the debt waiver customer is billed. Revenue is recognized in the month following the completion of the cancellation period, generally one month. The Bank incurs the related claims and marketing expenses. A reserve is maintained at the Bank for future death and finance charge claims based on Direct Merchants Bank's historical experience with settlement of such claims. Revenues recorded for debt waiver products are included in the consolidated statements of income under "Enhancement services revenues" and were $198.2 million, $144.7 million and $106.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Unearned revenues and reserves for pending claims are recorded in the consolidated balance sheets in "Deferred income" and "Accrued expenses and other liabilities," respectively. Unearned revenues as of December 31, 2001 were $20.4 million compared to $13.3 million as of December 31, 2000. Reserves for pending claims were $5.2 million as of December 31, 2001 and $4.0 million as of December 31, 2000.

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

     Membership Programs

     We generally bill membership fees for enhancement services products through financial institutions, including Direct Merchants Bank, and other cardholder-based institutions. We record these fees as deferred membership income upon acceptance of membership and amortize them on a straight-line basis over the membership period beginning after the contractual cancellation period is complete. Revenues recorded for membership products are included in the statements of income under "Enhancement services revenues" and were $94.7 million, $76.0 million and $31.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     We discontinue the billing of enhancement services products to customers that are more than 60 days past due (except for debt waiver which bills customers until 120 days past due) or over their credit limit. The impact of uncollectible fees associated with enhancement service products is included in determining the adequacy of the allowance for loan losses and the retained interests valuation allowance.

Credit Card Fees and Origination Costs

     Credit card fees include annual membership, late payment, overlimit, returned check, cash advance transaction and other miscellaneous fees. We assess these fees according to the terms of the related cardholder agreements and, except for annual membership fees, are recognized as revenue when charged to the cardholder's account.

     We defer direct credit card origination costs associated with successful credit card solicitations that we incur in transactions with independent third parties, and certain other costs that we incur in connection with loan underwriting and the preparation and processing of loan documents. These deferred credit card origination costs and annual membership fees are amortized on a straight-line basis over the cardholder's privilege period, generally 12 months. Net deferred fees were $4.2 million and $13.1 million as of December 31, 2001 and 2000, respectively.

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

Interest Rate Risk Management Contracts

     We enter into a variety of interest rate risk management contracts such as interest rate swap, floor and cap agreements with highly rated counterparties in order to hedge our interest rate exposure on securitized loans and deposits. We account for these contracts in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The change in the fair value of the derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative qualifies as a hedge, the accounting treatment for the change in fair value varies based on the type of risk being hedged. The monthly interest rate differential to be paid or received on these contracts is accrued and included in "Net securitization and credit card servicing income" or "Deposit interest expense," as appropriate, on the consolidated statements of income. Interest payable or receivable under these contracts is classified under "Other receivables due from credit card securitization, net" or "Other assets," as appropriate on the consolidated balance sheets.

Debt Issuance Costs

     Debt issuance costs are the costs related to issuing new debt securities and establishing new securitizations under the Metris Master Trust ("Master Trust") or conduits. We capitalize the costs as incurred and amortize them to expense over the term of the new debt security.

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

Earnings Per Share

     The following table presents the computation of basic and diluted weighted-average shares used in the per-share calculations:

                                                  Year Ended December 31,
                                                  -----------------------
                                                 2001       2000       1999
                                                 ----       ----       ----
(In thousands)
Income before extraordinary loss and
     cumulative effect of accounting
     changes ................................  $260,291   $198,591   $ 115,363
Preferred dividends - Series B ..............      --         --         7,506
Preferred dividends - Series C ..............    34,771     31,624      17,080
Adjustment for the retirement of Series B
     preferred stock ........................      --         --       101,615
                                               --------   --------   ---------
Net income (loss) applicable to common stockholders before extraordinary loss and cumulative effect of accounting
     changes ................................   225,520    166,967     (10,838)
Extraordinary loss from the early
     extinguishment of debt .................      --         --        50,808
Cumulative effect of accounting changes, net.    14,499      3,438        --
                                               --------   --------   ---------
Net income (loss) applicable to common
     stockholders ...........................  $211,021   $163,529   $ (61,646)
                                               ========   ========   =========

Weighted average common shares outstanding .. 62,962 60,070 57,855 Adjustments for dilutive securities:
Assumed conversion of convertible preferred
     stock ..................................    34,679     29,164       --(1)
                                               --------   --------   ---------
Basic common shares(2) ......................    97,641     89,234      57,855
Assumed exercise of outstanding stock
   options ..................................     1,725      3,348       --(1)
                                               --------   --------   ---------
Diluted common shares .......................    99,366     92,582      57,855
                                               ========   ========   =========

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

Comprehensive Income

     SFAS 130 "Reporting Comprehensive Income," does not apply to our current financial results and therefore, net income equals comprehensive income.


NOTE 3 - SECURITIZATION ACTIVITY

     During 2001 and 2000, we sold credit card loans in securitization transactions. In those securitizations, we retained servicing responsibilities and subordinated interests. We receive annual servicing fees approximating two percent of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our retained interests are subordinate to investors' interests. Their value is subject to credit and interest rate risks on the transferred financial assets.

     Securitization activity for the years ended December 31, 2001 and 2000, is as follows:

                                                           December 31,
                                                        2001         2000
                                                        ----         ----
Credit card loans ............................   $    2,746,656   $ 1,179,203
Retained interests in loans securitized ......        1,263,655     2,023,681
Investors' interests in loans
     securitized..............................        7,895,842     6,070,224
                                                 --------------   -----------
Total managed loans ..........................       11,906,153     9,273,108
Managed loans more than 30-days
     contractually delinquent.................        1,123,168       767,732
Managed loans charged off, net of
     recoveries...............................        1,140,151       778,921


                                                For the years ended December 31,
                                                        2001         2000
                                                        ----         ----
Cash flow to/from the Company:
     Net proceeds from sales and
        repayments of securitized loans ......   $    1,825,618   $   551,911
     Proceeds from collections reinvested
        in previous credit card
        securitizations.......................        4,181,887     3,858,146
     Servicing fees received .................          147,518       119,572
     Other cash flows received on
        retained interests ...................          565,918       401,557
                                                 --------------   -----------
   Total ................................        $    6,720,941   $ 4,931,186
                                                 ==============   ===========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

         Activity in the allowance for loan losses is as follows:

                                                  Year Ended December 31,
                                                  -----------------------
                                                2001        2000        1999
                                                ----        ----        ----

Balance at beginning of year ..............  $ 123,123    $  12,175         --
Allowance related to assets acquired, net .     14,106        5,963         --
Allowance related to assets transferred
    to the Master Trust....................    (28,639)    (138,709)  (151,828)
Provision for loan losses .................    549,145      388,234    174,800
Loans charged off .........................   (275,057)    (150,099)   (10,797)
Recoveries ................................     27,481        5,559         --
                                             ---------    ---------   --------
Net loans charged off .....................   (247,576)    (144,540)   (10,797)
                                             ---------    ---------   --------
Balance at end of year ....................  $ 410,159    $ 123,123   $ 12,175
                                             =========    =========   ========

     During 2001, 2000 and 1999, we transferred $28.6 million, $138.7 million and $151.8 million of allowance for credit card loan losses to the valuation allowance on our retained interests in loans securitized. These transfers relate to asset sales between Direct Merchants Bank and the Master Trust, changes in accounting treatment as a result of changes in our source of funding (i.e. collateralized borrowing versus sales treatment under SFAS 140 and 125) and the amount of allowance for loan losses and valuation allowance on the retained interests determined through our roll rate analysis and fair value calculation.


NOTE 5 - RETAINED INTERESTS

         Activity in retained interests is as follows:

                                             Year Ended December 31,
                              2001           Change         2000            Change           1999


Gross retained interests.   $ 1,263,655     $(760,026)    $ 2,023,681     $   406,455     $ 1,617,226
Valuation allowance .....      (537,499)      103,353        (640,852)        (33,999)       (606,853)
                            -----------     ---------     -----------     -----------     -----------
Net retained interests...   $   726,156     $(656,673)    $ 1,382,829     $   372,456     $ 1,010,373
                            ===========     =========     ===========     ===========     ===========

         Activity in the valuation for retained interests is as follows:

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                    2001           2000            1999
                                                                    ----           ----            ----

Balance at beginning of year ..............................      $ 640,852       $ 606,853       $393,283
Allowance related to assets acquired, net .................           --              --           26,293
Allowance related to assets transferred
   to the Master Trust ....................................         28,639         138,709        151,828
Retained interests valuation expense (income)..............       (131,992)       (104,710)        35,449
                                                                 ---------       ---------       --------
Balance at end of year ....................................      $ 537,499       $ 640,852       $606,853
                                                                 =========       =========       ========

NOTE 6 - PROPERTY AND EQUIPMENT

         The carrying value of property and equipment is as follows:

                                                      At December 31,
                                                     2001        2000
                                                     ----        ----

Furniture and equipment .......................    $ 46,865    $ 46,416
Computer software and equipment ...............      65,407      55,399
Construction in progress ......................       1,842       6,842
Buildings and land ............................      28,031      27,805
Leasehold improvements ........................      18,561      18,537
                                                   --------    --------
Total .........................................    $160,706    $154,999
Less: Accumulated depreciation and
    amortization...............................      45,793      26,604
                                                   --------    --------
Balance at end of year ........................    $114,913    $128,395
                                                   ========    ========

     Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999, was $24.7 million, $16.0 million and $6.8 million, respectively.


NOTE 7 - PURCHASED PORTFOLIO PREMIUM

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


NOTE 8 - PORTFOLIO ACQUISITIONS

     In 2001, Direct Merchants Bank purchased two credit card portfolios that consisted of approximately 170,000 active accounts and approximately $290 million in receivables. In 2000, Direct Merchants Bank purchased one credit card portfolio that had approximately 184,000 active accounts and approximately $186 million in receivables.


NOTE 9 - CONVERTIBLE PREFERRED STOCK

     Affiliates of Thomas H. Lee Partners, L.P. ("THL Partners"), a Boston-based investment firm, and its predecessor, Thomas H. Lee Company, hold 100% of the outstanding shares of our Series C Perpetual Convertible Preferred Stock. The Series C Preferred Stock has a 9% dividend payable in additional shares of Series C Preferred Stock and also receives any cash dividends paid on our common stock based on the number of shares of common stock into which the Preferred Stock would convert on the record date of the dividend. Each share of Series C Preferred Stock is convertible into 30 shares of common stock plus - if converted at the option of the holder before January 1, 2004 - a premium amount designed to guarantee a portion of seven years worth of dividends at the 9% annual rate. The premium amount would have been equal to 41.0% of those future dividends for conversions in 2001 and would be 54.4% of those dividends in 2002.

     The Series C Preferred Stock is normally fully convertible into common stock. This would mean that upon conversion of their Preferred Stock, our Preferred Stockholders could have received 35,597,993 shares, or approximately 36.0%, of our outstanding common stock on a diluted basis as of December 31, 2001, and could receive 38,977,613 shares, or approximately 38.5%, of our outstanding common stock on a diluted basis as of March 15, 2002. However, the indenture that governs our 10% Senior Notes due 2004 requires us to offer to purchase those notes in the event that such a conversion would result in a shareholder or group (within the meaning of Rules 13d-3 and 13d-5 of the Securities Exchange Act of 1934) obtaining 35% or more of our outstanding voting stock. Therefore, we included a provision in the terms of our Series C Preferred Stock that sets the maximum percentage of outstanding voting stock that any shareholder or group, such as the affiliates of THL Partners, could obtain while any of our 10% Notes remain outstanding at 34.9%. Accordingly, as of December, 2001, the Series C Preferred Stock could have been converted into 33,998,592 shares, or 34.9%, of our common stock on a diluted basis, with the excess Series C Preferred Stock converting into 1,599,401 shares of nonvoting Series D Preferred Stock. As of March 15, 2002, the Series C Preferred Stock could have been converted into 33,359,130 shares - again, 34.9%, of our common stock on a diluted basis - and 5,618,483 shares of Series D Preferred Stock. The Series D Preferred Stock automatically converts into common stock on a share-for-share basis at the time that the conversion will not exceed the ownership limitations described above. The terms of our Series D Preferred Stock are essentially the same as the terms of our common stock, except that

o the Series D Preferred Stock has a liquidation preference of $.01 per share, and

o is non-voting, except as required by law to preserve the powers, preferences or other rights of that class of stock.

     So long as they or their affiliates own at least 25% of the originally issued Series C Preferred Stock (or any shares of common stock issued upon conversion thereof), the holders of a majority of the shares of Series C Preferred Stock are entitled to elect four of eleven directors of the Board. So long as they or their affiliates: (a) own any shares of Series C Preferred Stock (or any shares of common stock issued upon conversion thereof); and (b) are entitled to elect four directors, the Thomas H. Lee Equity Fund IV, L.P., which owns approximately 85% of our outstanding Series C Preferred Stock, has the right to appoint one of the four directors. So long as they or their affiliates own at least 10% but less than 25% of the originally issued Series C Preferred Stock (or any shares of common stock issued upon conversion thereof), the holders of a majority of the shares of Series C Preferred Stock are entitled to elect one director. The four directors who have been elected by the holders of our Series C Preferred Stock are all affiliates of THL Partners and, through such affiliation as well as actual ownership of Series C Preferred Stock, may be deemed to be the beneficial owners of approximately 97% of the common stock that would be issued upon conversion of our Series C and D Preferred Stock, both individually and in the aggregate. Those directors - C. Hunter Boll, Thomas M. Hagerty,

David V. Harkins and Thomas H. Lee - were first appointed to the Board of Directors in June 1999 and re-elected for one-year terms in May of 2000, 2001 and 2002.

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

     Other than the arrangements and transactions discussed in this Note 9 and the payment of normal directors' fees (including equity-based compensation and reimbursement of reasonable expenses to the four directors elected by the holders of our Series C Preferred Stock), we have not engaged in any material transactions with affiliates of THL Partners.

NOTE 10 - STOCK OPTIONS

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

     We also issue restricted stock grants under the stock option plan to our executive officers. A total of 72,600 and 91,400 common shares were granted in 2001 and 2000, with an approximate aggregate market value of $1.8 million and $2.3 million at the time of the grant, respectively. The market value of these restricted shares at the date of grant is amortized into expense over a period not less than the restriction period. We recognized expense of $1.4 million in 2001 and $1.1 million in 2000 for these restricted shares. If the restrictions are removed, generally upon death, disability or retirement, the remaining unamortized market value of the restricted shares is expensed. Previous to 2001, restricted shares were unregistered, and therefore the related unearned compensation was recorded in "Accrued expenses and other liabilities" on the consolidated balance sheet. In 2001 restricted shares were registered and all unearned compensation was recorded as part of stockholders' equity.

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

     Proforma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we accounted for our employee stock options under the fair value method of SFAS 123. The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model. The fair value of the options is amortized to expense over the options' vesting periods. Our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               Year Ended December 31,
                                               -----------------------
                                            2001        2000          1999
                                            ----        ----          ----

Net income as reported ..............    $245,792     $195,193      $ 64,555
Net income pro forma ................     236,570      185,356        59,733
Diluted earnings (loss) per share
       as reported...................        2.47         2.11         (1.07)
Diluted earnings (loss) per share
       pro forma                             2.38         2.00         (1.15)

Weighted-average assumptions in option valuation:
Risk-free interest rates ............        4.90%        6.40%         5.30%
Dividend yields .....................        0.20%        0.10%         0.10%
Stock volatility factor .............        52.2%        58.4%         55.4%
Expected life of options (in
      years) ........................         6.0          6.0           6.0



     The above pro forma amounts may not be representative of the effects on reported net earnings for future years.

     Information regarding our stock option plans for 2001, 2000 and 1999, is as follows:

                                                                     Year Ended December 31,
                                               2001                          2000                          1999
                                               ----                          ----                          ----
                                                     Weighted-                       Weighted-                    Weighted-
                                                      Average                         Average                      Average
                                                     Exercise                        Exercise                     Exercise
                                       Shares          Price        Shares             Price        Shares          Price
                                       ------          -----        ------             -----        ------          -----

Options outstanding,
   beginning of year .............    9,907,062        $17.67     10,129,614           $9.72      7,862,100         $8.56
Options exercised ................    1,383,358         11.81      4,212,537            5.46        111,750          6.40
Options granted ..................    2,832,838         25.01      4,348,685           24.78      2,860,914         13.47
Options canceled/
   forfeited .....................      752,406         27.06        358,700           22.64        481,650         13.79
                                     ------------------------------------------------------------------------------------
Options outstanding,
   end of year ...................   10,604,136         19.73      9,907,062           17.67     10,129,614          9.72
Weighted-average
   fair value of
   options granted
   during the year................           --         12.17             --           13.47             --          6.53



     The following table summarizes information about stock options outstanding at December 31, 2001:

                                              Options Outstanding                       Options Exercisable
                                              -------------------                       -------------------
                                                   Weighted-
                                                    Average          Weighted-                           Weighted-
                                 Number           Remaining          Average              Number         Average
                              Outstanding         Contractual        Exercise           Exercisable      Exercise
Exercise Price                at 12/31/01            Life              Price            at 12/31/01        Price
--------------                -----------            ----              -----            -----------        -----

 $ 0.00-$16.77 .............   3,568,727             6.8              $10.57            2,389,133          $11.99
 $17.10-$24.42 .............   4,058,285             8.3               22.09            1,353,360           21.33
$24.67-$38.88 ..............   2,977,124             8.9               27.51              203,237           29.05
                              ----------             ---              ------            ---------          ------
                              10,604,136             7.9              $19.73            3,945,730          $16.07
                              ==========             ===              ======            =========          ======


     Employee Stock Purchase Plan

     During the third quarter of 1999, we adopted the Metris Companies Inc. Employee Stock Purchase Plan ("ESPP"), whereby eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of our common stock. Under the plan, shares of our common stock may be purchased at the end of each monthly offering period at 85% of the lower of the fair market value on the first or last day of the monthly offering period. Employees contributed $2.3 million and $2.0 million to purchase 121,658 and 100,624 shares of common stock under the ESPP for 2001 and 2000, respectively. We are authorized to issue up to
2.6 million shares of common stock to employees under the plan, and as of December 31, 2001, there were approximately 2.3 million shares available for future issuance.

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


NOTE 11 - EMPLOYEE BENEFIT PLANS

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

     Supplemental Executive Retirement Plan

     Our funded Supplemental Executive Retirement Plan ("SERP") provides officers and other members of senior management with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. The SERP is an account balance plan to which we will make annual contributions targeted to provide 60% of the average of the participant's final five years of salary and bonus with us. These benefits will be paid in 15 annual installments beginning the year after they become eligible to receive benefits. Participants are eligible to receive benefits upon leaving our employment if they are at least 65 years of age or at least age 55 with five years of plan participation, if a change of control occurs or in the event of death. We recognized $0.7 million and $0.9 million of expense in 2001 and 2000, respectively, related to the SERP. Our liability was $3.1 million and $3.1 million at December 31, 2001 and 2000, respectively, for future payments under this plan. We calculate this expense and liability based on actuarial assumptions regarding years of participation, future investment returns and participants continuing in the SERP until age 65.


NOTE 12 - INCOME TAXES

     The components of the provision for income taxes consisted of the following:

                         Year Ended December 31,
                         -----------------------
                     2001          2000         1999
                     ----          ----         ----

Current:
   Federal...      $ 41,795      $ 77,185      $94,309
   State ....         5,604         7,867       14,236
Deferred ....       114,178        39,268      (32,592)
                   --------      --------      -------
                   $161,577      $124,320      $75,953
                   ========      ========      =======


     A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

                                                        Year Ended
                                                       December 31,
                                                       ------------
                                                2001       2000       1999
                                                ----       ----       ----

Statutory federal income tax rate .........     35.0%      35.0%      35.0%
State income taxes, net of federal benefit.      1.5%       2.8%       3.2%
Other, net ................................      1.8%       0.7%       1.5%
                                                ----       ----       ----
Effective income tax rate .................     38.3%      38.5%      39.7%
                                                ====       ====       ====

         Our deferred tax assets and liabilities are as follows:

                                                            At December 31,
                                                          2001            2000
                                                          ----            ----
Deferred income tax assets resulting from
   future deductible temporary differences:
   Allowance for loan losses and retained interests
      valuation allowance .........................  $     210,271   $   214,989
   Deferred revenues ..............................         72,944        74,755
   Other ..........................................         31,632        18,800
                                                     -------------   -----------
Total deferred tax assets .........................  $     314,847   $   308,544

Deferred income tax liabilities resulting from future taxable temporary differences:
      Accrued interest on credit card loans .......  $     213,899   $   114,595
      Deferred costs ..............................         37,524        30,701
      Other .......................................         31,257        16,903
                                                     -------------   -----------
   Total deferred tax liabilities .................  $     282,680   $   162,199

   Net deferred tax assets ........................  $      32,167   $   146,345

     We believe, based on our history of operating earnings, expectations for operating earnings in the future, and the expected reversal of taxable temporary differences, earnings will be sufficient to fully utilize the deferred tax assets.

NOTE 13 - RELATED PARTY TRANSACTIONS

     In the ordinary course of business, our executive officers may have credit card loans issued by us. Pursuant to our policy, such loans are issued on the same terms as those prevailing at the time for comparable loans with unrelated persons and do not involve more than the normal risk of collectibility.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

     Future minimum lease commitments at December 31, 2001, under cancelable and non-cancelable operating leases are as follows:

       2002                                      $16,650
       2003                                       12,545
       2004                                       11,273
       2005                                        9,513
       2006                                        7,820
      Thereafter                                  34,301
                                                 -------
         Total minimum lease payments            $92,102
                                                 =======

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

     Subsequent to year end, preliminary approval of a class action settlement was signed by the Court whereby we will pay approximately $5.6 million for attorneys' fees and costs incurred by attorneys for the plaintiffs in separate lawsuits filed in Arizona, California and Minnesota in 2000 and 2001. Based on negotiations with plantiffs council and our offer of a settlement in the amount of $5.6 million, we recorded a $5.6 million accrual during the third quarter of 2001 to reflect the proposed settlement. Under the terms of the settlement, which was approved by the court on May 30, 2002, we denied any wrongdoing or liability.

     Direct Merchants Bank's activities as a credit card lender are subject to regular review and examination by federal regulators to assess compliance with various federal consumer protection laws. Regulators are authorized to impose penalties for violations of these laws and, in certain cases, to order Direct Merchants Bank to pay restitution to injured cardholders.

     On May 3, 2001, Direct Merchants Bank entered into a consent order with the Office of the Comptroller of the Currency ("OCC"). The consent order required Direct Merchants Bank to pay approximately $3.2 million in restitution to approximately 62,000 credit card customers who applied for and received a credit card in connection with a series of limited test marketing campaigns from March 1999 to June 2000. Under the terms of the consent order, Direct Merchants Bank made no admission or agreement on the merits of the OCC's assertions. The restitution as required by the OCC consent order was paid and is reflected in our December 31, 2001 financial statements. We believe that the non-monetary portion of Direct Merchants Bank's agreement with the OCC will not have a material adverse effect on the financial position of MCI or Direct Merchants Bank.

     In May 2001, the OCC also indicated that it was considering whether or not to pursue an assessment of civil money penalties and gave Direct Merchants Bank the opportunity to provide information to the OCC bearing on whether imposing a penalty would be appropriate and the severity of any penalty. The statutory provisions pursuant to which a civil money penalty could be assessed give the OCC broad discretion in determining whether or not a penalty will be assessed and, if so, the amount of the penalty. Direct Merchants Bank, to date, has not incurred nor paid any civil money penalties. We have not made an accrual for civil money penalties because we believe the assessment of such penalties is not probable nor is the amount reasonably estimated.


NOTE 15 - CAPITAL REQUIREMENTS AND RESTRICTED PAYMENTS

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

     Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At December 31, 2001 and 2000, Direct Merchants Bank's Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a "well-capitalized" depository institution under regulations of the OCC.

     We are also bound by restrictions set forth in the indentures related to the Senior Notes dated November 7, 1997, and July 15, 1999. Pursuant to those indentures, we may not make dividend payments in the event of a default or if all such restricted payments would exceed 25% of our aggregate cumulative net income.


NOTE 16 - CONCENTRATIONS OF CREDIT RISK

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

                                  Owned           Sold        Managed
                                  -----           ----        -------

      At December 31, 2001
      --------------------
      California .......        $ 500,991     $  986,393    $ 1,487,384
      New York ........           337,213        663,933      1,001,146
      Texas ...........           324,492        638,887        963,379
      Florida .........           291,935        574,787        866,722
      Illinois ........           166,097        327,027        493,124
      Ohio ............           162,897        320,724        483,621
      Pennsylvania.....           137,282        270,292        407,574
      All others ......         2,089,404      4,113,799      6,203,203
                               ----------     ----------    -----------
         Total ........        $4,010,311     $7,895,842    $11,906,153
                               ==========     ==========    ===========


                                  Owned           Sold         Managed
                                  -----           ----         -------

      At December 31, 2000
      --------------------
      California .......       $  404,947     $  765,909      $1,170,856
      Texas ............          273,187        516,701         789,888
      New York .........          261,192        494,015         755,207
      Florida ..........          238,972        451,988         690,960
      Ohio .............          129,958        245,801         375,759
      Illinois .........          128,650        243,326         371,976
      Pennsylvania .....          104,911        198,427         303,338
      All others .......        1,661,067      3,154,057       4,815,124
                               ----------     ----------      ----------
         Total .........       $3,202,884     $6,070,224      $9,273,108
                               ==========     ==========      ==========

     We target our consumer lending products primarily to moderate-income consumers. Primary risks associated with lending to this market are that they may be more sensitive to future economic downturn, which may make them more likely to default on their obligations.


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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


 Net credit card loans and retained interests

     Credit card loans are originated with variable rates of interest that adjust with changing market interest rates. Thus, the carrying value of the credit card loans, less the allowance for loan losses, approximates fair value. This valuation does not include the value that relates to estimated cash flows generated from new loans from existing accountholders over the life of the accountholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established accountholder relationships.

     The fair value of the retained interests are estimated by discounting the expected future cash flows from the Master Trust and each of the conduits at rates which we believe to be consistent with those that would be used by an independent third party. However, because there is no active market for this, the fair values presented may not be indicative of the value negotiated in an actual sale. The future cash flows used to estimate fair value are limited to the securitized receivables that exist at year end and do not reflect the value associated with future receivables generated by accountholder activity.


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

     The estimated fair values of our financial instruments are summarized as follows:

                                                                       At December 31,
                                                                       ---------------
                                                          2001                                2000
                                                          ----                                ----

                                                                 Estimated                       Estimated
                                                Carrying           Fair          Carrying          Fair
                                                 Amount           Value           Amount          Value
                                                 ------           -----           ------          -----

Cash and cash equivalents ................      $  488,086      $  488,086      $  521,440      $  521,440
Accrued interest and fees
   receivable.............................          38,657          38,657          30,531          30,531
Credit card loans, net ...................       2,336,497       2,336,497       1,056,080       1,056,080
Securitization assets:
   Retained interest in
      loans securitized,
      net.................................         726,156         726,156       1,382,829       1,382,829
   Interest rate cap
      agreements..........................          27,321          27,321          39,365          15,468
   Other .................................         152,547         152,547         147,329         147,329
Interest rate swap
   agreements.............................           3,293           3,293            --             2,716
Debt .....................................         647,904         633,005         356,066         327,917
Deposits .................................       2,058,008       2,067,697       2,106,199       2,109,690


     For purposes of determining the fair value of the net retained interests, we have included only cash flows associated with the excess spread and principal receivables included in the retained interests as of the balance sheet date. We have not included certain expected finance charge receivable cashflows in our calculation. The significant assumptions used for estimating the fair value of the retained interests in loans securitized are as follows:


                                                           At December 31,
                                                           2001       2000
                                                           ----       ----

      Annual discount rate (1)........................      15%       15%
      Monthly payment rate ...........................       7%        7%
      Weighted-average spread (2) ....................      20%       16%
      Annual principal, finance charge and fees
         default rate.................................      18%       16%

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

       At December 31, 2001, the sensitivity of the current fair value of the retained interests to immediate 10 percent and 20 percent adverse changes are as follows (in millions):

                                                   Impact on Fair Value
                                          10% adverse change  20% adverse change
                                          ------------------  ------------------


      Annual discount rate (1) ..........      $ 15                $ 29
      Monthly payment rate ..............         1                   1
      Weighted-average spread (2)........       164                 322
      Annual principal, finance charge
         and fees default rate...........       183                 359



     The actual annual principal and finance charge default rates for loans securitized are as follows:

      Year ended December 31, 2001 ..........     15%
      Year ended December 31, 2000 ..........     14%

     We believe these sensitivity analyses may not accurately reflect the potential impact on the asset values as they do not consider potential offsetting positive impacts that would occur in the portfolio.


NOTE 18 - DERIVATIVE FINANCIAL INSTRUMENTS

     We use derivative financial instruments for the purpose of managing our exposure to interest rate risks. We have a number of procedures in place to monitor and control both market and credit risk from these derivative activities. Our senior management approves all derivative strategies and transactions.

     During 2001 and 2000, we entered into interest rate cap and interest rate swap transactions. We enter into interest rate caps through our subsidiary, Metris Receivables, Inc. ("MRI") on behalf of Master Trust investors. Interest rate caps are purchased in connection with each of MRI's securitized debt issuances. The interest rate caps do not meet the criteria for hedge accounting treatment. The change in the fair value of the caps is included in the consolidated income statement under "Net securitization and credit card income." For the year ended December 31, 2001, excluding the cumulative effect of accounting change, we recognized income of $10.1 million from the mark-to-market adjustments on the interest rate caps.

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

     As of January 1, 2001, we had two outstanding interest rate swap agreements accounted for as hedges under SFAS 133 with a combined value of $2.7 million. In February 2001, we entered into two additional swap agreements with no value as of the inception date. As of the adoption of SFAS 133 or their inception, all four swaps were designated as fair value hedges. Changes in the value of the swaps are recognized in income, in the period in which the change in value occurred. In addition, changes in the value of the CDs, to the extent they are attributable to the risk being hedged, are simultaneously recognized in income. Any difference between the fair value change in the swaps versus the fair value change in the related hedged CDs was considered to be the "ineffective" portion of the hedge. The ineffective portion of the swap is recorded as an increase or decrease in income.

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

     Prior to SFAS 133, we amortized the costs of interest rate contracts on a straight-line basis over the expected life of the contract. The adoption of SFAS 133 resulted in a one-time, non-cash, after-tax charge to earnings of $14.5 million, reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the year ended December 31, 2001. As of December 31, 2001, we had 13 interest rate caps valued at $27.3 million and one interest rate swap valued at $3.3 million.

     The notional amounts and weighted-average interest rate of interest rate swap, cap and floor agreements purchased and sold during 2001 and 2000 are as follows:

                                          Weighted-              Weighted-
Year Ended December 31,                    Average                 Average
(Dollars in thousands)                    Interest                Interest
                                 2001       Rate         2000       Rate
                                 ----       ----         ----       ----

Interest rate swap
   agreements:
     Beginning balance ...    $  249,000     7.0%    $       --      --
     Additions ...........       171,300     6.8%       249,000     7.0%
     Terminations ........       295,800     6.9%            --      --
                              ----------             ----------
     Ending balance ......    $  124,500     7.0%    $  249,000     7.0%
                              ==========             ==========
Interest rate caps:

   Beginning balance .....    $5,119,628     9.2%    $4,213,021     9.4%
     Additions ...........       396,243    10.5%     1,260,774     8.5%
     Terminations ........     1,053,294     9.5%       354,167     9.1%
                              ----------             ----------
     Ending balance ......    $4,462,577     9.2%    $5,119,628     9.2%
                              ==========             ==========
Interest rate floor:

     Beginning balance ...    $      --       --     $   58,333     6.2%
     Additions ...........           --       --             --      --
     Terminations ........           --       --         58,333     6.2%
                              ---------              ----------
     Ending balance ......    $      --       --     $       --      --
                              =========              ==========

NOTE 19 - SEGMENTS

     We operate in two principal areas: consumer lending products and enhancement services. Our consumer lending products are primarily unsecured and partially secured credit cards, including the Direct Merchants Bank MasterCard(R) and Visa(R). Our credit card accountholders include customers obtained from third-party lists and other customers for whom general credit bureau information is available.

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

     We have presented the segment information reported below on a managed basis. We use this basis to review segment performance and to make operating decisions. In doing so, the income statement and balance sheet are adjusted to reverse the effects of securitizations. Presentation on a managed basis is not in conformity with accounting principles generally accepted in the United States of America. The elimination column in the segment table includes adjustments to present the information on an owned basis as reported in the financial statements of this Annual Report on Form 10-K/A.

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

                                                     2001
                                                     ----


                      Consumer
                      Lending      Enhancement    Securitization          Other
                      Products      Services      Adjustments (a)      Adjustments (b)   Consolidated
                      --------      --------      ---------------      ---------------   ------------

Interest
  income ......     $ 1,973,400    $  12,308     $  (1,276,410)        $  (12,308)       $    696,990
Interest
  expense .....         492,773           --          (314,185)           (12,308)            166,280
                    -----------    ---------      ------------         -----------       ------------
Net interest
  income ......       1,480,627       12,308          (962,225)                --             530,710
Other revenue .         612,683      340,132           201,642                 --           1,154,457
Total revenue .       2,093,310      352,440          (760,583)                --           1,685,167
Income before
  income taxes
  and
  cumulative
  effect of
  accounting
  change.....           684,663(c)   231,780(c)             --           (494,575)            421,868


Total assets ..     $11,395,934    $ 138,420      $ (7,895,843)        $   590,175(d)    $  4,228,686




                                                     2000
                                                     ----


                    Consumer
                    Lending      Enhancement    Securitization          Other
                    Products      Services      Adjustments (a)      Adjustments (b)   Consolidated
                    --------      --------      ---------------      ---------------   ------------

Interest
    income ....    $1,596,352    $  11,848        $(1,091,574)       $ (11,848)       $   504,778

Interest
   expense.....       533,325           --           (388,471)         (11,848)           133,006
                   ----------    ---------        -----------        ---------        -----------
Net interest
  income ......     1,063,027       11,848           (703,103)              --            371,772
Other revenue .       494,155      266,200            173,432               --            933,787
Total revenue .     1,557,182      278,048           (529,671)              --          1,305,559
Income before
  income taxes
  and
  cumulative
  effect of
  accounting
  change ......       560,772(c)    176,756(c)             --         (414,617)           322,911


Total assets ..    $9,013,828    $ 154,236        $(6,070,224)       $ 638,185 (d)    $ 3,736,025


                                                     1999
                                                     ----


                      Consumer
                      Lending      Enhancement    Securitization          Other
                      Products      Services      Adjustments (a)      Adjustments (b)   Consolidated
                      --------      --------      ---------------      ---------------   ------------


Interest
   income ......    $1,163,663       $   4,649        $  (927,494)       $  (4,649)         $ 236,169
Interest
   expense.....        340,066              --           (279,576)          (4,649)            55,841
                    ----------       ---------        -----------        ---------          ---------
Net interest
  income .......       823,597           4,649           (647,918)            --              180,328
Other revenue ..       368,500         175,091             80,181             --              623,772
Total revenue ..     1,192,097         179,740           (567,737)            --              804,100
Income before
   income taxes
   and
   cumulative
   effect of
   accounting
   change ......       392,453(c)      100,646(c)              --         (301,783)           191,316

Total assets ...    $7,190,903       $ 116,106        $(5,518,312)       $ 256,385 (d)    $ 2,045,082


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

NOTE 20 - STOCKHOLDERS' EQUITY

     On February 6, 2001, the Company's Board of Directors authorized a share repurchase program of up to $200 million of its outstanding common stock over a period ending December 31, 2002. The amount of shares the Company can repurchase in a calendar year is limited under its various debt agreements. In 2001, the Company was limited to repurchasing approximately $75 million of shares. As of December 31, 2001, 0.8 million shares had been repurchased under the program for $13.0 million. Subsequent to December 31, 2001, we repurchased an additional 1.2 million shares for $17.6 million.

NOTE 21 - DEBT AND DEPOSITS

     A warehouse financing facility entered into in June 2001 has been accounted for as a collateralized financing under SFAS 140 and included in "Debt" on the consolidated balance sheet. The financing conduit has a capacity of $400 million and a variable interest rate based on LIBOR. As of December 31, 2001, $292 million was outstanding on the conduit. During July 2000, we amended and restated our credit facility. The amended credit facility consists of a $170 million revolving credit facility which matures in July 2003 and a $100 million term loan which matures in June 2003. At December 31, 2001 and 2000, we had outstanding borrowings of $100 million under the term loan facility with weighted-average interest rates of 5.4% and 9.9%, respectively, and no outstanding balance on the revolving credit facility at December 31, 2001 and 2000. At December 31, 2001, we were in compliance with all financial covenants under these agreements.

     As of December 31, 2001, we had $145.9 million of 10.125% Senior Notes due 2006 outstanding. These Senior Notes were issued at a discount of $6.3 million to yield an effective interest rate of 11%. The Senior Notes due 2006 and credit facility are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc., magnUS Services, Inc. (formerly Metris Recovery Services, Inc.), Metris Card Services, LLC and Metris Credit Card Services, Inc. ("Guarantors"), and all of our future subsidiaries that guarantee any of our indebtedness. The guarantee is an unsecured obligation of the Guarantors and ranks equally with all existing and future unsubordinated indebtedness. We also have $100 million of 10% Senior Notes due 2004 outstanding with terms and conditions substantially similar to the Senior Notes due 2006. We have a $10.0 million 9.19% term loan due 2005 used to fund Company equipment.

     Our debt outstanding as of December 31, 2001, matures as follows:

        2002                               $292,497
        2003                                100,434
        2004                                100,476
        2005                                  8,543
        2006                                145,936
        Thereafter                               18
                                          ---------
        Total debt outstanding            $ 647,904
                                          =========

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

     Our CDs outstanding as of December 31, 2001 and 2000, mature as follows:

                                     Weighted-              Weighted-
                                      Average                Average
                                     Interest               Interest
                              2001     Rate         2000      Rate
                              ----     ----         ----      ----

Three months or less .    $  404,955    5.8%    $  384,795    6.1%
Over three months
     through twelve
     months ..........       811,802    5.3%     1,214,288    6.6%
Over one year through
     three years .....       567,897    5.2%       467,652    7.7%
Over three years .....       273,354    5.9%        39,464    7.4%
                          ----------    ---     ----------    ---
Total certificates of
     deposits ....... .   $2,058,008    5.4%    $2,106,199    6.8%
                          ==========    ===     ==========    ===


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


                                                            METRIS COMPANIES INC.
                                                   Supplemental Consolidating Balance Sheets
                                                               December 31, 2001
                                                            (Dollars in thousands)

                                   Metris        Guarantor      Non-Guarantor
                               Companies Inc.  Subsidiaries     Subsidiaries    Eliminations     Consolidated
                               --------------  ------------     ------------    ------------     ------------
Assets:
Cash and cash
   equivalents............    $    17,613    $      1,505       $   468,968     $        --      $   488,086
Net retained
   interests in loans
   securitized.............           --               --           726,156              --          726,156
Credit card loans .........        1,646               --         2,334,851              --        2,336,497
Property and
   equipment, net..........           --           78,425            36,488              --          114,913
Deferred income
   taxes...................       (31,921)          4,937            59,151              --           32,167
Purchased portfolio
   premium.................           248              --            94,545              --           94,793
Other receivables
   due from
   credit card
   securitizations, net ...            34             644           179,190              --          179,868
Other assets ..............        10,145          50,794           201,525          (6,258)         256,206
Investment in
   subsidiaries............     1,900,528        1,745,701               --      (3,646,229)              --
                              -----------      -----------      -----------     -----------      -----------
Total assets ..............   $ 1,898,293      $ 1,882,006      $ 4,100,874     $(3,652,487)     $ 4,228,686
                              -----------      -----------      -----------     -----------      -----------

Liabilities:
Deposits ..................   $    (1,000)     $        --      $ 2,059,008     $        --      $ 2,058,008
Debt ......................       345,924              171          301,809              --          647,904
Accounts payable ..........         3,070           15,461           68,073          (3,129)          83,475
Deferred income ...........         3,270           30,615          184,275          (3,129)         215,031
Accrued expenses and
   other liabilities ......       405,074          (64,769)        (257,992)             --           82,313
                              -----------      -----------      -----------     -----------      -----------
Total liabilities .........       756,338          (18,522)       2,355,173          (6,258)       3,086,731
                              -----------      -----------      -----------     -----------      -----------
Total stockholders'
   equity..................     1,141,955        1,900,528        1,745,701      (3,646,229)       1,141,955
                              -----------      -----------      -----------     -----------      -----------
Total liabilities
   and stockholders'
   equity..................   $ 1,898,293      $ 1,882,006      $ 4,100,874     $(3,652,487)     $ 4,228,686
                              ===========      ===========      ===========     ===========      ===========



                                                            METRIS COMPANIES INC.
                                                   Supplemental Consolidating Balance Sheets
                                                               December 31, 2000
                                                            (Dollars in thousands)

                           Metris       Guarantor      Non-Guarantor
                       Companies Inc.  Subsidiaries     Subsidiaries  Eliminations       Consolidated
                       --------------  ------------     ------------  ------------       ------------
Assets:
Cash and cash
   equivalents ......  $     64,869   $      10,658     $  445,913    $         --       $  521,440
Net retained
   interests in loans
   securitized ......           311              --      1,382,518              --        1,382,829
Credit card loans ...         2,232              --      1,053,848              --        1,056,080
Property and
   equipment, net ...            --          77,693         50,702              --          128,395
Deferred income
   taxes ............        (2,415)         17,104        131,656              --          146,345
Purchased portfolio
   premium ..........           248              --         95,289              --           95,537
Other receivables
   due from credit
   card
   securitizations,
   net ..............            14              84        186,596              --          186,694
Other assets ........        13,806          41,946        173,583         (10,630)         218,705
Investment in
   subsidiaries .....     1,588,918       1,442,295             --      (3,031,213)              --
                       ------------   ------------     -----------    ------------       ----------
Total assets ........  $  1,667,983   $   1,589,780     $3,520,105    $ (3,041,843)      $3,736,025
                       ------------   ------------     -----------    ------------       ----------

Liabilities:
Deposits ............  $     (1,000)  $         --      $2,107,199    $         --       $2,106,199
Debt ................       345,024            880          10,162              --          356,066
Accounts payable ....           259         14,536          73,993          (5,315)          83,473
Deferred income .....        12,718         49,934         178,170          (5,315)         235,507
Accrued expenses and
   other liabilities        427,429        (64,488)       (291,714)             --           71,227
                       ------------   ------------     -----------    ------------       ----------
Total liabilities ...       784,430            862       2,077,810         (10,630)       2,852,472
                       ------------   ------------     -----------    ------------       ----------
Total stockholders'
   equity ...........       883,553      1,588,918       1,442,295      (3,031,213)         883,553
                       ------------   ------------     -----------    ------------       ----------
Total liabilities
   and stockholders'
   equity ...........  $  1,667,983   $  1,589,780     $ 3,520,105    $ (3,041,843)      $3,736,025
                       ============   ============     ===========    ============       ==========

                                                       METRIS COMPANIES INC.
                                          Supplemental Consolidating Statements of Income
                                                    Year Ended December 31, 2001
                                                       (Dollars in thousands)



                                          Metris       Guarantor     Non-Guarantor
                                       Companies Inc.  Subsidiaries   Subsidiaries  Eliminations    Consolidated
                                       --------------  ------------   ------------  ------------    ------------

Net Interest Income
   (Expense) .......................    $     8,583    $   (7,480)   $   529,607    $        --     $  530,710
Provision for loan losses ..........          2,402            --        546,743             --        549,145
                                        -----------    ----------    -----------    -----------     -----------
Net Interest Income
   (Expense) After Provision
   for Loan Losses .................          6,181        (7,480)       (17,136)            --        (18,435)
                                        -----------    ----------    -----------    -----------     -----------
Other Operating Income:
 Net securitization and
   credit card servicing
   income ..........................          9,511            --        507,888             --        517,399
Credit card fees,
   interchange and other
   credit card income ..............         (5,551)       31,508        270,969             --        296,926
Enhancement services
   revenues .............                        --        57,836        282,296             --        340,132
Intercompany allocations ...........            153       229,642       (229,795)            --             --
                                        -----------    ----------    -----------    -----------     -----------
                                              4,113       318,986        831,358             --       1,154,457
                                        -----------    ----------    -----------    -----------     -----------
Other Operating Expense:
Credit card account and
   other product solicitation
   and marketing expenses...........             --        12,642        162,241             --         174,883
Employee compensation ..............          1,101       197,645         26,717             --         225,463
Data processing services and
   communications...................              3       (90,538)       180,757             --          90,222
Warranty and debt waiver
   underwriting and claims
   servicing expense ...............             --           877         34,751             --          35,628
Credit card fraud losses ...........              1             5          9,062             --           9,068
Purchased portfolio
  premium amortization .............             --            --         30,277             --          30,277
Other ..............................           (393)      127,530         21,476             --         148,613
Intercompany allocations ...........            127        57,355        (57,482)            --              --
                                        -----------    ----------    -----------    -----------     -----------
                                                839       305,516        407,799             --         714,154
                                        -----------    ----------    -----------    -----------     -----------
Income Before Income Taxes,
   Equity in Income of
   Subsidiaries and Cumulative
   Effect of Accounting Change .....          9,455         5,990        406,423             --         421,868
Income taxes .......................          3,621         2,294        155,662             --         161,577
Equity in income of
   subsidiaries ....................        239,958       236,262             --       (476,220)             --
                                        -----------    ----------    -----------    -----------     -----------
Income Before Cumulative
   Effect of Accounting Change .....        245,792       239,958        250,761       (476,220)        260,291
Cumulative effect of
   accounting change, net ...........            --            --         14,499             --          14,499
                                        -----------    ----------    -----------    -----------     -----------
Net Income ..........................   $   245,792    $  239,958    $   236,262    $  (476,220)    $   245,792
                                        ===========    ==========    ===========    ===========     ===========




                                                       METRIS COMPANIES INC.
                                          Supplemental Consolidating Statements of Income
                                                    Year Ended December 31, 2000
                                                       (Dollars in thousands)


                                      Metris         Guarantor   Non-Guarantor
                                   Companies Inc.   Subsidiaries  Subsidiaries Eliminations  Consolidated
                                   --------------   ------------  ------------ ------------  ------------

Net Interest (Expense) Income ...     $ (76,200)     $  (4,685)     $452,657     $      --      $371,772
Provision for loan losses .......            (4)            --       388,238            --       388,234
                                      ---------      ---------      --------     ---------      --------
Net Interest (Expense) Income
   After Provision for Loan
   Losses .......................       (76,196)        (4,685)       64,419            --       (16,462)
                                      ---------      ---------      --------     ---------      --------
Other Operating Income:
Net securitization and credit
   card servicing income ........         3,544             (3)      440,713            --       444,254
Credit card fees, interchange
   and other credit card
   income .......................           504            633       222,196            --       223,333
Enhancement services revenues ...          --           54,747       211,453            --       266,200
                                      ---------      ---------      --------     ---------      --------
                                          4,048         55,377       874,362            --       933,787
                                      ---------      ---------      --------     ---------      --------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses
                                             --         21,917       122,564            --       144,481
Employee compensation ...........            --        147,567        31,025            --       178,592
Data processing services and
   communications
                                             --        (82,227)      168,393            --        86,166
Warranty and debt waiver
   underwriting and claims
   servicing expense ............            --          1,353        25,078            --        26,431
Credit card fraud losses ........             5             --         8,881            --         8,886
Purchased portfolio premium
   amortization .................            --             --        19,275            --        19,275
Other ...........................          (119)        57,812        72,890            --       130,583
                                      ---------      ---------      --------     ---------      --------
                                           (114)       146,422       448,106            --       594,414
                                      ---------      ---------      --------     ---------      --------
(Loss) Income Before
   Income Taxes, Equity in Income
   of Subsidiaries and
   Cumulative Effect of
   Accounting Change ............       (72,034)       (95,730)      490,675            --       322,911
Income taxes ....................       (27,733)       (38,485)      190,538            --       124,320
Equity in income of
   subsidiaries .................       239,454        296,699            --      (536,153)           --
                                      ---------      ---------      --------     ---------      --------
Income Before Cumulative
   Effect of Accounting Change ..       195,153        239,454       300,137      (536,153)      198,591
Cumulative effect of
   accounting change, net .......            --             --         3,438            --         3,438
                                      ---------      ---------      --------     ---------      --------
Net Income ......................     $ 195,153      $ 239,454      $296,699     $(536,153)     $195,153
                                      =========      =========      ========     =========      ========


                                                       METRIS COMPANIES INC.
                                          Supplemental Consolidating Statements of Income
                                                    Year Ended December 31, 1999
                                                       (Dollars in thousands)


                                      Metris         Guarantor        Non-Guarantor
                                   Companies Inc.  Subsidiaries       Subsidiaries        Eliminations     Consolidated
                                   --------------  ------------       ------------        ------------     ------------

Net Interest (Expense) Income ...   $  (39,529)     $    (974)        $    220,831         $      --         $ 180,328
Provision for loan losses .......          248             --              174,552                --           174,800
                                    ----------      ---------          -----------         ---------         ---------
Net Interest (Expense) Income
   After Provision for Loan
   Losses .......................      (39,777)          (974)              46,279                --             5,528
                                    ----------      ---------          -----------         ---------         ---------
Other Operating Income:
Net securitization and credit
   card servicing income ........        5,601             (4)             313,276                --           318,873
Credit card fees, interchange
   and other credit card
   income .......................          886         (4,088)             133,010                --           129,808
Enhancement services revenues ...           --         51,341              123,750                --           175,091
                                    ----------      ---------          -----------         ---------         ---------
                                         6,487         47,249              570,036                --           623,772
                                    ----------      ---------          -----------         ---------         ---------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses ...........           --         36,751               70,975                --           107,726
Employee compensation                       --        110,886               11,531                --           122,417
Data processing services and
   communications ...............           --        (66,273)             132,243                --            65,970
Warranty and debt waiver
   underwriting and claims
   servicing expense ............           --          2,755               18,336                --            21,091
Credit card fraud losses ........           17             --                7,367                --             7,384
Purchased portfolio premium
   amortization .................           --             --               31,752                --            31,752
Other ...........................        1,071         32,997               47,576                --            81,644
                                    ----------      ---------          -----------         ---------         ---------
                                         1,088        117,116              319,780                --           437,984
                                    ----------      ---------          -----------         ---------         ---------
(Loss) Income Before Income
   Taxes, Equity in Income
   of Subsidiaries and
   Extraordinary Loss ...........      (34,378)       (70,841)             296,535                --           191,316
Income taxes ....................      (13,647)       (28,471)             118,071                --            75,953
Equity in income of
   subsidiaries .................      136,094        178,464                   --          (314,558)               --
                                    ----------      ---------          -----------         ---------         ---------
Income Before Extraordinary
   Loss .........................      115,363        136,094              178,464          (314,558)          115,363
Extraordinary loss from the
   early extinguishment of
   debt .........................       50,808             --                   --                --            50,808
                                    ----------      ---------          -----------         ---------         ---------
Net Income ......................   $   64,555      $ 136,094          $   178,464         $(314,558)        $  64,555
                                    ==========      =========          ===========         =========         =========



                                                       METRIS COMPANIES INC.
                                   Supplemental Condensed Consolidating Statements of Cash Flows
                                                      Year Ended December 31,
                                                       (Dollars in thousands)

2001
----

                                            Metris         Guarantor      Non-Guarantor
                                         Companies Inc.   Subsidiaries    Subsidiaries   Consolidated
                                         --------------   ------------    ------------   ------------
Operating Activities:
Net cash provided by operating
   activities ..........................    $ 33,007     $       339     $   763,959     $   797,305
                                            --------     -----------     -----------     ------------
Investing Activities:
Net proceeds from sales and repayments
   of securitized loans ................          --             --         1,854,257       1,854,257
Net loans originated or collected ......       1,131             --        (2,633,708)     (2,632,577)
Credit card portfolio acquisitions .....          --             --          (290,774)       (290,774)
(Additions to) dispositions of premises
   and equipment .......................          --         (18,258)          12,552          (5,706)
                                            --------     -----------     -----------     ------------
Net cash provided by (used in)
   investing activities ................       1,131         (18,258)     (1,057,673)      (1,074,800)
                                            --------     -----------     -----------     ------------
Financing Activities:
Net (decrease) increase in debt ........     (10,243)          8,623         293,458          291,838
Net decrease in deposits ...............        --                --         (48,191)         (48,191)
Cash dividends paid ....................      (3,752)             --              --           (3,752)
Net (decrease) increase in equity ......     (54,385)            143          71,502           17,260
Repurchase of common stock .............     (13,014)             --              --          (13,014)
                                            --------     -----------     -----------     ------------
Net cash (used in) provided by
   financing activities ................     (81,394)          8,766         316,769          244,141
                                            --------     -----------     -----------     ------------
Net (decrease) increase in cash and
  cash equivalents .....................     (47,256)         (9,153)         23,055          (33,354)
Cash and cash equivalents at beginning
   of year
                                              64,869          10,658         445,913          521,440
                                            --------     -----------     -----------     ------------
Cash and cash equivalents at end of year    $ 17,613     $     1,505     $   468,968     $    488,086
                                            ========     ===========     ===========     ============



2000
----

                                              Metris         Guarantor    Non-Guarantor
                                           Companies Inc.   Subsidiaries   Subsidiaries   Consolidated
                                           --------------   ------------   ------------   ------------
Operating Activities:
Net cash (used in) provided by
   operating activities ................    $ (78,840)    $   (13,591)    $   748,691     $   656,260
                                            ---------     -----------     -----------     -----------
Investing Activities:
Net proceeds from sales and repayments
   of securitized loans ................           --              --         690,621         690,621
Net loans originated or collected ......         (417)             --      (2,104,061)     (2,104,478)
Credit card portfolio acquisitions .....           --              --        (195,597)       (195,597)
Additions to premises and equipment ....           --         (54,552)        (30,455)        (85,007)
                                            ---------     -----------     -----------     -----------
Net cash used in investing activities ..         (417)        (54,552)     (1,639,492)     (1,694,461)
                                            ---------     -----------     -----------     -----------
Financing Activities:
Net increase (decrease) in debt ........      242,667         (47,376)       (184,237)         11,054
Net increase in deposits ...............           --              --       1,330,818       1,330,818
Cash dividends paid ....................       (2,942)             --              --          (2,942)
Net (decrease) increase in equity ......     (139,218)        125,868          39,628          26,278
                                            ---------     -----------     -----------     -----------
Net cash provided by financing
   activities ..........................      100,507          78,492       1,186,209       1,365,208
                                            ---------     -----------     -----------     -----------
Net increase in cash and cash
   equivalents .........................       21,250          10,349         295,408         327,007
Cash and cash equivalents at beginning
   of year .............................       43,619             309         150,505         194,433
                                            ---------     -----------     -----------     -----------
Cash and cash equivalents at end of year    $  64,869     $    10,658     $   445,913     $   521,440
                                            =========     ===========     ===========     ===========


                                                       METRIS COMPANIES INC.
                                   Supplemental Condensed Consolidating Statements of Cash Flows
                                                    Year Ended December 31, 1999
                                                       (Dollars in thousands)


                                                 Metris       Guarantor    Non-Guarantor
                                             Companies Inc.  Subsidiaries   Subsidiaries     Consolidated
                                             --------------  ------------   ------------     ------------
Operating Activities:
Net cash (used in) provided by operating
   activities ..........................      $ (12,089)     $ (19,710)     $   344,187      $   312,388
                                              ---------      ---------      -----------      -----------
Investing Activities:
Net proceeds from sales and repayments
   of securitized loans ................             --             --        1,138,291        1,138,291
Net loans originated or collected ......           (693)            --       (1,005,206)      (1,005,899)
Credit card portfolio acquisitions .....             --             --       (1,156,673)      (1,156,673)
Additions to premises and equipment ....             --        (20,944)         (20,780)         (41,724)
                                              ---------      ---------      -----------      -----------
Net cash used in investing activities ..           (693)       (20,944)      (1,044,368)      (1,066,005)
                                              ---------      ---------      -----------      -----------
Financing Activities:
Net increase (decrease) in debt ........        351,658        (97,800)        (119,742)         134,116
Net increase in deposits ...............             --             --          775,381          775,381
Cash dividends paid ....................         (1,390)          (804)             804           (1,390)
Net (decrease) increase in equity ......       (288,860)       139,723          151,733            2,596
                                              ---------      ---------      -----------      -----------
Net cash provided by financing
   activities ..........................         61,408         41,119          808,176          910,703
                                              ---------      ---------      -----------      -----------
Net increase in cash and cash
   equivalents .........................         48,626            465          107,995          157,086
Cash and cash equivalents at beginning
   of year .............................         (5,007)          (156)          42,510           37,347
                                              ---------      ---------      -----------      -----------
Cash and cash equivalents at end of year.     $  43,619      $     309      $   150,505      $   194,433
                                              =========      =========      ===========      ===========


                                               Metris Companies Inc. and Subsidiaries
                               Summary of Consolidated Quarterly Financial Information and Stock Data
                                     (Dollars in thousands, except per-share data) (unaudited)


                                                                            2001
                                                  Fourth      Third         Second        First
                                                 Quarter     Quarter        Quarter      Quarter
                                                 -------     -------        -------      -------
Summary of Operations:
Interest Income ....................           $  175,847   $ 179,207     $  172,207     $ 169,729
Interest Expense ...................               31,984      42,148         44,313        47,835
                                               ----------   ---------     ----------     ---------
Net Interest Income ................              143,863     137,059        127,894       121,894
Provision for Loan
     Losses ........................              230,221     116,513        114,682        87,729
Other Operating Income .............              365,640     283,180        277,449       228,188
Other Operating Expense ............              164,625     189,376        188,930       171,223
                                               ----------   ---------     ----------     ---------
Income Before Income
     Taxes and Cumulative
     Effect of Accounting
     Change ........................              114,657     114,350        101,731        91,130
Income Taxes .......................               43,915      43,614         38,963        35,085
                                               ----------   ---------     ----------     ---------
Income Before Cumulative
   Effect of Accounting
   Change ..........................               70,742      70,736         62,768        56,045
Cumulative Effect of
     Accounting Change
     (Net of Income Taxes
     of $9,000) ....................                   --          --             --        14,499
                                               ----------   ---------     ----------     ---------
Net Income .........................               70,742      70,736         62,768        41,546
Preferred Stock Dividends ..........                8,987       8,788          8,593         8,403
                                               ----------   ---------     ----------     ---------
Net Income Applicable to
   Common Stockholders .............           $   61,755   $  61,948     $   54,175     $  33,143
                                               ==========   =========     ==========     =========

Per Common Share:
Earnings per Share:
     Basic (1) .....................          $      0.73   $    0.72     $     0.64     $    0.43
     Diluted (1) ...................                 0.72        0.70           0.63          0.42
Shares used to Compute
     EPS (000's):
     Basic .........................               97,610      98,846         97,633         96,660
     Diluted .......................               98,727     101,026         99,841         98,445
Cash Dividends .....................          $     0.010   $   0.010     $    0.010     $    0.010
Market Prices:
     High ..........................          $     28.10   $   38.65     $    33.71     $    31.63
     Low ...........................                15.10       20.00          20.13          20.32
     Close .........................                25.71       24.75          33.71          20.78


(1) Earnings per share for the first quarter reflects the $14.5 million one-time, non-cash accounting impact from the adoption of SFAS 133.


                                               Metris Companies Inc. and Subsidiaries
                               Summary of Consolidated Quarterly Financial Information and Stock Data
                                     (Dollars in thousands, except per-share data) (unaudited)

                                                                            2000
                                                                   ----
                                                Fourth      Third        Second         First
                                               Quarter     Quarter       Quarter       Quarter
                                               -------     -------       -------       -------

Summary of Operations:
Interest Income ....................          $ 156,378   $ 134,840     $ 115,759     $  97,801
Interest Expense ...................             44,722      35,394        28,782        24,108
                                              ---------   ----------     --------     ---------
Net Interest Income ................            111,656      99,446        86,977        73,693
Provision for Loan
     Losses ........................             91,290     110,936        98,215        87,793
Other Operating Income .............            214,663     239,629       238,023       241,472
Other Operating Expense ............            156,475     149,649       148,167       140,123
                                              ---------   ----------     --------     ---------
Income Before Income
   Taxes and Cumulative
     Effect of Accounting
     Change ........................             78,554      78,490        78,618        87,249
Income Taxes .......................             29,999      30,130        30,338        33,853
                                              ---------   ----------     --------     ---------
Income Before Cumulative
   Effect of Accounting
   Change ..........................             48,555      48,360        48,280        53,396
Cumulative Effect of
     Accounting Change
     (Net of Income Taxes
     of $2,180) ....................                 --          --            --         3,438
                                              ---------   ----------     --------     ---------
Net Income .........................             48,555      48,360        48,280        49,958
Preferred Stock Dividends ..........              8,220       8,036         7,770         7,598
                                              ---------   ----------     --------     ---------
Net Income Applicable to
   Common Stockholders .............          $  40,335   $   40,324     $ 40,510     $  42,360
                                              =========   ==========     ========     =========


Per Common Share:
Earnings per Share:
     Basic (1) .....................          $    0.53   $     0.54     $   0.55     $    0.57
     Diluted (1) ...................               0.51         0.52         0.53          0.55
Shares used to Compute
     EPS (000's):
     Basic .........................             91,314       90,457       88,002        87,126
     Diluted .......................             93,731       93,444       91,568        90,658
Cash Dividends .....................          $   0.010   $    0.010     $  0.007     $   0.006
Market Prices:
     High ..........................          $   42.25   $    42.56     $  29.81     $   26.71
     Low ...........................              22.81        25.13        22.00         14.83
     Close .........................              26.31        39.50        25.14         25.92


(1) Earnings per share for the first quarter reflects the $3.4 million one-time, non-cash accounting impact from the adoption of SAB 101 for our debt waiver products.

Stock Data

     The Company's common stock, which is traded under the symbol "MXT," has been listed on the New York Stock Exchange since May 7, 1999. Prior to its listing on the New York Stock Exchange, the Company's common stock traded under the symbol "MTRS" on the Nasdaq Stock Market since the initial public offering on October 25, 1996. As of March 15, 2002, there were approximately 350 holders of record and approximately 16,000 beneficial holders of the Company's common stock.

            MANAGEMENT'S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
                              AND INTERNAL CONTROL

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

     Management of Metris Companies Inc. depends on its accounting systems and internal control structures in meeting its responsibilities for reliable consolidated financial statements. In management's opinion, these systems and structures provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorizations. As an integral part of these systems and structures, the Company employs a professional staff of internal auditors who conduct operational and special audits and coordinate audit coverage with Company management and the independent auditors.

     The consolidated financial statements have been audited by the Company's independent auditors, KPMG LLP, whose independent professional opinion appears separately. Their opinion on the consolidated financial statements is based on auditing procedures that include performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide reasonable assurance that the consolidated financial statements are free of material misstatement.

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




/s/ Ronald N. Zebeck                /s/ David D. Wesselink
-------------------------------     -----------------------------
Ronald N. Zebeck                    David D. Wesselink
Chairman and                        Vice Chairman
Chief Executive Officer             Principal Financial Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Metris Companies Inc.:

     We have audited the accompanying consolidated balance sheets of Metris Companies Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metris Companies Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for derivative financial instruments in 2001. As discussed in Note 2 to the consolidated financial statements, the Company changed its method of recognizing revenue for its debt waiver products in 2000.




/s/ KPMG LLP
------------------
KPMG LLP
Minneapolis, Minnesota
January 16, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item with respect to directors is set forth under "Proposal One: Election of Directors," in the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 7, 2002, which was filed within 120 days of December 31, 2001 and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of Regulation S-K, set forth in Part I of this Form 10-K/A under "Executive Officers of the Registrant." The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

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

     With the exception of the information incorporated by reference in Items 10-13, the Proxy Statement is not to be deemed filed as part of this Form 10-K/A.

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

     (b)  Reports on Form 8-K: None

     (c)  Exhibits: See Exhibit Index on page 116 of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of October, 2002.


                                                    METRIS COMPANIES INC.

                                                    (Registrant)


                                                    By /s/ Ronald N. Zebeck
                                                    ----------------------------
                                                    Ronald N. Zebeck
                                                    Chairman and
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Metris Companies Inc., the Registrant, and in the capacities and on the dates indicated.


Signature                          Title                        Date
---------                          -----                        ----

Principal executive                Chairman and               October 22, 2002
officer and director:              Chief Executive Officer


/s/ Ronald N. Zebeck
-------------------------------
Ronald N. Zebeck


Principal financial officer:       Vice Chairman              October 22, 2002


/s/ David D. Wesselink
-------------------------------
David D. Wesselink


Principal accounting officer:      Senior Vice President,     October 22, 2002
                                   Controller

/s/ Mark P. Wagener
-------------------------------
Mark P. Wagener

                                 Certifications

I, Ronald N. Zebeck, certify that:

1. I have reviewed this amended Annual Report on Form 10-K/A of Metris Companies Inc.;

2. Based on my knowledge, this amended Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended Annual Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amended Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended Annual Report.

Date: October 22, 2002

/s/ Ronald N. Zebeck
--------------------
Ronald N. Zebeck
Chairman and Chief Executive Officer
(Principal Executive Officer)


I, David D. Wesselink, certify that:

4. I have reviewed this amended Annual Report on Form 10-K/A of Metris Companies Inc.;

5. Based on my knowledge, this amended Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended Annual Report; and

6. Based on my knowledge, the financial statements, and other financial information included in this amended Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended Annual Report.

Date: October 22, 2002

/s/ David D. Wesselink
----------------------
David D. Wesselink
Vice Chairman
(Principal Financial Officer)

Directors:


/s/ Lee R. Anderson, Sr.           Director                   October 22, 2002
---------------------------
Lee R. Anderson, Sr.

/s/ C. Hunter Boll                 Director                   October 22, 2002
---------------------------
C. Hunter Boll

/s/ John A. Cleary                 Director                   October 22, 2002
---------------------------
John A. Cleary

/s/ Thomas M. Hagerty              Director                   October 22, 2002
---------------------------
Thomas M. Hagerty

/s/ David V. Harkins               Director                   October 22, 2002
---------------------------
David V. Harkins

/s/ Walter M. Hoff                 Director                   October 22, 2002
---------------------------
Walter M. Hoff

/s/ Thomas H. Lee                  Director                   October 22, 2002
---------------------------
Thomas H. Lee

/s/ Derek V. Smith                 Director                   October 22, 2002
---------------------------
Derek V. Smith

/s/ Edward B. Speno                Director                   October 22, 2002
---------------------------
Edward B. Speno

/s/ Frank D. Trestman              Director                   October 22, 2002
---------------------------
Frank D. Trestman

                                                           EXHIBIT INDEX

Exhibit
Number   Description of Exhibit
------   ----------------------

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

Instruments Defining Rights:
---------------------------

4.1 Indenture, dated as of November 7, 1997, among MCI, Metris Direct, Inc., as Guarantor, and the First National Bank of Chicago, as Trustee, including form of 10% Senior Note due 2004 and form of Guarantee by Metris Direct, Inc. (incorporated by reference to Exhibit 4.a to MCI's Registration Statement on Form S-4 (File No. 333-43771)).

     (a) First Supplemental Indenture, dated as of June 25, 1999, among MCI, the Guarantors named therein and the First National Bank of Chicago (incorporated by reference to Exhibit 4.4 to MCI's Registration Statement on Form S-4 (File No. 333-86695)).

     (b) Second Supplemental Indenture, dated as of February 28, 2000, among MCI, the Guarantors named therein and Bank One Trust Company, N.A., as Trustee, successor in interest to the First National Bank of Chicago (incorporated by reference to Exhibit 4.2 to MCI's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 1-12351)).

     (c) Third Supplemental Indenture, dated as of January 2, 2001, among MCI, the guarantors named therein and Bank One Trust Company, N.A. (incorporated by reference to Exhibit 4.1(c) to MCI's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

     (d) Agreement of Resignation, Appointment and Acceptance, dated as of November 14, 2001, among MCI, Bank One Trust Company, N.A., as Prior Trustee, and US Bank National Association, as Successor Trustee (incorporated by reference to Exhibit 4.1(d) to MCI's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

4.2 Certificate of Designation of Series B Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 of MCI's

     Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.3 Certificate of Designation of Series C Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 of MCI's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

     (a) Amended Certificate of Designation of Series C Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to MCI's Registration Statement on Form S-3 (File No. 333-82007)).

4.4 Certificate of Designation of Series D Junior Participating Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 of MCI's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.5 Registration Rights Agreement, dated as of December 9, 1998, between MCI and the Investors named therein (incorporated by reference to Exhibit 10.3 to MCI's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.6 Form of common stock certificate of MCI (incorporated by reference to Exhibit 4.3 to MCI's Registration Statement on Form S-8 (File No. 333-91917)).

4.7 Indenture, dated as of July 13, 1999, by and among MCI, Metris Direct, Inc. and The Bank of New York, including Form of 10 1/8% Senior Notes due 2006 and Form of Guarantee (incorporated by reference to Exhibit 4.1 to MCI's Registration Statement on Form S-4 (File No. 333-86695)).

     (a) First Supplemental Indenture, dated as of February 28, 2000, among MCI, the Guarantors named therein and The Bank of New York, (incorporated by reference to Exhibit 4.1 to MCI's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 1-12351)).

     (b) Second Supplemental Indenture, dated as of February 2, 2001, among MCI, the Guarantors named therein and The Bank of New York (incorporated by reference to Exhibit 4.7(b) to MCI's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

4.8 Exchange and Registration Rights Agreement, dated as of July 13, 1999, by and among MCI, Bear, Stearns & Co. Inc., Chase Securities Inc., Salomon Smith Barney Inc. and Barclays Capital Inc., relating to the new notes (incorporated by reference to Exhibit 4.2 to MCI's Registration Statement on Form S-4 (File No. 333-86695)).

Material Contracts
------------------

10.1 Second Amended and Restated Pooling and Servicing Agreement, dated as of January 22, 2002, among Metris Receivables, Inc. ("MRI"), as Transferor, Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"), as Servicer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to MRI's Current Report on Form 8-K dated January 24, 2002 (File No. 0-23961)).

10.2 Second Amended and Restated Bank Receivables Purchase Agreement, dated as of January 22, 2002, between Direct Merchants Bank and MCI (incorporated by reference to Exhibit 4.1 to MRI's Current Report on Form 8-K dated January 24, 2002 (File No. 0-23961)).

10.3 Second Amended and Restated Bank Receivables Purchase Agreement, dated as of January 22, 2002, between MCI and MRI (incorporated by reference to Exhibit 4.2 to MRI's Current Report on Form 8-K dated January 24, 2002 (File No. 0-23961)).

10.4* Change of Control Severance Agreement, dated as of May 15, 1998, by and between MCI and Ronald N. Zebeck and a schedule of executive officers of the Company also having such an agreement with MCI, indicating the differences from the version of agreement filed (as permitted by Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to
     Exhibit 10.2 to MCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-12351)).

     (a) Amendment to Ronald N. Zebeck's Change of Control Severance Agreement, dated as of December 9, 1998 (incorporated by reference to Exhibit 10.7(i) to MCI's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12351)).

     (b) Amended Schedule of Executive Officers with Change of Control Severance Agreements (incorporated by reference to Exhibit 10.4(b) to MCI's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

10.5* Retention Agreement, dated May 17, 1999, between Ronald N. Zebeck and MCI
     (incorporated by reference to Exhibit 10.2 to MCI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12351)).

10.6 Amended and Restated Credit Agreement, dated as of July 21, 2000, among MCI; the Lenders from time to time parties thereto; The Chase Manhattan Bank, as Administrative Agent; Bank of America, N.A., as Syndicate Agent; Deutsche Bank AG, New York Branch, as Co-Documentation Agent; U.S. Bank National Association, as Co-Documentation Agent; and Barclays Bank PLC, as Co-Agent (incorporated by reference to MCI's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12351)).

     (a) Amendment No. 1, dated as of July 10, 2001, to the Amended and Restated Credit Agreement, among MCI; the Lenders from time to time parties thereto; The Chase Manhattan Bank, as Administrative Agent; Bank of America, N.A., as Syndication Agent; Deutsche Bank AG, New York Branch, as Co-Documentation Agent; U.S. Bank National Association, as Co-Documentation Agent; and Barclays Bank PLC, as Co-Agent (incorporated by reference to Exhibit 10.6(a) to MCI's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

10.7* MCI Non-Employee Director Stock Option Plan (incorporated by reference to
     Exhibit 10.3 to MCI's Registration Statement on Form S-4/A (File No. 333-86695)).

10.8* MCI Management Stock Purchase Plan (incorporated by reference to Exhibit
     10.4 to MCI's Registration Statement on Form S-4/A (File No. 333-86695)).

10.9* MCI Amended and Restated Annual Incentive Bonus Plan for Designated
     Corporate Officers (incorporated by reference to Exhibit 10.5 to MCI's Registration Statement on Form S-4/A (File No. 333-86695)).

10.10* MCI Amended and Restated Long-Term Incentive and Stock Option Plan
     (incorporated by reference to Exhibit 10.6 to MCI's Registration Statement on Form S-4/A (File No. 333-86695)).

     (a) Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to MCI's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12351)).

     (b) Form of Non-Qualified Performance Accelerated Stock Option Agreement (incorporated by reference to Exhibit 10.10(b) to MCI's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

     (c)  Form of Restricted Stock Award Agreement (incorporated by reference to
          Exhibit 10.10(c) to MCI's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

10.11 Transfer and Administration Agreement, dated June 15, 2001, among Direct Merchants Bank, as transferor, Variable Funding Capital Corporation, as a conduit investor, First Union National Bank, as a committed investor and as liquidity agent, and First Union Securities Inc., as deal agent (incorporated by reference to Exhibit 10.11 to MCI's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

Other Exhibits
--------------

11   Computation of Earnings Per Share.

12   (a) Computation of Ratio of Earnings to Fixed Charges.

12   (b) Computation of Ratio of Earnings to Fixed Charges and Preferred
     Dividends.

21   Subsidiaries of MCI.

23   Independent Auditors' Consent.

99.1 Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2 Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.