Form 10-Q/A
period 2002-03-31
METRIS COMPANIES INC
filed 2002-10-22
CIK 1021061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

                                 March 31, 2002

                                                                            Page

PART I.           FINANCIAL INFORMATION


         Item 1.      Consolidated Financial Statements (unaudited):
                             Consolidated Balance Sheets.......................3
                             Consolidated Statements of Income.................4
                             Consolidated Statements of Changes in
                                      Stockholders' Equity.....................5
                             Consolidated Statements of Cash Flows.............6
                             Notes to Consolidated Financial Statement.........7

         Item 2.      Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations.......................................19

         Item 3.      Quantitative and Qualitative Disclosures
                             About Market Risk................................36

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................37

         Item 2. Changes in Securities........................................37

         Item 3. Defaults Upon Senior Securities..............................37

         Item 4. Submission of Matters to a Vote of Security Holders..........37

         Item 5. Other Information............................................38

         Item 6.      Exhibits and Reports on Form 8-K........................38

                      Signatures..............................................39



                          Part I. Financial Information


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per-share data) (Unaudited)

                                                                                 March 31,    December 31,
                                                                                   2002           2001
                                                                                   ----           ----

Assets:
Cash and due from banks ....................................................   $   108,597    $   109,812
Federal funds sold .........................................................       183,809        243,772
Short-term investments .....................................................       120,491        134,502
                                                                               -----------    -----------
Cash and cash equivalents ..................................................       412,897        488,086
                                                                               -----------    -----------
Retained interests in loans securitized ....................................     1,338,437      1,263,655
Less:  Valuation allowance .................................................       551,385        537,499
                                                                               -----------    -----------
Net retained interests in loans securitized ................................       787,052        726,156
                                                                               -----------    -----------
Credit card loans ..........................................................     2,210,847      2,746,656
Less:  Allowance for loan losses ...........................................       416,914        410,159
                                                                               -----------    -----------
Net credit card loans ......................................................     1,793,933      2,336,497
                                                                               -----------    -----------
Property and equipment, net ................................................       111,695        114,913
Deferred tax asset .........................................................          --           32,167
Purchased portfolio premium, net ...........................................        86,338         94,793
Other receivables due from credit card
   securitizations, net ....................................................       190,816        179,868
Other assets ...............................................................       268,219        256,206
                                                                               -----------    -----------
     Total assets ..........................................................   $ 3,650,950    $ 4,228,686
                                                                               ===========    ===========
Liabilities:
Deposits ...................................................................   $ 1,725,886    $ 2,058,008
Debt .......................................................................       355,930        647,904
Accounts payable ...........................................................       103,011         83,475
Deferred income ............................................................       204,528        215,031
Deferred tax liability .....................................................        26,200           --
Accrued expenses and other liabilities .....................................        57,393         82,313
                                                                               -----------    -----------
     Total liabilities .....................................................     2,472,948      3,086,731
                                                                               -----------    -----------
Stockholders' Equity:
Convertible preferred stock - Series C, par
     value $.01 per share; 10,000,000
     shares authorized, 1,081,435 and 1,057,638
     shares issued and outstanding, respectively ...........................       402,834        393,970
Common stock, par value $.01 per share;
     300,000,000 shares authorized, 64,341,570
     and 64,224,878 shares issued, respectively ............................           643            642
Paid-in capital ............................................................       234,235        232,413
Unearned compensation ......................................................        (4,576)        (4,980)
Treasury stock - 2,098,400 and 806,300 shares,
     respectively...........................................................       (30,596)       (13,014)
Retained earnings ..........................................................       575,462        532,924
                                                                               -----------    -----------
     Total stockholders' equity ............................................     1,178,002      1,141,955
                                                                               -----------    -----------
     Total liabilities and stockholders' equity ............................   $ 3,650,950    $ 4,228,686
                                                                               ===========    ===========

                                     See accompanying Notes to Consolidated Financial Statements.



METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except earnings per-share data) (Unaudited)


                                                                      Three Months Ended
                                                                          March 31,
                                                                      2002         2001

Interest Income:
Credit card loans and retained interests in loans securitized.....  $ 152,214   $ 163,522
Federal funds sold ...............................................        114       2,311
Other ............................................................      1,204       3,896
                                                                    ---------   ---------
Total interest income ............................................    153,532     169,729
Deposit interest expense .........................................     23,653      36,623
Other interest expense ...........................................      8,512      11,212
                                                                    ---------   ---------
Total interest expense ...........................................     32,165      47,835
                                                                    ---------   ---------
Net Interest Income ..............................................    121,367     121,894
Provision for loan losses ........................................    154,370      87,729
                                                                    ---------   ---------
Net Interest (Expense) Income After Provision for Loan Losses.....    (33,003)     34,165
                                                                    ---------   ---------

Other Operating Income:
Net securitization and credit card servicing income...............    124,118      87,092
Credit card fees, interchange and other credit card income........     73,107      62,832
Enhancement services revenues ....................................     94,996      78,264
                                                                    ---------   ---------
                                                                      292,221     228,188
                                                                    ---------   ---------
Other Operating Expense:
Credit card account and other product solicitation and marketing
    expenses......................................................     40,552      40,765
Employee compensation ............................................     56,548      54,736
Data processing services and communications ......................     22,306      22,379
Enhancement services claims expense ..............................     11,207       6,679
Credit card fraud losses .........................................      2,228       2,651
Purchased portfolio premium amortization .........................      8,455       7,828
Other ............................................................     33,092      36,185
                                                                    ---------   ---------
                                                                      174,388     171,223
                                                                    ---------   ---------
Income Before Income Taxes and Cumulative Effect of Accounting
    Change........................................................     84,830      91,130
Income taxes .....................................................     32,490      35,085
                                                                    ---------   ---------
Income Before Cumulative Effect of Accounting Change..............     52,340      56,045
Cumulative effect of accounting change (net of income taxes of
    $9,000).......................................................         --      14,499
                                                                    ---------   ---------
Net Income .......................................................     52,340      41,546
Convertible preferred stock dividends-Series C ...................      9,188       8,403
                                                                    ---------   ---------
Net Income Applicable to Common Stockholders .....................  $  43,152   $  33,143
                                                                    =========   =========

Earnings per share:
     Basic-income before cumulative effect of accounting change ..  $    0.55   $    0.58
     Basic-cumulative effect of accounting change ................         --       (0.15)
     Basic-net income ............................................       0.55        0.43
     Diluted-income before cumulative effect of accounting change.       0.54        0.57
     Diluted-cumulative effect of accounting change ..............         --       (0.15)
     Diluted-net income ..........................................       0.54        0.42

Shares used to compute earnings per share:
     Basic .......................................................     96,032      96,660
     Diluted .....................................................     96,973      98,445

Dividends declared per common share ..............................  $    0.01   $    0.01

               See accompanying Notes to Consolidated Financial Statements.



METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands) (Unaudited)


                                                                                                                         Total
                                    Number of Shares   Preferred   Common   Paid-in    Unearned   Treasury  Retained  Stockholders'
                                  Preferred    Common    Stock     Stock    Capital  Compensation   Stock   Earnings     Equity
                              ------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000          968      62,243  $ 360,421 $     622 $ 198,077 $      --    $   --    $ 324,433  $  883,553
     Net income .............        --          --         --        --        --          --        --       41,546      41,546
     Cash dividends .........        --          --         --        --        --          --        --         (916)       (916)
     Preferred dividends in
         kind - Series C ....          21        --        8,109      --        --          --        --       (8,109)       --
     Issuance of common stock
         under employee
         benefit plans ......        --           662       --           7     9,029      (4,241)     --         --         4,795
                              ----------- -----------  --------- --------- --------- -----------  --------  ---------  ----------
BALANCE AT MARCH 31, 2001 ...         989      62,905  $ 368,530 $     629 $ 207,106 $    (4,241) $   --    $ 356,954  $  928,978
                              =========== ===========  ========= ========= ========= ===========  ========  =========  ==========


BALANCE AT DECEMBER 31, 2001        1,058      63,419  $ 393,970 $     642 $ 232,413 $    (4,980) $(13,014) $ 532,924  $1,141,955
     Net income .............        --          --         --        --        --          --        --       52,340      52,340
     Cash dividends .........        --          --         --        --        --          --        --         (938)       (938)
     Common stock repurchased        --        (1,292)      --        --        --          --     (17,582)      --       (17,582)
     Preferred dividends in
         kind - Series C ....          23        --        8,864      --        --          --        --       (8,864)       --
     Issuance of common stock
         under employee
         benefit plans ......        --           116       --           1     1,822        --        --         --         1,823
     Amortization of
         restricted stock ...        --          --         --        --        --           404      --         --           404
                              ----------- -----------  --------- --------- --------- -----------  --------  ---------  ----------
BALANCE AT MARCH 31, 2002 ...       1,081      62,243  $ 402,834 $     643 $ 234,235 $    (4,576) $(30,596) $ 575,462  $1,178,002
                              =========== ===========  ========= ========= ========= ===========  ========  =========  ==========

                                     See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                            2002         2001
                                                         ---------    ----------
Operating Activities:
Net income ...........................................   $  52,340    $  41,546
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of accounting change ..........        --         14,499
     Depreciation and amortization ...................      27,240       18,176
     Provision for loan losses .......................     154,370       87,729
     Retained interests valuation expense (income)....     (50,051)     (16,797)
     Loss on derivative financial instruments ........       9,272        3,710
     Changes in operating assets and liabilities, net:
         Deferred income taxes .......................      58,367       (3,994)
         Other receivables due from credit card
              securitizations ........................     (20,220)       7,982
         Accounts payable and accrued expenses .......      (5,384)      37,815
         Deferred income .............................     (10,503)     (23,128)
         Other .......................................     (23,531)     (15,345)
                                                         ---------    ---------
Net cash provided by operating activities ............     191,900      152,193
                                                         ---------    ---------
Investing Activities:
Net proceeds from sales and repayments of
    securitized loans.................................     (10,845)     132,719
Net loans originated or collected ....................     388,194     (290,920)
Additions to property and equipment ..................      (3,645)      (2,867)
                                                         ---------    ---------
Net cash provided by (used in) investing activities ..     373,704     (161,068)
                                                         ---------    ---------
Financing Activities:
(Decrease) increase in debt ..........................    (291,974)         134
Decrease in deposits .................................    (332,122)     (31,810)
Cash dividends paid ..................................        (938)        (916)
Issuance of common stock .............................       1,823        9,036
Repurchase of common stock ...........................     (17,582)        --
                                                         ---------    ---------
Net cash used in financing activities ................    (640,793)     (23,556)
                                                         ---------    ---------
Net decrease in cash and cash equivalents ............     (75,189)     (32,431)
Cash and cash equivalents at beginning of period .....     488,086      521,440
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $ 412,897    $ 489,009
                                                         =========    =========
Supplemental disclosures and cash flow
   information:
Cash paid during the period for:
     Interest ........................................   $  34,261    $  42,090
     Income taxes ....................................     (17,948)      (7,831)
Tax benefit from employee stock option
     exercises........................................         170          743

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

     We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain prior-period amounts to conform with the current period's presentation. We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain prior-period amounts to conform with the current period's presentation. Included in these reclassifications is a change to our consolidated statements of cash flows to reflect the provision for loan losses and retained interests valuation expense as an adjustment to operating activities, versus the net change in the allowance for loan losses. The impact was an increase to cash flow provided by operating activities and a decrease to cash flow provided by investing activities by $83.7 million for the three months ended March 31, 2002. The impact of this change was an increase to cash flow provided by operating activities and an increase to cash flow used by investing activities by $48.1 million for the three months ended March 31, 2001. These changes had no impact to the "Net change in cash and cash equivalents" on the consolidated statements of cash flows.

Interim Financial Statements

     We have prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly our consolidated financial position and the results of our operations and our cash flows for the interim periods. You should read these consolidated financial statements in conjunction with the financial statements and the notes thereto contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

NOTE 2 - EARNINGS PER SHARE

     The following table presents the computation of basic and diluted weighted-average shares used in the per-share calculations:

                                                                Three Months Ended
                                                                     March 31,
                                                                  2002      2001
                                                                  ----      ----
(In thousands)
Income before cumulative effect of accounting change .........   $52,340   $56,045
Preferred dividends - Series C ...............................     9,188     8,403
                                                                 -------   -------
Net income applicable to common stockholders before cumulative
     effect of accounting change .............................    43,152    47,642
Cumulative effect of accounting change, net ..................      --      14,499
                                                                 -------   -------
Net income applicable to common stockholders .................   $43,152   $33,143
                                                                 =======   =======

Weighted-average common shares outstanding ...................    62,188    62,303
Adjustments for dilutive securities:
Assumed conversion of convertible preferred stock ............    33,844    34,357
                                                                 -------   -------
Basic common shares ..........................................    96,032    96,660
Assumed exercise of outstanding stock options ................       941     1,785
                                                                 -------   -------
Diluted common shares ........................................    96,973    98,445
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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is as follows:

                                                   Three Months Ended
                                                        March 31,
                                                    2002        2001
                                                    ----        ----

Balance at beginning of period ...............   $ 410,159    $ 123,123
Allowance transferred to the retained
     interests valuation allowance............     (63,937)     (19,206)
Provision for loan losses ....................     154,370       87,729
Loans charged off ............................     (88,891)     (52,616)
Recoveries ...................................       5,213        4,507
                                                 ---------    ---------
Net loans charged off ........................     (83,678)     (48,109)
                                                 ---------    ---------
Balance at end of period .....................   $ 416,914    $ 143,537
                                                 =========    =========


     As of March 31, 2002, we had $8.4 million in credit card loans classified as non-accrual, compared to $1.3 million of credit card loans classified as non-accrual as of December 31, 2001. Credit card loans contractually 90 or more days past due and still accruing interest amounted to $124.8 million, $122.3 million and $80.7 million as of March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

     During the three-month period ended March 31, 2002, we transferred $63.9 million of allowance for loan losses to the valuation allowance for retained interests in loans securitized. The transfers are due to the sale of approximately $610 million of receivables from Direct Merchants Bank to the Metris Master Trust ("Master Trust") and growth in the retained interests during the first quarter of 2002. During the three-month period ended March 31, 2001, we transferred $19.2 million of allowance for loan losses to the valuation allowance for retained interests in loans securitized. This transfer was due to a decrease in the credit card portfolio and growth in gross retained interests.


NOTE 5 - RETAINED INTERESTS IN LOANS SECURITIZED

     Activity in the retained interests is as follows:


                               March 31,                   December 31,
                                 2002          Change          2001
                                 ----          ------          ----

Gross retained interests .   $ 1,338,437    $    74,782    $ 1,263,655
Valuation allowance ......      (551,385)       (13,886)      (537,499)
                             -----------    -----------    -----------
Net retained interests....   $   787,052    $    60,896    $   726,156
                             ===========    ===========    ===========


                               March 31,                   December 31,
                                 2001          Change          2000
                                 ----          ------          ----

Gross retained interests .   $ 1,910,168    $  (113,513)   $ 2,023,681
Valuation allowance ......      (643,261)        (2,409)      (640,852)
                             -----------    -----------    -----------
Net retained interests....   $ 1,266,907    $  (115,922)   $ 1,382,829
                             ===========    ===========    ===========

     Activity in the valuation allowance on retained interests in loans securitized is as follows:

                                                    Three Months Ended
                                                        March 31,
                                                   2002           2001
                                                   ----           ----

Balance at beginning of period ...........      $ 537,499       $ 640,852
Transfers from the allowance
  for loan losses ........................         63,937          19,206
Retained interests
  valuation expense (income) .............        (50,051)        (16,797)
                                                ---------       ---------
Balance at end of period .................      $ 551,385       $ 643,261
                                                =========       =========
NOTE 6 - SEGMENTS

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

     Our enhancement services operating segment pays a fee to our consumer lending products segment for successful marketing efforts to the consumer lending products segment's accountholders at a rate similar to those paid to our other third parties. Our enhancement services segment reports interest income and our consumer lending products segment reports interest expense at our weighted-average borrowing rate for the excess cash flow generated by the enhancement services segment that is used by the consumer lending products segment to fund the growth of accountholder balances.

                                        Three Months Ended March 31,
                                                  2002
                                                  ----

                     Consumer
                      Lending        Enhancement    Securitization     Other
                     Products         Services      Adjustments(a)  Adjustments(b)    Consolidated
                     --------         --------      --------------  --------------    ------------

Interest income.   $   526,678      $     2,328      $  (373,146)        (2,328)      $   153,532
Interest
    expense ....        90,732             --            (56,239)        (2,328)           32,165
                   -----------      -----------      -----------       ---------      -----------
  Net interest
    income .....       435,946            2,328         (316,907)            --           121,367

Other revenue ..       130,763           94,996           66,462             --           292,221
Total revenue ..       566,709           97,324         (250,445)            --           413,588

Income before
    income taxes.      140,324(c)        64,907(c)          --         (120,401)           84,830

Total assets ....  $11,177,901      $   151,429      $(8,223,360)      $544,980 (d)   $ 3,650,950


                                                Three Months Ended March 31,
                                                        2001
                                                        ----

                     Consumer
                      Lending       Enhancement      Securitization     Other
                     Products         Services       Adjustments(a)  Adjustments(b)    Consolidated
                     --------         --------       --------------  --------------    ------------

Interest income.   $   466,820      $     3,620      $  (297,091)        (3,620)      $   169,729
Interest
    expense ....       143,930               --          (92,475)        (3,620)           47,835
                   -----------      -----------      -----------       -----------    -----------
  Net interest
    income .....       322,890            3,620         (204,616)            --           121,894

Other revenue ..       125,371           78,264           24,553             --           228,188
Total revenue ..       448,261           81,884         (180,063)            --           350,082

Income before
    income taxes.      157,580(c)        54,678(c)          --         (121,128)           91,130

Total assets ....  $ 9,181,949      $   138,599      $(6,170,284)     $ 614,197 (d)   $ 3,764,461



     (a) This column reflects adjustments to the Company's internal financial statements, which are prepared on a managed basis, to eliminate investors' interests in securitized loans.

     (b) The other adjustments column includes: intercompany eliminations and amounts not allocated to segments.

     (c) Income before income taxes (and cumulative effect of accounting change) includes intercompany commissions paid by the enhancement services segment to the consumer lending products segment for successful marketing efforts to consumer lending products accountholders of $3.3 million for the three months ended March 31, 2002 and $3.2 million for the three months ended March 31, 2001.

     (d) Total assets include the assets attributable to corporate functions not allocated to operating segments and the removal of investors' interests in securitized loans to present total assets on an owned basis.

NOTE 7 - SHAREHOLDERS' EQUITY

     On February 6, 2001, the Board of Directors authorized a share repurchase program of up to $200 million of our outstanding common stock over a period ending December 31, 2002. The amount of common stock we can repurchase in a calendar year is limited under its various debt agreements. For the three months ended March 31, 2002, 1,292,100 common shares had been repurchased under the program for $17.6 million. In 2002, we may repurchase up to an additional $77 million of common stock.

     The purpose of the Metris Companies Inc. stock repurchase program is to purchase outstanding stock for later reissuance under our stock option and employee benefit plans or potential acquisition opportunities. During the first quarter of 2002 and 2001, the Company issued 116,000 and 662,000 shares of common stock, respectively, under its employee benefit plans for net cash proceeds of $1.8 million and $4.8 million, respectively.


NOTE 8 - SUBSEQUENT EVENT

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


NOTE 9 - SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

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


                                                         METRIS COMPANIES INC.
                                               Supplemental Consolidating Balance Sheets
                                                            March 31, 2002
                                                        (Dollars in thousands)
                                                               Unaudited

                                               Metris        Guarantor     Non-Guarantor
                                            Companies Inc.  Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                            --------------  ------------    ------------   ------------  ------------

Assets:
Cash and cash equivalents ................   $     5,092     $    1,870     $   405,935    $        --    $   412,897
Net retained interests in
   loans securitized .....................            --             --         787,052             --        787,052
Credit card loans, net of allowance ......         9,451             --       1,784,482             --      1,793,933
Property and equipment, net ..............            --          76,032         35,663             --        111,695
Purchased portfolio premium ..............           248              --         86,090             --         86,338
Other receivables due from credit card
    securitizations, net..................             7              --        190,809             --        190,816
Other assets .............................         9,866          52,204        211,987         (5,838)       268,219
Investment in subsidiaries ...............     1,956,055       1,778,331             --     (3,734,386)            --
                                             -----------     -----------    -----------    -----------    -----------
Total assets .............................   $ 1,980,719     $ 1,908,437    $ 3,502,018    $(3,740,224)   $ 3,650,950
                                             ===========     ===========    ===========    ===========    ===========

Liabilities:
Deposits .................................   $    (1,000)    $        --    $ 1,726,886    $        --    $ 1,725,886
Debt .....................................       346,146              69          9,715             --        355,930
Accounts payable .........................         4,362          11,807         89,761         (2,919)       103,011
Deferred income ..........................           804          25,897        180,746         (2,919)       204,528
Deferred tax liability ...................         4,795          (7,207)        28,612             --         26,200
Accrued expenses and other
    liabilities...........................       447,610         (78,184)      (312,033)            --         57,393
                                             -----------     -----------    -----------    -----------    -----------
Total liabilities ........................       802,717         (47,618)     1,723,687         (5,838)     2,472,948
                                             -----------     -----------    -----------    -----------    -----------
Total stockholders' equity ...............     1,178,002       1,956,055      1,778,331     (3,734,386)     1,178,002
                                             -----------     -----------    -----------    -----------    -----------
Total liabilities and
    stockholders' equity..................   $ 1,980,719     $ 1,908,437    $ 3,502,018    $(3,740,224)   $ 3,650,950
                                             ===========     ===========    ===========    ===========    ===========

                                                         METRIS COMPANIES INC.
                                               Supplemental Consolidating Balance Sheets
                                                           December 31, 2001
                                                        (Dollars in thousands)
                                                               Unaudited

                                            Metris        Guarantor    Non-Guarantor
                                        Companies Inc.  Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                        --------------  ------------   ------------   ------------   ------------

Assets:
Cash and cash equivalents ............   $    17,613    $     1,505    $   468,968    $        --    $   488,086
Net retained interests in loans
   securitized .......................            --             --        726,156             --        726,156
Credit card loans, net of allowance ..         1,646             --      2,334,851             --      2,336,497
Property and equipment, net ..........            --         78,425         36,488             --        114,913
Deferred income taxes ................       (31,921)         4,937         59,151             --         32,167
Purchased portfolio premium ..........           248             --         94,545             --         94,793
Other receivables due from credit card
   securitizations, net ..............            34            644        179,190             --        179,868
Other assets .........................        10,145         50,794        201,525         (6,258)       256,206
Investment in subsidiaries ...........     1,900,528      1,745,701             --     (3,646,229)            --
                                         -----------    -----------    -----------    -----------    -----------

Total assets .........................   $ 1,898,293    $ 1,882,006    $ 4,100,874    $(3,652,487)   $ 4,228,686
                                         ===========    ===========    ===========    ===========    ===========

Liabilities:
Deposits .............................   $    (1,000)   $        --    $ 2,059,008    $        --    $ 2,058,008
Debt .................................       345,924            171        301,809             --        647,904
Accounts payable .....................         3,070         15,461         68,073         (3,129)        83,475
Deferred income ......................         3,270         30,615        184,275         (3,129)       215,031
Accrued expenses and other
    liabilities ......................       405,074        (64,769)      (257,992)            --         82,313
                                         -----------    -----------    -----------    -----------    -----------
Total liabilities ....................       756,338        (18,522)     2,355,173         (6,258)     3,086,731
                                         -----------    -----------    -----------    -----------    -----------
Total stockholders' equity ...........     1,141,955      1,900,528      1,745,701     (3,646,229)     1,141,955
                                         -----------    -----------    -----------    -----------    -----------
Total liabilities and
    stockholders' equity .............   $ 1,898,293    $ 1,882,006    $ 4,100,874    $(3,652,487)   $ 4,228,686
                                         ===========    ===========    ===========    ===========   ===========



                                                         METRIS COMPANIES INC.
                                            Supplemental Consolidating Statements of Income
                                                   Three Months Ended March 31, 2002
                                                        (Dollars in thousands)
                                                               Unaudited


                                           Metris       Guarantor     Non-Guarantor
                                       Companies Inc.  Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                       --------------  ------------   ------------   ------------    ------------

Net Interest (Expense)
    Income ...........................   $  (5,482)     $  (1,173)     $ 128,022      $      --       $121,367
Provision for loan losses ............          65             --        104,305         50,000        154,370
                                         ---------      ---------      ---------      ---------       --------
Net Interest Expense
    After Provision
    for Loan Losses...................      (5,547)        (1,173)        23,717        (50,000)       (33,003)

Other Operating Income:
Net securitization and
    credit card servicing
    income............................       2,378             --        121,740             --        124,118
Credit card fees,
    interchange and other
    credit card income................      (2,079)         7,923        131,709        (64,446)        73,107
Enhancement services
    revenues..........................          --         16,163         78,833             --         94,996
Intercompany allocations .............          30         53,073          9,661        (62,764)            --
                                         ---------      ---------      ---------      ---------       --------
                                               329         77,159        341,943       (127,210)       292,221
                                         ---------      ---------      ---------      ---------       --------
Other Operating Expense:
Credit card account and
    other product
    solicitation and
    marketing expenses................          --          3,229         37,323             --         40,552
Employee compensation ................         404         49,168          6,976             --         56,548
Data processing services
    and communications ...............          23        (19,562)        45,211         (3,366)        22,306
Enhancement services claims
    expense...........................          --           (513)        11,720             --         11,207
Credit card fraud losses .............          (8)            --          2,236             --          2,228
Purchased portfolio premium
    amortization .....................          --             --         10,444         (1,989)         8,455
Other ................................          43         26,348          8,661         (1,960)        33,092
Intercompany allocations .............        (509)        18,078         45,195        (62,764)            --
                                         ---------      ---------      ---------      ---------       ---------
                                               (47)        76,748        167,766        (70,079)        174,388
                                         ---------      ---------      ---------      ---------       ---------
(Loss) Income Before Income
    Taxes and Equity in
    Income of Subsidiaries............      (5,171)          (762)       197,894       (107,131)         84,830
Income taxes .........................      (1,980)          (292)        75,793        (41,031)         32,490
Equity in income of
    subsidiaries......................      55,531        122,101             --       (177,632)             --
                                         ---------      ---------      ---------      ---------       ---------
Net Income ...........................   $  52,340      $ 121,631      $ 122,101      $(243,732)      $  52,340
                                         =========      =========      =========      =========       =========


                                                         METRIS COMPANIES INC.
                                            Supplemental Consolidating Statements of Income
                                                   Three Months Ended March 31, 2001
                                                        (Dollars in thousands)
                                                               Unaudited


                                           Metris         Guarantor    Non-Guarantor
                                       Companies Inc.   Subsidiaries    Subsidiaries  Eliminations     Consolidated
                                       --------------   ------------    ------------  ------------     ------------

Net Interest (Expense)
    Income ...........................   $ (35,551)       $  (1,430)     $ 158,875      $      --        $ 121,894
Provision for loan losses ............         204               --         87,525             --           87,729
                                         ---------        ---------      ---------      ---------        ---------
Net Interest (Expense) Income After
   Provision for Loan Losses..........     (35,755)          (1,430)        71,350             --           34,165

Other Operating Income:
Net securitization and
    credit card servicing
    income............................       2,378               --         84,714             --           87,092
Credit card fees, interchange and other
    credit card income................      (1,289)          (6,788)        71,111           (202)          62,832
Enhancement services
    revenues..........................          --           17,118         61,146             --           78,264
                                         ---------        ---------      ---------      ---------        ---------
                                             1,089           10,330        216,971           (202)         228,188
                                         ---------        ---------      ---------      ---------        ---------
Other Operating Expense:
Credit card account and
    other product
    solicitation and
    marketing expenses................          --            6,120         34,645             --           40,765
Employee compensation ................          --           43,411         11,325             --           54,736
Data processing services and
    communications ...................          --          (30,533)        52,912             --           22,379
Enhancement services claims
    expense...........................          --              167          6,512             --            6,679
Credit card fraud losses .............          --               --          2,651             --            2,651
Purchased portfolio premium
 amortization ........................          --               --          7,828             --            7,828
Other ................................          38           18,462         17,685             --           36,185
                                         ---------        ---------      ---------      ---------        ---------
                                                38           37,627        133,558             --          171,223
                                         ---------        ---------      ---------      ---------        ---------
(Loss) Income Before Income
    Taxes, Equity in Income
    of Subsidiaries and
    Cumulative Effect of
    Accounting Change.................     (34,704)         (28,727)       154,763           (202)         91,130

Income taxes .........................     (13,361)         (11,970)        60,494            (78)         35,085
Equity in income of
    subsidiaries......................      62,889           79,770             --       (142,659)             --
                                         ---------        ---------      ---------      ---------        --------
Income Before Cumulative
    Effect of Accounting
    Change............................      41,546           63,013         94,269       (142,783)          56,045
Cumulative effect of
    accounting change, net ...........          --               --         14,499             --           14,499
                                         ---------        ---------      ---------      ---------        ---------
Net Income ...........................   $  41,546        $  63,013      $  79,770      $(142,783)       $  41,546
                                         =========        =========      =========      =========        =========


                                                         METRIS COMPANIES INC.
                                         Supplemental Condensed Consolidating Statements of Cash Flows
                                                   Three Months Ended March 31, 2002
                                                        (Dollars in thousands)
                                                               Unaudited

                                          Metris         Guarantor     Non-Guarantor
                                       Companies Inc.   Subsidiaries   Subsidiaries    Eliminations     Consolidated

Operating Activities:
Net cash provided by operating
    activities .......................   $  67,286       $  36,732       $ 199,414       $(111,532)      $ 191,900
                                         ---------       ---------       ---------       ---------       ---------
Investing Activities:
Net proceeds from sales and
    repayments of securitized loans ..          --              --         (10,845)             --         (10,845)
Net loans originated or collected ....      (7,805)             --         395,999              --         388,194
Additions to property and equipment ..        --            (3,631)            (14)             --          (3,645)
Investment in subsidiaries ...........     (55,527)        (32,630)             --          88,157              --
                                         ---------       ---------       ---------       ---------       ---------
Net cash (used in) provided by
    investing activities..............     (63,332)        (36,261)        385,140          88,157         373,704
                                         ---------       ---------       ---------       ---------       ---------
Financing Activities:
Increase (decrease) in debt ..........         222            (102)       (292,094)             --        (291,974)
Decrease in deposits .................          --              --        (332,122)             --        (332,122)
Cash dividends paid ..................        (938)             --              --              --            (938)
Issuance of common stock .............       1,823              --              --              --           1,823
Repurchase of common stock ...........     (17,582)             --              --              --         (17,582)
Capital contributions ................          --              (4)        (23,371)         23,375              --
                                         ---------       ---------       ---------       ---------       ---------
Net cash used in financing activities.     (16,475)           (106)       (647,587)         23,375        (640,793)
                                         ---------       ---------       ---------       ---------       ---------
Net (decrease) increase in cash and
    cash equivalents..................     (12,521)            365         (63,033)             --         (75,189)
Cash and cash equivalents at
    beginning of period...............      17,613           1,505         468,968              --         488,086
                                         ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents at end of
    period............................   $   5,092       $   1,870       $ 405,935       $      --       $ 412,897
                                         =========       =========       =========       =========       =========


                                                         METRIS COMPANIES INC.
                                     Supplemental Condensed Consolidating Statements of Cash Flows
                                                   Three Months Ended March 31, 2001
                                                        (Dollars in thousands)
                                                               Unaudited

                                          Metris        Guarantor      Non-Guarantor
                                      Companies Inc.   Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                      --------------   ------------    ------------    ------------    ------------

Operating Activities:
Net cash (used in) provided by
    operating activities..............  $   (7,013)      $  86,318       $ 215,422       $(142,534)      $ 152,193
                                         ---------       ---------       ---------       ---------       ---------
Investing Activities:
Net proceeds from sales and
    repayments of securitized loans...       1,487               4         131,228              --         132,719
Net loans originated or collected ....     (12,157)             --        (278,763)             --        (290,920)
Dispositions of (additions to)
    property and equipment............          --           4,271          (7,138)             --          (2,867)
Investment in subsidiaries ...........     (63,034)        (94,322)             --         157,356              --
                                         ---------       ---------       ---------       ---------       ---------
Net cash used in investing activities.     (73,704)        (90,047)       (154,673)        157,356        (161,068)
                                         ---------       ---------       ---------       ---------       ---------
Financing Activities:
Increase (decrease) in debt ..........         222              (3)            (85)             --             134
Decrease in deposits .................          --              --         (31,810)             --         (31,810)
Cash dividends paid ..................        (916)             --              --              --            (916)
Issuance of common stock .............       9,036              --              --              --           9,036
Capital contributions ................          --             145          14,677         (14,822)             --
                                         ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in)
    financing activities..............       8,342             142         (17,218)        (14,822)        (23,556)
                                         ---------       ---------       ---------       ---------       ---------
Net (decrease) increase in cash and
    cash equivalents..................     (72,375)         (3,587)         43,531              --         (32,431)
Cash and cash equivalents at
    beginning of period...............      64,869          10,658         445,913              --         521,440
                                         ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents at end of
    period............................  $   (7,506)      $   7,071       $ 489,444       $      --       $ 489,009
                                         =========       =========       =========       =========       =========

ITEM 2.
                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank"), which may be referred to as "we," "us," "our" and the "Company." You should read this discussion along with the following documents for a full understanding of our financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001; and our Proxy Statement for the 2002 Annual Meeting of Shareholders. In addition, you should read this discussion along with our Quarterly Report on Form 10-Q/A for the period ended March 31, 2002, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.

Results of Operations

     Net income for the three months ended March 31, 2002 was $52.3 million, up from $41.5 million for the first quarter of 2001. Net income reported for the three months ended March 31, 2001 includes $14.5 million of a cumulative effect of accounting change described below. Without this item, reported earnings would have been $56.0 million for the three months ended March 31, 2001. Diluted earnings per share for the three months ended March 31, 2002 was $0.54 compared to $0.42 per share for the first quarter of 2001. Without the impact of the cumulative effect of accounting change, diluted earnings per share would have been $0.57 for the three months ended March 31, 2001. The $3.7 million reduction in income before the cumulative effect of accounting change is primarily due to an increase in provision for loan losses, partially offset by increases in other operating income. The increase in the provision relates to the estimated required balance in the allowance for loan losses to cover future charge-offs inherent in our credit card loan portfolio as of March 31, 2002. Higher credit card loan balances, increased net charge-offs, increased delinquency rates and the current economic environment were some of the factors considered by management in determining the necessary balance in the allowance for loan losses. Other operating income increased 28% to $292.2 million for the three months ended March 31, 2002 from $228.2 million for the same period in 2001. Net securitization and credit card servicing income, a component of other operating income, increased 43% to $124.1 for the first quarter of 2002 from $87.1 million for the same period in 2001, primarily due to the $2.1 billion increase in securitized receivables and lower costs of funds offset by increased charge-offs. Enhancement services revenue also increased 21% to $95.0 million for the first quarter of 2002 compared to the same period in 2001. These increases were primarily due to the growth in total credit card accounts, an increase in outstanding receivables in the managed credit card loan portfolio, development of new third-party relationships and the creation of new products.

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

     We segment the loan portfolio into several individual static pools with similar credit risk and time since solicitation (vintage pools), and estimate (based on historical experience and existing environmental conditions) the dollar amount of principal, accrued finance charges and fees in each 30-day delinquency bucket that will not be collected and, therefore, "roll" into the next 30-day bucket and ultimately charge off. We then aggregate these pools into prime and sub-prime portfolios based on the prescribed FICO score cuts and into several other groups such as credit counseling and payment alternative receivables. We also isolate individual pools subsequent to solicitation when the credit risk associated with the pools include higher risk segments, such as our partially secured card program, accounts that are over their credit limit by more than 10%, accounts receiving benefits under our debt waiver program and other programs as deemed necessary. We separately analyze the reserve requirement on each of these groups or portfolios.

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

     The loan loss allowance methodology and calculation was revised in the first quarter of 2002. The significant changes reflected in this revised methodology are as follows:

o reserving for twelve months (versus six months) of estimated losses on the static pool of our core prime receivables; and
o establishing a judgmental reserve for accounts over their credit limit, accounts under specific payment programs and accounts receiving benefits under our debt waiver program (versus including these items in our roll rate methodology).

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

     The significant assumptions used for estimating the fair value of the retained interest in loans securitized are as follows:

                                                    March 31,  December 31,
                                                      2002       2001
                                                      ----       ----

Annual discount rate (1) ...........................   15%         15%
Monthly payment rate ...............................    6%          7%
Weighted-average spread (2) ........................   21%         20%
Annual principal, finance charge and
     fees default rate..............................   19%         18%

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

     Net interest income consists primarily of interest earned on our credit card loans and retained interests in loans securitized, less interest expense on borrowings to fund loans. Table 1 provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three month periods ended March 31, 2002 and 2001.


Table 1: Analysis of Average Balances, Interest and Average Yields and Rates
(Dollars in thousands)
                                                                Three Months Ended March 31,
                                                       2002                                         2001
                                   ------------------------------------------------------------------------------
                                       Average                     Yield/            Average                      Yield/
                                       Balance        Interest      Rate             Balance       Interest        Rate
                                       -------        --------      ----             -------       --------        ----
Assets:
Interest-earning assets:
Federal funds sold ............      $    28,431    $       114      1.6%          $   164,574    $     2,311      5.7%
Short-term investments ........          271,628          1,204      1.8%              280,379          3,896      5.6%
Credit card loans and
 retained interests in loans
 securitized ..................        3,887,955        152,214     15.9%            3,343,477        163,522     19.8%
                                     -----------    -----------     ----           -----------    -----------     ----
Total interest-earning assets        $ 4,188,014    $   153,532     14.9%          $ 3,788,430    $   169,729     18.2%
Other assets ..................          759,353             --       --               806,136             --       --
Allowances for loan
 losses and retained interests
 valuation allowance ..........         (988,054)            --       --              (781,211 )           --       --
                                     -----------                                   -----------
Total assets ..................      $ 3,959,313             --       --           $ 3,813,355             --       --
                                     ===========                                   ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits ......................      $ 1,930,007    $    23,653      5.0%          $ 2,130,414    $    36,623      7.0%
Debt ..........................          356,019          8,512      9.7%              360,999         11,212     12.6%
                                     -----------    -----------     ----           -----------    -----------     ----
Total interest-bearing
   liabilities ................      $ 2,286,026    $    32,165      5.7%          $ 2,491,413    $    47,835      7.8%
Other liabilities .............          519,185             --       --               412,839             --       --
                                     -----------                                   -----------
Total liabilities .............        2,805,211             --       --             2,904,252             --       --
Stockholders' equity ..........        1,154,102             --       --               909,103             --       --
                                     -----------                                   -----------
Total liabilities and equity...      $ 3,959,313             --       --           $ 3,813,355             --       --
                                     ===========                                   ===========
Net interest income and
   interest margin (1) ........               --    $   121,367     11.8%                   --    $   121,894     13.0%
Net interest rate spread (2)                  --             --      9.2%                   --             --     10.4%
Return on average assets ......               --             --      5.4%                   --             --      6.0%
Return on average total
   equity .....................               --             --     18.4%                   --             --     25.0%


(1) We compute net interest margin by dividing annualized net interest income by average total interest-earning assets.

(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

     Net interest income decreased $0.6 million to $121.4 million for the quarter ended March 31, 2002 from $122.0 million for the quarter ended March 31, 2001. The decrease primarily relates to a decrease in the yield on credit card loans and retained interests in loans securitized from 19.8% to 15.9%, partially offset by a rate decrease on interest-bearing liabilities from 7.8% for the three months ended March 31, 2001 to 5.7% for the three months ended March 31, 2002.

Other Operating Income

     Other operating income contributes substantially to our results of operations, representing 71% and 65% of total revenues for the three-month periods ended March 31, 2002 and 2001, respectively.

     Other operating income increased $64.0 million for the three months ended March 31, 2002 over the comparable period in 2001. This increase is due to the $37.0 million increase in net securitization and credit card servicing income. The increase in net securitization and credit card servicing income was primarily due to the change in the retained interests valuation expense needed to record the retained interests at fair value. The retained interests valuation expense decreased $33.3 million for the three months ended March 31, 2002 versus the three months ended March 31, 2001.

     Credit card fees, interchange and other credit card income increased $10.3 million to $73.1 million for the three months ended March 31, 2002 over the comparable period in 2001 due to the growth in loans in the credit card portfolio and retained interests partially offset by increased finance charge and fee charge-offs. Average credit card loans and retained interests increased to $3.9 billion for the three months ended March 31, 2002, compared to $3.3 billion for the same period in 2001.

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

Asset Quality

     Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card account portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts. At March 31, 2002, 55% of our outstanding receivables balance were from credit card accounts that have been with us in excess of two years, and 33% of outstanding receivables were with us in excess of four years.

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

Delinquencies

     Delinquencies not only have the potential to affect earnings in the form of net loan losses, but they are also costly in terms of the personnel and other resources dedicated to their resolution. It is our policy to continue to accrue interest and fee income on all credit card accounts until we charge off the account, except in limited circumstances. FFIEC (Federal Financial Institutions Examination Council) guidelines with respect to credit card issuers permit the re-aging of past due accounts to current status only after receiving the equivalent of three minimum payments or one lump sum equivalent. Furthermore, accounts can only be re-aged to current status once every twelve months and twice every five years. Table 2 presents the delinquency trends of our credit card loan portfolio.


Table 2: Loan Delinquency
   (Dollars in thousands)

                        March 31,       % of          December 31,     % of           March 31,       % of
                          2002         Total             2001          Total            2001         Total
                          ----         -----             ----          -----            ----         -----

Loans outstanding ...   $2,210,847           100%      $2,746,656            100%      $1,402,808           100%
Loans contractually
delinquent:
     30 to 59 days ..       55,101           2.5%          87,603            3.2%          50,078           3.6%
     60 to 89 days ..       38,023           1.7%          66,647            2.4%          40,843           2.9%
     90 or more days.      133,223           6.0%         123,528            4.5%          80,733           5.7%
                        ----------    ----------       ----------     ----------       ----------    ----------
       Total .......    $  226,347          10.2%      $  277,778           10.1%      $  171,654          12.2%
                        ==========    ==========       ==========     ==========       ==========    ==========

     The 200-basis-point decrease in the delinquency rates over March 31, 2001 reflects the run-off of our partially secured credit card portfolio.

     Net Charge-Offs

     Net charge-offs are the principal amount of losses from credit card accountholders unwilling or unable to make minimum payments, bankrupt credit card accountholders and deceased credit card accountholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged against the related income at the time of charge-off. The following table presents our net principal charge-offs for the periods indicated as reported in the consolidated financial statements.

Table 3: Net Charge-offs
       (Dollars in thousands)                     Three Months Ended
                                                       March 31,
                                                   2002         2001
                                                   ----         ----

        Average credit card loans ..........   $2,052,596    $1,298,748
        Net charge-offs ....................       83,678        48,109
        Net charge-off ratio ...............         16.5%         15.0%
                                               ==========    ==========


     The increase in the net charge off ratios for the three months ended March 31, 2002 primarily reflects a decrease in the loan growth, a deterioration in the economy and the impact of the 2001 credit line increase program.

Provision and Allowance for Loan Losses

     We make provisions for loan losses in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future loan losses, net of recoveries, inherent in the loan portfolio.

     The economy has slowed down significantly over the last year, exacerbated by the terrorist attacks on September 11, 2001. Also, our 2001 credit line increase program added pressure to some of our customers, due to increased average outstanding balances which require higher monthly payments. This, along with a deteriorating economy, has made our collection efforts more difficult, resulting in higher delinquencies. This changing environment has caused our delinquencies and losses to increase from prior years' levels. Some of the actions we are taking to mitigate this slowdown include expanding our collections strategies to aggressively address any potential delinquency increases and using our recovery staff to work on precharge-off receivables. We also leverage debt forbearance programs and credit counseling services for qualifying credit card accountholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees and other incentives to induce the customer to continue making payments. The amount of customer receivables in debt forbearance programs was $108.5 million or 5% of credit card loans as of March 31, 2002, compared with $129.9 million or 5% of credit card loans as of December 31, 2001. All delinquent receivables in debt forbearance programs are included in Table 2.

     The provision for loan losses was $154.4 million for the three months ended March 31, 2002, compared to $87.7 million for the three months ended March 31, 2001. The ratio of allowance for loan losses to period-end loans was 18.9% at March 31, 2002, compared to 14.9% at December 31, 2001. The allowance for loan losses as a percentage of 30-day plus receivables was 184.2% at March 31, 2002 and 147.7% at December 31, 2001.

Retained Interest Valuation

     We record a valuation allowance to reduce the contractual value of the retained interests in loans securitized to fair value. The following summarizes our retained interests as of March 31, 2002, December 31, 2001, March 31, 2001 and December 31, 2000.

                                   March 31,                   December 31,
                                     2002           Change         2001
                                     ----           ------         ----

Gross retained interests .....   $ 1,338,437    $    74,782    $ 1,263,655
Valuation allowance ..........      (551,385)       (13,886)      (537,499)
                                 -----------    -----------    -----------
Net retained interests........   $   787,052    $    60,896    $   726,156
                                 ===========    ===========    ===========


                                    March 31,                   December 31,
                                      2001           Change         2000
                                      ----           ------         ----

Gross retained interests .....   $ 1,910,168    $  (113,513)   $ 2,023,681
Valuation allowance ..........      (643,261)        (2,409)      (640,852)
                                 -----------    -----------    -----------
Net retained interests........   $ 1,266,907    $  (115,922)   $ 1,382,829
                                 ===========    ===========    ===========

     Gross retained interests in loans securitized increased by $74.8 million between December 31, 2001 and March 31, 2002, to $1.3 billion. The increase is due to the sale of approximately $610 million of receivables from Direct Merchants Bank to the Master Trust during the three months ended March 31, 2002. During the three months ended March 31, 2002, the valuation allowance increased by $13.9 million, primarily due to the higher gross retained interests and a higher projected default rate partially offset by an increase in the projected weighted-average spread. The projected default rate increased from 18% as of December 31, 2001 to 19% as of March 31, 2002. The increase in the projected default rate was due to increased delinquencies in the Master Trust and the overall deterioration in the economy. The increase in the projected default rate caused an appproximate $30 million increase in the valuation allowance. The projected weighted-average spread increased from 20% as of December 31, 2001 to 21% as of March 31, 2002. The increase in the projected weighted-average spread is due to lower costs of funds and the impact of interest rate floors on credit card accounts.

Balance Sheet Analysis

     Credit Card Loans

     Credit card loans were $2.2 billion as of March 31, 2002, compared to $2.7 billion as of December 31, 2001. The $0.5 billion decrease is primarily a result of the transfer of $610 million of receivables from Direct Merchants Bank to the Metris Master Trust.

     Deferred Tax Asset/Liability

     Total deferred tax asset/liability decreased to a net liability of $26.2 million as of March 31, 2002 from a net tax asset of $32.2 million as of December 31, 2001. The decrease in net asset/liability is the result of various timing differences between accounting principles generally accepted in the United States of America and tax accounting.

     Debt

     Debt decreased to $355.9 million as of March 31, 2002 from $647.9 million as of December 31, 2001 due to the paydown of a warehouse financing arrangement entered into by Direct Merchants Bank in June 2001 that was accounted for as a collateralized financing.

     Deferred Income

     Deferred income decreased $10.5 million to $204.5 million as of March 31, 2002 compared to $215.0 million as of December 31, 2001. The decrease primarily relates to our migration from annual-billed to monthly-billed products.

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

Liquidity, Funding and Capital Resources

     One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Because the pricing and maturity characteristics of our assets and liabilities change, liquidity management is a dynamic process, affected by changes in short- and long-term interest rates. We use a variety of financing sources to manage liquidity, refunding, and interest rate risks. Table 4 summarizes our funding and liquidity as of March 31, 2002 and December 31, 2001:


Table 4: Liquidity, Funding and Capital Resources
(Dollars in thousands)
                                        March 31, 2002               December 31, 2001
                                        --------------               -----------------
                                                   Unused                            Unused
On-balance sheet funding         Outstanding      Capacity          Outstanding     Capacity
------------------------         -----------      --------          -----------     --------

Bank conduit 2002 ........      $        --     $   400,000        $  292,000     $   108,000
Revolving credit line 2003               --         170,000                --         170,000
Term loan 2003 ...........          100,000             N/A           100,000             N/A
Senior notes 10% 2004 ....          100,000             N/A           100,000             N/A
Senior notes 10.125% 2006           146,146             N/A           145,924             N/A
Other ....................            9,784             N/A             9,980             N/A
Deposits .................        1,725,886             N/A         2,058,008             N/A
Equity ...................        1,178,002             N/A         1,141,955             N/A
                                -----------     -----------        ----------     ----------------
     Subtotal ............      $ 3,259,818     $   570,000        $3,847,867     $   278,000


Off-balance sheet funding

Metris Master Trust             $ 8,223,360     $   585,890        $ 7,880,342    $   328,908
Metris facility ...                      --          75,000             15,500         59,500
Various conduits ..                      --         850,000                 --             --
                                -----------     -----------        -----------    -----------
     Subtotal .....             $ 8,223,360     $ 1,510,890        $ 7,895,842    $   388,408
                                -----------     -----------        -----------    -----------

     Total ........             $11,483,178     $ 2,080,890        $11,743,709    $   666,408
                                ===========     ===========        ===========    ===========


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

     The Master Trust and the associated securitized debt provide for early amortization if certain events occur. These events are described in the applicable prospectus of each securitization transaction. The most significant events would be three consecutive months of less than zero percent excess spread or negative transferor's interest within the Master Trust. In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Master Trust. This restricted cash would provide additional security to the investors of the Master Trust. The triggers are related to the performance of the Master Trust, specifically the amount of net excess spread over a one to three month period. As of March 31, 2002, we have not broken any triggers in our securitization agreements and, therefore, no cash has been restricted.

     Our equity as a percent of managed assets was 9.9% as of March 31, 2002 versus 9.4% as of December 31, 2001. We have historically retained cash flow generated from earnings (versus declaring larger dividends) to provide additional equity and liquidity to fund future receivables growth. In addition, stock incentive plans provide us with a source of equity and liquidity.

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

     Additional information about Direct Merchants Bank's actual capital amounts and ratios are presented in the following table:

                                               For Capital
                                                 Adequacy         To Be Well
                             Actual              Purposes         Capitalized
As of March 31, 2002      Amount   Ratio     Amount    Ratio   Amount   Ratio
                          ------   -----     ------    -----   ------   -----


   Total Capital.......  $390,623   18.8%   $166,273    8.0%  $207,841   10.0%
   (to risk-weighted
    assets)

   Tier 1 Capital......   359,825   17.3%     83,136    4.0%   124,705    6.0%
   (to risk-weighted
    assets)

   Tier 1 Capital......   359,825   14.1%    102,357    4.0%   127,947    5.0%
   (to average assets)



                                               For Capital
                                                 Adequacy        To Be Well
                             Actual              Purposes        Capitalized
As of December 31, 2001   Amount   Ratio     Amount    Ratio   Amount    Ratio
                          ------   -----     ------    -----   ------    -----


Total Capital ........   $346,907   13.0%   $213,733    8.0%  $267,166   10.0%
(to risk-weighted
 assets)

Tier 1 Capital .......    308,186   11.5%    106,867    4.0%   160,300    6.0%
(to risk-weighted
  assets)

Tier 1 Capital .......    308,186   11.2%    110,573    4.0%   138,216    5.0%
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

Regulatory Matters

     On April 16, 2002, Direct Merchants Bank entered into an agreement with the Office of the Comptroller of the Currency ("OCC") to strengthen the safety and soundness of Direct Merchants Bank's operations. The agreement formalizes recommendations made and requirements imposed by the OCC following an examination of Direct Merchants Bank that covered the 15-month period ended December 31, 2001. On April 17, 2002, MCI filed the agreement with the Securities and Exchange Commission as an exhibit to and incorporated by reference in a current report on Form 8-K. We filed an amendment to that current report on Form 8-K on October 22, 2002.

     Direct Merchants Bank intends to comply with all of the terms of the agreement in a timely manner. Furthermore, we believe that as of the filing date of this amended Quarterly Report, Direct Merchants Bank has complied with all of the terms of the agreement, including with respect to the updating, development, adoption and delivery in a timely matter of its Strategic Plan, Capital Plan, Contingency Funding Plan and various other written action plans. Direct Merchants Bank has implemented the plans for which the OCC has posed no objection and is revising or planning to implement all others, pending and in response to comments from the OCC.

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

     Any or all of our forward-looking statements in this Report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors, which can not be predicted with certainty, will be important in determining future results. Among such factors are higher delinquency, charge-off and bankruptcy rates of our target market of moderate-income consumers, risks associated with Direct Merchants Bank's ability to comply with its agreement with regulators regarding the safety and soundness of its operations, risks associated with our continuing ability to market our enhancement services and maintain or expand on current levels in that business, interest rate risks, risks associated with acquired portfolios, dependence on the securitization markets and other funding sources, state and federal laws and regulations that limit our business activities, product offerings and fees, privacy laws that could result in lower marketing revenue and penalties for non-compliance, and general economic conditions that can have a major impact on the performance of loans. Each of these factors and others are more fully discussed under the caption "Business--Risk Factors" contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001. As a result of these factors, we cannot guarantee any forward-looking statements. Actual future results may vary materially. Also, please note that the factors we provide are those we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here or in our 10-K/A for the year ended December 31, 2001 could also adversely affect us.

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

     The following information is not in conformity with accounting principles generally accepted in the United States of America, however we believe the information is relevant to understanding the overall financial condition and results of operations of the Company.


Table 5: Managed Loan Portfolio
(Dollars in thousands)             March 31,        % of       December 31,        % of       March 31,        % of
                                     2002           Total          2001            Total        2001           Total
                                     ----           -----          ----            -----        ----           -----
Period-end balances:
   Credit card loans .........   $ 2,210,847                    $ 2,746,656                   $1,402,808
   Retained interests in loans
       securitized ...........     1,338,437                      1,263,655                    1,910,168
   Investors' interests in
       securitized loans
       accounted for as sales.     8,223,360                      7,895,842                    6,170,416
                                ------------                    -----------                   ----------
Total managed loan portfolio .   $11,772,644                    $11,906,153                   $9,483,392
                                 ===========                    ===========                   ==========
Loans contractually
       delinquent:
     30 to 59 days ...........       316,638            2.7%        375,887            3.1%      229,368            2.4%
     60 to 89 days ...........       256,776            2.2%        274,278            2.3%      178,898            1.9%
     90 or more days .........       580,697            4.9%        473,003            4.0%      390,402            4.1%
                                 -----------   ------------     -----------   -------------   ----------    ------------
       Total .................   $ 1,154,111            9.8%    $ 1,123,168            9.4%   $  798,668            8.4%
                                 ===========   =============    ===========   =============   ==========    ============


                                                                      Three Months Ended
                                                                           March 31,
                                                            2002                              2001
                                                            ----                              ----
Average balances:
   Credit card loans .........                 $        2,052,596              $       1,298,748
   Retained interes0s in loans
       securitized ...........                          1,835,359                      2,044,729
   Investors' interests in
       securitized loans
       accounted for as sales.                          8,074,887                      6,050,624
                                              -------------------              -----------------

Total managed loan portfolio..                $        11,962,842              $       9,394,101
                                              ===================              =================

Net charge offs................                $           384,174       13.0%  $         244,969          10.6%
                                               ===================   =========  =================       ========

     The 140-basis-point increase in the managed delinquency rates over March 31, 2001 primarily reflects various factors, including a deterioration in the economy, seasoning in the loan portfolio and the impact of our 2001 credit line increase program. The credit line increase program added pressure to some of our customers due to increased average outstanding balances, which require higher monthly payments. This, along with a deteriorating economy, has made our collections efforts more difficult, resulting in higher delinquencies. The increase in charge off ratios for the three-month period ended March 31, 2002 primarily reflects a slow down in loan growth, deterioration in the economy and the 2001 credit line increase program.

     The amount of customer receivables in forbearance programs was $775.1 million or 7% of total managed loans as of March 31, 2002 compared with $837.0 million or 7% of managed loans as of December 31, 2001. All delinquent receivables in forbearance programs are included in Table 5.

Net Interest Income


Table 6: Analysis of Average Balances, Interest and Average Yields and Rates

                                                                 Three Months Ended March 31,
                                                      2002                                           2001
                                   ------------------------------------------------------------------------------------
                                      Average                       Yield/         Average                       Yield/
                                      Balance          Interest      Rate          Balance         Interest       Rate
                                      -------          --------      ----          -------         --------       ----
(Dollars in thousands)
Credit card loans .............    $11,962,842      $   525,360      17.8%      $ 9,394,101      $   460,613      19.9%
Total interest-earning assets..     12,262,900          526,678      17.4%        9,839,055          466,820      19.2%
Total interest-bearing
   liabilities ................     10,360,913           88,404       3.5%        8,542,037          140,310       6.7%
Net interest income and
   interest margin (1) ........           --        $   438,274      14.5%             --        $   326,510      13.5%
Net interest rate spread (2)...           --               --        13.9%             --               --        12.5%
Return on average assets ......           --               --         1.8%             --               --         2.3%
Return on average total
   equity .....................           --               --        18.4%             --               --        25.0%


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

     The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points. Assuming that we take no counteractive measures, as of March 31, 2002, a 200 basis point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, will result in an increase in net income of approximately $78 million relative to a base case over the next 12 months compared to an approximate $20 million increase as of December 31, 2001. A decrease of 200 basis points will result in a reduction in net income of approximately $59 million as of March 31, 2002, compared to a $2 million reduction as of December 31, 2001. The increased sensitivity to interest rate fluctuation as of March 31, 2002 is due to a repricing on our credit card portfolio implemented in first quarter of 2002. You should not construe our use of this methodology to quantify the market risk of financial instruments as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our cardholders. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

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

         On April 16, 2002, Direct Merchants Bank entered into an agreement with the OCC to strengthen the safety and soundness of Direct Merchants Bank's operations. For further information, see "Regulatory Matters" on page 32 of this Report.


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

          99.2 Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

          99.3 Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

     (b) Reports on Form 8-K: On April 17, 2002, we filed a Current Report on Form 8-K to report that our wholly-owned subsidiary, Direct Merchants Credit Card Bank, N.A., had entered into an agreement on April 16, 2002 with the Office of the Comptroller of the Currency, the agency that regulates the Bank, to strengthen certain aspects of the safety and soundness of the Bank's operations. We filed an amendment to that current report on Form 8-K on October 22, 2002. See "Regulatory Matters" on page 32 of this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              METRIS COMPANIES INC.
                                  (Registrant)


Date:      October 22, 2002               By: /s/ David D. Wesselink
                                              -----------------------
                                              David D. Wesselink
                                              Vice Chairman
                                              Principal Financial Officer


Date:      October 22, 2002               By: /s/ Mark P. Wagener
                                              --------------------
                                              Mark P. Wagener
                                              Senior Vice President, Controller
                                              Principal Accounting Officer

                                 Certifications

I, Ronald N. Zebeck, certify that:

1. I have reviewed this amended Quarterly Report on Form 10-Q/A of Metris Companies Inc.;

2. Based on my knowledge, this amended Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended Quarterly Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amended Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended Quarterly Report.

Date:         October 22, 2002

/s/ Ronald N. Zebeck
--------------------
Ronald N. Zebeck
Chairman and Chief Executive Officer
(Principal Executive Officer)


I, David D. Wesselink, certify that:

4. I have reviewed this amended Quarterly Report on Form 10-Q/A of Metris Companies Inc.;

5. Based on my knowledge, this amended Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended Quarterly Report; and

6. Based on my knowledge, the financial statements, and other financial information included in this amended Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended Quarterly Report.

Date:         October 22, 2002

/s/ David D. Wesselink
----------------------
David D. Wesselink
Vice Chairman
(Principal Financial Officer)