Form 10-Q/A
period 2002-06-30
METRIS COMPANIES INC
filed 2002-10-22
CIK 1021061

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

                                    FORM 10-Q/A

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

         Item 2.      Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations.......................................23

         Item 3.      Quantitative and Qualitative Disclosures
                             About Market Risk................................40


PART II. OTHER INFORMATION


         Item 1. Legal Proceedings............................................41

         Item 2. Changes in Securities........................................41

         Item 3. Defaults Upon Senior Securities..............................41

         Item 4. Submission of Matters to a Vote of Security Holders..........42

         Item 5. Other Information............................................42

         Item 6. Exhibits and Reports on Form 8-K.............................43

                 Signatures...................................................44


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
                                                                               ===========    ===========

                     See accompanying Notes to Consolidated Financial Statements.



METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except earnings per-share data) (Unaudited)


                                                                 Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30,
                                                                     ---------                   --------
                                                                 2002         2001          2002         2001
                                                                 ----         ----          ----         ----
Interest Income:
Credit card loans and retained
     interests in loans securitized ........................   $ 134,759    $ 168,702    $ 286,973    $ 332,224
Federal funds sold .........................................         110          329          224        2,640
Other ......................................................       2,359        3,176        3,563        7,072
                                                               ---------    ---------    ---------    ---------
Total interest income ......................................     137,228      172,207      290,760      341,936
Deposit interest expense ...................................      18,335       32,936       41,988       69,559
Other interest expense .....................................       8,620       11,377       17,132       22,589
                                                               ---------    ---------    ---------    ---------
Total interest expense .....................................      26,955       44,313       59,120       92,148
                                                               ---------    ---------    ---------    ---------
Net Interest Income ........................................     110,273      127,894      231,640      249,788
Provision for loan losses ..................................     152,811      114,682      307,181      202,411
                                                               ---------    ---------    ---------    ---------
Net Interest (Expense)Income After Provision for
     Loan Losses ...........................................     (42,538)      13,212      (75,541)      47,377
                                                               ---------    ---------    ---------    ---------

Other Operating Income:
Net securitization and credit card
     servicing income ......................................      49,668      119,712      173,786      206,804
Credit card fees, interchange and
     other credit card income ..............................      48,089       74,837      121,196      137,669
Enhancement services revenues ..............................      95,649       82,900      190,645      161,164
                                                               ---------    ---------    ---------    ---------
                                                                 193,406      277,449      485,627      505,637
                                                               ---------    ---------    ---------    ---------

Other Operating Expense:
Credit card account and other product
     solicitation and marketing expenses....................      56,193       51,481       96,745       92,246
Employee compensation ......................................      54,365       56,115      110,913      110,851
Data processing services and communications ................      20,795       22,141       43,101       44,520
Enhancement services claims expense ........................      15,917        8,250       27,124       14,929
Credit card fraud losses ...................................       2,953        2,200        5,181        4,851
Purchased portfolio premium amortization ...................       7,743        7,418       16,198       15,246
Other ......................................................      51,558       41,325       84,650       77,510
                                                               ---------    ---------    ---------    ---------
                                                                 209,524      188,930      383,912      360,153
                                                               ---------    ---------    ---------    ---------
(Loss) Income Before Income Taxes and
     Cumulative Effect of Accounting Change.................     (58,656)     101,731       26,174      192,861
Income taxes ...............................................     (22,282)      38,963       10,208       74,048
                                                               ---------    ---------    ---------    ---------
(Loss) Income Before Cumulative Effect of
     Accounting Change......................................     (36,374)      62,768       15,966      118,813
Cumulative effect of accounting change
     (net of income taxes of $9,000)........................          --           --           --       14,499
                                                                ---------    ---------    ---------    ---------
Net (Loss) Income ..........................................     (36,374)      62,768       15,966      104,314
Convertible preferred stock
     dividends-Series C ....................................       9,394        8,593       18,582       16,996
                                                                ---------    ---------    ---------    ---------
Net (Loss) Income Applicable to Common
     Stockholders...........................................   $ (45,768)   $  54,175    $  (2,616)   $  87,318
                                                               =========    =========    =========    =========


                                                     Three Months Ended               Six Months Ended
                                                          June 30,                         June 30,
                                                          --------                         --------
                                                  2002                2001           2002              2001
                                                  ----                ----           ----              ----
(Loss) earnings per share:
     Basic-(loss) income before cumulative
         effect of accounting change .......   $     (0.74)   $      0.64       $     (0.04)   $      1.22
     Basic-cumulative effect of accounting
         change ............................            --             --                --          (0.15)
     Basic-net (loss) income ...............         (0.74)          0.64             (0.04)          1.07
     Diluted-(loss) income before cumulative
         effect of accounting change .......         (0.74)          0.63             (0.04)          1.20
     Diluted-cumulative effect of accounting
         change ............................            --             --                --          (0.15)
     Diluted-net (loss) income .............         (0.74)          0.63             (0.04)          1.05

Shares used to compute earnings per share:
     Basic .................................        61,503         97,633            61,844         97,117
     Diluted ...............................        61,503         99,841            61,844         99,055

Dividends declared per common share ........   $     0.010    $     0.010       $     0.020    $     0.020

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
                             =========  =======   ==========  ========  ==========  =========  ===========  ==========  ==========

                                    See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
                                                              Six Months Ended
                                                                   June 30,
                                                            2002            2001
                                                            ----            ----

Operating Activities:
Net income ...........................................   $    15,966    $   104,314
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of accounting change ..........            --         14,499
     Depreciation and amortization ...................        52,374         45,075
     Provision for loan losses .......................       307,181        202,411
     Retained interests valuation expense (income)....       (66,578)       (31,976)
     Loss (gain) on derivative financial instruments .        13,947         (2,905)
     Changes in operating assets and liabilities, net:
         Deferred income taxes .......................          (730)        39,164
         Other receivables due from credit card
              securitizations ........................        46,979          6,065
         Accounts payable and accrued expenses .......        43,771         51,771
         Deferred income .............................       (17,045)       (24,176)
         Other .......................................        10,520        (37,579)
                                                         -----------    -----------
Net cash provided by operating activities ............       406,385        366,663
                                                         -----------    -----------

Investing Activities:
Net proceeds from sales and repayments of
     securitized loans................................        70,497        913,799
Net loans originated or collected ....................       997,771     (1,200,926)
Additions to property and equipment ..................        (3,538)        (3,991)
                                                         -----------    -----------
Net cash provided by (used in) investing activities ..     1,064,730       (291,118)
                                                         -----------    -----------
Financing Activities:
(Decrease) increase in debt ..........................      (291,847)           271
(Decrease) increase in deposits ......................      (736,147)        68,746
Cash dividends paid ..................................        (1,892)        (1,847)
Issuance of common stock .............................         2,257         21,228
Repurchase of common stock ...........................       (32,951)            --
                                                         -----------    -----------
Net cash (used in) provided by financing activities ..    (1,060,580)        88,398
                                                         -----------    -----------
Net increase in cash and cash equivalents ............       410,535        163,943
Cash and cash equivalents at beginning of period .....       488,086        521,440
                                                         -----------    -----------
Cash and cash equivalents at end of period ...........   $   898,621    $   685,383
                                                         ===========    ===========
Supplemental disclosures and cash flow
     information:
Cash paid during the period for:
     Interest ........................................   $    61,345    $    86,731
     Income taxes ....................................       (16,488)        25,366
Tax benefit from employee stock option
     exercises........................................           174          6,651

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


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is as follows:

                                          Three Months Ended         Six Months Ended
                                               June 30,                  June 30,
                                               --------                 --------
                                            2002        2001         2002         2001
                                            ----        ----         ----         ----

Balance at beginning of period .......   $ 416,914    $ 143,537    $ 410,159    $ 123,123
Allowance transferred to the
  retained interests valuation
  allowance ..........................    (209,347)      59,998     (273,284)      40,792
Provision for loan losses ............     152,811      114,682      307,181      202,411
Loans charged off ....................     (91,595)     (65,013)    (180,486)    (117,629)
Recoveries ...........................       6,496        4,853       11,709        9,360
                                         ---------    ---------    ---------    ---------
Net loans charged off ................     (85,099)     (60,160)    (168,777)    (108,269)
                                         ---------    ---------    ---------    ---------
Balance at end of period .............   $ 275,279    $ 258,057    $ 275,279    $ 258,057
                                         =========    =========    =========    =========





     As of June 30, 2002, we had $11.6 million in credit card loans classified as non-accrual, compared to $1.3 million in credit card loans classified as non-accrual as of December 31, 2001. As of June 30, 2001, we had no credit card loans classified as non-accrual. Credit card loans contractually 90 or more days past due and still accruing interest amounted to $60.8 million, $122.3 million and $89.8 million as of June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

     During the three- and six-month periods ended June 30, 2002, we transferred $209.3 million and $273.3 million of allowance for loan losses, respectively, to the valuation allowance for retained interests in loans securitized. This transfer is primarily due to the sale of approximately $1.6 billion of receivables from Direct Merchants Bank to the Metris Master Trust ("Master Trust") during the first six months of 2002. During the three- and six-month periods ended June 30, 2001, we transferred $60.0 million and $40.8 million, respectively, of valuation allowance for retained interests in loans securitized to allowance for loan losses. These transfers were primarily due to the maturity of a bank conduit that was accounted for as a sale under SFAS 140.


NOTE 5 - RETAINED INTERESTS IN LOANS SECURITIZED

     Activity in retained interests is as follows:


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
                                                                                ===========    ===========    ===========


     Activity in the valuation allowance on retained interests in loans securitized is as follows:

                                          Three Months Ended         Six Months Ended
                                               June 30,                  June 30,
                                               --------                  --------
                                           2002        2001         2002          2001
                                           ----        ----         ----          ----

Balance at beginning of period .......   $ 551,385   $ 643,261    $ 537,499    $ 640,852
Transfers from the allowance for
  loan losses ........................     209,347     (59,998)     273,284      (40,792)
Retained interests
  valuation expense (income) .........     (16,527)    (15,179)     (66,578)     (31,976)
                                         ---------   ---------    ---------    ---------
Balance at end of period .............   $ 744,205   $ 568,084    $ 744,205    $ 568,084
                                         =========   =========    =========    =========

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


                                              Three Months Ended June 30,
                                                        2002
                                                        ----

                     Consumer
                      Lending       Enhancement     Securitization     Other
                     Products        Services       Adjustments(a)  Adjustments(b)   Consolidated
                     --------        --------       --------------  --------------   ------------

Interest income.   $   509,821      $        58      $  (372,593)           (58)      $   137,228
Interest
    expense .....       81,005               --          (53,992)           (58)           26,955
                   -----------      -----------      -----------   ------------       -----------
  Net interest
    income ......      428,816               58         (318,601)            --           110,273


Other revenue ...      119,317           95,649          (21,560)            --           193,406
Total revenue ...      548,133           95,707         (340,161)            --           303,679

Income before
    income taxes.       21,145(c)        54,659(c)            --       (134,460)          (58,656)

Total assets ...   $10,985,709      $   142,705      $(8,924,497) $   1,007,792 (d)   $ 3,211,709



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


                                              Six Months Ended June 30,
                                                      2002
                                                      ----

                     Consumer
                      Lending       Enhancement      Securitization     Other
                     Products        Services        Adjustments(a) Adjustments(b)   Consolidated
                     --------        --------        -------------- --------------   ------------

Interest income    $ 1,036,499      $     2,386      $  (745,739)        (2,386)      $   290,760
Interest expense       171,737               --         (110,231)        (2,386)           59,120
                   -----------      -----------      -----------    ------------      -----------
  Net interest
    income .....       864,762            2,386         (635,508)            --           231,640


Other revenue ..       250,080          190,645           44,902             --           485,627
Total revenue ..     1,114,842          193,031         (590,606)            --           717,267


Income before
    income taxes       161,469(c)       119,567(c)            --       (254,862)           26,174

Total assets ...   $10,985,709      $   142,705      $(8,924,497) $    1,007,792(d)   $ 3,211,709


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
                                             ===========    ===========    ===========    ===========      ===========



                              METRIS COMPANIES INC.
                 Supplemental Consolidating Statements of Income
                        Three Months Ended June 30, 2002
                             (Dollars in thousands)
                                    Unaudited


                                               Metris         Guarantor     Non-Guarantor
                                           Companies Inc.    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                           --------------    ------------   ------------   ------------   ------------

Net Interest (Expense)
    Income ...............................   $  (3,017)     $       157     $ 113,133      $        --      $ 110,273

Provision for loan losses ................        (797)              --       153,608               --        152,811
                                              ---------        ---------    ---------      -----------      ---------

Net Interest (Expense)
    Income After Provision
    for Loan Losses.......................       (2,220)            157       (40,475)              --        (42,538)
                                              ---------        ---------    ---------      -----------      ---------

Other Operating Income:
Net securitization and
    credit card servicing
    income................................          793              --        48,875               --         49,668

Credit card fees,
    interchange and other
    credit card income....................       (2,381)           5,796      (20,060)          64,734         48,089
Enhancement services
    revenues..............................           --            2,663       92,986               --         95,649

Intercompany allocations .................           41           72,194       15,126          (87,361)            --
                                              ---------        ---------    ---------      -----------      ---------
                                                 (1,547)          80,653      136,927          (22,627)       193,406
                                              ---------        ---------    ---------      -----------      ---------

Other Operating Expense:
Credit card account
    and other product
    solicitation and
    marketing expenses....................           --            4,594       51,653              (54)        56,193
Employee compensation ....................       (1,505)          45,753       10,117               --         54,365
Data processing services
    and communications ...................           13          (23,809)      43,019            1,572         20,795
Enhancement services claims
    expense...............................           --              444       15,473               --         15,917
Credit card fraud losses .................          135               --        2,818               --          2,953
Purchased portfolio premium
    amortization .........................           --               --       11,938           (4,195)         7,743
Other ....................................         (153)          48,261        9,680           (6,230)        51,558
Intercompany allocations .................          555           23,510       63,296          (87,361)            --
                                              ---------        ---------    ---------      -----------      ---------
                                                   (955)          98,753      207,994          (96,268)       209,524
                                              ---------        ---------    ---------      -----------      ---------
Loss Before Income Taxes
    and Equity in Income of
    Subsidiaries..........................       (2,812)         (17,943)    (111,542)          73,641        (58,656)
Income taxes .............................       (1,134)          (7,003)     (42,116)          27,971        (22,282)
Equity in income
    of subsidiaries.......................      (34,696)         (69,426)          --          104,122             --
                                              ---------        ---------   ----------      -----------      ---------
Net Loss .................................    $ (36,374)       $ (80,366)  $  (69,426)     $   149,792      $ (36,374)
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
                                              =========       =========    =========        =========      =========




                              METRIS COMPANIES INC.
                 Supplemental Consolidating Statements of Income
                         Six Months Ended June 30, 2002
                             (Dollars in thousands)
                                    Unaudited


                                               Metris         Guarantor     Non-Guarantor
                                           Companies Inc.    Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                           --------------    ------------   ------------    ------------  ------------

Net Interest (Expense)
   Income ..............................     $  (8,499)       $  (1,016)    $ 241,155       $      --      $ 231,640

Provision for loan losses ..............          (732)              --       257,913          50,000        307,181
                                             ---------        ---------     ---------       ---------      ---------

Net Interest (Expense)
    Income After Provision
    for Loan Losses.....................        (7,767)          (1,016)      (16,758)        (50,000)       (75,541)
                                             ---------        ---------     ---------       ---------      ---------

Other Operating Income:
Net securitization and
    credit card servicing
    income...............................        3,171               --       170,615              --        173,786

Credit card fees,
    interchange and other
    credit card income...................       (4,460)          13,719       111,649             288        121,196
Enhancement services
    revenues.............................           --           18,826       171,819              --        190,645

Intercompany allocations ................           71          125,267        24,787        (150,125)            --
                                             ---------        ---------     ---------       ---------      ---------
                                                (1,218)         157,812       478,870        (149,837)       485,627
                                             ---------        ---------     ---------       ---------      ---------

Other Operating Expense:
Credit card account and
    other product
    solicitation and
    marketing expenses....................          --            7,823        88,976             (54)        96,745
Employee compensation ....................      (1,101)          94,921        17,093              --        110,913
Data processing services
    and communications ...................          36          (43,371)       88,230          (1,794)        43,101
Enhancement services claims
    expense...............................          --              (69)       27,193              --         27,124
Credit card fraud losses .................         127               --         5,054              --          5,181
Purchased portfolio premium
    amortization .........................          --               --        22,382          (6,184)        16,198
Other ....................................        (110)          74,609        18,341          (8,190)        84,650
Intercompany allocations .................          46           41,588       108,491        (150,125)            --
                                             ---------        ---------     ---------       ---------      ---------
                                                (1,002)         175,501       375,760        (166,347)       383,912
                                             ---------        ---------     ---------       ---------      ---------
(Loss) Income Before Income
    Taxes and Equity in
    Income of Subsidiaries................      (7,983)         (18,705)       86,352         (33,490)        26,174

Income taxes .............................      (3,114)          (7,295)       33,677         (13,060)        10,208
Equity in income of
    subsidiaries..........................      20,835           52,675            --         (73,510)            --
                                             ---------        ---------     ---------       ---------      ---------
Net Income ...............................   $  15,966        $  41,265     $  52,675       $ (93,940)     $  15,966
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
                                             =========        =========    ===========     ==========      ========



                              METRIS COMPANIES INC.
          Supplemental Condensed Consolidating Statements of Cash Flows
                         Six Months Ended June 30, 2002
                             (Dollars in thousands)
                                    Unaudited

                                                        Metris       Guarantor     Non-Guarantor
                                                    Companies Inc.  Subsidiaries   Subsidiaries    Eliminations     Consolidated
                                                    --------------  ------------   ------------    ------------     ------------
Operating Activities:
Net cash provided by operating activities ......... $   195,384    $    62,602    $  242,339      $   (93,940)   $       406,385
                                                    -----------    -----------    -----------      -----------    --------------

Investing Activities:
Net proceeds from sales and repayments of
   securitized loans ..............................          --             --         70,497              --             70,497
Net loans originated or collected .................         235             --        997,536               --           997,771
(Additions to) dispositions of property
    and equipment..................................          --         (5,381)         1,843               --            (3,538)
Investment in subsidiaries ........................     (23,855)       (39,234)            --           63,089                --
                                                    -----------    -----------    -----------      -----------    --------------
Net cash (used in) provided by investing
    activities.....................................     (23,620)       (44,615)     1,069,876           63,089         1,064,730
                                                    -----------    -----------    -----------      -----------    --------------

Financing Activities:
Net increase (decrease) in debt ...................         447           (104)      (292,190)              --          (291,847)
Net decrease in deposits ..........................          --             --       (736,147)              --          (736,147)
Cash dividends paid ...............................      (1,892)            --             --               --            (1,892)
Issuance of common stock ..........................       2,257             --             --               --             2,257
Repurchase of common stock ........................     (32,951)            --             --               --           (32,951)
Capital contributions .............................          --        (17,410)       (13,441)          30,851                --
                                                    -----------    -----------    -----------      -----------    --------------
Net cash used in financing activities .............     (32,139)       (17,514)    (1,041,778)          30,851        (1,060,580)
                                                    -----------    -----------    -----------      -----------    --------------
Net increase in cash and cash equivalents .........     139,625            473        270,437               --           410,535
Cash and cash equivalents at beginning of
   period .........................................      17,613          1,505        468,968               --           488,086
                                                    -----------    -----------    -----------      -----------    --------------
Cash and cash equivalents at end of
   period.......................................... $   157,238    $     1,978    $   739,405      $        --    $      898,621
                                                    ===========    ===========    ===========      ===========    ==============

                              METRIS COMPANIES INC.
          Supplemental Condensed Consolidating Statements of Cash Flows
                         Six Months Ended June 30, 2001
                             (Dollars in thousands)
                                    Unaudited

                                                        Metris        Guarantor   Non-Guarantor
                                                    Companies Inc.  Subsidiaries  Subsidiaries    Eliminations     Consolidated
                                                    --------------  ------------  ------------    ------------     ------------
Operating Activities:
Net cash provided by operating activities ......... $    151,145   $   183,268    $   364,650      $  (332,400)    $     366,663
                                                    ------------   -----------    -----------      -----------     -------------

Investing Activities:
Net proceeds from sales and repayments of
   securitized loans ..............................         545            --        913,254                --           913,799
Net loans originated or collected .................     (57,761)           --     (1,143,165)               --        (1,200,926)
(Additions to) dispositions of
   property and equipment..........................          --       (14,636)        10,645                --            (3,991)
Investment in subsidiaries ........................    (176,900)     (213,497)            --           390,397                --
                                                    ------------   -----------    -----------      -----------     -------------

Net cash used in investing activities .............    (234,116)     (228,133)      (219,266)          390,397          (291,118)
                                                    ------------   -----------    -----------      -----------     -------------
Financing Activities:
Net increase (decrease) in debt ...................         446           (3)           (172)               --               271
Net increase in deposits ..........................        --             --          68,746                --            68,746
Cash dividends paid ...............................      (1,847)          --              --                --            (1,847)
Issuance of common stock ..........................      21,228           --              --                --            21,228
Capital contributions .............................          --       35,145          22,852           (57,997)               --
                                                    ------------   -----------    -----------      -----------     -------------
Net cash provided by financing activities .........      19,827       35,142          91,426           (57,997)           88,398
                                                    ------------   -----------    -----------      -----------     -------------
Net increase (decrease) in cash and cash
    equivalents....................................     (63,144)      (9,723)        236,810                --           163,943
Cash and cash equivalents at beginning of
    period.........................................      64,869       10,658         445,913                --           521,440
                                                    ------------   -----------    -----------      -----------     -------------
Cash and cash equivalents at end of
    period......................................... $     1,725    $     935      $  682,723       $        --     $     685,383
                                                    ============   ===========    ===========      ===========     =============

ITEM 2.
                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank"), which may be referred to as "we," "us," "our" and the "Company." You should read this discussion along with the following documents for a full understanding of our financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001; and our Proxy Statement for the 2002 Annual Meeting of Shareholders. In addition, you should read this discussion along with our Quarterly Report on Form 10-Q/A for the period ended June 30, 2002, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.


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

     Net income for the six months ended June 30, 2002 was $16.0 million, down from $104.3 million for the first six months of 2001. Net income reported for the six-month period ended June 30, 2001 includes $14.5 million of a cumulative effect of accounting change described below. Without this item, reported earnings would have been $118.8 million for the six-month period ended June 30, 2001. Diluted loss per share for the six months ended June 30, 2002 was $0.04 compared to diluted earnings per share of $1.05 for the same period in 2001. Without the impact of the cumulative effect of accounting change, diluted earnings per share would have been $1.20 for the six months ended June 30, 2001. The $102.8 million decrease in net income before cumulative effect of accounting change primarily relates to a $33.0 million reduction in net securitization and credit card servicing income, a $104.8 million increase in provision for loan losses and a $23.8 million increase in operating expenses. This was partially offset by enhancement services revenue increasing 18% to $190.6 million for the six months ended June 30, 2002 compared to the same period in 2001.

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

     We segment the loan portfolio into several individual static pools with similar credit risk and time since solicitation (vintage pools), and estimate (based on historical experience and existing environmental conditions) the dollar amount of principal, accrued finance charges and fees in each 30-day delinquency bucket that will not be collected and, therefore, "roll" into the next 30-day bucket, and ultimately charge-off. We then aggregate these pools into prime and sub-prime portfolios based on the prescribed FICO score cuts and into several other groups such as credit counseling and payment alternative receivables. We also isolate individual pools subsequent to solicitation when the credit risk associated with the pools include higher risk segments, such as our partially secured card program, accounts that are over their credit limit by more than 10%, accounts receiving benefits under our debt waiver program and other programs as deemed necessary. We separately analyze the reserve requirement on each of these groups or portfolios.

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

     The significant assumptions used for estimating the fair value of the retained interest in loans securitized are as follows:


                                                         June 30,   December 31,
                                                           2002        2001
                                                           ----        ----


Annual discount rate (1)................................    15%          15%
Monthly payment rate ...................................     6%           7%
Weighted-average spread (2) ............................    21%          20%
Annual principal, finance charge and fees default rate..    20%          18%


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

     Net interest income consists primarily of interest earned on our credit card loans and retained interests in loans securitized, less interest expense on borrowings to fund loans. Table 1 provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three- and six month periods ended June 30, 2002 and 2001.


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

Other Operating Income


     Other operating income contributes substantially to our results of operations, representing 64% and 68% of revenues for the three- and six-month periods ended June 30, 2002, and 68% and 67% for the same periods in 2001, respectively.

     Other operating income decreased $84.0 million and $20.0 million for the three- and six-month periods ended June 30, 2002 compared to the same periods in 2001. The decrease for the three-month period was primarily due to the decrease in net securitization and credit card servicing income. For the three-month period ended June 30, 2002, net securitization and credit card servicing income decreased $70.0 million primarily due to a decrease in excess spread on securitized receivables caused by an increased default rate. For the six months ended June 30, 2002, versus the six months ended June 30, 2001, net securitization and credit card servicing income decreased $33.0 million caused by a decreased excess spread on securitized receivables partially offset by a decrease in the retained interests valuation expense needed to record the retained interests at fair value.

     Credit card fees, interchange and other credit card income decreased $26.7 million and $16.5 million for the three- and six- month periods ended June 30, 2002 compared to the same periods in 2001. The decrease in credit card fees, interchange and other credit card income is due to lower sales volume, lower late fees and lower overlimit fee income. The decrease in late fees reflects lower delinquencies, while the decrease in overlimit fees reflects tightened criteria in authorizing customers to exceed credit line limits.

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

Delinquencies

     Delinquencies not only have the potential to affect earnings in the form of net loan losses, but they are also costly in terms of the personnel and other resources dedicated to their resolution. It is our policy to continue to accrue interest and fee income on all credit card accounts until we charge off the credit card account, except in limited circumstances. FFIEC (Federal Financial Institutions Examination Council) guidelines with respect to credit card issuers permit the re-aging of past due accounts to current status only after receiving the equivalent of three minimum payments or one lump sum equivalent. Furthermore, accounts can only be re-aged to current once every twelve months and twice every 5 years.

     Table 2 presents the delinquency trends of our credit card loan portfolio.

Table 2: Loan Delinquency
(Dollars in thousands)
                          June 30,     % of    December 31,  % of     June 30,     % of
                            2002       Total      2001       Total      2001       Total
                            ----       -----      ----       -----      ----       -----

Loans outstanding....    $1,306,824     100%   $2,746,656     100%   $2,312,652     100%
Loans contractually
delinquent:
     30 to 59 days....       41,382     3.2%       87,603     3.2%       60,315     2.6%
     60 to 89 days....       35,161     2.7%       66,647     2.4%       47,167     2.0%
     90 or more days..       72,360     5.5%      123,528     4.5%       89,764     3.9%
                         ----------   -----    ----------   -----    ----------   -----
       Total .......     $  148,903    11.4%   $  277,778    10.1%   $  197,246     8.5%
                         ==========   =====    ==========   =====    ==========   =====


     The 290-basis-point increase in the delinquency rates over June 30, 2001 primarily reflects various factors, including a deterioration in the economy, seasoning in the loan portfolio and the impact of our 2001 credit line increase program. The credit line increase program added pressure to some of our customers due to increased average outstanding balances, which require higher monthly payments. This, along with a deteriorating economy, has put pressure on our collections efforts, resulting in higher delinquencies.

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
                                        ==========     ==========     ==========     ==========


     The increase in charge off ratios for the three- and six-month periods ended June 30, 2002 primarily reflects a decrease in loan growth, deterioration in the economy and the 2001 credit line increase program.

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

     The provision for loan losses was $152.8 million and $307.2 million for the three- and six-month periods ended June 30, 2002, compared to $114.7 million and $202.4 million for the same periods in 2001. The ratio of allowance for loan losses to period-end loans was 21.1% at June 30, 2002, compared to 14.9% at December 31, 2001. The allowance for loan losses as a percentage of 30-day plus receivables was 184.9% at June 30, 2002 and 147.7% at December 31, 2001.

Retained Interest Valuation

     We record a valuation allowance to reduce the contractual value of the retained interests in loans securitized to fair value. The following summarizes our net retained interests as of June 30, 2002, December 31, 2001, June 30, 2001 and December 31, 2000.


                                                                  June 30,                              December 31,
                                                                    2002               Change                2001
                                                                    ----               ------                ----
     Gross retained interests..........................      $      1,466,442     $      202,787   $        1,263,655
     Valuation allowance...............................              (744,205)          (206,706)            (537,499)
                                                             ----------------     --------------   ------------------

     Net retained interests............................      $        722,237     $       (3,919)  $          726,156
                                                             ================     ===============  ==================



                                                                  June 30,                                  December 31,
                                                                    2001              Change                    2000
                                                                    ----              ------                    ----
     Gross retained interests..........................      $      1,069,090     $       (954,591)  $        2,023,681
     Valuation allowance...............................              (568,084)              72,768             (640,852)
                                                             ----------------     ----------------   ------------------
     Net retained interest.............................      $        501,006     $       (881,823)  $        1,382,829
                                                             ================     ================   ==================


     Gross retained interests in loans securitized increased $202.8 million to $1.5 billion as of June 30, 2002, compared to $1.3 billion as of December 31, 2001. The increase is due to the sale of approximately $1.6 billion of receivables from Direct Merchants Bank to the Master Trust during the six months ended June 30, 2002. The $954.6 million decrease in gross retained interests during the six months ended June 30, 2001 was primarily due to the maturity of a securitization that was accounted for as a sale under SFAS 140. As a result, approximately $855 million of receivables that were classified as retained interests in loans securitized as of December 31, 2000 were classified as credit card loans as of June 30, 2001. During the six months ended June 30, 2002 the valuation allowance increased by $206.7 million primarily due to the higher gross retained interests and narrowing excess spreads in the Master Trust due to increasing default rates. The projected default rate increased from 18% as of December 31, 2001 to 20% as of June 30, 2002. The increase in the projected default rate is due to increased delinquencies in the Master Trust and the overall deterioration in the economy. The increase in the projected default rate caused an increase in the valuation allowance of approximately $140 million. The weighted average spread less default rate was 1% as of June 30, 2002, compared to 2% as of December 31, 2001. The $72.8 million decrease in the valuation adjustment during the six months ended June 30, 2001 primarily reflects lower gross retained interests.

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

     The Master Trust and the associated securitized debt provide for early amortization if certain events occur. These events are described in the applicable prospectus of each securitization transaction. The most significant events would be three consecutive months of less than zero percent excess spread or negative transferor's interest within the Master Trust. In addition, there are various triggers within our securitization agreements that, if met, would restrict the release of cash to us from the Master Trust. This restricted cash would provide additional security to the investors of the Master Trust. The triggers are related to the performance of the Master Trust, specifically the amount of net excess spread over a one- to three-month period. As of June 30, 2002, we have not met any triggers in our securitization agreements and, therefore, no cash has been restricted.

     Our equity as a percent of managed assets was 9.3% as of June 30, 2002 versus 9.4% as of December 31, 2001. We have historically retained cash flow generated from earnings (versus declaring larger dividends) to provide additional equity and liquidity to fund future receivables growth. In addition, stock incentive plans provide us with a source of equity and liquidity.

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

Selected Operating Data - Managed Basis

     We analyze the Company's financial performance on a managed loan portfolio basis. On a managed basis, the balance sheet and income statement includes other investor's interests in securitized loans that are not assets of the Company, thereby reversing the effects of sale accounting under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". We believe this information is meaningful to the reader of the financial statements. We service receivables that have been securitized and sold and own the right to the cash flows from those sold receivables in excess of interest payments due to security holders.

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
                                               ===================   =========  ==================     =========

                                                                       Six Months Ended
                                                                           June 30,
                                                                           --------
                                                            2002                              2001
                                                            ----                              ----
Average balances:
Total managed loan portfolio..                 $        11,883,342        100%  $        9,625,357          100%
                                               ===================   =========  ==================     =========

Net charge offs...............                 $           825,961       14.0%  $          513,486         10.8%
                                               ===================   =========  ==================     =========

     The 190-basis-point increase in the managed delinquency rates over June 30, 2001 primarily reflects various factors, including a deterioration in the economy, seasoning in the loan portfolio and the impact of our 2001 credit line increase program. The credit line increase program added pressure to our customers due to increased average outstanding balances, which require higher monthly payments. This, along with a deteriorating economy, has made our collection efforts more difficult, resulting in higher delinquencies. The increase in charge off ratios for the three- and six-month periods ended June 30, 2002 primarily reflects a slowdown in loan growth, deterioration in the economy and the previously discussed credit line increase program.

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

     Net interest income consists primarily of interest earned on our credit card loans less interest expense on borrowings to fund the loans. Managed net interest income for the three months ended June 30, 2002 was $428.9 million, compared to $355.4 million for the same period in 2001. For the six months ended June 30, 2002, managed net interest income was $867.1 million compared to $681.9 million for the same period in 2001. The increase in net interest income is primarily due to the $2.2 billion and $2.3 billion increases in managed average interest-earning assets for the three- and six-month periods ended June 30, 2002, compared to the same periods in 2001.

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

     On April 16, 2002, Direct Merchants Bank entered into an agreement with the OCC to strengthen the safety and soundness of Direct Merchants Bank's operations. For further information, see "Regulatory Matters" on page 36 of this Report.

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

     (a)  Exhibits:

          11   Computation of Earnings Per Share.

          99.1 Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

          99.2 Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

     (b) Reports on Form 8-K: On April 17, 2002, we filed a Current Report on Form 8-K to report that our wholly-owned subsidiary, Direct Merchants Credit Card Bank, N.A., had entered into an agreement on April 16, 2002 with the Office of the Comptroller of the Currency, the agency that regulates the Bank, to strengthen certain aspects of the safety and soundness of the Bank's operations. We filed an amendment to that current report on Form 8-K on October 22, 2002. See Part 2, Item 1, "Legal Proceedings" on page 41.

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