Form 10-Q
period 2002-09-30
METRIS COMPANIES INC
filed 2002-11-15
CIK 1021061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                                   (Mark One)


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

      For the quarterly period ended                     September 30, 2002

                                  or

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

                    Yes   X                         No _____
                        -----

As of October 31, 2002, 57,623,488 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


--------------------------------------------------------------------------------

                               September 30, 2002

                                                                            Page

PART I.           FINANCIAL INFORMATION


     Item 1.      Consolidated Financial Statements (unaudited):
                         Consolidated Balance Sheets..........................3
                         Consolidated Statements of Income....................4
                         Consolidated Statements of Changes in
                                  Stockholders' Equity........................6
                         Consolidated Statements of Cash Flows................7
                         Notes to Consolidated Financial Statements...........8

     Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations ..........................................23

     Item 3.      Quantitative and Qualitative Disclosures
                         About Market Risk....................................42

     Item 4.      Controls and Procedures.....................................43



PART II. OTHER INFORMATION


         Item 1.      Legal Proceedings.......................................44

         Item 2.      Changes in Securities...................................45

         Item 3.      Defaults Upon Senior Securities.........................45

         Item 4.      Submission of Matters to a Vote of Security Holders.....45

         Item 5.      Other Information.......................................45

         Item 6.      Exhibits and Reports on Form 8-K........................45

                      Signatures      ........................................46

                          Part I. Financial Information


ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per-share data) (Unaudited)

                                                                                September 30,   December 31,
                                                                                     2002           2001
                                                                                -------------   ------------
Assets:
Cash and due from banks ......................................................   $    93,662    $   109,812
Federal funds sold ...........................................................       116,000        243,772
Short-term investments .......................................................       881,017        134,502
                                                                                 -----------    -----------
Cash and cash equivalents ....................................................     1,090,679        488,086
                                                                                 -----------    -----------
Retained interests in loans securitized ......................................     1,581,886      1,263,655
Less:  Valuation allowance ...................................................       929,585        537,499
                                                                                 -----------    -----------
Net retained interests in loans securitized ..................................       652,301        726,156
                                                                                 -----------    -----------
Credit card loans ............................................................       753,414      2,746,656
Less:  Allowance for loan losses .............................................       120,968        410,159
                                                                                 -----------    -----------
Net credit card loans ........................................................       632,446      2,336,497
                                                                                 -----------    -----------
Property and equipment, net ..................................................       102,489        114,913
Purchased portfolio premium, net .............................................        71,369         94,793
Other receivables due from credit card
   securitizations, net ......................................................       123,211        179,868
Other assets .................................................................       228,536        288,373
                                                                                 -----------    -----------
     Total assets ............................................................   $ 2,901,031    $ 4,228,686
                                                                                 ===========    ===========
Liabilities:
Deposits .....................................................................   $ 1,099,229    $ 2,058,008
Debt .........................................................................       356,118        647,904
Accounts payable .............................................................        82,036         83,475
Deferred income ..............................................................       178,540        215,031
Accrued expenses and other liabilities .......................................        70,996         82,313
                                                                                 -----------    -----------
     Total liabilities .......................................................     1,786,919      3,086,731
                                                                                 -----------    -----------
Stockholders' Equity:
Convertible preferred stock - Series C,
     par value $.01 per share; 10,000,000
     shares authorized, 1,130,647 and
     1,057,638 shares issued and outstanding,
     respectively ............................................................       421,166        393,970
Common stock, par value $.01 per share;
     300,000,000 shares authorized, 64,627,008 and
     64,224,878 shares issued, respectively ..................................           646            642
Paid-in capital ..............................................................       236,058        232,413
Unearned compensation ........................................................        (4,589)        (4,980)
Treasury stock - 6,553,300 and 806,300
     shares, respectively ....................................................       (56,731)       (13,014)
Retained earnings ............................................................       517,562        532,924
                                                                                 -----------    -----------
     Total stockholders' equity ..............................................     1,114,112      1,141,955
                                                                                 -----------    -----------
     Total liabilities and stockholders'
         equity ..............................................................   $ 2,901,031    $ 4,228,686
                                                                                 ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except earnings per-share data) (Unaudited)


                                                                   Three Months Ended        Nine Months Ended
                                                                     September 30,             September 30,
                                                                     -------------             -------------
                                                                   2002         2001         2002          2001
                                                                   ----         ----         ----          ----
Interest Income:
Credit card loans and retained
     interests in loans securitized ..........................   $ 108,508    $ 175,330    $ 395,481    $ 507,554
Federal funds sold ...........................................         145          364          369        3,004
Other ........................................................       3,838        3,513        7,401       10,585
                                                                 ---------    ---------    ---------    ---------
Total interest income ........................................     112,491      179,207      403,251      521,143
Deposit interest expense .....................................      14,453       31,427       56,441      100,986
Other interest expense .......................................       8,799       10,721       25,931       33,310
                                                                 ---------    ---------    ---------    ---------
Total interest expense .......................................      23,252       42,148       82,372      134,296
                                                                 ---------    ---------    ---------    ---------
Net Interest Income ..........................................      89,239      137,059      320,879      386,847
Provision for loan losses ....................................     138,197      116,513      445,378      318,924
                                                                 ---------    ---------    ---------    ---------
Net Interest (Expense) Income After
     Provision for Loan Losses ..........................          (48,958)      20,546     (124,499)      67,923
                                                                 ---------    ---------    ---------    ---------

Other Operating Income:
Net securitization and credit card
     servicing income ........................................      81,552      119,485      255,338      326,289
Credit card fees, interchange and
     other credit card income ................................      41,350       77,527      162,546      215,196
Enhancement services revenues ................................      99,617       86,168      290,262      247,332
                                                                 ---------    ---------    ---------    ---------
                                                                   222,519      283,180      708,146      788,817
                                                                 ---------    ---------    ---------    ---------
Other Operating Expense:
Credit card account and other product
     solicitation and marketing expenses .....................      48,824       42,354      145,569      134,600
Employee compensation ........................................      51,875       61,105      162,788      171,956
Data processing services and
     communications .........................................       20,054       23,095       63,155       67,615
Enhancement services claims expense ..........................      13,146       10,506       40,270       25,435
Credit card fraud losses .....................................       1,981        2,575        7,162        7,426
Purchased portfolio premium
     amortization ............................................       7,232        7,132       23,430       22,378
Other ........................................................      32,624       42,609      117,274      120,119
                                                                 ---------    ---------    ---------    ---------
                                                                   175,736      189,376      559,648      549,529
                                                                 ---------    ---------    ---------    ---------
(Loss) Income Before Income Taxes and
     Cumulative Effect of Accounting
     Change ..................................................      (2,175)     114,350       23,999      307,211
Income taxes .................................................        (848)      43,614        9,360      117,662
                                                                 ---------    ---------    ---------    ---------
(Loss) Income Before Cumulative Effect
      of Accounting Change ...................................      (1,327)      70,736       14,639      189,549
Cumulative effect of accounting change
      (net of income taxes of $9,000) ........................          --           --           --       14,499
                                                                 ---------    ---------    ---------    ---------
Net (Loss) Income ............................................      (1,327)      70,736       14,639      175,050
Convertible preferred stock
      dividends-Series C .....................................       9,605        8,788       28,187       25,784
                                                                 ---------    ---------    ---------    ---------
Net (Loss) Income Applicable to Common
      Stockholders ...........................................   $ (10,932)   $  61,948    $ (13,548)   $ 149,266
                                                                 =========    =========    =========    =========



                                                                         Three Months Ended             Nine Months Ended
                                                                            September 30,                 September 30,
                                                                            -------------                 -------------
                                                                        2002              2001         2002           2001
                                                                        ----              ----         ----           ----
(Loss) earnings per share:
     Basic-(loss) income before
         cumulative effect of accounting
         change .................................................   $      (0.19)  $       0.72   $      (0.22)  $       1.94
     Basic-cumulative effect of
         accounting change ......................................           --             --             --            (0.15)
     Basic-net (loss) income ....................................          (0.19)          0.72          (0.22)          1.79
     Diluted-(loss) income before
         cumulative effect of accounting
         change .................................................          (0.19)          0.70          (0.22)          1.90
     Diluted-cumulative effect of
         accounting change ......................................           --             --             --            (0.15)
     Diluted-net (loss) income ..................................          (0.19)          0.70          (0.22)          1.75

Shares used to compute earnings per
   share:
     Basic ......................................................         58,311         98,846         60,653         97,731
     Diluted ....................................................         58,311        101,026         60,653         99,808

Dividends declared per common share .............................   $      0.010   $      0.010   $      0.030   $      0.030

          See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands) (Unaudited)


                                                                                                                           Total
                                  Number of Shares  Preferred  Common     Paid-in     Unearned   Treasury    Retained  Stockholders'
                                  Preferred Common    Stock     Stock     Capital   Compensation   Stock     Earnings      Equity
                                ----------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000 ..      968   62,243  $ 360,421   $    622   $ 198,077   $     --   $      --   $ 324,433  $   883,553
     Net income ...............       --       --         --         --          --         --          --     175,050      175,050
     Cash dividends ...........       --       --         --         --          --         --          --      (2,798)      (2,798)
     Preferred dividends in
         kind - Series C ......       66       --     24,880         --          --         --          --     (24,880)          --
     Issuance of common stock
         under employee
         benefit plans ........       --    1,411         --         14      26,115         --          --          --       26,129

     Deferred compensation
         obligations ..........       --      422         --          5       5,429     (7,127)         --          --       (1,693)
     Amortization of
         restricted stock .....       --       --         --         --          --      2,704          --          --        2,704
                                -------- --------  ---------   --------   ---------   --------   ---------   ---------  -----------
BALANCE AT SEPTEMBER 30, 2001 .    1,034   64,076  $ 385,301   $    641   $ 229,621   $ (4,423)  $      --   $ 471,805  $ 1,082,945
                                ======== ========  =========   ========   =========   ========   =========   =========  ===========


BALANCE AT DECEMBER 31, 2001 ..    1,058   63,419  $ 393,970   $    642   $ 232,413   $ (4,980)  $ (13,014)  $ 532,924  $ 1,141,955
     Net income ...............       --       --         --         --          --         --          --      14,639       14,639
     Cash dividends ...........       --       --         --         --          --         --          --      (2,805)      (2,805)
     Common stock repurchased         --   (5,747)        --         --          --         --     (43,717)         --      (43,717)
     Preferred dividends in
         kind - Series C ......       73       --     27,196         --          --         --          --     (27,196)          --
     Issuance of common stock
         under employee
         benefit plans ........       --      326         --          3       2,678         --          --          --        2,681
     Deferred compensation
         obligations ..........       --       76         --          1         967       (968)         --          --           --
     Amortization of
         restricted stock .....       --       --         --         --          --      1,359          --          --        1,359
                                -------- --------  ---------   --------   ---------   --------   ---------   ---------  -----------
BALANCE AT SEPTEMBER 30, 2002 .    1,131   58,074  $ 421,166   $    646   $ 236,058   $ (4,589)  $ (56,731)  $ 517,562  $ 1,114,112
                                ======== ========  =========   ========   =========   ========   =========   =========  ===========

          See accompanying Notes to Consolidated Financial Statements.



METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                   2002             2001
                                                                                -----------    -----------
Operating Activities:
Net income ..................................................................   $    14,639    $   175,050
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of accounting change .................................            --         14,499
     Depreciation and amortization ..........................................        78,775         72,313
     Provision for loan losses ..............................................       445,378        318,924
     Retained interests valuation income ....................................       (89,300)       (40,966)
     Loss on derivative financial instruments ...............................        16,835          3,968
     Changes in operating assets and liabilities, net:
         Other receivables due from credit card
              securitizations ...............................................        39,822           (179)
         Accounts payable and accrued expenses ..............................       (12,756)        50,871
         Deferred income ....................................................       (36,491)       (33,812)
         Other ..............................................................        23,876         33,567
                                                                                -----------    -----------
Net cash provided by operating activities ...................................       480,778        594,235
                                                                                -----------    -----------
Investing Activities:
Net proceeds from sales and repayments of
     securitized loans ......................................................       163,155        791,794
Net loans collected (originated) ............................................     1,258,673     (1,474,079)
Credit card portfolio acquisitions ..........................................            --       (157,640)
Additions to property and equipment .........................................        (5,607)        (6,506)
                                                                                -----------    -----------
Net cash provided by (used in) investing
     activities .............................................................     1,416,221       (846,431)
                                                                                -----------    -----------
Financing Activities:
(Decrease) increase in debt .................................................      (291,786)        95,405
(Decrease) increase in deposits .............................................      (958,779)        29,339
Cash dividends paid .........................................................        (2,805)        (2,798)
Issuance of common stock ....................................................         2,681         24,436
Repurchase of common stock ..................................................       (43,717)            --
                                                                                -----------    -----------
Net cash (used in) provided by financing
     activities .............................................................    (1,294,406)       146,382
                                                                                -----------    -----------
Net increase (decrease) in cash and cash equivalents ........................       602,593       (105,814)
Cash and cash equivalents at beginning of period ............................       488,086        521,440
                                                                                -----------    -----------
Cash and cash equivalents at end of period ..................................   $ 1,090,679    $   415,626
                                                                                ===========    ===========
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
     Interest ...............................................................   $    87,025    $   129,220
     Income taxes ...........................................................       (15,551)        25,801
Tax benefit from employee stock option
     exercises ..............................................................           174          8,689

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

Pervasiveness of Estimates

     We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates is our determination of the adequacy of the allowance for loan losses and our determination of the fair value of retained interests from assets securitized. The significant factors susceptible to future change that have an impact on these estimates include default rates, net interest spreads, liquidity and overall economic conditions. As a result, the actual losses in our loan portfolio and the fair value of our retained interests as of September 30, 2002 and December 31, 2001 could materially differ from these estimates.

NOTE 2 - EARNINGS PER SHARE

     The following table presents the computation of basic and diluted weighted-average shares used in the per-share calculations:

                                                                Three Months Ended       Nine Months Ended
                                                                   September 30,           September 30,
                                                                 2002        2001        2002         2001
(In thousands)
(Loss) income before cumulative effect
     of accounting change .................................   $  (1,327)   $  70,736   $  14,639    $ 189,549
Preferred dividends - Series C ............................       9,605        8,788      28,187       25,784
                                                              ---------    ---------   ---------    ---------
Net (loss) income applicable to common
     stockholders before cumulative effect
     of accounting change .................................     (10,932)      61,948     (13,548)     163,765
Cumulative effect of accounting change,
     net ..................................................        --           --          --         14,499
                                                              ---------    ---------   ---------    ---------
Net (loss) income applicable to common
     stockholders .........................................   $ (10,932)   $  61,948   $ (13,548)   $ 149,266
                                                              =========    =========   =========    =========
Weighted-average common shares
     outstanding ..........................................      58,311       63,588      60,653       62,898
Adjustments for dilutive securities:
Assumed conversion of convertible
     preferred stock (1) ..................................        --         35,258        --         34,833
                                                              ---------    ---------   ---------    ---------
Basic common shares .......................................      58,311       98,846      60,653       97,731
Assumed exercise of outstanding stock
     options (1) ..........................................        --          2,180        --          2,077
                                                              ---------    ---------   ---------    ---------
Diluted common shares .....................................      58,311      101,026      60,653       99,808
                                                              =========    =========   =========    =========

(1) In accordance with SFAS 128, the earnings per share calculations for the three- and nine-month periods ended September 30, 2002 exclude the assumed conversion of the convertible preferred stock and the outstanding stock options as they are anti-dilutive.

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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is as follows:

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                         -------------          -------------
                                      2002         2001        2002         2001
                                      ----         ----        ----         ----

Balance at beginning of period .   $ 275,279    $ 258,057    $ 410,159    $ 123,123
Allowance related to assets
  acquired, net ................        --          6,063         --          6,063
Allowance transferred to the
    retained interests valuation
    allowance ..................    (208,102)     (37,059)    (481,386)       3,733
Provision for loan losses ......     138,197      116,513      445,378      318,924
Loans charged off (1) ..........     (91,509)     (72,602)    (271,995)    (190,231)
Recoveries .....................       7,103       12,397       18,812       21,757
                                   ---------    ---------    ---------    ---------
Net loans charged off ..........     (84,406)     (60,205)    (253,183)    (168,474)
                                   ---------    ---------    ---------    ---------
Balance at end of period .......   $ 120,968    $ 283,369    $ 120,968    $ 283,369
                                   =========    =========    =========    =========

(1) Loans charged off for the three-month and nine-month periods ended September 30, 2002 include $41.5 million related to the sale of $47 million of receivables.

     As of September 30, 2002, we had $2.9 million in credit card loans classified as non-accrual, compared to $1.3 million in credit card loans classified as non-accrual as of December 31, 2001. As of September 30, 2001, we had no credit card loans classified as non-accrual. Credit card loans contractually 90 or more days past due and still accruing interest amounted to $13.2 million as of September 30, 2002, $122.3 million as of December 31, 2001, and $120.7 million as of September 30, 2001.

     During the three- and nine-month periods ended September 30, 2002, we transferred $208.1 million and $481.4 million of allowance for loan losses, respectively, to the valuation allowance for retained interests in loans securitized. This transfer was primarily due to the sale of approximately $2.3 billion of receivables from Direct Merchants Bank to the Metris Master Trust ("Master Trust") during the nine months ended September 30, 2002, causing a decrease in the credit card portfolio and growth in gross retained interests. During the three-month period ended September 30, 2001, we transferred $37.1 million of allowance for loan losses to the valuation allowance for retained interests in loans securitized. This transfer was due to growth in gross retained interests. During the nine month period ended September 30, 2001, we transferred $3.7 million of valuation allowance for retained interests in loans securitized to allowance for loan losses. This transfer was primarily due to the maturity of a bank conduit that was accounted for as a sale under SFAS 140 in the second quarter of 2001 partially offset by the sale of receivables from Direct Merchants Bank to the Master Trust.


NOTE 5 - RETAINED INTERESTS IN LOANS SECURITIZED

     Activity in retained interests is as follows:

                           September 30,                December 31,
                               2002          Change         2001
                               ----          ------         ----

Gross retained interests   $ 1,581,886    $   318,231    $ 1,263,655
Valuation allowance ....      (929,585)      (392,086)      (537,499)
                           -----------    -----------    -----------
Net retained interests .   $   652,301    $   (73,855)   $   726,156
                           ===========    ===========    ===========

                           September 30,                 December 31,
                               2001          Change          2000
                               ----          ------          ----

Gross retained interests   $ 1,228,154    $  (795,527)   $ 2,023,681
Valuation allowance ....      (596,153)        44,699       (640,852)
                           -----------    -----------    -----------
Net retained interests .   $   632,001    $  (750,828)   $ 1,382,829
                           ===========    ===========    ===========


     Activity in the valuation allowance on retained interests in loans securitized is as follows:


                                      Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                        -------------            -------------
                                      2002         2001         2002          2001
                                      ----         ----         ----          ----
Balance at beginning of period .   $ 744,205    $ 568,084    $ 537,499    $ 640,852
Transfers from the allowance for
  loan losses ..................     208,102       37,059      481,386       (3,733)
Retained interests valuation
  income .......................     (22,722)      (8,990)     (89,300)     (40,966)
                                   ---------    ---------    ---------    ---------
Balance at end of period .......   $ 929,585    $ 596,153    $ 929,585    $ 596,153
                                   =========    =========    =========    =========

     Gross retained interests in loans securitized increased $318.2 million to $1.6 billion as of September 30, 2002, compared to $1.3 billion as of December 31, 2001. The increase is due to the sale of approximately $2.3 billion of receivables from Direct Merchants Bank to the Master Trust during the nine months ended September 30, 2002. The $795.5 million decrease in gross retained interests during the nine months ended September 30, 2001 was due primarily to the maturity of a securitization that was accounted for as a sale under SFAS
140. As a result, approximately $855 million of receivables that were classified as retained interests in loans securitized as of December 31, 2000 were classified as credit card loans as of September 30, 2001. During the nine months ended September 30, 2002 the valuation allowance increased by $392.1 million due primarily to the higher gross retained interests and narrowing excess spreads in the Master Trust due to increasing default rates. The projected default rate increased from 18% as of December 31, 2001 to 21% as of September 30, 2002. The increase in the projected default rate is due to increased delinquencies in the Master Trust caused by the overall deterioration in the economy and our 2001 credit line increase program which added pressure to some of our customers due to increased average outstanding balances which require higher monthly payments. The increase in the projected default rate accounted for an approximate $250 million increase in the valuation allowance. The $44.7 million decrease in the valuation allowance during the nine months ended September 30, 2001 primarily reflects lower gross retained interests.

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


                                     Three Months Ended September 30, 2002
                                     -------------------------------------

                     Consumer
                      Lending        Enhancement    Securitization     Other
                     Products         Services      Adjustments(a)  Adjustments(b)   Consolidated
                     --------         --------      --------------  --------------   ------------

Interest income .  $   534,340      $        65      $  (421,849)   $       (65)      $   112,491
Interest
    expense .....       80,069               --          (56,752)           (65)           23,252
                   -----------      -----------      -----------    -----------       -----------
  Net interest
    income ......      454,271               65         (365,097)            --            89,239

Other revenue ...      139,539           99,617          (16,637)            --           222,519
Total revenue ...      593,810           99,682         (381,734)            --           311,758

Income before
    income taxes .      51,744(c)        57,867(c)            --       (111,786)           (2,175)

Total assets ....  $10,819,140      $   135,201      $(9,243,689)   $ 1,190,379(d)    $ 2,901,031


                                     Three Months Ended September 30, 2001
                                     -------------------------------------

                     Consumer
                      Lending       Enhancement      Securitization     Other
                     Products        Services        Adjustments(a) Adjustments(b)   Consolidated
                     --------        --------        -------------- --------------   ------------


Interest income ... $   514,818      $     2,970      $  (335,611)   $    (2,970)      $   179,207
Interest expense ..     122,539               --          (77,421)        (2,970)           42,148
                    -----------      -----------      -----------    -----------       -----------

  Net interest
    income .......      392,279            2,970         (258,190)            --           137,059

Other revenue ....      155,875           86,168           41,137             --           283,180
Total revenue ....      548,154           89,138         (217,053)            --           420,239

Income before
    income taxes .     191,515(c)        56,776(c)            --       (133,941)          114,350

Total assets .....  $10,583,562      $  145,857       $(7,162,158)   $   509,959(d)    $ 4,077,220



                                     Nine Months Ended September 30, 2002
                                     ------------------------------------

                      Consumer
                       Lending        Enhancement     Securitization     Other
                      Products         Services       Adjustments(a)  Adjustments(b)   Consolidated
                      --------         --------       --------------  --------------   ------------

Interest income ...  $ 1,570,839      $     2,442      $(1,167,588)   $    (2,442)      $   403,251
Interest expense ..      251,797               --         (166,983)        (2,442)           82,372
                     -----------      -----------      -----------    -----------       -----------

  Net interest
    income ........    1,319,042            2,442       (1,000,605)            --           320,879

Other revenue .....      389,619          290,262           28,265             --           708,146
Total revenue .....    1,708,661          292,704         (972,340)            --         1,029,025

Income before
    income taxes ...     213,295(c)       177,351(c)            --       (366,647)           23,999

Total assets ......  $10,819,140      $   135,201      $(9,243,689)   $ 1,190,379(d)    $ 2,901,031



                                             Nine Months Ended September 30, 2001
                                             ------------------------------------

                             Consumer
                             Lending        Enhancement     Securitization     Other
                             Products         Services       Adjustments(a)  Adjustments(b)  Consolidated
                             --------         --------       --------------  --------------  ------------


Interest income ........   $ 1,463,178      $     9,792      $  (942,035)   $    (9,792)      $   521,143
Interest expense .......       395,830               --         (251,742)        (9,792)          134,296
                           -----------      -----------      -----------    -----------       -----------

  Net interest
    income .............     1,067,348            9,792         (690,293)            --           386,847

Other revenue ..........       441,486          247,332           99,999             --           788,817
Total revenue ..........     1,508,834          257,124         (590,294)            --         1,175,664

Income before
    income taxes and
    cumulative effect of
    accounting change ..       522,766(c)       166,513(c)            --       (382,068)          307,211

Total assets ...........   $10,583,562      $   145,857      $(7,162,158)   $   509,959(d)    $ 4,077,220


(a) This column reflects adjustments to the Company's internal financial statements, which are prepared on a managed basis, to eliminate investors' interests in securitized loans.

(b) The other adjustments column includes: intercompany eliminations and amounts not allocated to segments.

(c) Income before income taxes (and cumulative effect of accounting change) includes intercompany commissions paid by the enhancement services segment to the consumer lending products segment for successful marketing efforts to consumer lending products credit card accountholders of $4.4 million for the three months ended September 30, 2002, $2.6 million for the three months ended September 30, 2001, $10.7 million for the nine months ended September 30, 2002 and $8.8 million for the nine months ended September 30, 2001.

(d) Total assets include the assets attributable to corporate functions not allocated to operating segments and the removal of investors interests in securitized loans to present total assets on an owned basis.

NOTE 7 - STOCKHOLDERS' EQUITY

     On February 6, 2001, the Board of Directors authorized a stock repurchase program of up to $200 million of our outstanding common stock over a period ending December 31, 2002. For the nine months ended September 30, 2002, 5,747,000 common shares had been repurchased under the program for $43.7 million. Subsequent to September 30, 2002, we repurchased an additional 502,000 common shares for $1.6 million. The amount of common shares we can repurchase in a calendar year is limited under various debt agreements. In 2002, the Company may repurchase up to an additional $49 million of common shares.

     The purpose of the Metris Companies Inc. stock repurchase program is to purchase outstanding stock for later reissuance under its stock option and employee benefit plans or potential acquisition opportunities. During the first nine months of 2002 and 2001, the Company issued 326,000 and 1,411,000 shares of common stock, respectively, under its employee benefit plans for net cash proceeds of $2.7 million and $26.1 million, respectively.


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


                              METRIS COMPANIES INC.
                    Supplemental Consolidating Balance Sheets
                               September 30, 2002
                             (Dollars in thousands)
                                    Unaudited

                                                Metris      Guarantor     Non-Guarantor
                                            Companies Inc.  Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                            --------------  ------------   ------------   ------------   ------------
Assets:
Cash and cash equivalents ................   $   197,611    $     1,982    $   891,086    $        --    $ 1,090,679
Net retained interests in loans
   securitized ...........................            --             --        652,301             --        652,301
Net credit card loans ....................         2,121             --        630,325             --        632,446
Property and equipment, net ..............            --         68,656         33,833             --        102,489
Purchased portfolio premium, net
                                                     248             --         71,121             --         71,369
Other receivables due from credit card
   securitizations, net ..................             7             --        123,204             --        123,211
Other assets .............................       (14,613)        16,364        235,925         (9,140)       228,536
Investment in subsidiaries ...............     1,930,861      1,807,568             --     (3,738,429)            --
                                             -----------    -----------    -----------    -----------    -----------
Total assets .............................   $ 2,116,235    $ 1,894,570    $ 2,637,795    $(3,747,569)   $ 2,901,031
                                             ===========    ===========    ===========    ===========    ===========

Liabilities:
Deposits .................................   $    (1,000)   $        --    $ 1,100,229    $        --    $ 1,099,229
Debt .....................................       346,597             --          9,521             --        356,118
Accounts payable .........................         4,729         31,242         53,426         (7,361)        82,036
Deferred income ..........................            36         19,026        162,213         (2,735)       178,540
Accrued expenses and other
    liabilities ..........................       651,761        (86,559)      (495,162)           956         70,996
                                             -----------    -----------    -----------    -----------    -----------
Total liabilities ........................     1,002,123        (36,291)       830,227         (9,140)     1,786,919
                                             -----------    -----------    -----------    -----------    -----------
Total stockholders' equity ...............     1,114,112      1,930,861      1,807,568     (3,738,429)     1,114,112
                                             -----------    -----------    -----------    -----------    -----------
Total liabilities and
     stockholders' equity ................   $ 2,116,235    $ 1,894,570    $ 2,637,795    $(3,747,569)   $ 2,901,031
                                             ===========    ===========    ===========    ===========    ===========


                              METRIS COMPANIES INC.
                    Supplemental Consolidating Balance Sheets
                                December 31, 2001
                             (Dollars in thousands)
                                    Unaudited

                                                 Metris       Guarantor     Non-Guarantor
                                             Companies Inc.  Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                             --------------  ------------   ------------   ------------  ------------
Assets:
Cash and cash equivalents .................   $    17,613    $     1,505    $   468,968    $        --   $   488,086
Net retained interests in
   loans securitized ......................            --             --        726,156             --       726,156
Credit card loans, net of
   allowance ..............................         1,646             --      2,334,851             --     2,336,497
Property and equipment, net ...............            --         78,425         36,488             --       114,913
Purchased portfolio premium ...............           248             --         94,545             --        94,793
Other receivables due from
   credit card
   securitizations, net ...................            34            644        179,190             --       179,868
Other assets ..............................       (21,776)        55,731        260,676         (6,258)      288,373
Investment in subsidiaries ................     1,900,528      1,745,701             --     (3,646,229)           --
                                              -----------    -----------    -----------    -----------   -----------

Total assets ..............................   $ 1,898,293    $ 1,882,006    $ 4,100,874    $(3,652,487)  $ 4,228,686
                                              ===========    ===========    ===========    ===========   ===========

Liabilities:
Deposits ..................................   $    (1,000)   $        --    $ 2,059,008    $        --    $ 2,058,008
Debt ......................................       345,924            171        301,809             --        647,904
Accounts payable ..........................         3,070         15,461         68,073         (3,129)        83,475
Deferred income ...........................         3,270         30,615        184,275         (3,129)       215,031
Accrued expenses and other
   liabilities ............................       405,074        (64,769)      (257,992)            --         82,313
                                              -----------    -----------    -----------    -----------    -----------
Total liabilities .........................       756,338        (18,522)     2,355,173         (6,258)     3,086,731
                                              -----------    -----------    -----------    -----------    -----------
Total stockholders' equity ................     1,141,955      1,900,528      1,745,701     (3,646,229)     1,141,955
                                              -----------    -----------    -----------    -----------    -----------
Total liabilities and
   stockholders' equity ...................   $ 1,898,293    $ 1,882,006    $ 4,100,874    $(3,652,487)   $ 4,228,686
                                              ===========    ===========    ===========    ===========    ===========


                              METRIS COMPANIES INC.
                 Supplemental Consolidating Statements of Income
                      Three Months Ended September 30, 2002
                             (Dollars in thousands)
                                    Unaudited


                                               Metris       Guarantor     Non-Guarantor
                                           Companies Inc.  Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                           --------------  ------------   ------------   ------------  ------------

Net Interest (Expense)
   Income .................................  $ (10,526)     $     659      $  99,106      $      --      $  89,239
Provision for loan losses .................         37             --        133,535          4,625        138,197
                                             ---------      ---------      ---------      ---------      ---------
Net Interest (Expense)
   Income After Provision
   for Loan Losses ........................    (10,563)           659        (34,429)        (4,625)      (48,958)
                                             ---------      ---------      ---------      ---------      ---------
Other Operating Income:
Net securitization and
   credit card servicing
   income .................................     (2,903)            --         84,455             --         81,552
Credit card fees,
   interchange and other
   credit card income .....................        763         53,926         48,406        (61,745)        41,350
Enhancement services
   revenues ...............................         --          8,208         91,409             --         99,617
Intercompany allocations ..................         38         65,527         11,174        (76,739)            --
                                             ---------      ---------      ---------      ---------      ---------
                                                (2,102)       127,661        235,444       (138,484)       222,519
                                             ---------      ---------      ---------      ---------      ---------
Other Operating Expense:
Credit card account and
   other product
   solicitation and
   marketing expenses .....................         16         56,475         40,467        (48,134)        48,824
Employee compensation .....................         --         46,278          5,597             --         51,875
Data processing services
   and communications .....................          8        (24,642)        48,442         (3,754)        20,054
Enhancement services claims
   expense ................................         --            478         12,668             --         13,146
Credit card fraud losses ..................         51             --          1,930             --          1,981
Purchased portfolio premium
 amortization .............................         --             --          7,925           (693)         7,232
Other .....................................         38         26,890          6,899         (1,203)        32,624
Intercompany allocations ..................         16         25,554         51,169        (76,739)            --
                                             ---------      ---------      ---------      ---------      ---------
                                                   129        131,033        175,097       (130,523)       175,736
                                             ---------      ---------      ---------      ---------      ---------
(Loss) Income Before Income Taxes and
   Equity in Income of Subsidiaries .......    (12,794)        (2,713)        25,918        (12,586)        (2,175)
Income taxes ..............................     (4,989)        (1,058)        10,108         (4,909)          (848)
Equity in income of
   subsidiaries ...........................      6,478          8,133             --        (14,611)            --
                                             ---------      ---------      ---------      ---------      ---------
Net (Loss) Income .........................  $  (1,327)     $   6,478      $  15,810      $ (22,288)     $  (1,327)
                                             =========      =========      =========      =========      =========


                              METRIS COMPANIES INC.
                 Supplemental Consolidating Statements of Income
                      Three Months Ended September 30, 2001
                             (Dollars in thousands)
                                    Unaudited

                                                Metris       Guarantor    Non-Guarantor
                                            Companies Inc.  Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                            --------------  ------------  ------------   ------------   ------------

Net Interest Income
   (Expense) ..............................   $  62,939      $  (1,962)    $  76,082      $      --      $ 137,059
Provision for loan losses .................         874             --       115,639             --        116,513
                                              ---------      ---------     ---------      ---------      ---------
Net Interest Expense After
   Provision for Loan Losses ..............      62,065         (1,962)      (39,557)            --         20,546
                                              ---------      ---------     ---------      ---------      ---------
Other Operating Income:
Net securitization and
   credit card servicing
   income .................................      (3,774)            --       123,259             --        119,485
Credit card fees,
   interchange and other
   credit card income .....................       4,539         12,060        60,928             --         77,527
Enhancement services
   revenues ...............................          --         11,885        74,283             --         86,168
Intercompany allocations ..................          11        121,492      (121,503)            --             --
                                              ---------      ---------     ---------      ---------      ---------
                                                    776        145,437       136,967             --        283,180
                                              ---------      ---------     ---------      ---------      ---------
Other Operating Expense:
Credit card account and
   other product
   solicitation and
   marketing expenses .....................          --           (969)       43,323             --         42,354
Employee compensation .....................         356         54,023         6,726             --         61,105
Data processing services
   and communications .....................          --        (16,892)       39,987             --         23,095
Enhancement services claims
   expense ................................          --            330        10,176             --         10,506
Credit card fraud losses ..................           1              5         2,569             --          2,575
Purchased portfolio premium
   amortization ...........................          --             --         7,132             --          7,132
Other .....................................          37         39,784         2,788             --         42,609
                                              ---------      ---------     ---------      ---------      ---------
                                                    394         76,281       112,701             --        189,376
                                              ---------      ---------     ---------      ---------      ---------
Income (Loss) Before Income
   Taxes and Equity in
   Income of Subsidiaries .................      62,447         67,194       (15,291)            --        114,350
Income taxes ..............................      23,918         27,653        (7,957)            --         43,614
Equity in income of
   subsidiaries ...........................      32,207         (7,334)           --        (24,873)            --
                                              ---------      ---------     ---------      ---------      ---------
Net Income (Loss) ......................      $  70,736      $  32,207     $  (7,334)     $ (24,873)     $  70,736
                                              =========      =========     =========      =========      =========



                              METRIS COMPANIES INC.
                 Supplemental Consolidating Statements of Income
                      Nine Months Ended September 30, 2002
                             (Dollars in thousands)
                                    Unaudited


                                            Metris        Guarantor      Non-Guarantor
                                         Companies Inc.  Subsidiaries     Subsidiaries   Eliminations     Consolidated
                                         --------------  ------------     ------------   ------------     ------------

Net Interest (Expense)
   Income .............................   $ (19,025)      $    (357)       $ 340,261      $       --         $ 320,879
Provision for loan losses .............        (695)             --          391,448          54,625           445,378
                                          ---------       ---------        ---------      ----------         ---------
Net Interest (Expense)
   Income After Provision
   for Loan Losses ....................     (18,330)           (357)         (51,187)        (54,625)         (124,499)
                                          ---------       ---------        ---------      -----------        ---------
Other Operating Income:
Net securitization and
   credit card servicing
   income .............................      (4,645)             --          259,983              --           255,338
Credit card fees,
   interchange and other
   credit card income .................       1,216          67,645          166,564         (72,879)          162,546
Enhancement services
   revenues ...........................          --          27,034          263,228              --           290,262
Intercompany allocations ..............         109         190,794           35,961        (226,864)               --
                                          ---------       ---------        ---------      ----------        ----------
                                             (3,320)        285,473          725,736        (299,743)          708,146
                                          ---------       ---------        ---------      -----------       ----------
Other Operating Expense:
Credit card account and
   other product
   solicitation and
   marketing expenses .................          16          63,729          130,012         (48,188)          145,569
Employee compensation .................      (1,101)        141,199           22,690              --           162,788
Data processing services
   and communications .................          44         (68,013)         136,672          (5,548)           63,155
Enhancement services claims
   expense ............................          --             978           39,292              --            40,270
Credit card fraud losses ..............         178              --            6,984              --             7,162
Purchased portfolio premium
 amortization .........................          --              --           25,855          (2,425)           23,430
Other .................................         (72)        101,499           25,239          (9,392)          117,274
Intercompany allocations ..............          62          67,142          159,660        (226,864)               --
                                          ---------       ---------        ---------      ----------        ----------
                                               (873)        306,534          546,404        (292,417)          559,648
                                          ---------       ----------       ---------      ----------        ----------
(Loss) Income Before Income
   Taxes and Equity in
   Income of Subsidiaries .............     (20,777)        (21,418)         128,145         (61,951)           23,999

Income taxes ..........................      (8,103)         (8,353)          49,977         (24,161)            9,360
Equity in income of
   subsidiaries .......................      27,313          40,378               --         (67,691)               --
                                          ---------       ---------       ----------      ----------        ----------
Net Income ............................   $  14,639       $  27,313       $   78,168      $  (105,481)      $   14,639
                                          =========       =========       ==========      ===========       ==========



                              METRIS COMPANIES INC.
                 Supplemental Consolidating Statements of Income
                      Nine Months Ended September 30, 2001
                             (Dollars in thousands)
                                    Unaudited


                                             Metris        Guarantor     Non-Guarantor
                                         Companies Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                         --------------   ------------    ------------   ------------   ------------

Net Interest Income
   (Expense) ..........................    $   2,002       $  (5,554)      $ 390,399      $      --      $   386,847
Provision for loan losses .............        2,091              --         316,833             --          318,924
                                           ---------       ---------       ---------      ---------      -----------
Net Interest (Expense)
   Income After Provision
   for Loan Losses ....................          (89)         (5,554)         73,566             --           67,923
                                           ---------       ---------       ---------      ---------      -----------
Other Operating Income:
Net securitization and
   credit card servicing
   income .............................          982              --         325,307             --          326,289
Credit card fees,
   interchange and other
   credit card income .................        1,688          21,357         192,151             --          215,196
Enhancement services
   revenues ...........................           --          43,086         204,246             --          247,332
Intercompany allocations ..............           11         121,492        (121,503)            --               --
                                           ---------       ---------       ---------      ---------      -----------
                                               2,681         185,935         600,201             --          788,817
                                           ---------       ---------       ---------      ---------      -----------
Other Operating Expense:
Credit card account and
   other product
   solicitation and
   marketing expenses .................           --           9,515         125,085             --          134,600
Employee compensation .................          698         151,249          20,009             --          171,956
Data processing services
   and communications .................            2         (69,824)        137,437             --           67,615
Enhancement services claims
   expense ............................           --             820          24,615             --           25,435
Credit card fraud losses ..............            1               5           7,420             --            7,426
Purchased portfolio premium
 amortization .........................           --              --          22,378             --           22,378
Other .................................          127          84,071          35,921             --          120,119
                                           ---------       ---------       ---------      ---------      -----------
                                                 828         175,836         372,865             --          549,529
                                           ---------       ---------       ---------      ---------      -----------
Income Before Income Taxes,
   Equity in Income of
   Subsidiaries and
   Cumulative Effect of
   Accounting Change ..................        1,764          4,545         300,902             --          307,211
Income taxes ..........................          676          1,743         115,243             --          117,662
Equity in income of
   subsidiaries .......................      173,962        171,160              --       (345,122)              --
                                           ---------      ---------        --------      ---------       ----------
Income Before Cumulative
   Effect of Accounting
   Change .............................      175,050        173,962         185,659       (345,122)         189,549
Cumulative effect of
   accounting change, net .............           --             --          14,499             --           14,499
                                           ---------      ---------       ---------      ---------       ----------
Net Income ............................    $ 175,050      $ 173,962       $ 171,160      $(345,122)      $  175,050
                                           =========      =========       =========      =========       ==========



                              METRIS COMPANIES INC.
          Supplemental Condensed Consolidating Statements of Cash Flows
                      Nine Months Ended September 30, 2002
                             (Dollars in thousands)
                                    Unaudited

                                                    Metris        Guarantor       Non-Guarantor
                                                Companies Inc.   Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                --------------   ------------     ------------     ------------     ------------

Operating Activities:
Net cash provided by operating activities ....   $   253,279      $   104,842      $   211,303      $   (88,646)     $   480,778
                                                 -----------      -----------      -----------      -----------      -----------

Investing Activities:
Net proceeds from sales and repayments of
   securitized loans .........................            --               --          163,155               --          163,155
Net loans collected ..........................           220               --        1,313,078          (54,625)       1,258,673
(Additions to) dispositions of property and
   equipment .................................            --           (7,557)           1,950               --           (5,607)
Investment in subsidiaries ...................       (30,333)         (61,867)              --           92,200               --
                                                 -----------      -----------      -----------      -----------      -----------
Net cash (used in) provided by investing
   activities ................................       (30,113)         (69,424)       1,478,183           37,575        1,416,221
                                                 -----------      -----------      -----------      -----------      -----------
Financing Activities:
Net increase (decrease) in debt ..............           673             (171)        (292,288)              --         (291,786)
Net decrease in deposits .....................            --               --         (958,779)              --         (958,779)
Cash dividends paid ..........................        (2,805)              --               --               --           (2,805)
Issuance of common stock .....................         2,681               --               --               --            2,681
Repurchase of common stock ...................       (43,717)              --               --               --          (43,717)
Capital contributions ........................            --          (34,770)         (16,301)          51,071               --
                                                 -----------      -----------      -----------      -----------      -----------
Net cash used in financing activities ........       (43,168)         (34,941)      (1,267,368)          51,071       (1,294,406)
                                                 -----------      -----------      -----------      -----------      -----------
Net increase in cash and cash equivalents ....       179,998              477          422,118               --          602,593
Cash and cash equivalents at beginning of
   period ....................................        17,613            1,505          468,968               --          488,086
                                                 -----------      -----------      -----------      -----------      -----------
Cash and cash equivalents at end of period ...   $   197,611      $     1,982      $   891,086      $        --      $ 1,090,679
                                                 ===========      ===========      ===========      ===========      ===========



                              METRIS COMPANIES INC.
          Supplemental Condensed Consolidating Statements of Cash Flows
                      Nine Months Ended September 30, 2001
                             (Dollars in thousands)
                                    Unaudited

                                                    Metris         Guarantor      Non-Guarantor
                                                Companies Inc.    Subsidiaries    Subsidiaries     Eliminations     Consolidated

Operating Activities:
Net cash provided by operating activities ...    $   150,433      $   174,266      $   614,658      $  (345,122)    $   594,235
                                                 -----------      -----------      -----------      -----------     -----------
Investing Activities:
Net proceeds from sales and repayments of
   securitized loans ........................            545               --          791,249               --         791,794
Net loans originated ........................         (3,948)              --       (1,470,131)              --      (1,474,079)
Credit card portfolio acquisition ...........             --               --         (157,640)              --        (157,640)
(Additions to) dispositions of property and
   equipment ................................             --          (17,522)          11,016               --          (6,506)
Investment in subsidiaries ..................       (227,107)        (218,038)              --          445,145              --
                                                 -----------      -----------      -----------      -----------     -----------
Net cash used in investing activities .......       (230,510)        (235,560)        (825,506)         445,145        (846,431)
                                                 -----------      -----------      -----------      -----------     -----------
Financing Activities:
Net increase (decrease) in debt .............            673               (6)          94,738               --          95,405
Net increase in deposits ....................             --               --           29,339               --          29,339
Cash dividends paid .........................         (2,798)              --               --               --          (2,798)
Issuance of common stock ....................         24,436               --               --               --          24,436
Capital contributions .......................             --           53,145           46,878         (100,023)             --
                                                 -----------      -----------      -----------      -----------     -----------
Net cash provided by financing activities ...         22,311           53,139          170,955         (100,023)        146,382
                                                 -----------      -----------      -----------      -----------     -----------
Net decrease in cash and cash equivalents ...        (57,766)          (8,155)         (39,893)              --        (105,814)
Cash and cash equivalents at beginning of
   period ...................................         64,869           10,658          445,913               --         521,440
                                                 -----------      -----------      -----------      -----------     -----------
Cash and cash equivalents at end of period ..    $     7,103      $     2,503      $   406,020      $        --     $   415,626
                                                 ===========      ===========      ===========      ===========     ===========



ITEM 2.
                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank"), which may be referred to as "we," "us," "our" and the "Company." You should read this discussion along with the following documents for a full understanding of our financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001; and our Proxy Statement for the 2002 Annual Meeting of Shareholders. In addition, you should read this discussion along with our Quarterly Report on Form 10-Q for the period ended September 30, 2002, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.


Results of Operations

     Net loss for the three months ended September 30, 2002 was $1.3 million, compared to net income of $70.7 million for the third quarter of 2001. Diluted loss per share for the three months ended September 30, 2002 was $0.19 compared to diluted earnings per share of $0.70 for the third quarter of 2001. The decrease in net income is due primarily to an increase in provision for loan losses, a decrease in net securitization and credit card servicing income and a decrease in credit card fees, interchange and other income. The increase in the provision for loan losses is due to the estimated loan loss allowance necessary to absorb probable future loan losses inherent in the existing loan portfolio. Increased net charge-offs, increased delinquency rates and the current economic environment were some of the factors considered by management in determining the necessary balance in the allowance for loan losses. The decrease in the net securitization revenue relates to a decreased excess spread on securitized receivables due primarily to an increased default rate. The decrease in credit card fees, interchange and other income is primarily due to a $1.0 billion reduction in average receivables during the quarter due to the transfer of approximately $690 million receivables to the Metris Master Trust. In addition, we also amended the Pooling and Servicing Agreement between the Metris Master Trust and Direct Merchants Bank, which resulted in interchange income earned on receivables held by the Metris Master Trust to be recorded as net securitization revenue. Enhancement services revenue increased 16% to $99.6 million for the third quarter of 2002 compared to the same period in 2001. This increase was due primarily to an increase in receivables covered by our debt waiver product, price increases on various debt waiver products, increased active enrollments in various membership products and a shift from annual-billed products to monthly-billed products, which have higher product prices and different trial/cancel periods which impact the timing of revenues recognized.

     Net income for the nine months ended September 30, 2002 was $14.6 million, down from $175.1 million for the first nine months of 2001. Net income reported for the nine-month period ended September 30, 2001 includes a $14.5 million cumulative effect of accounting change described below. Without this item, reported earnings would have been $189.5 million for the nine-month period ended September 30, 2001. Diluted loss per share for the nine months ended September 30, 2002 was $0.22 compared to diluted earnings per share of $1.75 for the same period in 2001. Without the impact of the cumulative effect of accounting change, diluted earnings per share would have been $1.90 for the nine months ended September 30, 2001. The $174.9 million decrease in income before cumulative effect of accounting change primarily relates to a $71.0 million reduction in net securitization and credit card servicing income, a $126.5 million increase in the provision for loan losses, a $52.7 million decrease in credit card fees, interchange, and other credit card income, and a $10.1 million increase in operating expenses. This was partially offset by enhancement services revenue increasing 17% to $290.3 million for the nine months ended September 30, 2002 compared to the same period in 2001.

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


Critical Accounting Policies

     Our most significant accounting policies are our determination of the allowance for loan losses, valuation of retained interests and accounting for deferred revenues and costs.


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

     We continually evaluate the homogeneous static risk pools using a roll rate model which uses historical delinquency levels and pay-down levels (12 months of historical data, with significant influence given to last six months' performance to capture current economic and seasonal trends), loan seasoning and other measures of asset quality to estimate charge-offs for both credit loss and bankruptcy losses.

     We also consider several subjective factors which may be overlaid into the credit risk roll-rate model in determining the necessary loan loss reserve, including:

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

     The significant assumptions used for estimating the fair value of the retained interests in loans securitized are as follows:

                                                    September 30,   December 31,
                                                    -------------   ------------
                                                        2002           2001
                                                        ----           ----


Annual discount rate (1) .............................   15%             15%
Monthly payment rate .................................    6%              7%
Weighted-average spread (2) ..........................   20%             20%
Annual principal, finance charge and fees default
   rate ..............................................   21%             18%

(1) If we had included all expected finance charge receivable cash flows, our effective discount rate would have ranged from 40% to 50%.
(2) Includes finance charges, late fees and overlimit fees, less weighted-average cost of funds and 2% servicing fee.


Deferred acquisition costs

     We defer direct credit card origination costs associated with successful credit card solicitations that we incur in transactions with independent third parties, and certain other costs that we incur in connection with loan underwriting and the preparation and processing of loan documents. We also defer qualifying acquisition costs associated with our enhancement services products. These costs, which relate directly to membership solicitations (direct response advertising costs), principally include postage, printing, mailings and telemarketing costs. The total amount of deferred costs as of September 30, 2002 and December 31, 2001 were $91.9 million and $89.5 million, respectively. The most significant assumption we used in determining the realizability of these deferred costs is future revenues from our credit cards and enhancement services products. A significant reduction in revenues could have a material impact on the values of these balances.


Deferred revenue on Enhancement Services products

     Direct Merchants Bank offers various debt waiver products to its credit card accountholders. Revenue for such products is recognized in the month following completion of the cancellation period, and reserves are provided for pending claims based on Direct Merchants Bank's historical experience with settlement of such claims. We record fees on membership programs as deferred income upon acceptance of membership and amortize them on a straight-line basis over the membership period beginning after the contractual cancellation period is complete. We recognize all amortization related to the cancel period in the first month following the cancel period. We defer and recognize extended service plan revenues and the incremental direct acquisition costs on a straight-line basis over the life of the related extended service plan contracts beginning after the expiration of any manufacturers' warranty coverage. We record unearned revenues and reserves for pending claims as "Deferred income" and "Accrued expenses and other liabilities," respectively.

Net Interest Income

     Net interest income consists primarily of interest earned on our credit card loans and retained interests in loans securitized, less interest expense on borrowings to fund loans. Table 1 provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three- and nine-month periods ended September 30, 2002 and 2001.

Table 1: Analysis of Average Balances, Interest and Average Yields and Rates (Dollars in thousands)

                                                          Three Months Ended September 30,
                                                    2002                                   2001
                                 -------------------------------------------------------------------------------
                                    Average                      Yield/      Average                       Yield/
                                    Balance       Interest       Rate        Balance        Interest       Rate
                                    -------       --------       ----        -------        --------       ----

Assets:
Interest-earning assets:
Federal funds sold ............   $    33,108    $       145      1.7%     $    39,735     $       364      3.6%
Short-term investments ........       877,792          3,838      1.7%         337,222           3,513      4.1%
Credit card loans and
 retained interests in loans
 securitized ..................     2,631,258        108,508     16.4%       3,650,294         175,330     19.1%
                                  -----------    -----------     ----      -----------     -----------     ----
Total interest-earning assets .   $ 3,542,158    $   112,491     12.6%     $ 4,027,251     $   179,207     17.7%
Other assets ..................       626,691             --       --          772,649              --       --
Allowances for loan
 losses and retained
 interests valuation
 allowance ....................    (1,051,866)            --       --         (875,606)             --       --
                                  -----------                              -----------
Total assets ..................   $ 3,116,983             --       --      $ 3,924,294              --       --
                                  ===========                              ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits ......................   $ 1,214,548    $    14,453      4.7%     $ 2,148,610     $    31,427      5.8%
Debt ..........................       356,306          8,799      9.8%         362,098          10,721     11.7%
                                  -----------    -----------     ----      -----------     -----------     ----
Total interest-bearing
   liabilities ................   $ 1,570,854    $    23,252      5.9%     $ 2,510,708     $    42,148      6.7%
Other liabilities .............       432,145             --       --          365,168              --       --
                                  -----------                              -----------
Total liabilities .............     2,002,999             --       --        2,875,876              --       --
Stockholders' equity ..........     1,113,984             --       --        1,048,418              --       --
                                  -----------                              -----------
Total liabilities and equity ..   $ 3,116,983             --       --      $ 3,924,294              --       --
                                  ===========                              ===========
Net interest income and
   interest margin (1) ........            --    $    89,239     10.0%              --     $   137,059     13.5%
Net interest rate spread (2)...            --             --      6.7%              --              --     11.0%
Return on average assets ......            --             --     (0.2%)             --              --      7.2%
Return on average total
   equity .....................            --             --     (0.5%)             --              --     26.8%


(1) We compute net interest margin by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

     Net interest income decreased from $137.1 million for the three months ended September 30, 2001 to $89.2 million for the three months ended September 30, 2002. The decrease is due to a decrease in average interest-earning assets of $485 million and a 350 basis point reduction in net interest margin. The decrease in net interest margin is due to a 510 basis point decrease in yield partially offset by an 80 basis point decrease in cost of funds. The decrease in yield is due to higher charge-offs and lower interest rates. The decrease in cost of funds is due to lower interest rates.


Table 1: Analysis of Average Balances, Interest and Average Yields and Rates (cont'd)
(Dollars in thousands)
                                                             Nine Months Ended September 30,
                                                       2002                                    2001
                                   ----------------------------------------------------------------------------
                                     Average                      Yield/     Average                      Yield/
                                     Balance         Interest     Rate       Balance         Interest     Rate

Assets:
Interest-earning assets:
Federal funds sold ............    $    29,937     $       369     1.6%    $    77,984     $     3,004     5.2%
Short-term investments ........        544,574           7,401     1.8%        291,701          10,585     4.9%
Credit card loans and
 retained interests in loans
 securitized ..................      3,269,775         395,481    16.2%      3,491,472         507,554    19.4%
                                   -----------     -----------    ----     -----------     -----------    ----
Total interest-earning assets .    $ 3,844,286     $   403,251    14.0%    $ 3,861,157     $   521,143    18.1%
Other assets ..................        680,958              --      --         803,437              --      --
Allowances for loan
 losses and retained
 interests valuation
 allowance ....................     (1,012,482)             --      --        (821,635)             --      --
                                   -----------                             -----------
Total assets ..................    $ 3,512,762              --      --     $ 3,842,959              --      --
                                   ===========                             ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits ......................    $ 1,551,566     $    56,441     4.9%    $ 2,113,702     $   100,986     6.4%
Debt ..........................        387,811          25,931     8.9%        361,340          33,310    12.3%
                                   -----------     -----------    ----     -----------     -----------    ----
Total interest-bearing
   liabilities ................    $ 1,939,377     $    82,372     5.7%    $ 2,475,042     $   134,296     7.3%
Other liabilities .............        431,081              --      --         391,434              --      --
                                   -----------                             -----------
Total liabilities .............      2,370,458              --      --       2,866,476              --      --
Stockholders' equity ..........      1,142,304              --      --         976,483              --      --
                                   -----------                             -----------
Total liabilities and equity ..    $ 3,512,762              --      --     $ 3,842,959              --      --
                                   ===========                             ===========
Net interest income and
   interest margin (1) ........             --     $   320,879    11.2%             --     $   386,847    13.4%
Net interest rate spread (2) ..             --              --     8.3%             --              --    10.8%
Return on average assets (3) ..             --              --     0.6%             --              --     6.6%
Return on average total
   equity (3) .................             --              --     1.7%             --              --    26.0%

(1) We compute net interest margin by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.
(3) Amounts for the nine-month period ended September 30, 2001 are shown before the cumulative effect of accounting change.

     Net interest income decreased from $386.8 million for the nine months ended September 30, 2001 to $320.9 million for the nine months ended September 30, 2002. The decrease is primarily due to a 220 basis point reduction in net interest margin. The decrease in net interest margin is due to a 410 basis point decrease in yield partially offset by a 160 basis point decrease in cost of funds. The decrease in yield is due to higher charge-offs and lower interest rates. The decrease in cost of funds is due to lower interest rates.

Other Operating Income

     Other operating income decreased $60.7 million and $80.7 million for the three- and nine-month periods ended September 30, 2002 compared to the same periods in 2001. The decrease was primarily due to the decrease in net securitization and credit card servicing income. Net securitization and credit card servicing income for the three- and nine-month periods ended September 30, 2002 decreased $37.9 million and $71.0 million over the comparable periods in 2001, due to a decreased excess spread, as a result of an increased default rate on securitized receivables, partially offset by retained interests valuation income needed to record the retained interests at fair value.

     Credit card fees, interchange and other credit card income decreased $36.2 million and $52.7 million for the three- and nine-month periods ended September 30, 2002 compared to the same periods in 2001. For the three months ended September 30, 2002, credit card fees, interchange and other income decrease is primarily due to a $1.0 billion reduction in average receivables due to the transfer of approximately $690 billion receivables to the Metris Master Trust. For the nine months ended September 30, 2002, credit card fees, interchange and other income decrease is primarily due to the $221.7 million reduction in average receivables due to the transfer of approximately $2.3 billion receivables to the Metris Master Trust. In addition, we also amended the Pooling and Servicing Agreement between the Metris Master Trust and Direct Merchants Bank, which resulted in interchange income earned on receivables held by the Metris Master Trust to be recorded as net securitization revenue. For the three months ended September 30, 2002, $17.2 million of interchange revenue was recorded as net securitization revenue. For the nine months ended September 30, 2002, $27.4 million of interchange revenue was recorded as net securitization revenue.

     Enhancement services revenues increased by $13.4 million and $42.9 million for the three- and nine-month periods ended September 30, 2002. These increases were due primarily to an increase in receivables covered by our debt waiver product, price increases on various debt waiver products, increased active enrollments in various membership products and a shift from annual-billed products to monthly-billed products, which have higher product prices and different trial/cancel periods which impact the timing of revenues recognized.

Table 2 presents the breakdown of
revenues and active enrollments for our enhancement services products:


Table 2: Enhancement Services (In Thousands)
Revenues
                          Three Months Ended      Nine Months Ended
                            September 30,           September 30,
                           2002        2001        2002        2001
                           ----        ----        ----        ----
Credit Protection ...    $ 57,730    $ 52,253    $179,273    $147,759
Membership Products .      28,405      14,815      66,673      40,550
Warranty/Other ......      13,482      19,100      44,316      59,023
                         --------    --------    --------    --------
Total ...............    $ 99,617    $ 86,168    $290,262    $247,332
                         ========    ========    ========    ========

Active Enrollments
                             September 30,  December 31,  September 30,
                                 2002           2001         2001
                                 ----           ----         ----
   Credit Protection ...           1,037          1,125         1,150
   Membership Products .           3,327          2,856         2,739
   Warranty/Other ......           1,132          1,794         1,968
                              -----------    ----------    ----------
   Total ...............           5,496          5,775         5,857
                              ===========    ==========    ==========

Other Operating Expense

     Total other operating expenses for the three-month period ended September 30, 2002 decreased $13.6 million from the comparable period in 2001. This decrease is due primarily to a decrease in professional fees and compensation expense, partially offset by higher marketing expenses.

     Total other operating expenses for the nine-month period ended September 30, 2002 increased $10.1 million over the comparable period in 2001. Credit card account and other product solicitation and marketing expenses increased $11.0 million to $145.6 million for the nine-month period ended September 30, 2002 compared to the same period in 2001, largely due to increased costs associated with our marketing activity. Enhancement services claims expense increased $2.6 million for the three-month period ended September 30, 2002 from the comparable period in 2001. For the nine-month period ended September 30, 2002, enhancement services claims expenses increased $14.8 million from the same period in 2001. The increase in enhancement services claims expenses primarily reflects higher claims paid on death benefits, as well as an increase in our estimate of unreported claims as of the balance sheet date, both of which reflects increases in covered receivables. Included in other operating expenses for the nine-month period ended September 30, 2002 is a charge of $10 million due to the write-down of portfolios of charged-off loans purchased in 2001 and 2000. The book values of these portfolios were $5.6 million as of September 31, 2002 and $20.1 million as of December 31, 2001.

Asset Quality

     Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card account portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts. At September 30, 2002, 55% of our outstanding receivables balance were from credit card accounts that have been with us in excess of two years, and 24% of outstanding receivables were with us in excess of four years.

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

Delinquencies

     Delinquencies not only have the potential to affect earnings in the form of net loan losses, but they are also costly in terms of the personnel and other resources dedicated to their resolution. It is our policy to continue to accrue interest and fee income on all credit card accounts until we charge off the credit card account, except in limited circumstances. We follow FFIEC (Federal Financial Institutions Examination Council) guidelines by re-aging past due accounts to current status only after receiving the equivalent of three minimum payments or one lump sum equivalent. Furthermore, accounts can only be re-aged to current once every twelve months and twice every 5 years.

         Table 3 presents the delinquency trends of our credit card loan portfolio.


Table 3: Loan Delinquency
(Dollars in thousands)
                        September 30,   % of    December 31,   % of    September 30,   % of
                             2002       Total       2001       Total        2001       Total
                             ----       -----       ----       -----        ----       -----

Loans outstanding ...   $  753,414      100%    $2,746,656      100%    $2,634,228      100%
Loans contractually
delinquent:
     30 to 59 days ..       18,961      2.5%        87,603      3.2%        71,082      2.7%
     60 to 89 days ..       14,010      1.9%        66,647      2.4%        55,679      2.1%
     90 or more days.       14,351      1.9%       123,528      4.5%       120,708      4.6%
                        ----------    -----     ----------    -----     ----------    -----
       Total ........   $   47,322      6.3%    $  277,778     10.1%    $  247,469      9.4%
                        ==========    =====     ==========    =====     ==========    =====


     The 310-basis-point decrease in the delinquency rates over September 30, 2001 primarily reflects the sale of $47 million of revoked receivables. As a result of the sale of the revoked receivables, 30 to 59 days contractually delinquent loans would have been $20.5 million, 60 to 89 days contractually delinquent loans would have been $19.5 million, and 90 or more days contractually delinquent loans would have been $51.0 million. Excluding the sale of delinquent receivables, the delinquency rate as of September 30, 2002 would have been 11.4%. The increase in the adjusted delinquency rate reflects a deterioration in the economy, seasoning in the loan portfolio and the impact of our 2001 credit line increase program. The credit line increase program added pressure to some of our customers due to increased average outstanding balances, which require higher monthly payments. This, along with a deteriorating economy, has put pressure on our collections efforts, resulting in higher delinquencies.

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


Table 4: Net Charge-offs
(Dollars in thousands)
                                 Three Months Ended         Nine Months Ended
                                   September 30,              September 30,
                                   -------------              -------------
                                2002          2001           2002            2001
                                ----          ----           ----            ----


Average credit card loans    $  871,014     $1,837,506     $1,462,911     $1,563,662
Net charge-offs .........        84,406         60,205        253,183        168,474
Net charge-off ratio ....          38.4%          13.0%          23.1%          14.4%
                             ==========     ==========     ==========     ==========

     Net charge-offs and the net charge-off ratio for the three- and nine-month periods ended September 30, 2002 include $41.5 million related to the sale of approximately $47 million of receivables. Excluding the impact of this transaction, net charge-offs would have been $42.9 million for the three months ended September 30, 2002 and $211.7 million for the nine months ended September 30, 2002, and the net charge-off ratio would have been 19.5% for the three months ended September 30, 2002 and 19.3% for the nine months ended September 30, 2002.

     The increase in the adjusted charge off ratios for the three- and nine-month periods ended September 30, 2002 primarily reflects a decrease in loan growth, sales of current and early stage delinquent accounts to the Master Trust, deterioration in the economy and the 2001 credit line increase program.


Provision and Allowance for Loan Losses

     We make provisions for loan losses in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future loan losses, net of recoveries, inherent in the loan portfolio.

     The economy has slowed down significantly over the last year, exacerbated by the terrorist attacks on September 11, 2001. Also, our 2001 credit line increase program added pressure to some of our customers, due to increased average outstanding balances which require higher monthly payments. This, along with a deteriorating economy, has made our collection efforts more difficult, resulting in higher delinquencies. This changing environment has caused our delinquencies and losses to increase from prior years' levels. Some of the actions we are taking to mitigate this slowdown include expanding our collections strategies to aggressively address any potential delinquency increases and using our recovery staff to work on precharge-off receivables. We are closely managing our contingent accountholder liability through extension and contraction of credit lines. We also leverage debt forbearance programs and credit counseling services for qualifying credit card accountholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees and other incentives to induce the customer to continue making payments. The amount of customer receivables in debt forbearance programs was $42.3 million or 6% of credit card loans as of September 30, 2002, compared with $129.9 million or 5% of credit card loans as of December 31, 2001. All delinquent receivables in debt forbearance programs are included in Table 3.

     The provision for loan losses was $138.2 million and $445.4 million for the three- and nine-month periods ended September 30, 2002 compared to $116.5 million and $318.9 million for the same periods in 2001. These increases reflect higher delinquency rates and the current economic environment.

     The allowance for loan losses was $121 million as of September 30, 2002, versus $410 million as of December 31, 2001. Our roll rate models, including management contingency, indicated our required allowance for loan losses was in the range of $110 million to $130 million as of September 30, 2002, versus $385 million to $415 million as of December 31, 2001. The ratio of allowance for loan losses to period-end loans was 16.1% at September 30, 2002, compared to 14.9% at December 31, 2001. The allowance for loan losses as a percentage of 30-day plus receivables was 255.6% at September 30, 2002 compared to 147.7% at December 31, 2001. The decrease is due to the sale of $47 million of revoked receivables.

Retained Interests Valuation

     We record a valuation allowance to reduce the contractual value of the retained interests in loans securitized to fair value. The following summarizes our retained interests as of September 30, 2002, December 31, 2001, September 30, 2001 and December 31, 2000.

                            September 30,                   December 31,
                                2002           Change           2001
                                ----           ------           ----

Gross retained interests    $ 1,581,886     $   318,231     $ 1,263,655
Valuation allowance ....       (929,585)       (392,086)       (537,499)
                            -----------     -----------     -----------
Net retained interests .    $   652,301     $   (73,855)    $   726,156
                            ===========     ===========     ===========


                            September 30,                   December 31,
                                2001           Change          2000
                                ----           ------          ----

Gross retained interests    $ 1,228,154     $  (795,527)    $ 2,023,681
Valuation allowance ....       (596,153)         44,699        (640,852)
                            -----------     -----------     -----------
Net retained interests .    $   632,001     $  (750,828)    $ 1,382,829
                            ===========     ===========     ===========

     Gross retained interests in loans securitized increased $318.2 million to $1.6 billion as of September 30, 2002, compared to $1.3 billion as of December 31, 2001. The increase is due to the sale of approximately $2.3 billion of receivables from Direct Merchants Bank to the Master Trust during the nine months ended September 30, 2002. The $795.5 million decrease in gross retained interests during the nine months ended September 30, 2001 was due primarily to the maturity of a securitization that was accounted for as a sale under SFAS
140. As a result, approximately $855 million of receivables that were classified as retained interests in loans securitized as of December 31, 2000 were classified as credit card loans as of September 30, 2001. During the nine months ended September 30, 2002 the valuation allowance increased by $392.1 million due primarily to the higher gross retained interests and narrowing excess spreads in the Master Trust due to increasing default rates. The projected default rate increased from 18% as of December 31, 2001 to 21% as of September 30, 2002. The increase in the projected default rate is due to increased delinquencies in the Master Trust caused by the overall deterioration in the economy and our 2001 credit line increase program which added pressure to some of our customers due to increased average outstanding balances which require higher monthly payments. The increase in the projected default rate accounted for an approximate $250 million increase in the valuation allowance. The $44.7 million decrease in the valuation allowance during the nine months ended September 30, 2001 primarily reflects lower gross retained interests.

Balance Sheet Analysis

     Cash and Cash Equivalents

     Cash and cash equivalents were $1.1 billion as of September 30, 2002, compared to $488.1 million as of December 31, 2001. The $602.6 million increase is due to the transfer of assets from Direct Merchants Bank to the Master Trust, which creates excess liquidity at Direct Merchants Bank, as well as the Company's decision to maintain a high level of liquidity in the current economic environment.

     Credit Card Loans

     Credit card loans were $753.4 million as of September 30, 2002, compared to $2.7 billion as of December 31, 2001. The $2.0 billion decrease is primarily a result of the transfer of $2.3 billion of receivables from Direct Merchants Bank to the Master Trust.

     Deposits

     Deposits decreased $958.8 million to $1.1 billion as of September 30, 2002, compared to $2.1 billion as of December 31, 2001. The decrease relates to a shift in funding from deposits to off-balance sheet asset-backed securitizations.

     Debt

     Debt decreased to $356.1 million as of September 30, 2002 from $647.9 million as of December 31, 2001 due to the paydown of a warehouse financing arrangement entered into by Direct Merchants Bank in June 2001 that was accounted for as a collateralized financing.

     Deferred Income

     Deferred income decreased $36.5 million to $178.5 million as of September 30, 2002 compared to $215.0 million as of December 31, 2001. The decrease relates primarily to our shift from annual-billed to monthly-billed enhancement services products and the run-off of deferred revenues associated with our ServiceEdge(R) product sold to customers of Fingerhut.

     Stockholders' Equity

     Stockholders' equity was $1.1 billion as of September 30, 2002, a decrease of $27.8 million from December 31, 2001. The decrease results from $43.7 million of stock repurchases under our stock repurchase program in 2002 partially offset by current year earnings.

Liquidity, Funding and Capital Resources

     One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Liquidity management is a dynamic process, affected by changes in short- and long-term interest rates. We use a variety of financing sources to manage liquidity, refunding, and interest rate risks. Table 5 summarizes our funding and liquidity as of September 30, 2002 and December 31, 2001:


Table 5: Liquidity, Funding and Capital Resources
(Dollars in thousands)
                                                 September 30, 2002            December 31, 2001
                                                 ------------------            -----------------
                                                                  Unused                          Unused
On-balance sheet funding                       Outstanding      Capacity     Outstanding         Capacity
------------------------                       -----------      --------     -----------         --------
Bank conduit 2002 ........................    $        --    $   100,000     $   292,000       $   108,000
Revolving credit line July 2003 ..........             --        170,000              --           170,000
Term loan June 2003 ......................        100,000            N/A         100,000               N/A
Senior notes 10% November 2004 ...........        100,000            N/A         100,000               N/A
Senior notes 10.125% July 2006 ...........        146,597            N/A         145,924               N/A
Other ....................................          9,521            N/A           9,980               N/A
Deposits .................................      1,099,229            N/A       2,058,008               N/A
Equity ...................................      1,114,112            N/A       1,141,955               N/A
                                              -----------    -----------     -----------       -----------
     Subtotal ............................    $ 2,569,459    $   270,000     $ 3,847,867       $   278,000

Off-balance sheet funding
-------------------------

Metris Master Trust (1)...................    $ 9,223,689    $   813,561      $ 7,880,342      $   328,908
Metris facility ..........................         20,000         55,000           15,500           59,500
                                              -----------    -----------      -----------      -----------
     Subtotal ............................    $ 9,243,689    $   868,561      $ 7,895,842      $   388,408
                                              -----------    -----------      -----------      -----------
     Total ...............................    $11,813,148    $ 1,138,561      $11,743,709      $   666,408
                                              ===========    ===========      ===========      ===========

(1) On November 20, 2002, our 1997-2 asset-backed securitization transaction will mature. The 1997-2 asset-backed securitization represents approximately $655 million of funding in the above table. The $813 million of unused capacity at the Master Trust may be reduced by approximately $655 million if no asset-backed securitization transaction takes place prior to November 20, 2002.

     Under our Credit Agreement, we need to maintain, among other items, minimum equity to managed receivables of 5%, minimum equity plus reserves to managed receivables of 10%, minimum three-month average excess spread (by asset-backed securitization deal) of 1%, minimum equity of $685 million as of September 30, 2002 and a ratio of equity plus reserves to managed 90-day plus delinquencies of
2.25. As of September 30, 2002 and December 31, 2001, we were in compliance with all financial covenants under our Credit Agreement.

     The Master Trust and the associated securitized debt provide for early amortization if certain events occur. These events are described in the applicable prospectus of each securitization transaction. The most significant events would be three consecutive months of less than zero percent excess spread or negative transferor's interest within the Master Trust. In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Master Trust. This restricted cash would provide additional security to the investors of the Master Trust. The triggers are related to the performance of the Master Trust, specifically the amount of net excess spread over a one to three month period. As of September 30, 2002, we have not broken any triggers in our securitization agreements and, therefore, no cash has been restricted.

     Our equity as a percent of managed assets was 9.2% as of September 30, 2002 versus 9.4% as of December 31, 2001. We have historically retained cash flow generated from earnings (versus declaring larger dividends) to provide additional equity and liquidity to fund future receivables growth.

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

     Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At September 30, 2002 and December 31, 2001, Direct Merchants Bank's Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a "well-capitalized" depository institution under regulations of the OCC, as illustrated in the following table.

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

     Additional information about Direct Merchants Bank's actual capital amounts and ratios are presented in the following table:

                                                        For Capital
                                                         Adequacy              To Be Well
                                Actual                   Purposes             Capitalized
                                ------                   --------             -----------
As of September 30, 2002  Amount      Ratio         Amount      Ratio      Amount       Ratio
                          ------      -----         ------      -----      ------       -----


Total Capital .....      $395,017      27.0%      $117,145       8.0%     $146,431      10.0%
(to risk-weighted
    assets)

Tier 1 Capital ....       375,448      25.6%        58,572       4.0%       87,859       6.0%
(to risk-weighted
    assets)

Tier 1 Capital ....       375,448      25.3%        59,475       4.0%       74,344       5.0%
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
(to average assets)



     FFIEC guidelines indicate that an institution with a concentration in subprime lending should hold one and one-half to three times the normal minimum capital required. The OCC has regulatory authority to evaluate the safety and soundness of Direct Merchants Bank under these more stringent guidelines. The OCC has required Direct Merchants Bank, under the more stringent guidelines, to maintain two times the normal minimum capital on those credit card loans that qualify as subprime loans (FICO score of 660 and below) and maintain a minimum capital ratio of 10%. Under these more stringent guidelines, Direct Merchants Bank's total capital ratio as of September 30, 2002 was 20.9%.

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

     Direct Merchants Bank intends to comply with all of the terms of the agreement in a timely manner. Furthermore, we believe that as of the filing date of this Quarterly Report, Direct Merchants Bank has complied with all of the terms of the agreement. Direct Merchants Bank has implemented the plans for which the OCC has posed no objection and is revising or planning to implement all others, pending and in response to comments from the OCC.

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

Selected Operating Data - Managed Basis

     We analyze the Company's financial performance on a managed loan portfolio basis. On a managed basis, the balance sheet and income statement includes other investors' interests in securitized loans that are not assets of the Company, thereby reversing the effects of sale accounting under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." We believe this information is meaningful to the reader of the financial statements. We service receivables that have been securitized and sold and own the right to the cash flows from those sold receivables in excess of interest payments due to security holders.

     The following information is not in conformity with accounting principles generally accepted in the Unites States of America, however we believe the information is relevant to understanding the overall financial condition and results of operations of the Company.


Table 6: Managed Loan Portfolio
(In thousands)                    September 30,      % of        December 31,     % of        September 30,      % of
                                       2002          Total           2001        Total            2001           Total
                                       ----          -----           ----        -----            ----           -----

Period-end balances:
   Credit card loans .........   $     753,414                   $ 2,746,656                   $ 2,634,228
   Retained interests in
      loans securitized ......       1,581,886                     1,263,655                     1,228,154
   Investors' interests in
      securitized loans
      accounted for as sales .       9,237,804                     7,895,842                     7,161,810
                                 -------------                   -----------                  ------------
Total managed loan
      portfolio ..............   $  11,573,104                   $11,906,153                   $11,024,192
                                 =============                   ===========                  ============
Loans contractually
      delinquent:
     30 to 59 days ...........         380,141         3.3%          375,887          3.1%         285,243         2.6%
     60 to 89 days ...........         303,891         2.6%          274,278          2.3%         221,120         2.0%
     90 or more days .........         565,139         4.9%          473,003          4.0%         474,224         4.3%
                                 -------------     -------       -----------     --------      -----------     -------
       Total .................   $   1,249,171        10.8%      $ 1,123,168          9.4%     $   980,587         8.9%
                                 =============     =======       ===========     ========      ===========     =======

Gross active accounts ........           3,556                         3,871                         3,875


     Gross active credit card accounts decreased 315,000 during the nine months ended September 30, 2002. The decrease was due primarily to increased charge-offs as well as lower account originations and portfolio acquisitions compared with the nine months ended September 30, 2001.


                                               Three Months Ended
                                                  September 30,
                                       2002                       2001
                                       ----                       ----
Average balances:

Total managed loan portfolio ..    $11,769,200            $  10,642,787
Net charge-offs ...............        488,861  16.5%           286,248    10.7%


                                               Nine Months Ended
                                                 September 30,
                                       2002                         2001
                                       ----                         ----
Average balances:

Total managed loan portfolio ..    $11,844,839             $  9,968,227
Net charge-offs ...............      1,315,325  14.8%           799,734     0.7%


     Net charge-offs and the net charge-off ratio for the three- and nine-month periods ended September 30, 2002 include $41.5 million related to the sale of approximately $47 million of receivables. Excluding the impact of this transaction, net charge-offs would have been $447.3 million for the three months ended September 30, 2002 and $1.3 billion for the nine months ended September 30, 2002, and the net charge-off ratio would have been 15.1% for the three months ended September 30, 2002 and 14.4% for the nine months ended September 30, 2002.

     Excluding the sale of the delinquent receivables, the delinquency rate as of September 30, 2002 would have been 11.1%. The 220-basis-point increase in the adjusted managed delinquency rates over September 30, 2001 primarily reflects various factors, including a deterioration in the economy, seasoning in the loan portfolio and the impact of our 2001 credit line increase program. The credit line increase program added pressure to our customers due to increased average outstanding balances, which require higher monthly payments. This, along with a deteriorating economy, has made our collections efforts more difficult, resulting in higher delinquencies. The increase in charge off ratios for the three- and nine-month periods ended September 30, 2002 primarily reflects a slow down in loan growth, deterioration in the economy and the 2001 credit line increase program.

     The amount of customer receivables in debt forbearance programs was $880.9 million or 8% of total managed loans as of September 30, 2002 compared with $837.2 million or 7% of managed loans as of December 31, 2001. All delinquent receivables in debt forbearance programs are included in Table 6.


Net Interest Income


Table 7: Analysis of Average Balances, Interest and Average Yields and Rates
(Dollars in thousands)
                                                           Three Months Ended September 30,
                                                     2002                                     2001
                                  --------------------------------------------------------------------------------
                                    Average                      Yield/        Average                      Yield/
                                    Balance          Interest     Rate         Balance         Interest     Rate
                                    -------          --------     ----         -------         --------     ----

Credit card loans ...........     $11,769,200     $   530,357     17.9%      $10,642,787     $   510,942     19.0%
Total interest-earning assets      12,680,100         534,340     16.7%       11,019,743         514,818     18.5%
Total interest-bearing
   liabilities ..............      10,708,796          80,004      3.0%        9,503,201         119,569      5.0%
Net interest income and
   interest margin (1) ......            --       $   454,336     14.2%             --       $   395,249     14.2%
Net interest rate spread (2)             --              --       13.7%             --              --       13.5%
Return on average assets ....            --              --        0.0%             --              --        2.6%
Return on average total
   equity ...................            --              --       (0.5%)            --              --       26.8%


                                                           Nine Months Ended September 30,
                                                    2002                                     2001

                                  --------------------------------------------- ---------------------------------
                                    Average                      Yield/       Average                      Yield/
                                    Balance          Interest     Rate        Balance         Interest      Rate
                                    -------          --------     ----        -------         --------      ----

Credit card loans ...........     $11,844,839     $ 1,563,069     17.6%     $ 9,968,227     $ 1,449,589     19.4%
Total interest-earning assets      12,419,426       1,570,839     16.9%      10,337,912       1,463,178     18.9%
Total interest-bearing
   liabilities ..............      10,514,441         249,355      3.2%       8,951,797         386,038      5.8%
Net interest income and
   interest margin (1) ......            --       $ 1,321,484     14.2%            --       $ 1,077,140     13.9%
Net interest rate spread (2)             --              --       13.7%            --              --       13.1%
Return on average assets (3)             --              --        0.2%            --              --        2.5%
Return on average total
   equity (3) ...............            --              --        1.7%            --              --       26.0%

(1) We compute net interest margin by dividing annualized net interest income by average total interest-earning assets.

(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

(3) Amounts for the nine-month period ended September 30, 2001 are shown before the cumulative effect of accounting change.


     Net interest income consists primarily of interest earned on our credit card loans less interest expense on borrowings to fund the loans. Managed net interest income for the three months ended September 30, 2002 was $454.3 million, compared to $395.2 million for the same period in 2001. The increase is due to an approximate $1.7 billion increase in average interest-earning assets. For the nine months ended September 30, 2002, managed net interest income was $1.3 billion compared to $1.1 billion for the same period in 2001. The increase is due to a $2.1 billion increase in average interest-earning assets and a 30 basis point increase in net interest margin.

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

     Our primary managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime Rate. We fund credit card loans through a combination of cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances. Our securitized loans are owned by a trust and bank-sponsored single-seller and multi-seller receivable conduits, which have committed funding primarily indexed to variable commercial paper rates and LIBOR. The $270 million bank credit facility has pricing that is also indexed to LIBOR and Prime Rate. The subsidiary bank deposits and long-term debt are issued at fixed interest rates. At September 30, 2002, none of the trust and conduit funding of securitized receivables was funded with fixed rate securities.

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

     The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates by 200 basis points. Assuming that we take no counteractive measures, as of September 30, 2002, a 200 basis point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, would result in an increase in net income of approximately $63 million relative to a base case over the next 12 months, compared to an approximately $20 million increase as of December 31, 2001. A decrease of 200 basis points would result in a reduction in net income of approximately $26 million as of September 30, 2002, compared to a $2 million reduction as of December 31, 2001. The increased sensitivity to interest rate fluctuations as of September 30, 2002 is due to a repricing on our credit card portfolio implemented in the first quarter of 2002. You should not construe our use of this methodology to quantify the market risk of financial instruments as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our credit card accountholders. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this Report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer ("CEO") and the Vice Chairman (Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Vice Chairman, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

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

     On April 16, 2002, Direct Merchants Bank entered into an agreement with the OCC to strengthen the safety and soundness of Direct Merchants Bank's operations. For further information, see "Regulatory Matters" on page 37 of this Report.

     On September 20 and 24, 2002, two identical securities lawsuits were filed in the United States District Court in Minnesota. On October 29, 2002, a third substantially identical lawsuit was filed in the United States District Court of Minnesota. In all of these lawsuits, plaintiffs allege that the OCC initiated an examination of Direct Merchants Bank and provided its Report of Examination ("ROE") on November 5, 2001. Plaintiffs claim that we knew as of November 5, 2001 that the ROE would lead to the April 16, 2002 formal agreement with the OCC and would obligate Direct Merchants Bank to restructure parts of its operations. Plaintiffs allege that we deliberately did not reveal the existence of the ROE until April 17, 2002, and thereafter made false and misleading statements about the impact that the formal agreement with the OCC would have on us. Plaintiffs seek to represent a class consisting of all purchasers of Metris common stock between November 5, 2001 and July 17, 2002. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We believe that we have substantive legal defenses to these claims and intend to defend ourselves vigorously. However, due to uncertainties of litigation, there can be no assurance that the defense or resolution of these matters will not have a material adverse effect on our financial position.

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

     (a) Exhibits:

          11 Computation of Earnings Per Share.

          99.1 Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

          99.2 Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

     (b) Reports on Form 8-K:

          On October 18, 2002, we filed a Current Report on Form 8-K to report the submission of unaudited financial statements in a press release dated October 16, 2002.

          On October 22, 2002, we filed an amendment to the Current Report on Form 8-K we filed April 17, 2002 to report that our wholly-owned subsidiary, Direct Merchants Credit Card Bank, N.A., had entered into an agreement on April 16, 2002 with the Office of the Comptroller of the Currency, the agency that regulates the Bank, to strengthen certain aspects of the safety and soundness of the Bank's operations. See Part 2, Item 1, "Legal Proceedings" on page 44.

          On October 28, 2002, we filed a Current Report on Form 8-K to report our entry into a Distribution and Management Agreement with Sumner Harrington Ltd. with respect to our issuance and sale of up to $150,000,000 aggregate principal amount of our Renewable Unsecured Subordinated Notes to be issued under our previously filed Registration Statement on Form S-3 (File No. 333-47066).

          We also furnished information under Item 9 of Form 8-K pursuant to Regulation FD during the third quarter ended September 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              METRIS COMPANIES INC.
                                  (Registrant)


Date:   November 14, 2002                 By: /s/ David D. Wesselink
                                             -----------------------
                                             David D. Wesselink
                                             Vice Chairman
                                             Principal Financial Officer



Date:   November 14, 2002                 By: /s/ Mark P. Wagener
                                             --------------------
                                             Mark P. Wagener
                                             Senior Vice President, Controller
                                             Principal Accounting Officer

                                  Certification

I, Ronald N. Zebeck, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of Metris Companies
     Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;2.

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Ronald N. Zebeck
--------------------
Ronald N. Zebeck
Chairman and Chief Executive Officer
(Principal Executive Officer)

                                  Certification


I, David D. Wesselink, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of Metris Companies
     Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ David D. Wesselink
----------------------
David D. Wesselink
Vice Chairman
(Principal Financial Officer)