Form 10-K
period 2002-12-31
METRIS COMPANIES INC
filed 2003-03-31
CIK 1021061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 001-12351

Metris Companies Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	41-1849591 (I.R.S. Employer Identification No.)

10900 Wayzata Boulevard, Minnetonka, Minnesota 55305-1534

(Address of principal executive offices)

(952) 525-5020

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value Title of Each Class	New York Stock Exchange, Inc. Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002 was approximately $493,557,434 based upon the closing price of $8.31 on the New York Stock Exchange on that date.

          As of March 14, 2003, 57,657,924 shares of the Registrant’s Common Stock were outstanding and the aggregate market value of common stock held by non-affiliates of the Registrant on that date was approximately $76,887,744 based upon the closing price of $1.37 on the New York Stock Exchange on March 14, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of Metris Companies Inc. to be held on May 6, 2003, which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2002, are incorporated by reference in Part III.

PART I

Item 1.     Business

      Metris Companies Inc. (“MCI”) and its subsidiaries provide financial products and services throughout the United States. MCI was incorporated in Delaware on August 20, 1996, and completed an initial public offering in October 1996. MCI’s principal subsidiaries are Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank” or the “Bank”), Metris Direct, Inc. and Metris Receivables, Inc. MCI and its subsidiaries are referred to in this report as “we,” “us,” “our,” and the “Company.”

      We issue credit cards and thereby generate consumer loans through Direct Merchants Bank. Direct Merchants Bank obtains information about prospective customers from credit bureau information as well as from other third-party sources including other companies’ customer lists and databases.

      We also offer consumers a variety of enhancement services products, including credit protection products, membership program products, warranty products, third-party insurance, and list syndication products. We market our enhancement services to our credit card customers, customers of third parties and the broad market.

      Our business requires a high degree of liquidity. Thus, ensuring appropriate liquidity is, and will continue to be, at the forefront of our business objectives. Historically, we have funded our business through a variety of funding sources, including securitizations of our consumer loans, deposits, bank borrowings and debt issuances. However, recent downgrades in our debt ratings and the deterioration in our asset quality have reduced our access to funding and have resulted in higher funding costs and less favorable terms than were previously available to us. Economic, legal, regulatory, accounting and tax changes might also make future securitizations and other sources of funding more difficult, less efficient, more expensive or unavailable.

      We rely heavily on the securitization of our consumer loans for funding, primarily by selling the loans either to our proprietary trust, the Metris Master Trust (the “Master Trust”), or to bank-sponsored single-seller and multi-seller commercial paper conduits. However, during the past 18 months the delinquency rate on our consumer loans and the rate at which our consumer loans are charged off as uncollectible have increased significantly. Poor performance of loans that have been securitized has resulted in higher required credit levels in the securitizations, which has diverted significant amounts of cash that otherwise would have been available to us. Continuing poor performance could result in a downgrade or the withdrawal of ratings on the outstanding securities issued in our securitizations, a further increase in credit enhancement levels or early amortization of our securitizations (early maturity of the Master Trust outstanding debt), which would have a material adverse effect on the Company.

      Historically, we also have relied on certificates of deposit (“CD”) issued by Direct Merchants Bank as a source of funding. However, we entered into an operating agreement with the Office of the Comptroller of the Currency (“OCC”) on March 18, 2003, under which we have agreed to reduce receivables at Direct Merchants Bank to no more than $550 million by December 31, 2003, and to zero by December 31, 2004. As a result, we do not anticipate issuing jumbo CDs in the foreseeable future.

      Upon entering into the agreement, Direct Merchants Bank declared and paid a dividend of $155 million to us on March 19, 2003. Furthermore, the agreement allows Direct Merchants Bank to declare and pay future dividends without prior approval by the OCC, provided such dividends are in compliance with OCC regulations. The operating agreement is discussed in more detail under “Regulation” on pages 20-22.

Strategy

      We are developing a strategic plan designed to address our underperformance and asset quality problems, to ensure appropriate liquidity and to rebuild our business. Since the later part of 2002, our corporate debt ratings, the Master Trust ratings and the ratings of Direct Merchants Bank have been downgraded. These downgrades reflect the losses we experienced in 2002, as well as deteriorating performance in the Master Trust. These downgrades and any future downgrades will have a negative effect on our ability to obtain funding. Further, the current economic, capital markets and regulatory environment increase our liquidity pressures and add to the difficulties we encounter in maintaining our liquidity position. As a result, access to funding may be at a higher cost and on terms less favorable to us than those previously available as a result of the deterioration in our financial performance and asset quality. One of our biggest challenges over the next year will be to continue to maintain adequate liquidity. To ensure appropriate liquidity, we recently haven taken a number of actions and intend to take additional actions, including the following:

•	On March 17, 2003 we obtained a $425 million extension through March 2004 of an $850 million conduit which was scheduled to mature in June of 2003. We also secured a $425 million conduit through March 2004, which will replace conduits and warehouse facilities scheduled to mature during March through May 2003. Furthermore, these conduits will provide for the financing of a term asset-backed securitization that is scheduled to mature in July 2003. The availability of funding under these facilities is subject to various conditions, including a net reduction of receivables in the Master Trust. Maturities of the conduits can accelerate in certain instances, including if net excess spreads in the Master Trust fall below certain levels.

•	On March 31, 2003, we obtained a commitment from Thomas H. Lee Equity Fund IV, L.P. (“THL Fund IV”) to provide a term loan to us in an aggregate amount of $125 million as a backup financing facility. During the past fiscal year we had in place a $270 million term loan and revolving credit facility. In connection with the conduit transactions discussed above, all availability under the $170 million revolving portion of this facility was terminated as of March 18, 2003, with the exception of $7.3 million of outstanding letters of credit. Term loans of $100 million remain outstanding under the facility and mature on June 30, 2003. We may refinance these loans with the backup facility provided by THL Fund IV. THL Fund IV’s obligation to provide this backup facility is subject to a number of conditions, and there can be no assurance that these conditions will be met.

      During the next year we intend to shrink the size of the receivables in the Master Trust by approximately $2.1 billion through lower credit card account acquisitions, attrition in the portfolio and third party sales as necessary. This reduction in the size of the portfolio will significantly reduce our need for additional bank conduits or the issuance of new asset-backed securities.

      In addition, we have recently taken the following actions to address our underperformance and asset quality problems:

•	We have significantly reduced new account marketing, tightened credit line increases to existing credit cardholders, and selectively repriced loans that exhibited increased risk levels.

•	We have tightened credit line increases that were extended under a credit line increase program implemented in February 2001. As a part of this credit line tightening, we have reduced our customer commitments by over $3.5 billion by closing inactive credit card accounts and reducing credit lines on higher risk credit card accounts in 2002; limited the availability of credit line increases to only the lowest risk customers; limited the issuance of new credit cards to high risk customers; and implemented new credit line management strategies.

•	On December 15, 2002, our Board of Directors terminated Ronald N. Zebeck as our Chairman and Chief Executive Officer and appointed David D. Wesselink to that position. Mr. Wesselink, who has more than 30 years of experience in the financial services industry, joined Metris as Chief Financial Officer in 1998 and was named Vice Chairman in 2000. Before joining Metris,

Mr. Wesselink was with Advanta Corp., which he joined in 1993 as Senior Vice President and Chief Financial Officer. Prior to Advanta, he held several positions at Household Finance Corp. and Household International, Inc. from 1971 to 1993, including Senior Vice President from 1986 to 1993, and Chief Financial Officer from 1982 to 1993.

•	On January 22, 2003, we reduced our workforce by approximately 180 employees in an effort to streamline and revitalize our operations. These workforce reductions are expected to result in an annualized cost savings of approximately $20.8 million. We will take a first quarter 2003 charge of approximately $4.9 million in connection with the reductions.

In addition to these recent initiatives, we continue to pursue our core business strategy. The four(4) principal components of our strategy are the following:

1.	Identify and solicit additional external prospects for credit cards.

      We intend to add credit card accounts through the use of our own internally developed risk models. We use a proprietary credit risk modeling system. By incorporating individual credit information from the major credit bureaus into this modeling system, we expect to generate additional customer relationships from external prospects.

2.	Use risk-based pricing.

      We determine the specific pricing for an individual’s credit card offer through the prospective customer’s risk profile and expected responsiveness prior to solicitation, and continually monitor and adjust pricing as the relationship continues, a practice known as “risk-based pricing.” We believe the use of risk-based pricing allows us to maximize the profitability of a customer relationship.

3.	Sell multiple products and services to each customer.

      We intend to use interactions with our customers to sell additional products, thereby leveraging our account acquisition costs and infrastructure. Currently, we focus our efforts on selling enhancement services products to our credit card customers and customers of third parties.

4.	Diversify product offerings to our customers.

      We segment markets to expand the success of our existing consumer lending and enhancement services products. We analyze the data in our proprietary database and the databases of others to determine the needs of our target markets. Then we develop, test and market these new products to our target markets.

Business Segments

      We measure performance and operate in two business segments:

•	Consumer Lending Products, which are primarily unsecured credit cards issued by Direct Merchants Bank; and

•	Enhancement Services, which include credit protection products, membership program products, warranty products, third-party insurance, and list syndication products.

      We generate income from our consumer lending products through:

•	interest and other finance charges assessed on outstanding credit card loans;

•	interchange fees and credit card fees (including annual membership, cash advance, overlimit and late fees)on outstanding credit card loans; and

•	servicing fees and excess spread on credit card loans sold to the Master Trust.

      The primary expenses of this business are:

•	the costs of funding the loans;

•	provisions for loan losses;

•	operating expenses, including employee compensation, account solicitation, and marketing expenses; and

•	data processing and servicing expenses.

      Profitability is affected by:

•	response and approval rates to solicitation efforts;

•	the size of our managed (owned and securitized) loan portfolios;

•	net interest income on loans, which is largely impacted by cost of funds;

•	credit card usage;

•	credit quality (delinquencies, bankruptcies and charge-offs);

•	credit card cancellations;

•	fraud losses; and

•	cardholder servicing expenses.

      Our consumer lending business primarily targets moderate-income consumers. We target and evaluate prospective customers in this market by using our proprietary scoring techniques, together with information obtained from credit bureaus and other third-party customer lists and databases, to determine a potential customer’s creditworthiness. We also use modeling techniques to evaluate the expected risk, responsiveness and profitability of each prospective customer, and to offer and price the products and services we believe to be appropriate for each customer. (See more detailed discussion under “Business Segments” on pages 4-19, and under Note 19 (“Segments”) on pages 89-91 of this Report.)

      Our enhancement services business derives benefits from our consumer lending business as we cross-sell enhancement services to our credit cardholders. Nonetheless, our two business segments are different with respect to the factors that affect profitability, including how income is generated and expenses are incurred. These differences require us to manage our operations separately.

      We receive revenue from our enhancement services through fees for those services.

      Expenses include costs of:

•	enrollment acquisition;

•	underwriting and claims servicing expenses;

•	commissions paid to third parties; and

•	operating expenses, including employee compensation.

      The primary factors that affect profitability for the enhancement services business are:

•	response rates to solicitation efforts;

•	returns or cancellation rates;

•	renewal rates; and

•	claims.

     Consumer Lending

     Products

      Our consumer lending products are primarily unsecured credit cards, including the Direct Merchants Bank MasterCard® and Visa®. We offer co-branded credit cards through partnerships with other companies. At December 31, 2002, we had approximately 3.9 million credit card accounts with approximately $11.4 billion in managed credit card receivables.

      Please note that when we refer to “managed” loans or other “managed” data, we are using information that includes securitized loan balances, delinquencies and credit losses related to those loans, and related finance charge and fee income, even though those balances, delinquencies, losses, charges and income are not on our financial statements as a result of the way in which we treat securitizations under accounting principles generally accepted in the United States (“GAAP”). We believe these numbers facilitate the analysis of our business, but they are not GAAP compliant. For more information regarding managed financial information, please see “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction and Recent Developments — Managed Financial Information.”

     Prospects

      Our primary sources of prospects for credit card offers are credit bureau queries and third-party customer lists and databases. Currently, our most significant source is the leads obtained from credit bureau queries. Other lists of non-prescreened names are purchased as well.

     Credit Scoring

      We use internally and externally developed models to supplement our evaluation of customers. These models help segment prospects into narrower ranges within each risk score provided by Fair, Isaac and Co. (“FICO”), allowing us to better evaluate individual credit risk and to tailor our risk-based pricing accordingly. We also use this segmentation to exclude certain individuals from our marketing solicitations.

      We generate external prospects from lists obtained from the major credit bureaus based on criteria established by us, as well as from other third-party sources. We use proprietary models and additional analysis in conjunction with the files obtained from credit bureaus to further segment prospects based upon their likelihood of default.

      We believe our methods are effective in further segmenting and evaluating risk within risk score bands. We continue to use the results of our analysis of prospects to adjust the proprietary models to determine the pricing for various segments and to exclude certain segments from subsequent direct marketing efforts.

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

     Solicitation

      Prospects for solicitation include both external prospects and customers of third parties. We contact prospects on a nationwide basis primarily through pre-screened direct mail, invitations to apply and telephone solicitations. We receive responses to our solicitations, perform fraud screening, verify name and address changes, and obtain any information which may be missing from the application. We then make the credit decisions and approve, deny or begin the exception processing. We process exceptions for, among other things, derogatory credit bureau information and fraud warnings. Our credit analysts process exception applications based on policies approved by our credit policy committee.

     Pricing

      Through risk-based pricing, we price credit card offers based on a prospect’s risk profile. We evaluate a prospect to determine credit needs, credit risk and existing credit availability, and then develop a customized offer that includes the most appropriate product, brand, pricing and credit line. We have numerous pricing structures on our credit card products. After credit card accounts are opened, we periodically monitor customers’ internal and external credit performance and recalculate delinquency, profitability and attrition predictors. As customers evolve through the credit life cycle and are regularly rescored, the lending relationship may evolve to include more or less restrictive pricing and product configurations.

     Age of Portfolio

      The following tables set forth, as of December 31, 2002 and 2001, the number of credit card accounts and the amount of outstanding loans based on the age of the owned accounts. (Accounts in acquired portfolios are presented based on when the account was originated with the previous issuer.)

2002

				Percentage of
	Number	Percentage	Loans	Loans
Age Since Origination	of Accounts	of Accounts	Outstanding	Outstanding

	(Dollars in thousands)
0-6 Months	258,100	31.1%	$239,761	28.3%
7-12 Months	114,749	13.8%	145,096	17.1%
13-18 Months	45,250	5.4%	19,000	2.3%
19-24 Months	29,304	3.5%	23,489	2.8%
25-36 Months	135,971	16.4%	140,789	16.6%
37+ Months	247,163	29.8%	278,282	32.9%

Total	830,537	100.0%	$846,417	100.0%

2001

				Percentage of
	Number	Percentage	Loans	Loans
Age Since Origination	of Accounts	of Accounts	Outstanding	Outstanding

	(Dollars in thousands)
0-6 Months	419,586	21.2%	$337,840	12.2%
7-12 Months	269,831	13.7%	478,649	17.4%
13-18 Months	297,057	15.0%	496,114	18.0%
19-24 Months	324,656	16.4%	534,486	19.4%
25-36 Months	145,054	7.3%	223,041	8.1%
37+ Months	521,171	26.4%	686,633	24.9%

Total	1,977,355	100.0%	$2,756,763	100.0%

      The following tables set forth, as of December 31, 2002 and 2001, the number of credit card accounts and the amount of outstanding loans based on the age of the managed accounts (includes investors’

interests in securitized loans). (Accounts in acquired portfolios are presented based on when the account was originated with the previous issuer.)

2002

				Percentage of
	Number of	Percentage	Loans	Loans
Age Since Origination	Accounts	of Accounts	Outstanding	Outstanding

	(Dollars in thousands)
0-6 Months	327,959	8.4%	$363,949	3.2%
7-12 Months	323,314	8.2%	569,547	5.0%
13-18 Months	336,137	8.6%	797,340	7.0%
19-24 Months	310,517	7.9%	779,608	6.8%
25-36 Months	724,112	18.4%	1,850,716	16.2%
37+ Months	1,906,512	48.5%	7,059,026	61.8%

Total	3,928,551	100.0%	$11,420,186	100.0%

2001

				Percentage of
	Number of	Percentage	Loans	Loans
Age Since Origination	Accounts	of Accounts	Outstanding	Outstanding

	(Dollars in thousands)
0-6 Months	587,942	11.9%	$580,410	4.9%
7-12 Months	466,773	9.5%	760,300	6.3%
13-18 Months	552,678	11.2%	981,056	8.2%
19-24 Months	547,183	11.1%	1,167,580	9.7%
25-36 Months	613,626	12.5%	1,778,055	14.8%
37+ Months	2,161,177	43.8%	6,724,383	56.1%

Total	4,929,379	100.0%	$11,991,784	100.0%

      Historically, we have distributed internally originated customer accounts between the owned portfolio and accounts included in the Master Trust on a random basis. Acquired portfolios, as well as our secured card and partner programs, were generally included in the owned credit card portfolio until they could be securitized. During 2002, we sold approximately $2.3 billion of credit card loans from Direct Merchants Bank to the Master Trust. As a result, the age of our receivables on an owned basis is younger than on a managed basis. On an owned basis, the percentage of accounts and percentage of outstanding balances greater than two years since origination as of December 31, 2002 were 46.2% and 49.5%, versus 66.9% and 78.0% on a managed basis. As of December 31, 2001, the percentage of accounts and percentage of outstanding balances on the owned portfolio greater than two years since origination were 33.7% and 33.0%, versus 56.3% and 70.9% on a managed basis.

Geographic Distribution

      We solicit credit card customers on a national basis and, therefore, maintain a geographically diversified portfolio. The following tables show the distribution of managed accounts and amount of managed outstanding loans by state as of December 31, 2002 and 2001.

2002

				Percentage of
	Number	Percentage	Loans	Loans
State	of Accounts	of Accounts	Outstanding	Outstanding

	(Dollars in thousands)
California	558,353	14.2%	$1,420,177	12.4%
New York	354,041	9.0%	957,252	8.4%
Texas	335,975	8.5%	937,857	8.2%
Florida	297,946	7.6%	821,109	7.2%
Illinois	168,325	4.3%	458,095	4.0%
Ohio	149,153	3.8%	444,954	3.9%
Pennsylvania	138,433	3.5%	395,338	3.5%
New Jersey	137,238	3.5%	353,093	3.1%
Michigan	112,358	2.9%	328,084	2.9%
Georgia	100,817	2.6%	308,870	2.7%
Virginia	99,682	2.5%	296,237	2.6%
All others(1)	1,476,230	37.6%	4,699,120	41.1%

Total	3,928,551	100.0%	$11,420,186	100.0%

2001

				Percentage of
	Number of	Percentage	Loans	Loans
State	Accounts	of Accounts	Outstanding	Outstanding

	(Dollars in thousands)
California	684,964	13.9%	$1,487,384	12.4%
New York	426,585	8.7%	1,001,146	8.4%
Texas	407,072	8.3%	963,379	8.0%
Florida	354,529	7.2%	866,722	7.2%
Illinois	210,230	4.3%	493,124	4.1%
Ohio	186,421	3.8%	483,621	4.0%
Pennsylvania	161,812	3.3%	407,574	3.4%
New Jersey	156,847	3.2%	354,337	3.0%
Michigan	135,341	2.7%	338,404	2.8%
Georgia	123,223	2.5%	320,815	2.7%
Virginia	122,899	2.5%	313,126	2.6%
All others(1)	1,959,456	39.6%	4,962,152	41.4%

Total	4,929,379	100.0%	$11,991,784	100.0%

(1)	No other state accounts for more than 2.5% of managed loans outstanding.

Credit Lines

      When we approve a credit application, we use automated screening, modeling and credit-scoring techniques to establish an initial credit line based on the individual’s risk profile. We may, at any time and without prior notice to a cardholder, prevent or restrict further credit card use by the cardholder, usually as a result of poor payment performance or our concern over the creditworthiness of the cardholder. We manage credit lines based on the results of the behavioral scoring analysis, and in accordance with our internally established criteria. These analytic models automatically and regularly assign credit line increases and decreases to individual customers, as well as determine the systematic collection steps to be taken at the various stages of delinquency. We use these models to manage the authorization of each transaction, as well as the collections strategies used for non-delinquent accounts with balances above their assigned credit lines.

      The following tables set forth information with respect to credit limit and account balance ranges of our owned credit card loan portfolio as of December 31, 2002 and 2001.

2002

			Percentage
	Number of	Loans	of Loans		Percentage
Credit Limit Range	Accounts	Outstanding	Outstanding	Open to Buy	Utilized

	(Dollars in thousands)
$1,000 or Less	139,884	$47,140	5.6%	$34,572	57.7%
$1,001-$2,000	113,501	78,056	9.2%	104,949	42.7%
$2,001-$3,500	157,637	144,377	17.1%	312,052	31.6%
$3,501-$5,000	145,540	165,726	19.6%	493,234	25.1%
$5,001-$10,000	223,726	333,843	39.4%	1,385,217	19.4%
Over $10,000	50,249	77,275	9.1%	582,431	11.7%

Total	830,537	$846,417	100.0%	$2,912,455	22.5%

2001

			Percentage
	Number of	Loans	of Loans		Percentage
Credit Limit Range	Accounts	Outstanding	Outstanding	Open to Buy	Utilized

	(Dollars in thousands)
$1,000 or Less	285,573	$135,685	4.9%	$65,236	67.5%
$1,001-$2,000	300,827	253,301	9.2%	234,328	51.9%
$2,001-$3,500	392,914	471,482	17.1%	664,365	41.5%
$3,501-$5,000	330,690	506,166	18.3%	943,968	34.9%
$5,001-$10,000	511,596	930,876	33.8%	2,896,001	24.3%
Over $10,000	155,755	459,253	16.7%	1,493,769	23.5%

Total	1,977,355	$2,756,763	100.0%	$6,297,667	30.4%

2002

			Percentage
	Number of	Loans	of Loans			Percentage
Account Balance Range	Accounts	Outstanding	Outstanding		Open to Buy	Utilized

	(Dollars in thousands)
Credit Balance	12,188	$(1,532)	(0.2%	)	36,696	(4.4%	)
No Balance	361,513	—	—		1,869,805	—
$1,000 or Less	217,083	92,536	10.9%		583,589	13.7%
$1,001-$2,000	92,070	133,958	15.8%		179,495	42.7%
$2,001-$3,500	73,462	196,383	23.2%		129,697	60.2%
$3,501-$5,000	37,669	158,952	18.8%		60,824	72.3%
$5,001-$10,000	33,734	232,683	27.5%		48,743	82.7%
Over $10,000	2,818	33,437	4.0%		3,606	90.3%

Total	830,537	$846,417	100.0%		$2,912,455	22.5%

2001

			Percentage
	Number of	Loans	of Loans			Percentage
Account Balance Range	Accounts	Outstanding	Outstanding		Open to Buy	Utilized

	(Dollars in thousands)
Credit Balance	23,973	$(2,757)	(0.1%	)	$79,986	(3.6%	)
No Balance	667,750	—	—		3,548,784	—
$1,000 or Less	542,734	253,622	9.2%		1,398,772	15.4%
$1,001-$2,000	267,326	408,001	14.8%		474,256	46.3%
$2,001-$3,500	231,103	647,839	23.5%		388,647	62.5%
$3,501-$5,000	124,025	540,326	19.6%		211,318	71.9%
$5,001-$10,000	107,181	744,326	27.0%		183,097	80.3%
Over $10,000	13,263	165,406	6.0%		12,807	92.8%

Total	1,977,355	$2,756,763	100.0%		$6,297,667	30.4%

      The following tables set forth information with respect to credit limit and account balance ranges of our managed loan portfolio (includes investors’ interests in loans securitized) as of December 31, 2002 and 2001.

2002

			Percentage
	Number of	Loans	of Loans		Percentage
Credit Limit Range	Accounts	Outstanding	Outstanding	Open to Buy	Utilized

	(Dollars in thousands)
$1,000 or Less	332,583	$135,528	1.2%	$63,716	68.0%
$1,001-$2,000	396,278	412,759	3.6%	238,865	63.3%
$2,001-$3,500	597,545	1,015,252	8.9%	744,739	57.7%
$3,501-$5,000	635,676	1,412,084	12.4%	1,457,913	49.2%
$5,001-$10,000	1,385,836	4,915,617	43.0%	5,671,671	46.4%
Over $10,000	580,633	3,528,946	30.9%	3,832,989	47.9%

Total	3,928,551	$11,420,186	100.0%	$12,009,893	48.7%

2001

			Percentage
	Number of	Loans	of Loans		Percentage
Credit Limit Range	Accounts	Outstanding	Outstanding	Open to Buy	Utilized

	(Dollars in thousands)
$1,000 or Less	480,909	$224,381	1.9%	$102,657	68.6%
$1,001-$2,000	566,593	535,634	4.5%	396,326	57.5%
$2,001-$3,500	774,180	1,130,378	9.4%	1,123,276	50.2%
$3,501-$5,000	768,475	1,463,003	12.2%	1,882,893	43.7%
$5,001-$10,000	1,585,518	4,598,526	38.3%	6,959,736	39.8%
Over $10,000	753,704	4,039,862	33.7%	5,213,070	43.7%

Total	4,929,379	$11,991,784	100.0%	$15,677,958	43.3%

2002

			Percentage
	Number of	Loans	of Loans			Percentage
Account Balance Range	Accounts	Outstanding	Outstanding		Open to Buy	Utilized

	(Dollars in thousands)
Credit Balance	55,177	$(5,608)	(0.1%	)	$239,405	(2.4%	)
No Balance	799,403	—	—		4,537,646	—
$1,000 or Less	810,656	346,158	3.1%		3,122,676	10.0%
$1,001-$2,000	489,361	743,566	6.5%		1,185,350	38.5%
$2,001-$3,500	557,843	1,567,766	13.7%		1,142,500	57.8%
$3,501-$5,000	406,831	1,796,085	15.7%		739,220	70.8%
$5,001-$10,000	647,042	4,840,182	42.4%		941,960	83.7%
Over $10,000	162,238	2,132,037	18.7%		101,136	95.5%

Total	3,928,551	$11,420,186	100.0%		$12,009,893	48.7%

2001

			Percentage
	Number of	Loans	of Loans			Percentage
Account Balance Range	Accounts	Outstanding	Outstanding		Open to Buy	Utilized

	(Dollars in thousands)
Credit Balance	58,543	$(5,833)	(0.1%	)	$242,223	(2.5%	)
No Balance	1,256,609	—	—		6,873,754	—
$1,000 or Less	1,021,506	449,257	3.8%		3,399,474	11.7%
$1,001-$2,000	602,868	902,550	7.5%		1,349,979	40.1%
$2,001-$3,500	643,048	1,764,114	14.7%		1,382,680	56.1%
$3,501-$5,000	464,559	1,976,179	16.5%		998,741	66.4%
$5,001-$10,000	728,695	5,098,756	42.5%		1,310,998	79.5%
Over $10,000	153,551	1,806,761	15.1%		120,109	93.8%

Total	4,929,379	$11,991,784	100.0%		$15,677,958	43.3%

      In February 2001, the Company initiated a targeted credit line increase program to a large portion of the portfolio. The decision to implement the program was made based upon the following:

•	Competitive credit line pressures and the risk of high attrition from the core customer group; and

•	A decision to focus growth and investment on our existing customers as opposed to prospective customers due to an uncertain external economic environment and other indicators.

      In total, this program generated 1.6 million credit line increases from February 2001 through September 2001, generating over $4.5 billion in available credit from the credit line increases. As of December 31, 2002, approximately $1.4 billion in additional loan balances have been generated from the program.

      Contributing to our increased delinquencies and losses during 2002 was the credit line increase program implemented in 2001 to our existing cardholders. This program resulted in higher average balances per account as customers utilized the additional credit line provided. These increased balances per account also resulted in higher balances per delinquent and charged-off account, causing our charge-offs and delinquencies to rise during 2002. The average balance per charged-off account in 2001 was $3,000 compared to $4,700 in 2002. As a result, significant programs have been implemented across the portfolio to reduce the available credit, including:

•	over $3.5 billion of customer commitments were eliminated by closing inactive credit card accounts and reducing credit lines on high risk accounts in 2002;

•	the limitation of overlimit authorization expansion to only the lowest risk customers;

•	the limitation on issuance of new credit card plastics and account access to high risk customers; and

•	the implementation of new credit line management strategies across the portfolio for both credit line increases and decreases.

      As of December 31, 2002, on an owned basis, 9.1% of the outstanding receivable balance relates to cardholders with credit limits in excess of $10,000 as compared to 30.9% on a managed basis. On an owned basis, 48.5% was outstanding to cardholders with credit limits in excess of $5,000, compared to 73.9% on a managed basis. As of December 31, 2001, on an owned basis, 16.7% of the outstanding receivable balance relates to cardholders with credit limits in excess of $10,000 as compared to 33.7% on a managed basis. On an owned basis 50.5% of the credit card portfolio was outstanding to cardholders with credit limits in excess of $5,000, compared to 72.0% on a managed basis. The difference in the above distributions between the owned and managed credit card portfolios primarily reflects the generally younger accounts that are in the owned credit card portfolio, as well as the mix of secured card receivables in the owned credit card portfolio.

      The banking regulators have issued guidelines to further segregate a credit card issuer’s loan portfolio between subprime loans (loans to consumers who have a FICO credit score of 660 or less) and prime loans (loans to consumers with FICO scores in excess of 660). The banking regulators deem subprime loans to have higher credit risk and, therefore, require higher levels of capital and allowance for loan losses. Subprime receivables on an owned basis were $447.3 million or 52.9% of the owned credit card portfolio as of December 31, 2002, compared to $1.6 billion or 59.2% of the owned credit card portfolio as of December 31, 2001. The amount of subprime receivables on a managed basis was $7.1 billion or 62.3% of the managed credit card portfolio as of December 31, 2002, compared to $7.3 billion or 60.6% of the managed credit card portfolio as of December 31, 2001.

      Overall, the Company believes that the credit quality in the owned credit card portfolio is generally similar to the managed credit card portfolio. Delinquent loans for the owned credit card portfolio were 0.9% and 10.1% as of December 31, 2002 and 2001, versus 11.0% and 9.4% on a managed basis. Net principal charge-offs in the owned credit card portfolio were 24.9% and 14.5% for the years ended December 31, 2002 and 2001, versus 15.5% and 10.9% respectively on a managed basis. The large decrease in delinquent loans as of December 31, 2002, on an owned basis was due to the sale of approximately $120 million of delinquent receivables. The sale resulted in a charge-off of $101.5 million.

     Servicing, Billing and Payment

      We have established a relationship with First Data Resources, Inc. (“FDR”) for cardholder processing services. FDR is a subsidiary of First Data Corporation, a provider of information processing and related services, including cardholder processing (services for financial institutions which issue credit cards to consumers), and merchant processing (services for financial institutions which make arrangements with merchants for the acceptance of credit cards as methods of payment). FDR provides the following services to us:

•	data processing;

•	credit card reissuance;

•	monthly statements; and

•	interbank settlement.

      We handle the following functions internally:

•	applications processing; and

•	back office support for mail inquiries and fraud management.

      We handle most inbound customer service telephone calls for our customer base. We outsource overflow customer service calls to FDR during peak operation periods. In addition, we process a portion of our customer payments, including all payments with exceptions. All other payments are processed by Household Credit Services (“Household”). Customer payments are routed to one of three Household locations based on the customer’s zip code. All payments received by 5:00 p.m. (Eastern time) are processed and dated that day. Any payments received after 5:00 p.m. (Eastern time) are posted the following day.

      We generally assess periodic finance charges on an account if the cardholder has not paid the balance in full from the previous billing cycle. We base these finance charges on the average daily balance outstanding on the account during the monthly billing cycle.

      We do not impose a finance charge on purchases if cardholders pay the entire balance on the account by the due date. If we are not paid in full prior to the due date, which is generally 25 days after the statement cycle date and applicable grace period, we impose finance charges on all purchases from the date the transaction posted to the cardholders account to the statement cycle date. We also impose finance charges on each cash advance from the day we make the advance until the cardholder pays the advance in full.

      We assess an annual fee on some credit card accounts. We may waive the annual fee, or a portion thereof, in connection with the solicitation of new accounts depending on the credit terms offered, which we determine based on the prospect’s risk profile prior to solicitation, or when we determine a waiver to be appropriate considering the account’s overall profitability. In addition to the annual fee, we charge other fees, including:

•	a late fee with respect to any unpaid monthly balance if we do not receive the required minimum monthly payment by the due date;

•	a cash advance fee for most cash advances;

•	a fee with respect to each check submitted by a cardholder in payment of an account, which the cardholder’s bank does not honor;

•	an overlimit charge consistent with the cardholder agreement if, at any time during the billing cycle, the total amount owed exceeds the cardholder’s credit limit; and

•	card processing fees for some credit card offers.

      Each cardholder is subject to an agreement governing the terms and conditions of his or her account. Pursuant to the agreement, we reserve the right to change or terminate certain terms, conditions, services and features of the account (including periodic finance charges, late fees, returned check charges and any other charges, and the minimum payment), subject to the conditions set forth in the cardholder agreement.

      FDR sends monthly billing statements to cardholders on our behalf. When we establish an account, we assign a billing cycle to that account. Each of these cycles has a separate monthly billing date based on the business day of the calendar month on which the cycle begins. Each month, we send a statement to all cardholders whose accounts have an outstanding balance greater than $1. All cardholders with open accounts must make a minimum monthly payment, generally the greater of: $15, 2.5% of the outstanding balance, the finance charge or the balance of the account if the balance is less than $15, plus any past due amount. If we do not receive the minimum payment by the due date, we consider the account delinquent.

      Most merchant transactions by cardholders are authorized online. The remaining transactions generally are low dollar amounts, typically below $50. All authorizations are handled through FDR’s adaptive control and fraud detection systems.

      To monitor accounts and authorizations for potential fraudulent activity, we utilize the Falcon® fraud detection neural net system. This product scores authorizations and allows for development of rules-based strategies to queue decision authorizations based on a calculated fraud risk. Accounts suspected as fraud via the scoring model, or rules-based queues, are blocked until the activity can be verified with the cardholder. This process targets all main fraud types including lost/stolen, non receipt, fraud application, counterfeit, account takeover, cardholder not present, and check kiting fraud.

     Delinquency, Collections and Charge-offs

      We consider an account delinquent if we do not receive a payment by the payment due date. Past due accounts are re-aged to current status only after we receive at least three minimum payments or the equivalent cumulative amount. Accounts can only be re-aged to current status once every twelve months and two times every five years. Accounts entering long-term fixed payment forbearance programs (“workout re-age”) may receive a workout re-age upon entering the Debt Management Program. Workout re-ages can only occur after receipt of at least three consecutive minimum monthly payments, or the equivalent cumulative amount as defined by the Debt Management Program. Workout re-ages can only occur once in five years.

      We handle collections internally, and we determine the appropriate collection action to take by using FDR’s adaptive control system, which continually monitors all delinquent accounts. We close accounts that become 60 days contractually delinquent. We charge-off and take accounts as a loss either:

•	within 60 days of formal notification of bankruptcy;

•	at the end of the month during which most unsecured accounts become contractually 180 days past due;

•	at the end of the month during which unsecured accounts that have entered into a credit counseling or other similar program and later become contractually 120 days past due;

•	at the end of the month during which secured accounts become contractually 120 days past due; or

•	when identified as fraud losses no later than 90 days from discovery.

      We enter into forward flow agreements with third parties for the sale of receivables on a majority of our charged-off accounts. We also refer charged-off accounts to our recovery unit for coordination of collection efforts to recover the amounts owed. When appropriate, we place accounts with external collection agencies or attorneys.

     Asset Securitizations and Other Funding Vehicles

      We securitize consumer loans in order to manage our total cost of funds. Our securitizations involve packaging and selling pools of both current and future receivable balances on credit card accounts, in which we retain the servicing of such receivables. Our securitizations are treated either as sales or collateralized borrowing agreements under accounting principles generally accepted in the United States of America. The securitized receivables accounted for as sales are removed from our balance sheet.

      We primarily securitize receivables by selling the receivables either to the Master Trust, or to bank-sponsored single-seller and multi-seller commercial paper conduits.

     The Master Trust

      The Master Trust was formed in May 1995 pursuant to a pooling and servicing agreement, as amended. Metris Receivables, Inc. (“MRI”), one of our special purpose entity subsidiaries, transfers receivables in designated accounts to the Master Trust. The Master Trust may, and does from time to time, issue securities that represent undivided interests in the receivables in the Master Trust. These securities are issued by series and each series typically has multiple classes of securities, each series or class within a series may have different terms. The different classes of an individual series are structured to obtain specific debt ratings. As of December 31, 2002, 12 series of publicly issued securities were outstanding. MRI currently retains the most subordinated class of securities in each series and all other classes are issued to nonaffiliated third parties. These securities are interests in the Master Trust only and are not obligations of MRI, MCI, Direct Merchants Bank, or any other subsidiary of the Company. The interest in the Master Trust not represented by any series of securities issued by the Master Trust also belongs to MRI and is known as the transferor interest.

      Generally, each series involves an initial reinvestment period, referred to as the “revolving period,” in which principal payments on receivables allocated to such series are returned to MRI and reinvested in new principal receivables arising in the accounts. After the revolving period ends, principal payments allocated to the series are then accumulated and used to repay the investors. This period is referred to as the “accumulation period,” and is followed by a “controlled amortization period” wherein investors are repaid their invested amount. Currently, the Master Trust does not have any series in an accumulation period or controlled amortization period. The scheduled accumulation and amortization periods are set forth in the agreements governing each series. However, all series set forth certain events by which accumulation and amortization can be accelerated, referred to as “early amortization.” Usually, this would occur if (i) one or three-month average of portfolio collections, less principal and finance charge charge-offs, financing costs and servicing costs, would drop below certain levels, (ii) negative transferor’s interest within the Master Trust or (iii) failure to obtain funding during an accumulation period for a maturing term asset-backed securitization. New receivables in designated accounts cannot be funded from a series that is in early amortization. We currently do not have any series that are in early amortization.

      In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Master Trust. This restricted cash provides additional security to the investors in the Master Trust. We reflect cash restricted from release in the Master Trust as “other receivables due from credit card securitizations, net” in the consolidated balance sheet. The triggers are related to the performance of the Master Trust, specifically the average of net excess spread over a one to three-month period.

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

     Bank-Sponsored Conduit Programs

      We maintain flexibility in our current funding program by maintaining primarily bank-sponsored commercial paper conduits. These conduits purchase an interest in receivables arising in designated accounts. These transactions also feature a revolving period in which principal payments on receivables allocated to the conduits are returned to us and reinvested in new receivables. These agreements also have early amortization triggers (see above discussion under Master Trust). Finance charge collections are used to pay certain obligations, including servicing fees, interest on the principal amount of the conduits investment in the applicable receivables, and recouping charge-offs. After such allocation, remaining finance charge collections, if any, are returned to us.

      Additional information regarding asset securitization is set forth under “Liquidity, Funding and Capital Resources” on pages 50-55 of this Report.

     Bank-Sponsored Deposit Programs

      Direct Merchants Bank has issued jumbo certificates of deposit (“CD”) in increments of $100,000 through registered investment brokers. The broker is responsible for customer service, information distribution, customer record maintenance and tax reporting. The jumbo CDs have fixed interest rates and original maturities ranging from six months to five years.

      Direct Merchants Bank also has offered jumbo CDs directly to investors via advertising in local and national newspapers, in addition to posting rates on several websites. The direct program is run in conjunction with the above-referenced brokered program and has similar terms.

      Under the OCC operating agreement, the Company has agreed to reduce receivables at Direct Merchants Bank to no more than $550 million by December 31, 2003, and to zero by December 31, 2004. As a result, we do not anticipate issuing jumbo CDs in the foreseeable future.

Enhancement Services

      We market enhancement services in three principal lines of business:

      Credit protection products, including:

•	credit account protection benefits arising from death, involuntary unemployment, disability or family leave; and

•	third-party credit life insure directly to our cardholders.

      Membership program products, including:

•	membership benefit programs in categories such as credit bureau monitoring, fraud prevention and resolution, travel, credit card purchase protection, automotive roadside assistance, discounted health services and entertainment products.

      Warranty and other products, including:

•	extended service plans for third-party retail products;

•	warranties for the home, appliances and electronics;

•	third-party insurance; and

•	list syndication.

      We currently market the following programs:

     Credit Protection Products

      Credit protection and insurance products sold exclusively to Direct Merchants Bank credit cardholders including:

Account Protection PlusSM is a program that will waive the balance of a customer’s Direct Merchants Bank credit card account (up to the credit limit) in the event of the cardholder’s death. It further protects the credit card account in the event of involuntary unemployment, disability or the need to take a Family Medical Leave Act leave-of-absence from employment. In these situations, the customer’s account is “frozen” with no payments due or interest accruing up to the maximum period of time permissible for each event.

Account Benefit Plan is a program that will waive the balance of a customer’s Direct Merchants Bank credit card account (up to the credit limit) in the event of the cardholder’s death.

Credit Life Insurance offers our credit cardholders traditional life insurance benefits that will pay the balance of the Direct Merchants Bank credit card account in the event of the cardholder’s death. Additional coverage may be available on a state-by-state basis that will pay the minimum payment due on the covered credit card account in the event of unemployment or disability. The insurance benefits are offered by insurance companies that re-insure those policies with ICOM Limited, our captive insurance subsidiary.

     Membership Program Products

      Membership program products are sold to cardholders of Direct Merchants Bank, customers of third-party partners and directly to consumers, and include the following:

DirectAlert® helps members monitor and review their credit bureau report through the following benefits:

•	unlimited access to their credit bureau report in easy-to-read paper or online formats;

•	regular monitoring updates detailing changes in their credit bureau report;

•	information about inquiries or new trade lines opened in their name; and

•	access to expert information to assist with handling disputes.

Fraud Alert ServicesSM provides members with the comprehensive ability to manage the risks associated with the sudden loss of personal financial information. Members receive personal computer firewall software to protect their home computers from attacks by hackers. If credit cards are lost or stolen, members can have all their credit card issuers notified with a single call and emergency cash or airline tickets can be delivered to travelers away from home. Should any member become the victim of identity theft, experts will help members resolve these issues by assisting with law enforcement officials, credit bureaus and other necessary parties.

RoadSaverSM provides members with emergency roadside assistance, an automotive mechanic helpline, customized trip planning, and car buyer information services. Members are covered regardless of the car in which they are travelling, and a single RoadSaverSM membership covers all household family members.

TripSaverSM gives members a broad array of travel benefits — such as access to a full-service travel agency, driving vacation packages, restaurant and entertainment discounts, automotive maintenance rebates, and other special travel offers.

Total Advantage HealthSM provides members access to discounts on doctor visits, prescriptions, dental treatments, eyewear, hearing aids, vitamins, and chiropractic or alternative health visits.

Inside AccessSM offers discounted tickets to sporting events, concerts, theater productions and special members-only events, including savings on theme parks, movies, dining and online shopping.

     Warranty and Other Products

      Extended Service Plans. We issue and administer extended service plans that provide warranty coverage beyond the manufacturer’s warranty period. In general, the extended service plans that we issue and administer provide customers with the right to have their covered purchases repaired, replaced, or in certain circumstances, the purchase price of the product refunded, within limits that we determine. Extended service plans we offer include the following:

PurchaseShield® is an extended service plan that offers various levels of purchase protection to members. Eligible purchases made on members’ credit cards are protected with the following benefits:

•	extended manufacturer’s warranty;

•	sale price protection; and

•	product return guarantee.

In addition, PurchaseShield® offers members a household repair rebate that can be used on certain in-home electro-mechanical item repairs. This program is administered internally, and all revenues and expenses are our responsibility.

ServiceEdge® is an extended service plan issued and administered by us for consumer electronics and other electro-mechanical items. ServiceEdge® customers have the right to have their purchases repaired or replaced in the event of electrical or mechanical failure, or defects in materials and workmanship for covered events after the manufacturer’s warranty expires. This plan historically was sold to customers of Fingerhut Companies Inc., and is in the run-off stage. We issued and administered the ServiceEdge® programs over a period of up to three years based on the original term purchased by the consumer. We are responsible for all claims made during this period.

Home ServiceEdgeSM covers repairs for up to 11 major home appliances and systems. It is marketed to homeowners or consumers who have responsibility for the upkeep of their kitchen and utility appliances, and home heating/cooling systems. The plan will assist the customer in locating and arranging for repair service for covered products. In the event that a covered product cannot be fixed, we will pay a set dollar amount towards replacement of the product. Home ServiceEdgeSM offers several different coverage and price point options to customers based on their individual need.

      Third-Party Insurance Products. We cooperate with a variety of insurance companies to sell their regulated products to Direct Merchants Bank customers. These transactions may follow different constructs. In the simplest, the insurance company pays us a fee for access to a select list of cardholders and the opportunity to leverage Direct Merchants Bank’s name during solicitation and billing processes that we support. When it is in our best interest, we acquire the marketing margin associated with product sales. In this construct, our licensed insurance agency subsidiary, MES Insurance Agency, LLC, manages all customer solicitation and its expense in exchange for a commission. Lastly, in low-risk products, our captive insurance subsidiary, ICOM Limited, re-insures the risk of the policies sold. This may range from a minority percentage to all risk of loss. In this situation, the administrative costs of servicing the policies are borne by us.

      List Syndication. We cooperate with a variety of third-party partners to sell their products to Direct Merchants Bank customers. These transactions may follow different constructs. Generally, the partner pays us a fee for access to a select list of cardholders and the opportunity to leverage Direct Merchants Bank’s name during solicitation and billing processes that we support.

Competition

      As a marketer of consumer lending products, we compete with numerous providers of financial services. Our credit card business competes with national, regional and local bankcard issuers, as well as other general-purpose credit and debit card issuers. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features; as a result, customer loyalty is often limited. However, we believe that our strategy of focusing on the moderate-income sector and our proprietary prospect database, proprietary models and internal credit scores allow us to compete effectively in the market for moderate-income cardholders. There are numerous competitors in the enhancement services market, including insurance companies, financial services institutions and other membership-based or consumer-enhancement service providers.

Regulation

     The Company and Direct Merchants Bank

      Direct Merchants Bank is a limited purpose credit card bank chartered as a national banking association. It is a member of the Federal Reserve System. Its deposits are insured by the Bank Insurance Fund which is administered by the FDIC and it is subject to comprehensive regulation and periodic examination by the OCC, its primary regulator. It is also subject to regulation by the FDIC, as a back-up regulator. Direct Merchants Bank is not a “bank” as defined under the Bank Holding Company Act of 1956 (“BHCA”), as amended, because it:

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

      If Direct Merchants Bank failed to meet the credit card bank criteria described above, its status as an insured bank would make us subject to the provisions of the BHCA.

      The OCC establishes operating guidelines for national banks, to which Direct Merchants Bank is subject. On January 31, 2001, the OCC, Federal Reserve Board, FDIC and Office of Thrift Supervision jointly issued their “Expanded Guidance for Subprime Lending Programs,” which subject subprime lending institutions to closer examination scrutiny in order to ensure that their programs have appropriate risk management controls and capital support. Under the expanded guidance, the allowance for loan losses required for subprime loans must be sufficient to absorb at least all estimated credit losses on outstanding balances over the current operating cycle. Each subprime lender is responsible for quantifying the amount of capital needed to offset the additional risk in subprime lending activities, and for fully documenting the methodology and analysis supporting the amounts specified. Since the issuance of the expanded guidance, OCC examiners have required Direct Merchants Bank to hold capital against subprime portfolios in an amount that is two times greater than what is considered appropriate for non-subprime assets of a similar type.

      In December 2002, the Federal Financial Institutions Examination Council (“FFIEC”) issued guidance on the accounting treatment of Accrued Interest Receivables (“AIR”) related to credit card securitizations. AIR typically consists of a seller’s retained interest in the investor’s portion of the accrued and billed fees and finance charges and the right to finance charges accrued but not yet billed. The guidance requires AIR to be recorded on the balance sheet as a retained beneficial interest. Accordingly, we reclassified accrued but unbilled finance charges on our balance sheet from “other receivables due from securitizations, net” and “other assets” to “retained interests in loans securitized.”

      In January 2003, the FFIEC issued guidance with respect to account management, risk management, and loss allowance practices for institutions engaged in credit card lending. The guidance provides requirements for certain operational and accounting policies which are designed to bring consistency in practice between institutions. At this time we are reviewing the impact of the guidance and there can be no assurance that adoption of the guidance will not have a material adverse effect on our financial condition.

      As part of its normal periodic examination process, the OCC may, in its sole discretion, require banks to modify or stop current practices based on the OCC’s interpretation of its guidelines. On April 16, 2002, Direct Merchants Bank entered into an agreement with the OCC to strengthen the safety and soundness of Direct Merchants Bank’s operations. The agreement formalized recommendations made and requirements imposed by the OCC following an examination of Direct Merchants Bank that resulted in a Report of Examination issued on April 4, 2002. Direct Merchants Bank has worked to fully comply with the terms of the agreement. The agreement was formally terminated by the OCC on March 18, 2003, when we entered into an operating agreement with the OCC designed to ensure that Direct Merchants Bank continues to operate in a safe and sound manner. On March 19, 2003, we filed this operating agreement with the SEC as an exhibit to a Current Report on Form 8-K.

      The operating agreement requires, among other things, the following:

•	The Bank must reduce its on-balance-sheet credit card receivables to no more than $550 million by December 31, 2003, and to zero by December 31, 2004. During the time the Bank is reducing these receivables, the mix of subprime receivables may not exceed 60% of all credit card receivables. As of December 31, 2002, 52.9% of the Bank’s credit card portfolio was subprime. The Bank will continue to sell credit card receivables on a daily basis to MCI under the purchase agreement currently in effect between MCI and the Bank.

•	The Bank must maintain minimum capital in the aggregate amount of (i)liquid assets deposited pursuant to the Liquidity Reserve Deposit Agreement discussed below; (ii) the capital required as a result of the 200% risk-weight applied to on-book subprime credit card receivables; and (iii) the minimum capital required under Federal law for a “well capitalized” institution for all remaining assets owned by the Bank.

•	The Bank must meet certain liquidity requirements, including maintaining, on a daily basis, liquid assets of not less than 100% of the deposits and other liabilities coming due within the next 30 days, maintaining marketable assets in an amount equal to or in excess of the Bank’s insured deposits, maintaining cash and cash equivalents in excess of 46% of outstanding CDs and entering into the Liquidity Reserve Deposit Agreement discussed below to support the Bank’s credit card receivables funding needs.

•	The Bank is required, within 60 days from the date of the operating agreement, to submit to the OCC a written strategic plan establishing objectives for the Bank’s overall risk profile, earning performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, product line development and marketing segments.

      The terms of the operating agreement require Direct Merchants Bank and MCI to enter into a Capital Assurance and Liquidity Maintenance Agreement (“CALMA”) which also was executed on March 18, 2003. The effect of the CALMA is to require MCI to make such capital infusions or provide Direct Merchants Bank with financial assistance so as to permit Direct Merchants Bank to meet its liquidity requirements.

      The operating agreement also requires Direct Merchants Bank, a third-party depository bank and the OCC to execute a Liquidity Reserve Deposit Agreement (“LRDA”) within 30 days of the effective date of the operating agreement.

      Direct Merchants Bank intends to comply with all of the terms of the operating agreement in a timely manner. If the OCC were to conclude that Bank failed to implement any provision of the agreement, the

OCC could pursue various enforcement options. If any of those options were to be pursued by the OCC, we could not assure you that it would not have a material adverse effect on our operations or capital position.

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

      In general, federal law prohibits a national bank such as Direct Merchants Bank from making dividend distributions on common stock if the dividend would exceed currently available undistributed profits. In addition, Direct Merchants Bank must get OCC approval prior to paying a dividend, if such distribution would exceed current year net income combined with retained earnings from the prior two years. Direct Merchants Bank cannot make a dividend if the distribution would cause it to fail to meet applicable adequacy standards. Finally, although not a regulatory restriction, the terms of certain debt agreements prohibit the payment of dividends in certain circumstances.

     Capital Adequacy

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal banking regulators to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation. FDICIA also provides that regulatory action may be taken against a bank that does not meet such standards.

      The OCC has adopted regulations that define the five capital categories (well-capitalized, adequately-capitalized, undercapitalized, significantly-undercapitalized and critically-undercapitalized) identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leveraged capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, a leverage ratio of at least 5%, and not be subject to a capital directive order. Under these guidelines, Direct Merchants Bank is considered well-capitalized. The operating agreement is discussed in more detail under “Regulation” on pages 20-22.

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

      FDICIA requires the FDIC to implement a system of risk-based premiums for deposit insurance pursuant to which the premiums paid by a depository institution will be based on the probability that the FDIC will incur a loss in respect of such institution. The FDIC has adopted a system that imposes insurance premiums based on a matrix that takes into account a bank’s capital level and supervisory rating.

      Under FDICIA, only “well-capitalized” and “adequately-capitalized” banks may accept brokered deposits. Direct Merchants Bank has issued jumbo CDs through third-party registered deposit brokers and directly to the public in increments of $100,000 or more. Under the OCC operating agreement, the Company has agreed to reduce receivables at Direct Merchants Bank to no more than $550 million by December 31, 2003, and to zero by December 31, 2004. As a result, we do not anticipate issuing jumbo CDs in the foreseeable future.

     Lending Activities

      Direct Merchants Bank’s activities as a credit card lender are also subject to regulation under various federal consumer protection laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act (“CRA”) and the Soldiers’ and Sailors’ Civil Relief Act. Regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order Direct Merchants Bank to pay restitution to injured cardholders. Cardholders may also bring actions for certain alleged violations of such regulations. Federal and state bankruptcy and debtor relief laws also affect Direct Merchants Bank’s ability to collect outstanding balances owed by cardholders who seek relief under those statutes.

      The OCC’s CRA regulations subject limited purpose banks, including Direct Merchants Bank, to a “community development” test for evaluating required CRA compliance. The community development performance of a limited purpose bank is evaluated pursuant to various criteria involving community development lending, qualified investments and community development services.

     Legislation

      Congress has passed a financial services law that requires many of our business groups to disclose our practices for collection and sharing of non-public customer information. Changes to this law, or enactment of new laws, could require us to limit or substantially modify our enhancement services and credit card marketing activities and practices with third-party companies in ways that could adversely affect us if these changes result in additional limits on sharing information. There is such legislation currently pending or under consideration at the federal and state level.

      From time to time legislation has been proposed in Congress to limit interest rates and fees that could be charged on credit card accounts or otherwise restrict practices of credit card issuers. If this or similar legislation is adopted, our ability to collect on account balances or maintain previous levels of finance charges and other fees could be adversely affected.

      Additionally, Congress is considering legislation that would amend the federal bankruptcy laws. Prior legislation, which failed to be signed into law, was generally considered to be favorable to the credit card industry. However, any changes to state debtor relief and collection laws could adversely affect us if such changes result in, among other things, accounts being charged-off as uncollectible and increased administrative expenses. Congress and the states may in the future consider other legislation that would materially affect the credit card and related enhancement services industries.

     Consumer and Debtor Protection Laws

      Various federal and state consumer protection laws limit our ability to offer and extend credit. In addition, the U.S. Congress and the states may decide to regulate further the credit card industry by enacting new laws or amendments to existing laws to reduce finance charges or other fees or charges applicable to credit card and other consumer revolving loan accounts. These laws may adversely affect our ability to collect on account balances or maintain established levels of periodic rate finance charges and other fees and charges with respect to the accounts. Similarly, Congress, the OCC and/or the states may decide to further regulate our enhancement services business.

     Investment in the Company and Direct Merchants Bank

      Certain acquisitions of capital stock may be subject to regulatory approval or notice under federal law. Investors are responsible for insuring that they do not directly or indirectly acquire shares of our capital stock in excess of the amount that can be acquired without regulatory approval.

     Interstate Taxation

      Several states have passed legislation attempting to tax the income from interstate financial activities, including credit cards, derived from accounts held by their residents. We believe this legislation will not materially affect us. Our belief is based upon current interpretations of the enforceability of this legislation, prior court decisions and the volume of business in states that have passed such legislation.

     Licensing Requirements

      Several state and local government regulators require our subsidiaries to be licensed or registered in order to offer our enhancement services insurance and warranty products in their states. We currently hold or are in the process of obtaining proper licenses and registration in these states. Our captive insurance subsidiary, ICOM Limited, is licensed in Bermuda under The Insurance Act of 1978 as a Class 2 Insurer. We are restricted from writing any long-term policies or pursuing any unrelated business in excess of certain limits under Bermuda law.

     Fair Credit Reporting Act

      The Fair Credit Reporting Act (“FCRA”) regulates consumer reporting agencies. Under the FCRA, an entity risks becoming a consumer reporting agency if it furnishes consumer reports to third parties. A consumer report is a communication of information which bears on a consumer’s creditworthiness, credit capacity, credit standing or certain other characteristics, and which is collected or used or expected to be used to determine the consumer’s eligibility for credit, insurance, employment or certain other purposes. The FCRA explicitly excludes from the definition of consumer report a report containing information solely as to transactions or experiences between the consumer and the entity making the report. An entity may share consumer reports with any of its affiliates so long as that entity provides consumers with an appropriate disclosure and an opportunity to opt out of such affiliate sharing.

      Our objective is to conduct our operations in a manner that would fall outside the definition of consumer reporting agency under the FCRA. If we were to become a consumer reporting agency, we would be subject to a number of complex and burdensome regulatory requirements and restrictions. Such restrictions could have a significant adverse economic impact on us.

Employees

      We have approximately 3,700 employees located in Arizona, Florida, Maryland, Minnesota and Oklahoma. None of our employees are represented by a collective bargaining agreement.

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

Name	Age	Position

David D. Wesselink	60	Chairman and Chief Executive Officer
William R. Anderson	45	Executive Vice President, Enhancement Services
Richard G. Evans	54	Executive Vice President, General Counsel and Secretary
Joseph A. Hoffman	45	Executive Vice President, Consumer Credit Card Marketing/ Operations
Matthew S. Melius	37	Executive Vice President, Credit Risk Management
Jon B. Mendel	51	Executive Vice President, Human Resources
Dan N. Piteleski	52	Executive Vice President, Chief Information Officer
John A. Witham	51	Executive Vice President, Chief Financial Officer
Scott R. Fjellman	37	Senior Vice President, Treasurer
Mark P. Wagener	42	Senior Vice President, Controller

      David D. Wesselink has been Chairman and Chief Executive Officer of the Company since December 2002. Mr. Wesselink was previously Vice Chairman of the Company from September 2000 to November 2002, and Executive Vice President, Chief Financial Officer of the Company from December 1998 to August 2000. Prior to joining the Company, Mr. Wesselink was Senior Vice President and Chief Financial Officer of Advanta Corporation since 1993. Prior to Advanta Corporation, Mr. Wesselink held several positions at Household Finance Corp. and Household International, Inc. from 1971 to 1993, including Senior Vice President from 1986 to 1993, and Chief Financial Officer from 1982 to 1993. Mr. Wesselink is also a director of Saxon Capital, Inc. and CFC International, Inc.

      William R. Anderson has been Executive Vice President, Enhancement Services of the Company since February 2002. Mr. Anderson was previously Senior Vice President, Enhancement Services of the Company from October 1999 to January 2002, and Senior Vice President, E-Commerce of the Company from February 1999 to September 1999. Prior to joining the Company, Mr. Anderson was with Bank of America as Executive Vice President and Director of Marketing from August 1996 to January 1999. Prior to that, Mr. Anderson was General Director of U.S. consumer marketing and GM Card operations at General Motors Corporation. Mr. Anderson also has served as Vice President of Strategic Planning and Business Development for CoreStates Financial Group, and held a variety of marketing positions with CitiBank and Black & Decker early in his career.

      Richard G. Evans has been Executive Vice President, General Counsel and Secretary of the Company since June 2001. Prior to joining us, Mr. Evans was Executive Vice President, General Counsel and Director of Green Tree Financial Corporation from 1985 to 1999. Prior to Green Tree, Mr. Evans served as Special Assistant Attorney General for the State of Minnesota from 1974 to 1984.

      Joseph A. Hoffman has been has been Executive Vice President, Consumer Credit Card Marketing/ Operations of the Company since October 1999. Mr. Hoffman previously was Senior Vice President, Consumer Credit Card Marketing of the Company from April 1998 to September 1999. Prior to joining the Company, Mr. Hoffman was Vice President of Marketing at Advanta Corporation from June 1994 to April 1998, where he held a variety of positions including Director of Brand Management and Director of Co-Brand and Affinity Marketing. Before that, Mr. Hoffman was Vice President, Area Director, in Citibank’s Card Product Group, which he joined in 1980. During Mr. Hoffman’s 14-year tenure with Citibank, he held a variety of marketing and operations positions within Citibank’s Bankcard and Private Label businesses.

      Matthew S. Melius has been Executive Vice President, Credit Risk Management of the Company since January 2001. Mr. Melius was previously Executive Vice President, E-Commerce of the Company from September 2000 to December 2000, Senior Vice President, E-Commerce from January 2000 to

August 2000, Senior Vice President, Portfolio Marketing from January 1998 to December 1999, and Vice President, Marketing from September 1995 to December 1997. Prior to that, Mr. Melius served seven years in the credit card division of the First National Bank of Omaha, where he advanced from a management trainee to manager of the portfolio management department, where he directed the account retention and portfolio profitability operations.

      Jon B. Mendel has been Executive Vice President, Human Resources of the Company since May 1998. Prior to joining us, Mr. Mendel was Senior Vice President, Human Resources at TCF Financial Corporation. Before that, Mr. Mendel worked for 12 years at The St. Paul Companies, advancing from a compensation and benefits officer to Vice President, Human Resources of the St. Paul Fire and Marine Insurance Co. Mr. Mendel is a member of the Society of Human Resources Management, the Twin Cities Human Resources Association and World at Work.

      Dan N. Piteleski has been Executive Vice President and Chief Information Officer of the Company since May 2002. Mr. Piteleski previously was Senior Vice President, Chief Information Officer of the Company from May 2001 to April 2002. Prior to joining us, Mr. Piteleski was Vice President, Chief Information Officer of H.B. Fuller Company for six years. Prior to H.B. Fuller, Mr. Piteleski served as Vice President, Information Systems at Zenith Data Systems for two and one-half years. Before Zenith, Mr. Piteleski was Manager, Information Systems and Technology at Apple Computer for four years. Mr. Piteleski has also worked in information systems at Equitable Resources Energy Company, Inc., and American Standard.

      John A. Witham has been Executive Vice President and Chief Financial Officer of the Company since November 2002. Mr. Witham was previously Senior Vice President, Finance of the Company from June 2002 to October 2002. Prior to joining the Company, Mr. Witham was Executive Vice President, Chief Financial Officer of Bracknell Corp. from November 2000 to October 2001. In November 2001, Adesta Communications Inc., a wholly-owned subsidiary of Bracknell Corp. voluntarily commenced a case under Chapter 11 of the United States Code in the United States Bankruptcy Court, District of Nebraska. In January 2002, State Group LTD, a wholly-owned subsidiary of Bracknell Corp., filed bankruptcy in Toronto, Ontario CANADA. Before Bracknell Corp., Mr. Witham was Executive Vice President and Chief Financial Officer for Arcadia Financial Ltd. from February 1994 to June 2000.

      Scott R. Fjellman has been Senior Vice President and Treasurer of the Company since January 2003. Mr. Fjellman previously was Vice President, Assistant Treasurer of the Company from April 2000 to December 2002. Prior to joining the Company, Mr. Fjellman was with Arcadia Financial Ltd. for eight years, most recently as Vice President of Securitization and Investor Relations. Before joining Arcadia Financial, Mr. Fjellman spent three years as an auditor with KPMG LLP.

      Mark P. Wagener has been the Senior Vice President and Controller of the Company since October 2001. Mr. Wagener previously was Vice President, Assistant Controller of the Company from June 2000 to September 2001. Prior to joining the Company, Mr. Wagener served for 13 years at Norwest Corporation (now Wells Fargo & Company) in various finance/accounting management positions, the last being Director of Corporate Planning and Analysis. Mr. Wagener began his career with Arthur Andersen & Co. where he worked for five years as an auditor.

      Our officers are elected by, and hold office at the will of, our Board of Directors and do not serve a “term of office” as such.

Risk Factors

      This Annual Report on Form 10-K contains certain forward-looking statements and information relating to MCI that is based on the beliefs of our management, as well as assumptions made by and information currently available to, our management. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from such statements. You should not place undue reliance on these forward-looking statements as they speak only of our views as of the date the statement was made and are not a guarantee of future performance.

      Forward-looking statements include statements and information as to our strategies and objectives, growth in earnings per share, return on equity, growth in our managed loan portfolio, net interest margins, funding costs, liquidity, cash flow, operating costs and marketing expenses, delinquencies and charge-offs and industry comparisons or projections. Forward-looking statements may be identified by the use of terminology such as “may,” “will,” “believes,” “does not believe,” “no reason to believe,” “expects,” “plans,” “intends,” “estimates,” “anticipated,” or “anticipates” and similar expressions, as they relate to the Company or our management. These statements reflect management’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions.

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

We May Not be Able to Successfully Complete our Strategic Initiatives

      We are in the early stages of implementing our strategic initiatives described on page 3 of this Report, and we may not be able to complete our efforts to maintain our capital and liquidity positions and improve our credit quality. Among other things, we may not be able to complete the asset sales contemplated by our strategic initiatives. The failure to successfully execute these strategic initiatives could have a material adverse effect on our financial results.

We Require a High Degree of Liquidity to Operate Our Business

      Due to its nature, our business requires a high degree of liquidity to operate (see pages 50-55 for a more detailed discussion on liquidity). The loss or interruption of our normal sources of funding could adversely affect our ability to operate. Key elements of our strategy are dependent upon us having adequate available cash. These cash needs include:

•	funding new receivables through marketing campaigns;

•	additional credit enhancement due to poor performance of our securitized assets, including holding cash in the Master Trust;

•	interest and principal payments under our securitizations, credit agreement, existing senior notes and other indebtedness;

•	ongoing operating expenses;

•	maintenance of the “well-capitalized” status of Direct Merchants Bank; and

•	fees and expenses incurred in connection with the securitization of receivables and the servicing of them.

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

We Have Recently Experienced and May Continue to Experience Increased Delinquencies and Credit Losses

      The delinquency rate on our consumer loans and the rate at which our consumer loans are charged off as uncollectible (referred to as the “net charge-off rate”) have both increased significantly in recent periods. Current economic conditions, which have been characterized by decreased growth, higher unemployment and general economic uncertainty, have contributed substantially to our net charge-off rates as borrowers fail to make payments and, in some instances, seek protection under the bankruptcy laws. The impact of the current economic environment has been exacerbated by our focus in lending to higher risk market segments, which include borrowers most significantly impacted by economic downturns and a sustained weak economy.

      Contributing to our increased delinquencies and losses during 2002 was the credit line increase program implemented in 2001 to our existing cardholders. This program resulted in higher average balances per account as customers utilized the additional credit line provided. These increased balances per account also resulted in higher balances per delinquent and charged-off account, causing our charge-offs and delinquencies to rise during 2002. The average balance per charged-off account in 2001 was $3,000 compared to $4,700 in 2002.

      Although we believe that expected increases in credit losses are appropriately considered in our reserves, actual credit losses may exceed our expectations.

We Are Required to Operate in Accordance with Our Operating Agreement

      We have entered into various regulatory agreements, including the operating agreement described on page 21 of this Report, and our banking subsidiary Direct Merchants Bank is generally under close scrutiny by the OCC.

      Among other things, the operating agreement requires Direct Merchants Bank to reduce its on-balance sheet credit card receivables to zero by December 31, 2004, while maintaining a mix of subprime credit card receivables on its books of no more than 60% and cash and cash equivalents (as defined under the operating agreement) must exceed 46% of outstanding CDs. The operating agreement also requires Direct Merchants Bank to establish and maintain minimum capital in the aggregate amount of (i) a liquidity reserve deposit, (ii) 200% of risk-weight applied to on-book subprime credit card receivables and (iii) the minimum capital required under Federal law for a “well-capitalized” institution for all remaining assets owned by Direct Merchants Bank.

      If we fail to adhere to the terms of the operating agreement, Direct Merchants Bank will face significant restrictions on growth, payments of dividends and operating activities. Ultimately, if we fail to adhere to our regulatory agreements or the requirements of the operating agreement, the regulators could order Direct Merchants Bank to cease deposit taking and lending activities, and they could also assess civil money penalties, initiate proceedings to terminate deposit insurance, and assume control of our banking subsidiary.

Our Banking Subsidiary’s Regulators Can Impose Restrictions on Our Operations

      Our banking subsidiary’s regulators have broad discretion to issue or revise regulations, and to issue guidance, that may significantly affect, Direct Merchants Bank, or the way we conduct our business. For example, the banking regulators have issued guidelines governing subprime lending activities that require financial institutions engaged in subprime lending (including Direct Merchants Bank) to carry higher levels of capital and/or credit loss reserves. In addition, Direct Merchants Bank’s regulators have imposed on us the restrictions discussed on pages 20-23, and could impose further restrictions on our business, or increase existing restrictions. Any new or more restrictive requirements could include, among others, restrictions relating to: minimum regulatory capital levels; deposit taking and rates; extensions of credit; strategic acquisitions and asset growth; underwriting criteria and accounting policies and practices (including increases in allowances for credit losses and acceleration of loss recognition for finance charges and fees); enhanced scrutiny and consent requirements relating to our business plans and liquidity management; submission of special periodic regulatory reports; and additional supervisory actions or sanctions under applicable Prompt Corrective Action guidelines and other applicable laws and regulations.

      Any new or more restrictive requirements could hurt our financial results, limit our growth prospects, reduce our returns on capital and/or require us to raise additional capital.

We Could be Required to Provide Support to Our Banking Subsidiary

      Under our regulatory framework and the operating agreement, we could be required to contribute capital or otherwise provide support to Direct Merchants Bank in order to maintain or meet Direct Merchants Banks capital and liquidity needs. Providing support to our banking subsidiary would limit our ability to expend funds at the MCI level. In addition, we may determine to undertake capital raising strategies, such as equity offerings, in order to raise capital to contribute to our banking subsidiary or otherwise to support our operations. These strategies could adversely affect our financial results and/or stock price for a variety of reasons, including dilution to existing equity holders.

We Face Reduced Funding Availability and Increased Funding Costs

      We rely heavily on the securitization of credit card receivables and other external funding sources to fund our business. As of December 31, 2002, 93% of our receivables are held in the Master Trust due to securitizations. Recent downgrades in our credit ratings and the deterioration in our asset quality have reduced our access to funding and have resulted in higher funding costs and less favorable terms than were previously available to us. Future downgrades in our debt ratings or those of our banking subsidiary, as well as further deterioration in our asset quality, could continue to negatively impact our funding capabilities. Economic, legal, regulatory, accounting and tax changes can also make future securitizations and other sources of funding more difficult, less efficient, more expensive or unavailable.

      Furthermore, even if we are able to securitize our credit card receivables consistent with past practice, poor performance of our securitized receivables — including increased delinquencies and credit losses, lower payment rates or a decrease in excess spreads below certain thresholds — could result in a further downgrade or withdrawal of the ratings on the outstanding securities issued in our securitization transactions, cause early amortization of these securities, or result in higher required credit enhancement levels. As a result, poor performance of our securitized receivables could and has diverted significant amounts of cash that otherwise would be available to us. This could jeopardize our ability to complete other securitization transactions on acceptable terms, decrease our liquidity and force us to rely on other potentially more expensive funding sources, to the extent available. We cannot assure you that the securitization market will continue to offer suitable funding alternatives.

      Brokered CDs have been a major source of funding for us. Under the OCC operating agreement, the Company has agreed to reduce receivables at Direct Merchants Bank to no more than $550 million by December 31, 2003, and to zero by December 31, 2004. As a result, we do not anticipate issuing jumbo CDs in the foreseeable future.

      Although we intend to establish new securitization facilities and sell non-essential assets to generate cash to run our business, we cannot assure you that we will be able to do so on favorable terms on a timely basis, or at all. Furthermore, disruptions or unfavorable conditions related to one financing source may negatively affect our ability to access other financing sources, or may increase our financing costs. In addition, restrictions contained in our debt agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Finally, there is significant competition for funding sources and many of our competitors have more capital and higher credit ratings than we do.

Interest Rate Fluctuations Can Hurt Our Profitability

      We borrow money from institutions and, historically, from depositors in order to lend money to our customers. The difference between the rates we pay to borrow money and the rates we earn on the loans we make to our customers (“spread”) affects our earnings and the value of our assets and liabilities. Accordingly, our business is highly sensitive to interest rate movements that affect this spread. If the interest rates we pay on our deposits and borrowings increase to a greater extent than the rates our customers pay to us, or if the interest rates that we charge customers are reduced (as a result of competition or otherwise) to a greater extent than the interest rates we pay on our deposits and borrowings, our profits could be negatively affected.

      We may seek to reprice the rates that we charge our customers in order to limit changes in the spread between the rates at which we borrow and lend money. However, these actions could result in customers using our credit cards less frequently, carrying smaller balances or looking to other credit sources, which could negatively impact our earnings as accounts and account balances decrease. We also seek to manage the risk of interest rate fluctuations through financial instruments and other techniques. However, these instruments and techniques may not be successful, and we might not be able to protect against certain risks.

Our Financial Results Could Be Hurt by Fluctuations in Our Interests in Our Securitizations

      In connection with our securitizations, we retain certain interests in the assets included in the securitization, including retained subordinated interests, spread accounts and other residual interests (these interests are described in greater detail on pages 46-47 of this Report). The income earned from these interests depends on many factors not within our control, including the performance of the securitized loans, interest paid to the holders of securitization securities, credit losses, and transaction expenses. The value of our interests in the securitizations will vary over time as the amount of receivables in the securitized pool and the performance of those loans fluctuate. The performance of the loans included in our securitizations is subject to the same risks and uncertainties that affect the loans that we have not securitized, including, among others, increased delinquencies and credit losses, economic downturns and social factors, interest rate fluctuations, changes in government policies and regulations, competition, expenses, dependence upon third-party vendors, fluctuations in accounts and account balances, and industry risks.

We Could Experience a Change in the Status of Our Securitizations

      When we securitize our consumer loans, we record the securitizations as sales for GAAP and for regulatory accounting purposes. At the time of sale, we receive the cash proceeds of the sale and the securitized loans and related credit loss allowances are removed from our balance sheet. Under certain circumstances, this accounting treatment could be reversed, resulting in the return of the securitized loans and related credit loss allowances to our balance sheet, which would have a negative impact on our regulatory capital and ability to fund ongoing operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Managed Consumer Loan Portfolio and Impact of Securitization.”

      During the revolving period of a securitization, no principal payments are made to the investors. Instead, monthly principal payments received on the securitized loans are used to purchase replacement loans receivable. However, certain events, such as a deterioration in the performance of our securitized receivables, deterioration in our financial condition, downgrades in credit ratings, or certain breaches of representations, warranties or covenants that we make in the documentation relating to our securitizations, could each result in early amortization of our securitization transactions. If an early amortization event occurs, the seller’s interest with respect to the affected series will increase. Our recently completed securitization transactions contain terms that are less favorable than those contained in our past securitization transactions, including increased subordination levels and early amortization events relating to credit ratings, regulatory capital, and early amortization of our other securitization transactions.

Our Target Market for Consumer Lending Products Has Higher Default and Bankruptcy Rates

      The primary risk associated with secured and unsecured lending to moderate-income consumers is higher default rates than higher income classes of consumers, resulting in more accounts being charged-off as uncollectible. In addition, general economic factors, such as the rate of inflation, unemployment levels, interest rates and periods of war, may result in greater delinquencies and credit losses among moderate-income consumers than among other income classes of consumers. A recession or economic downturn may cause an increase in default rates and delinquencies. We may be unable to successfully identify and evaluate the creditworthiness of our target customers to minimize the expected higher delinquencies and losses. We also cannot assure you that our risk-based pricing system can offset the negative impact on profitability that the expected greater delinquencies and losses may have.

Our Growth Rate Will Change

      Our credit card portfolios have grown rapidly over the last few years, and that growth has been a major contributor to our high charge-off rate in 2002. In an effort to reduce charge-off rates and improve profitability, we have significantly reduced new account marketing to our market segment, tightened credit line increases across all segments, selectively repriced loans that exhibited increased risk levels and limited authorizations to our riskiest customers.

      We cannot assure you that we will be able to retain existing customers or attract new customers, or that we will be able to increase account balances for new and existing customers. Many factors could adversely affect our ability to retain existing customers and attract new customers, and to grow account balances for new and existing customers. These factors include general economic conditions, competition, higher unemployment, our marketing initiatives, negative press reports regarding the Company, the general interest rate environment, our ability to retain and recruit experienced management and operations personnel, the availability of funding, and delinquency and credit loss rates.

      Another important contributor to our growth and earnings has been the development and expansion of enhancement services products. If we are unable to implement new products and features, our ability to grow will be negatively impacted. In addition, aggregate sales of enhancement services products cannot continue at historical levels as growth in accounts and account balances decline, and sales of these products on a per customer basis is not expected to continue at historical levels.

We Face Intense Competition

      We face intense and increasing competition from numerous financial services providers, many of which have greater resources than us. In particular, our credit card business competes with national, regional and local bankcard issuers, as well as other general purpose and private label credit card issuers. Some of these issuers are substantially larger, have more seasoned credit card portfolios and often compete for customers by offering lower interest rates and/or fee levels than us. There has been a recent increase in solicitations to moderate-income consumers, as competitors have increasingly focused on this market. Customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features; as a result, customer loyalty is often limited. In addition, the Gramm-Leach-Bliley Act, which permits the affiliation of commercial banks, securities firms and insurance companies, may increase the number of competitors in the banking industry and the level of competition for banking products, including credit cards. We also face competition from numerous enhancement services providers, including insurance companies, financial services institutions and other membership-based or consumer services providers. Finally, for customers of third-party retailers, we compete with manufacturers, financial institutions, insurance companies and a number of independent administrators.

      Our competitors may take competitive actions such as offering lower interest rates and fees, larger credit lines, and incentives to customers to use our competitors’ credit cards and other products and/or transfer existing balances to our competitors’ credit cards. These and other competitive practices could result in decreases in account and balance growth, the loss of existing customers and/or reductions in account balances, increased customer acquisition costs, and reductions in the finance charges and fees that we charge.

We May Not be Able to Successfully Market Our Enhancement Services or Sign Additional Marketing Alliances

      We offer enhancement services products to our credit card customers and customers of third parties. Because of the variety of offers provided and the diversity of the customers targeted, we are uncertain about how many customers will respond to our offers for these products. We may experience higher than anticipated costs in connection with the internal administration and underwriting of these enhancement services and lower than anticipated response or retention rates.

      Furthermore, we may be unable to expand the enhancement services business or maintain historical growth and stability levels if:

•	we cannot successfully market credit cards to new customers;

•	existing credit card customers close accounts voluntarily or involuntarily;

•	existing enhancement services customers cancel their services;

•	we cannot form marketing alliances with other third parties or existing marketing alliances with third parties terminate; or

•	new or restrictive federal or state regulations limit our ability to market or sell enhancement services products.

We May Not be Able to Successfully Integrate Portfolio Acquisitions

      Our success may depend on our ability to acquire and integrate new portfolios of credit card customers. Since our risk-based pricing system depends on information regarding customers, limited or unreliable historical information on customers within an acquired portfolio may have an impact on our ability to profitably integrate that portfolio. Our success also depends on whether the desirable customers of an acquired portfolio close their accounts after transfer of the portfolio. A large attrition rate would result in a lower borrowing base upon which to assess fees, higher costs relating to closing accounts and less potential for marketing enhancement services products. In addition, if customers reduce their borrowings after the transfer of accounts, the acquired portfolio may be less profitable than originally expected.

Current and Proposed Regulations and Legislation Limit Our Business Activities, Product Offerings and Fees Charged

      Various federal and state laws and regulations significantly limit the activities in which we and Direct Merchants Bank are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we are allowed to charge, limit or prescribe certain other terms of our products and services, require specified disclosures to consumers, govern the sale and terms of products and services we offer and require that we maintain certain licenses, qualifications, or capital requirements (see “Business — Regulation” on pages 20-24 of this Report). In some cases, the precise application of these statutes and regulations is not clear. In addition, the regulatory framework at the state and federal levels regarding some of our enhancement services products is evolving. The regulatory framework affects the design or profitability of such products and our ability to sell certain products. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could adversely affect our profitability or further restrict the manner in which we conduct our activities. The failure to comply with, or adverse changes in, the laws or regulations to which our business is subject, or adverse changes in the interpretation thereof, could adversely affect our ability to collect receivables and generate fees on those receivables, which could have a material adverse effect on our business. Changes in government fiscal or monetary policies, including changes in capital requirements and our rate of taxation, could also adversely affect our financial results.

The Impact of Existing, Pending and Possible Future Privacy Laws Could Result in Lower Marketing Revenue and Penalties for Non-Compliance

      The Federal Gramm-Leach-Bliley Act requires many of our business groups to disclose our practices for collection and sharing of non-public customer information. Changes to this law, or enactment of new laws, have required and could further require us to limit or substantially modify our enhancement services and credit card marketing activities and practices with third-party companies in ways that would most likely decrease our revenue from that business. These initiatives could require us to end substantially all of our marketing efforts with third parties and may even adversely affect the ability of Direct Merchants Bank to share information about its customers with other MCI affiliates, particularly enhancement services. The curtailment of marketing efforts directed to our customer base and third-party customers would significantly negatively impact our business.

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

Legal Proceedings and Related Costs Could Negatively Affect Our Financial Results

      A putative class action lawsuit has been filed against us alleging that we violated federal securities laws by failing to timely disclose an OCC report of examination. We face the risk of other governmental proceedings and litigation, including class action lawsuits, challenging our product terms, rates, disclosures, collections or other practices, under state and federal consumer protection statutes and other laws, as well as actions relating to federal securities laws. In particular, state attorneys general and other government prosecutors have shown an increased interest in the enforcement of consumer protection laws, including laws relating to subprime lending and predatory lending practices, and privacy. We face the potential of litigation and compliance costs and may from time to time be required to change specific business practices, depending on the outcome of such litigation and other legal proceedings. Litigation and other proceedings may result in changes to specific business practices or the adoption of business practices different from our competitors’, as well as payment of settlement costs, damages, and in some cases penalties, which will affect our financial results. See “Legal Proceedings” on page 35 of this Report.

The Dispute between MasterCard, Visa and the U.S. Justice Department Could Have an Adverse Impact on Our Operations and Financial Results

      In October 1998, the U.S. Department of Justice (“DOJ”) filed a complaint against MasterCard International Incorporated, Visa U.S.A. Inc. and Visa International, Inc., asserting that duality (the overlapping ownership and control of both the MasterCard® and Visa®associations by the same group of banks) restrains competition between Visa and MasterCard in violation of the antitrust laws, in the market for general purpose credit card products and networks. The DOJ sought relief that only member banks “dedicated” to one association be permitted to participate in the governance of that association. In addition, the complaint challenged the rules adopted by both MasterCard and Visa that restrict member banks from joining American Express, Discover/ Novus or other competing networks. The case was tried in the summer of 2000 and the trial court announced its decision in October 2001. The trial judge ruled in the associations’ favor on the duality claim, but against the associations on the competing networks claim. Enforcement of the competing networks claim has been stayed pending appeal, a process that is expected to take two years or more.

      Neither the ultimate outcome of this litigation nor its effect on the competitive environment in the credit card industry if the associations’ appeal is unsuccessful can be predicted with any certainty. However, it is possible that the outcome of this litigation could negatively impact our operations and financial results in ways that we cannot currently predict.

Other Industry Risks Could Affect our Financial Performance

      We face many industry risks that could negatively affect our financial performance. For example, we face the risk of fraud by cardholders and third parties, as well as the risk that increased criticism from consumer advocates and the media could hurt consumer acceptance of our products. In addition, the financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures may interrupt or delay our ability to provide services to our customers. In particular, we face technological challenges in the developing online credit card and financial services market. We also face potential claims relating to the proprietary nature of widely used technology, such as “smart cards” and call center technology. The secure transmission of confidential information over the Internet is essential to maintain consumer confidence in certain of our products and services. Security breaches, acts of vandalism, and developments in computer capabilities could result in a compromise or breach of the technology we use to protect customer transaction data. Consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the electronic commerce market that could adversely affect us.

Available Information

      You can find additional information regarding our executive officers and Board of Directors in the Proxy Statement relating to our 2003 Annual Meeting of Stockholders. In addition, we periodically file reports and other information with the SEC under the Securities Exchange Act of 1934. You can read and copy this information at SEC offices in Washington, D.C., New York City, and Chicago; obtain copies of this information by mail from the Public Reference Section of the SEC, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549, at prescribed rates; obtain copies from the SEC’s website (http://www.sec.gov); inspect information at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York, 10005; request copies of documents by calling our Investor Relations Department at (952) 593-4874; and visiting our website.

      Our Internet website is http://www.metriscompanies.com. We make available, free of charge, through the Investor Relations portion of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2.     Properties

      We currently lease our principal executive office space in Minnetonka, Minnesota, consisting of leases for approximately 300,000 and 19,000 square feet. We have entered into sublease agreements for approximately 10,000 square feet of the 19,000 square foot lease obligation. These leases expire in December 2011 and March 2005, respectively. We also lease 15,000 square feet of warehouse space in Minnetonka, Minnesota, which expires in October 2003. In addition, Direct Merchants Bank owns a 130,000 square foot building in Scottsdale, Arizona, which serves as Direct Merchants Bank’s operation center. We have entered into an agreement to sell the Scottsdale property and relocate Direct Merchants Bank’s operation center into smaller space in Scottsdale. In addition, we lease facilities in Tulsa, Oklahoma, White Marsh, Maryland, Jacksonville, Florida and Duluth, Minnesota, consisting of approximately 100,000, 115,000, 160,000 and 20,000 square feet, respectively. These leases expire in December 2010, September 2007, May 2005 and September 2006, respectively. We have entered into sublease agreements for approximately 28,000 square feet of our lease obligation in Jacksonville. The leased properties in Oklahoma, Maryland, Florida and Duluth, Minnesota support our collections, customer service and back office operations. We also own our Hispanic operations center in Orlando, Florida, which consists of approximately 45,000 square feet. We believe our facilities are suitable to our businesses and that we will be able to lease or purchase additional facilities as needed.

Item 3.     Legal Proceedings

      In September and October 2002, three shareholder lawsuits were filed in the United States District Court for the District of Minnesota, naming MCI, Ronald N. Zebeck and David Wesselink as defendants. Two of the lawsuits have been dismissed. The plaintiff in the remaining lawsuit seeks to represent a class of purchasers of MCI common stock between November 5, 2001 and July 17, 2002. The lawsuit seeks damages in an unspecified amount. The complaint alleges that defendants violated the federal securities laws when MCI failed to disclose the existence of an OCC Report of Examination until April 17, 2002. We believe the lawsuit is without merit and defendants have moved for its dismissal.

      On May 3, 2001, Direct Merchants Bank entered into a consent order with the OCC. The consent order required Direct Merchants Bank to pay approximately $3.2 million in restitution to approximately 62,000 credit card customers who applied for and received a credit card in connection with a series of limited test marketing campaigns from March 1999 to June 2000. Under the terms of the consent order, Direct Merchants Bank made no admission or agreement on the merits of the OCC’s assertions. The restitution as required by the OCC consent order was paid and is reflected in our December 31, 2001 financial statements. In October 2002 the OCC advised Direct Merchants Bank that it was in full compliance with the consent order, and that it would not be assessing civil money penalties.

      In addition to the foregoing, we are a party to various legal proceedings resulting from the ordinary business activities related to our operations.

      Due to the uncertainties of litigation, we cannot assure you that we will prevail on all claims made against us in the lawsuits that we currently fact or that additional proceedings will not be brought.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The information required by Item 201 of Regulation S-K is set forth in the “Summary of Consolidated Quarterly Financial Information and Stock Data” on pages 103-104 of this Report.

Item 6.     Selected Financial Data

	Year Ended December 31,					Four-Year
						Compound
	2002	2001	2000	1999	1998	Growth Rate

	(In thousands, except EPS, dividends and stock prices)
Income Statement Data:
Net interest income	$423,843	$530,710	$371,772	$180,328	$82,698	50.5%
Provision for loan losses	573,478	549,145	388,234	174,800	77,770	64.8
Other operating income	858,061	1,154,457	933,787	623,772	315,480	28.4
Other operating expense	758,207	714,154	594,414	488,792	227,160	35.2

Tax rate(1)	32.0%	38.3%	38.5%	54.1%	38.5%
Net income (loss)	$(33,851)	$245,792	$195,153	$64,555	$57,348	N/A

Per Common Share Statistics:
Earnings (Loss) per share — diluted	$(1.20)	$2.47	$2.11	$(1.07)	$0.94	N/A
Stock price	2.47	25.71	26.31	23.79	16.77	(38.1)%
Dividends paid	0.040	0.040	0.033	0.017	0.013
Book value per common share equivalent(2)	11.53	12.00	9.68	7.38	5.85	18.5
Shares outstanding (year-end)	57,168	63,419	62,243	57,919	57,779
Shares used to compute earnings
(Loss) per share (diluted)	59,782	99,366	92,582	57,855	59,905

Selected Operating Data:
Year-end credit card loans	$846,417	$2,756,763	$1,184,269	$150,200	$—
Year-end assets	2,594,346	4,228,686	3,736,025	2,045,082	945,719	28.7%
Average credit card loans	1,305,127	1,709,989	614,991	20,505	—
Average interest-earning assets	3,801,786	4,025,391	2,767,970	1,353,548	669,705	54.4
Average assets	3,334,850	3,903,846	2,826,653	1,449,297	774,167	44.1
Average total equity	1,129,369	1,011,573	759,633	542,050	219,835	50.6
Year-end deposits	892,754	2,058,008	2,106,199	775,381	—
Year-end debt	357,649	647,904	356,066	345,012	310,896	3.6
Year-end preferred stock	430,642	393,970	360,421	329,729	201,100	21.0
Return on average assets	N/A	6.3%	6.9%	4.5%	7.4%
Return on average total equity	N/A	24.3%	25.7%	11.9%	26.1%
Net interest margin	11.1%	13.2%	13.4%	13.3%	12.3%
Allowance for loan losses	$90,315	$410,159	$123,123	$12,175	$—
Allowance for loan losses as a percent of 30-day plus delinquent receivables	1146.7%	147.7%	138.1%	351.1%	—
Delinquency ratio(3)	0.9%	10.1%	7.5%	2.3%	—
Allowance for loan losses as a percent of credit card loans	10.7%	14.9%	10.4%	8.1%	—
Net charge-off ratio(4)	24.9%	14.5%	23.5%	52.7%	—
Selected Enhancement Services Data:
Revenue:
Credit protection	$234,636	$202,300	$149,421	$109,502	$73,773	33.5%
Membership products	92,919	57,186	75,981	31,858	13,301	62.6
Warranty/other	56,494	80,646	40,798	33,731	22,049	26.5

Total revenue	$384,049	$340,132	$266,200	$175,091	$109,123	37.0

Deferred Revenue:
Credit protection	$16,912	$20,435	$13,294	$5,523	$4,124	42.3
Membership products	114,184	130,922	159,482	89,812	44,201	26.8
Warranty/other	17,584	33,775	27,020	32,206	24,541	(8.0)

Year-end deferred revenue	$148,680	$185,132	$199,796	$127,541	$72,866	19.5

Year-end deferred acquisition costs	$73,219	$79,400	$74,084	$45,837	$23,726	32.5
Total enrollments	3,292	3,475	4,809	3,294	2,441	7.8
Third-party enrollments	1,825	1,398	1,675	1,336	1,316	8.5
Active members	5,094	5,775	6,067	4,902	3,619	8.9

(1)	1999 results include a permanent nondeductible tax difference of $50.8 million due to the extinguishment of the Series B Preferred Stock and 12% Senior Notes, and the cancellation of warrants in June 1999 with the issuance of its Series C Preferred Stock.

(2)	“Book value” is calculated assuming conversion of preferred stock.

(3)	“Delinquency ratio” represents credit card loans that were at least 30 days contractually past due at year-end as a percentage of year-end owned credit card loans. The decrease in delinquencies as of December 31, 2002 versus December 31, 2001 primarily reflects the sale of approximately $120 million delinquent receivables during September and December 2002.

(4)	“Net charge-off ratio” reflects actual principal amounts charged-off, less recoveries, as a percentage of average credit card loans. The net charge-off ratio also includes a $101.5 million charge-off of loans transferred to “held for sale.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Net loss applicable to common stockholders for the year ended December 31, 2002 was $71.9 million, or $1.20 per diluted share, down from net income applicable to common stockholders of $211.0 million, or $2.47 per diluted share in 2001. The decrease in net income is primarily due to the increase in the net principal charge-off rate from 14.5% in 2001 to 24.9% in 2002, and lower excess spread due to higher default rates in the Master Trust. The annual principal default rate in the Master Trust during 2002 was 16.4% compared to 13.2% in 2001.

      Net interest income decreased from $530.7 million for the year ended December 31, 2001 to $423.8 million for year ended December 31, 2002. The decrease is due to a decrease in average interest-earning assets of $223.6 million and a 210 basis point reduction in net interest margin. The decrease in margin is primarily due to a 340 basis point decrease in yield resulting from a $458.0 million reduction in average credit card loans and retained interests in securitized loans, and a 50 basis point reduction in the prime rate during the past year. For the year ended December 31, 2002, 84.6% of our average interest-earning assets were in credit card loans and retained interests in loans securitized, compared to 91.3% for the year ended December 31, 2001.

      The provision for loan losses was $573.5 million in 2002 compared to $549.1 million in 2001. The increase relates to the estimated required balance in the allowance for loan losses to cover future charge-offs inherent in our loan portfolio. Increased net principal charge-offs, recent delinquency and collection trends, and current economic conditions were factors considered by management in determining the necessary balance in the allowance for loan losses. The net principal charge-off rate was 24.9% in 2002 compared to 14.5% in 2001. The increase in the net principal charge-off rate is partially due to the sale of approximately $120 million of delinquent receivables in 2002. The sale resulted in a charge-off of $101.5 million. The weak economic environment and the effects of the Company’s 2001 credit line increase program on the severity of credit losses also adversely affected the net charge-off rate.

      Other operating income decreased $296.4 million, or 26%, to $858.1 million for the year ended December 31, 2002. This decrease was primarily due to a $246.1 million decrease in net securitization and credit card servicing income to $271.3 million in 2002. The decrease in net securitization revenue was primarily due to a decrease in excess spread as a result of an increased default rate on securitized receivables. Credit card fees, interchange and other credit card income decreased to $202.7 million in 2002, compared to $296.9 million in 2001. The decrease in credit card fees, interchange and other credit card income is due to the reduction of our credit card portfolio primarily due to the transfer of approximately $2.3 billion of receivables from Direct Merchants Bank to the Master Trust. In addition, we also amended the Master Trust core transaction documents, which resulted in interchange income earned on receivables held by the Master Trust to be recorded as contribution to the excess spread earned, effective June 2002. In 2002, $44.3 million of interchange income was earned by the Master Trust. Enhancement services revenue increased 12.9% to $384.0 million due primarily to a rate increase on our debt waiver products and increased active enrollments in various membership products. These increases were partially offset by a decrease in ServiceEdge® revenue due to the run-off of the ServiceEdge® portfolio and a decrease in PurchaseShield® revenue due to decreased enrollments.

      Other operating expenses increased to $758.2 million in 2002, compared to $714.2 million in 2001. This increase was primarily due to a $15.4 million increase in credit card account and other product solicitation and marketing expenses, a $15.9 million increase in enhancement services claims expense. During 2002, we recorded approximately $17.1 million write-down of excess property, equipment, operating leases, and the pending sale of our Arizona building and approximately $7 million of marketing and origination costs on our retail note program. In addition, we recorded a $10.6 million write-down of portfolios of charged-off loans purchased in 2001 and 2000.

Critical Accounting Policies

      The Company’s accounting policies are identified on pages 68-76 of this Report, the most significant of which are our determination of the allowance for loan losses, valuation of retained interests, and accounting for deferred acquisition costs and deferred revenue on enhancement services products.

Allowance for loan losses

      We maintain an allowance for loan losses sufficient to absorb anticipated probable loan losses inherent in the credit card loan portfolio as of the balance sheet date. At the time of charge-off, all principal balances are written off against the allowance and all fees and finance charges are netted against the applicable income statement line item. The allowance is based on management’s consideration of all relevant factors, including management’s assessment of applicable economic and seasonal trends.

      We segment the loan portfolio into several individual liquidating pools with similar credit risk and time since solicitation (vintage pools), and estimate (based on historical experience and existing economic conditions) the dollar amount of principal, accrued finance charges and fees in each 30-day delinquency bucket that will not be collected and, therefore, “roll” into the next 30-day bucket and ultimately charge-off. We then aggregate these pools into prime and subprime portfolios based on the prescribed FICO score cuts, and into several other groups such as credit counseling and payment alternative receivables. We also isolate individual pools subsequent to solicitation when the credit risk associated with the pools includes higher risk segments, such as our secured card program, accounts that are over their credit limit by more than 10% and other programs as deemed necessary. We separately analyze the reserve requirement on each of these groups or portfolios. The impact on the allowance for loan losses for accounts in suspended status under our debt waiver benefits is included in the vintage pool roll-rate analysis.

      We continually evaluate the homogenous liquidating risk pools using a roll-rate model which uses historical delinquency levels and pay-down levels (12 months of historical data, with influence given to the last six months’ performance to capture current economic and seasonal trends), loan seasoning and other measures of asset quality to estimate charge-offs for both credit loss and bankruptcy losses.

      Additionally, in evaluating the adequacy of the loan loss reserves, we consider several subjective factors which may be overlaid into the credit risk roll-rate model in determining the necessary loan loss reserve, including:

•	national and economic trends and business conditions, including the condition of various market segments;

•	changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery, as well as changes in the experience, ability and depth of lending management and staff;

•	trends in volume and the product pricing of accounts, including any concentrations of credit; and

•	impacts from external factors — such as, changes in competition, and legal and regulatory requirements — on the level of estimated credit losses in the current portfolio.

      Significant changes in these factors could impact our financial projections and thereby affect the adequacy of our allowance for loan losses.

Valuation of Retained Interests

      We determine the fair value of the net retained interests in loan securitized by calculating the present value of future expected cash flows using management’s best estimate of key assumptions including credit losses, gross yield, interest expense, servicing fees, payment rates and a discount rate commensurate with the risks involved. Our fair value analysis considers cash flows associated with the current receivable balances as of the balance sheet date. We assume no new sales or increases in outstanding receivables in conjunction with the accounts in the portfolio. The significant assumptions are applied to the existing receivable balance to determine the expected future cash flows. Our funding costs are primarily variable based on the London Interbank Offered Rate (“LIBOR”), and the income earned on our receivable balance is substantially variable based on Prime. We assume a flat interest rate environment and when interest rates change, we assume our assets and liabilities will reprice in a consistent manner.

      Our estimate of the assumptions considers several subjective factors, including:

•	national and economic trends and business conditions, including the condition of various market segments;

•	changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery, as well as changes in the experience, ability and depth of lending management and staff;

•	trends in volume and the product pricing of accounts, including any concentrations of credit; and

•	impacts from external factors, such as changes in competition, and legal and regulatory requirements.

      Furthermore, we consider the impact of conduit/asset-backed transaction enhancement levels and restrictions on the release of cash from the Master Trust due to spread triggers (see page 52 of this Report for further discussion) on the timing of our cash receipts from the Master Trust. Significant changes in these factors could impact our financial projections and thereby affect the valuation of the retained interests.

      The significant assumptions used for estimating the fair value of the retained interests in loans securitized are as follows:

	At December 31,

	2002	2001

Annual discount rate	20.0%	20.0%
Monthly payment rate	6.8%	6.6%
Gross yield(1)	21.4%	21.9%
Annual interest expense and servicing fees	4.3%	5.3%
Annual gross principal default rate	19.9%	18.4%

(1)	Includes finance charges, late and overlimit fees and bad debt recoveries, net of finance charge and fee charge-offs. Gross yield for purposes of our valuation does not include interchange income, debt waiver fees, or cash advance fees.

      At December 31, 2002, the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes are as follows (in millions):

	Impact on Fair Value

	10% Adverse Change	20% Adverse Change

Annual discount rate	$10	$19
Monthly payment rate	209	454
Gross yield	143	286
Annual interest expense and servicing fees	27	54
Annual gross principal default rate	176	351

      As the sensitivity indicates, the value of the Company’s retained interests on its balance sheet, as well as reported earnings, could differ significantly if different assumptions or conditions prevail.

Deferred Acquisition Costs on Enhancement Services Products

      We defer qualifying acquisition costs associated with our enhancement services products. These costs, which relate directly to membership solicitations (direct response advertising costs), principally include postage, printing, mailing telemarketing costs, and commissions paid to third parties. The total amount of enhancement services deferred costs as of December 31, 2002 and 2001 were $73.2 million and $79.4 million, respectively. If deferred acquisition costs were to exceed forecasted future cash flows, we would make an appropriate adjustment for impairment. The most significant assumption used by the Company in determining the realizability of these deferred costs is future revenues from our enhancement services products. A significant reduction in revenues could have a material impact on the values of these balances.

Debt Waiver Products

      Qualifying membership acquisition costs are deferred and charged to expense as debt waiver product fees are recognized. We amortize these costs using an accelerated methodology, which approximates our historical cancellation experience for debt waiver products. Amortization of debt waiver acquisition costs was $3.7 million for the year ended December 31, 2002. All other debt waiver acquisition costs are expensed as incurred. Deferred debt waiver acquisition costs were $2.6 million as of December 31, 2002.

Membership Program Products

      Qualifying membership acquisition costs are deferred and charged to expense as membership fees are recognized. We amortize all deferred costs on a straight-line basis for all annually billed products, and on an accelerated method for all monthly billed products, which approximates our historical cancellation experience for membership program products. Amortization of membership deferred costs was $55.4 million, $28.0 million and $19.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. All other membership acquisition costs are expensed as incurred. Deferred membership acquisition costs were $66.9 million and $66.7 million as of December 31, 2002 and 2001, respectively.

Warranty Products

      Qualifying warranty acquisition costs are deferred and charged to expense as warranty product fees are recognized. Those incremental direct acquisition costs, which are a result of a contract that is not consummated, are charged to expense as incurred. A successful effort conversion percentage is applied to these incremental direct acquisition costs, which approximates our historical successful effort rate percentage in negotiating warranty products. We amortize these deferred costs using an accelerated amortization methodology, which approximates our historical cancellation experience following the expiration of the manufacturer’s contractual cancellation period for the warranty products. Amortization of warranty acquisition costs were $12.8 million, $15.9 million, and $10.4 million for the years ended December 31, 2002, 2001, and 2000, respectively. All other warranty acquisition costs are expensed as incurred. Deferred warranty acquisition costs amount to $3.0 million and $12.7 million as of December 31, 2002 and 2001, respectively.

Revenue Recognition on Enhancement Services Products

Debt Waiver Products

      Direct Merchants Bank offers various debt waiver products on receivables it owns as well as securitized receivables. Direct Merchants Bank records deferred revenue when the debt waiver customer is billed. Revenue is recognized in the month following the completion of the cancellation period, which is one-month. Direct Merchants Bank incurs the related claims and marketing expenses. A reserve is maintained for future death and finance charge claims based on Direct Merchants Bank’s historical experience with settlement of such claims. Revenues recorded for debt waiver products are included in the consolidated statements of income under “Enhancement services revenues” and were $231.0 million, $198.2 million and $144.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Unearned revenues and reserves for pending claims and incurred but not reported claims are recorded in the consolidated balance sheets in “deferred income” and “accrued expenses and other liabilities,” respectively. Unearned revenues as of December 31, 2002 were $16.9 million compared to $20.4 million as of December 31, 2001. Reserves for pending and incurred but not reported claims were $8.2 million as of December 31, 2002, compared to $5.2 million as of December 31, 2001.

Membership Program Products

      We bill membership fees for enhancement services products through financial institutions, including Direct Merchants Bank, and other cardholder-based institutions. We record these fees as deferred membership income upon acceptance of membership and amortize them on a straight-line basis for all annually billed products, and on an accelerated amortization method for all monthly billed products over the membership period beginning after the contractual cancellation period is complete. A liability is established and netted against the related receivable in the consolidated balance sheets in “other assets” from inception of the membership through the end of the cancellation period that reflects our historical cancellation experience with these products. Gross receivables as of December 31, 2002 on the membership program products were $22.0 million compared to $38.7 million as of December 31, 2001. Cancellation reserves were $19.5 million and $29.6 million for the years ended December 31, 2002 and 2001, respectively. Revenues recorded for membership products are included in the statements of income under “enhancement services revenues” and were $92.9 million, $57.2 million and $76.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Unearned revenues on membership program products are recorded in the consolidated balance sheets in “deferred income”. Unearned revenues as of December 31, 2002 were $114.2 million compared to $130.9 million as of December 31, 2001. Reserves for pending and incurred but not reported claims, included in “accrued expenses and other liabilities,” were $0.1 million as of December 31, 2002, compared to $0.2 million as of December 31, 2001.

Warranty Products

      We coordinate the marketing activities for Direct Merchants Bank and third-party sales of extended service plans. We perform administrative services and retain the claims risk for all extended service plans sold. As a result, we defer and recognize extended service plan revenues and the incremental direct acquisition costs on an accelerated amortization method over the life of the related extended service plan contracts beginning after the expiration of any manufacturer’s warranty coverage. A liability is established and netted against the related receivable in the consolidated balance sheets in “other assets” from inception of the extended service plan through the end of the cancellation period that reflects our historical cancellation experience with these products. Gross receivables as of December 31, 2002 on the warranty products were $3.8 million compared to $7.0 million as of December 31, 2001. Cancellation reserves were $5.3 million and $6.2 million for the years ended December 31, 2002 and 2001, respectively. Unearned revenues on warranty products are recorded in the consolidated balance sheets in “deferred income”. Unearned revenues as of December 31, 2002 were $17.6 million compared to $33.8 million as of

December 31, 2001. Reserves for pending and incurred but reported claims, included in “accrued expenses and other liabilities,” were $0.7 million as of December 31, 2002, compared to $0.5 million as of December 31, 2001.

Net Interest Income

      Net interest income consists primarily of interest earned on our credit card loans and retained interests in loans securitized, less interest expense on borrowings to fund loans. Table 2 provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the years ended December 31, 2002, 2001 and 2000.

Table 2:     Analysis of Average Balances, Interest and Average Yields and Rates

	Year Ended December 31,

	2002			2001

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$23,750	$403	1.7%	$63,981	$3,115	4.9%
Short-term investments	560,891	10,122	1.8%	286,221	12,372	4.3%
Credit card loans and retained interests in loans securitized	3,217,145	516,834	16.1%	3,675,189	681,503	18.5%

Total interest-earning assets	$3,801,786	$527,359	13.9%	$4,025,391	$696,990	17.3%
Other assets	565,900	—	—	726,448	—	—
Allowance for loan losses and retained interest valuation allowance	(1,032,836)	—	—	(847,993)	—	—

Total assets	$3,334,850	—	—	$3,903,846	—	—

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits	$1,406,022	$68,741	4.9%	$2,110,967	$127,918	6.1%
Debt	380,728	34,775	9.1%	379,159	38,362	10.1%

Total interest-bearing liabilities	$1,786,750	$103,516	5.8%	$2,490,126	$166,280	6.7%
Other liabilities	418,731	—	—	402,147	—	—

Total liabilities	2,205,481	—	—	2,892,273	—	—
Stockholders’ equity	1,129,369	—	—	1,011,573	—	—

Total liabilities and equity	$3,334,850	—	—	$3,903,846	—	—

Net interest income and interest margin(1)	—	$423,843	11.1%	—	$530,710	13.2%
Net interest rate spread(2)	—	—	8.1%	—	—	10.6%
Return on average assets			N/A			6.3%
Return on average total equity			N/A			24.3%

(1)	We compute “net interest margin” by dividing net interest income by average total interest-earning assets.

(2)	The “net interest rate spread” is the yield on average interest-earning assets minus the funding rate on average interest-bearing liabilities.

Table 2:     Analysis of Average Balances, Interest and Average Yields and Rates (continued)

	Year Ended December 31, 2000

	Average		Yield/
	Balance	Interest	Rate

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$144,780	$9,139	6.3%
Short-term investments	78,697	4,710	6.0%
Credit card loans and retained interests in loans securitized	2,544,493	490,929	19.3%

Total interest-earning assets	$2,767,970	$504,778	18.2%
Other assets	753,852	—	—
Allowance for loan losses and retained interest valuation allowance	(695,169)	—	—

Total assets	$2,826,653	—	—

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits	$1,317,718	$89,560	6.8%
Debt	354,204	43,446	12.3%

Total interest-bearing liabilities	$1,671,922	$133,006	8.0%
Other liabilities	395,098	—	—

Total liabilities	2,067,020	—	—
Stockholders’ equity	759,633	—	—

Total liabilities and equity	$2,826,653	—	—

Net interest income and interest margin(1)	—	$371,772	13.4%
Net interest rate spread(2)	—	—	10.2%
Return on average assets			6.9%
Return on average total equity			25.7%

      Net interest income decreased from $530.7 million for the year ended December 31, 2001 to $423.8 million for year ended December 31, 2002. The decrease is due to a decrease in average interest-earning assets of $223.6 million and a 210 basis point reduction in net interest margin. The decrease in margin is primarily due to a 340 basis point decrease in yield resulting from a $458.0 million reduction in average credit card loans and retained interests in securitized loans, and a 50 basis point reduction in the Prime rate during the past year. As of December 31, 2002, 84.6% of our interest-earning assets were in credit card loans and retained interests in loans securitized, compared to 91.3% as of December 31, 2001.

Risk-Based Pricing

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

Table 3:     Changes in Net Interest Income

	Year Ended December 31,			Year Ended December 31,
	2002 vs. 2001			2001 vs. 2000

		Change Due to			Change Due to
	Increase			Increase
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

	(Dollars in thousands)
Interest Income:
Federal funds sold	$(2,712)	$(1,959)	$(753)	$(6,024)	$(5,100)	$(924)
Short-term investments	(2,250)	11,873	(14,123)	7,662	12,421	(4,759)
Credit card loans and retained interests in loans securitized	(164,669)	(84,937)	(79,732)	190,574	218,154	(27,580)

Total interest income	(169,631)	(38,717)	(130,914)	192,212	229,308	(37,096)
Deposit interest expense	(59,177)	(42,718)	(16,459)	38,358	53,914	(15,556)
Other interest expense	(3,587)	159	(3,746)	(5,084)	3,060	(8,144)

Total interest expense	(62,764)	(46,969)	(15,795)	33,274	65,090	(31,816)

Net interest income	$(106,867)	$8,252	$(115,119)	$158,938	$164,218	$(5,280)

Asset Quality

      Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts. At December 31, 2002, 49.5% of our outstanding receivables balance was from accounts that have been with us in excess of two years, and 22.0% of outstanding receivables were with us in excess of four years.

      We use credit line analyses, account management and customer transaction authorization procedures to minimize loan losses. Our risk models determine initial credit lines at the time of underwriting. We manage credit lines on an ongoing basis and adjust them based on customer usage and payment patterns. We continually monitor customer accounts and initiate appropriate collection activities when an account is delinquent or overlimit.

     Delinquencies

      Delinquencies not only have the potential to affect earnings in the form of net loan losses, but they also are costly in terms of the personnel and other resources dedicated to their resolution. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until we charge-off the account. Beginning in November 2002, we stopped billing late fees once an account became 120 days contractually delinquent. Past due accounts are re-aged to current status only after we receive at least three minimum payments or the equivalent cumulative amount. Accounts can only be re-aged to current status once every twelve months and two times every five years. Accounts entering long-term fixed payment forbearance programs (“workout re-age”) may receive a workout re-age upon entering the Debt Management Program. Workout re-ages can only occur after receipt of at least three consecutive minimum monthly payments, or the equivalent cumulative amount as defined by the Debt Management Program. Workout re-ages can only occur once in five years. Table 4 presents the delinquency trends of our credit card loan portfolio.

Table 4:     Loan Delinquency

	December 31,	% of	December 31,	% of	December 31,	% of
	2002	Total	2001	Total	2000	Total

	(Dollars in thousands)
Loan portfolio	$846,417	100%	$2,756,763	100%	$1,184,269	100%
Loans contractually delinquent:
30 to 59 days	1,673	0.2%	87,603	3.2%	27,837	2.3%
60 to 89 days	2,121	0.2%	66,647	2.4%	22,074	1.9%
90 or more days	4,082	0.5%	123,528	4.5%	39,257	3.3%

Total	$7,876	0.9%	$277,778	10.1%	$89,168	7.5%

      The decrease in delinquencies as of December 31, 2002 versus December 31, 2001 primarily reflects the sale of approximately $120 million delinquent receivables during September and December 2002.

     Net charge-offs

      Net charge-offs are the principal amount of losses from cardholders unwilling or unable to make minimum payments, bankrupt cardholders and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged-off against the applicable income statement line item at the time of charge-off. We charge-off and take accounts as a loss either within 60 days after formal notification of bankruptcy, at the end of the month during which most unsecured accounts become contractually 180 days past due, at the end of the month during which unsecured accounts that have entered into a credit counseling or other similar program and later become contractually 120 days past due, or at the end of the month during which secured accounts become contractually 120 days past due after first reducing the loss by the secured deposit.

      Charge-offs due to bankruptcies were $61.5 million, representing 17.8% of total gross charge-offs as of December 31, 2002 and $76.3 million, representing 27.8% of total gross charge-offs as of December 31, 2001. We charge-off accounts that are identified as fraud losses no later than 90 days after the last activity. We enter into forward flow agreements with third parties for the sale of a majority of charged-off accounts. We also refer charged-off accounts to our recovery unit for coordination of collection efforts to recover the amounts owed. When appropriate, we place accounts with external collection agencies or attorneys.

      Table 5 presents our net charge-offs for the periods indicated as reported in the consolidated financial statements:

Table 5:     Net Charge-offs

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Average credit card loans outstanding	$1,305,127	$1,709,989	$614,991
Net charge-offs	325,351	247,576	144,540
Net charge-off ratio	24.9%	14.5%	23.5%

      Net charge-offs for the year ended December 31, 2002 increased $77.8 million over the year ended December 31, 2001. The increase is due to a $101.5 million charge-off for receivables that were sold during the year. The net charge-off ratio increased from 14.5% to 24.9% due to the sale of the delinquent receivables, the weak economic environment and the impact of the Company’s 2001 credit line increase program on the severity of credit losses.

     Provision and Allowance for Loan Losses

      We record provisions for loan losses in amounts necessary to maintain the allowance at a level sufficient to absorb anticipated probable loan losses inherent in the existing loan portfolio as of the balance sheet date.

      The economy has exhibited a significant slowdown over the last two years. Some of the actions we are taking to mitigate this slowdown include expanding our collections strategies to aggressively address any potential delinquency increases and utilizing our recovery staff to work on precharge-off receivables. We also leverage forbearance programs and credit counseling services for qualifying cardholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees and other incentives to induce the customer to continue making payments. The amount of customer receivables in debt forbearance programs was $34.7 million or 4% of total credit card loans as of December 31, 2002, compared to $129.9 million or 5% of total credit card loans as of December 31, 2001.

      The provision for loan losses for the year ended December 31, 2002, totaled $573.5 million compared to a provision of $549.1 million in 2001. The increase in the provision for loan losses in 2002 compared to 2001 reflects an increase in delinquencies throughout 2002, excluding the impact of the sales of approximately $120 delinquent receivables, and the current economic environment.

      The allowance for loan losses was $90 million as of December 31, 2002, versus $410 million as of December 31, 2001. Our roll-rate models, including management contingency, indicated our required allowance for loan losses was in the range of $75 million to $90 million as of December 31, 2002, versus $385 million to $415 million as of December 31, 2001. The ratio of allowance for loan losses to period-end credit card loans was 10.7% at December 31, 2002, compared to 14.9% at December 31, 2001. The allowance for loan losses as a percentage of 30-day plus receivables was 1,146.7% at December 31, 2002, compared to 147.7% at December 31, 2001. The increase in the allowance as a percentage of credit card loans and the increase in allowance as a percentage of 30-day plus receivables is primarily due to the sale of approximately $120 million of delinquent receivables during 2002.

      We believe the allowance for loan losses is adequate to cover probable future losses inherent in the loan portfolio under current conditions. However, we cannot give assurance as to future credit losses that may be incurred in connection with our loan portfolio, nor can we provide assurance that the established allowance for loan losses will be sufficient to absorb future losses.

     Retained Interests Valuation

      We determine the fair value of our retained interests in securitized loans by calculating the present value of future expected cash flows using management’s best estimate of key assumptions, including credit losses, weighted-average spreads, payment rates, and a discount rate commensurate with the risk involved.

      We record a valuation allowance to reduce the contractual value of the retained interests in loans securitized to fair value. Tables 6 and 7 summarize our retained interests as of December 31, 2002, 2001 and 2000:

Table 6:     Securitized Assets

	December 31,	December 31,	December 31,
	2002	2001	2000

Loans securitized	$8,836,857	$7,895,843	$6,070,224
Retained interests	1,736,912	1,339,178	2,091,138

Total	$10,573,769	$9,235,021	$8,161,362

Delinquencies	$1,252,073	$845,390	$678,564
Delinquency percentage	11.8%	9.2%	8.3%
Average net excess spread (cash basis)	5.7%	7.8%	7.1%

Table 7:     Retained Interests in Loans Securitized

	Year Ended December 31,

	2002	Change	2001	Change	2000

Contractual retained interests	$991,053	$213,644	$777,409	$(30,916)	$808,325
Excess transferor’s interests	46,460	6,536	39,924	(767,401)	807,325
Finance charge receivables	699,399	177,554	521,845	46,357	475,488

Gross retained interests	$1,736,912	$397,734	1,339,178	$(751,960)	$2,091,138
Valuation allowance	(986,517)	(449,018)	(537,499)	103,353	(640,852)

Net retained interests	$750,395	$(51,284)	$801,679	$(648,607)	$1,450,286

      Gross retained interests in loans securitized increased $398 million to $1.7 billion in 2002, compared to $1.3 billion in 2001. The increase is due to the sale of approximately $2.3 billion of receivables from Direct Merchants Bank to the Master Trust during 2002. The $752 million decrease in gross retained interest during 2001 was due primarily to the maturity of the bank conduit that was accounted for as a sale under SFAS 140. As a result, approximately $855 million of receivables that were classified as retained interests in loans securitized as of December 31, 2000 were classified as credit card loans in 2001. During 2002, the valuation allowance increased by $449.0 million, of which $159.6 million was due to the increase in the gross retained interests and $289.4 million was due to projected decrease in excess spreads. The projected decrease in excess spreads is primarily due to an increase in projected gross principal default rates. The projected gross principal default rate increased from 18.4% as of December 31, 2001 to 19.9% as of December 31, 2002. The increase in the projected gross principal default rate was due to increased delinquencies in the Master Trust, increased loss severity due to the Company’s 2001 credit line increase program and overall deterioration in the economy. During 2001, the valuation allowance decreased $103.4 million, of which $230.4 million was due to lower gross retained interests. This was partially offset by $127.1 million increase in the valuation allowance relating to higher projected default rates.

Other Operating Income

      Other operating income contributed 67% and 69% of total revenues for the years ended December 31, 2002 and 2001, respectively. Other operating income decreased $296.4 million for the year ended December 31, 2002 over 2001.

      Net securitization and credit card servicing income decreased $246.1 million to $271.3 million in 2002. The decrease was primarily due to a decrease in excess spread, as a result of an increased default rate on securitized receivables.

      Credit card fees, interchange and other credit card income was $202.7 million in 2002, a decrease of $94.3 million from 2001. The decrease is primarily due to the reduction in average credit card receivables due to the transfer of approximately $2.3 billion of receivables to the Master Trust during 2002. In addition, we amended the Master Trust core transaction documents, which resulted in interchange income earned on receivables held by the Master Trust to be recorded as contribution to the excess spread earned, effective June 2002. In 2002, $44.3 million of interchange income was earned by the Master Trust.

      Enhancement services revenues increased by $43.9 million for the year ended December 31, 2002. The increase was primarily due to a rate increase on our debt waiver products and increased active enrollments in various membership products. These increases were partially offset by a decrease in ServiceEdge® revenue due to the run-off of the ServiceEdge® portfolio, and a decrease in PurchaseShield® revenue due to decreased enrollments. Table 8 presents the breakdown of revenues and active memberships for our enhancement services products.

Table 8:     Enhancement Services Revenues and Active Memberships

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Revenues
Credit Protection Products	$234,636	$202,300	$149,421
Membership Program Products	92,919	57,186	75,981
Warranty/Other	56,494	80,646	40,798

Total	$384,049	$340,132	$266,200

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Active Memberships
Credit Protection Products	905	1,125	1,178
Membership Program Products	3,248	2,856	3,335
Warranty/Other	941	1,794	1,554

Total	5,094	5,775	6,067

Other Operating Expense

      Total other operating expenses for the year ended December 31, 2002 increased $44.1 million over 2001. Employee compensation decreased $14.6 million for the year ended December 31, 2002, due to decreased staffing needs and fringe benefits. Credit card account and other product solicitation and marketing expenses increased $15.4 million over 2001, largely due to higher costs to acquire new accounts. Enhancement services claims expense increased $15.9 million, reflecting higher claims paid on debt waiver death benefits and interest forgiven, as well as an increase in our estimate of unreported claims as of the balance sheet date. As of December 31, 2002, we had a debt waiver total covered balance of $2.4 billion, compared to $2.8 billion as of December 31, 2001. Other expenses increased $8.7 million primarily due to approximately $7 million of marketing and origination costs on our retail note program.

      During 2002, we recorded approximately $17.1 million of write-downs of excess property, equipment, operating leases, and the pending sale of our Arizona building. In addition, we recorded a $10.6 million write-down on portfolios of charged-off loans purchased in 2001 and 2000. The book value of these portfolios was $3.4 million as of December 31, 2002, compared to $20.1 million as of December 31, 2001.

     Derivative Activities

      We use derivative financial instruments for the purpose of managing our exposure to interest rate risks. We entered into interest rate swap transactions through Direct Merchants Bank. The swaps were used to convert a portion of the fixed rate CDs to variable rate CDs and, thus, hedge the fair market value of the CDs. The CDs experience fluctuating fair value in rising or declining interest rate environments. By converting the fixed payment to a variable payment, the interest rate swaps effectively reduce the variability of the fair market value of the CDs. As of December 31, 2002, there were no interest rate swaps outstanding. As of December 31, 2001, there was one swap outstanding with a fair value of $3.3 million.

      The adoption of SFAS 133 resulted in a one-time, non-cash, after-tax charge to earnings of $14.5 million reflected as a “cumulative effect of accounting change” in the consolidated statements of income for the year ended December 31, 2001.

      MRI enters into interest rate cap transactions related to each asset-backed securitization transaction. MRI assigns all of its right, title and interest under the interest rate cap agreement to the Trustee of the

Master Trust for the benefit of the holders of securities issued by the Master Trust. The purpose of the interest rate cap is to effectively limit the interest exposure of the Master Trust for each individual series to a maximum based upon the LIBOR rate.

     Balance Sheet Analysis

     Cash and Cash Equivalents

      Cash and cash equivalents increased $159.6 million to $647.7 million as of December 31, 2002, compared to $488.1 million as of December 31, 2001. The increase is due to the transfer of assets from Direct Merchants Bank to the Master Trust, which created excess cash at Direct Merchants Bank.

     Credit Card Loans

      Credit card loans were $846.4 million as of December 31, 2002 compared to $2.76 billion as of December 31, 2001. The $1.9 billion decrease is primarily a result of the transfer of $2.3 billion of receivables from Direct Merchants Bank to the Master Trust.

     Deposits

      Deposits decreased $1.2 billion to $892.8 million as of December 31, 2002, from $2.1 billion as of December 31, 2001. The decrease relates to a shift in funding from CDs to off-balance sheet asset-backed securitizations.

      Under the OCC operating agreement, the Company has agreed to reduce receivables at Direct Merchants Bank to no more than $550 million by December 31, 2003, and to zero by December 31, 2004. As a result, we do not anticipate issuing jumbo CDs in the foreseeable future.

     Debt

      Debt decreased from $647.9 million in 2001 to $357.6 million in 2002 due to the paydown of a warehouse financing arrangement entered into by Direct Merchants Bank in June 2001 that was accounted for as a collateralized financing.

     Deferred Income

      Deferred income decreased to $159.3 million as of December 31, 2002, compared to $215.0 million as of December 31, 2001. The decrease primarily relates to a shift from annual-billed to monthly-billed enhancement services products and the run-off of deferred revenues associated with our ServiceEdge® product.

     Stockholders’ Equity

      Stockholders’ equity was $1.1 billion as of December 31, 2002, a decrease of $82.9 million from December 31, 2001. The decrease primarily results from a net loss of $33.9 million, cash dividends of $3.7 million and $45.3 million of stock repurchases under our stock repurchase program, partially offset by $3.0 million of stock issuances under employee benefit plans and the forfeiture of $4.8 million of restricted stock.

Liquidity, Funding and Capital Resources

      One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Liquidity management is a dynamic process, affected by changes in the characteristics of our assets and liabilities and short- and long-term interest rates. We use a variety of financing sources to manage liquidity, funding, and interest rate risks. Table 9 summarizes our funding and liquidity as of December 31, 2002 and 2001:

Table 9:     Liquidity, Funding and Capital Resources

	December 31, 2002			December 31, 2001

	DMCCB	Other	Consolidated	DMCCB	Other	Consolidated

Cash and due from banks	$58,399	$4,414	$62,813	$106,479	$3,333	$109,812
Federal funds sold	88,000	—	88,000	243,772	—	243,772
Short-term investments	322,039	174,815	496,854	50	134,452	134,502

Total cash and cash equivalents	$468,438	$179,229	$647,667	$350,301	$137,785	$488,086

	December 31, 2002		December 31, 2001

		Unused		Unused
	Outstanding	Capacity	Outstanding	Capacity

On-balance sheet funding
Bank conduit — June 2003	$—	$—	$292,000	$108,000
Revolving credit line — July 2003	—	162,696	—	164,746
Term loan — June 2003	100,000	N/A	100,000	N/A
10% senior notes — November 2004	100,000	N/A	100,000	N/A
10.125% senior notes — July 2006	146,824	N/A	145,924	N/A
Other	10,825	N/A	9,980	N/A
Deposits — various maturities through February 2007	892,754	N/A	2,058,008	N/A

Subtotal	1,250,403	162,696	2,705,912	272,746

Off-balance sheet funding
Metris Master Trust:
Term asset back securitizations — various maturities through January 2009	7,610,000	—	7,459,250	—
Bank conduits — various maturities through June 2003	1,177,957	422,043	421,093	328,908
Metris facility-March 2003	48,900	26,100	15,500	59,500

Subtotal	8,836,857	448,143	7,895,843	388,408

Total	$10,087,260	$610,839	$10,601,755	$661,154

      During 2002 and 2001, we had net proceeds of approximately $0.9 billion and $1.8 billion, respectively, from sales of credit card loans to the Master Trust and the Metris facility referred to in the above table. We used cash generated from these transactions to reduce borrowings and to fund the credit card loan portfolio.

      As of December 31, 2002 and 2001, we had $7.3 million and $5.3 million, respectively, of letters of credit issued under our revolving line of credit. Under our credit agreement, we need to maintain, among other items, minimum equity plus reserves to managed assets of 10%, minimum three-month average excess spread (on each individual series of securities issued under the Master Trust) of 1%, minimum equity of $685 million at December 31, 2002 and a ratio of equity plus allowance for loan losses and valuation allowance to managed 90-day plus delinquencies of 2.25. Furthermore, the Company has pledged certain assets as collateral on the credit agreement. As of December 31, 2002, and 2001 we were in compliance with all financial covenants under our credit agreement.

      Our contractual cash obligations as of December 31, 2002 were as follows:

	Less Than	One to	Four to	Over
	One Year	Three Years	Five Years	Five Years	Total

Long-term debt	$101,031	$109,530	$146,921	$167	$357,649
Operating leases	14,851	20,634	15,656	26,998	78,139
Deposits	388,965	256,277	247,512	—	892,754
Open-to-buy on credit card accounts(1)	—	—	—	—	12,009,893

Total	$504,847	$386,441	$410,089	$27,165	$13,338,435

(1)	See tables on pages 10-12 of this Report for further information.

      The following table presents the amounts, as of December 31, 2002, of off-balance sheet funding in the Master Trust and the Metris facility scheduled to amortize in future years. We base the amortization amounts on estimated amortization periods, which are subject to change based on the Master Trust and Metris facility performance:

(In thousands)
2003	$1,826,857
2004	2,260,000
2005	2,300,000
2006	1,250,000
2007	600,000
Thereafter	600,000

Total	$8,836,857

      The following table shows the annualized yields, defaults, costs and excess spreads for the Master Trust on a cash basis:

	Year Ended December 31,

	2002		2001		2000

	(In thousands)
Gross yield(1)	$2,564,009	26.46%	$2,035,113	27.58%	$1,528,056	27.22%
Annual principal defaults	1,587,095	16.38%	972,348	13.18%	632,763	11.27%

Net portfolio yield	976,914	10.08%	1,062,765	14.40%	895,293	15.95%
Annual interest expense and servicing fees	406,826	4.35%	451,061	6.62%	470,634	8.90%

Net excess spread(2)	$570,088	5.73%	$611,704	7.78%	$424,659	7.05%

(1)	Includes finance charges, late, over limit and cash advance fees, bad debt recoveries, interchange income and debt waiver fees, less finance charge and fee charge-offs.

(2)	The net excess spread on a cash basis for the Master Trust was 2.24% for the month ended February 28, 2003. The three-month average net excess spread on a cash basis was 1.91% as of February 28, 2003.

      The Master Trust and the associated off-balance sheet debt provide for early amortization if certain events occur. These events are described in the applicable prospectus of each securitization transaction.

The significant events are (i) one-month and three-month average excess spreads below certain levels, (ii) negative transferor’s interest within the Master Trust or (iii) failure to obtain funding during an accumulation period for a maturing term asset-backed securitization. In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Master Trust. This restricted cash provides additional security to the investors in the Master Trust. We reflect cash restricted from release in the Master Trust as “other receivables due from credit card securitizations, net” in the consolidated balance sheet. The triggers are related to the performance of the Master Trust, specifically the average of net excess spread over a one to three-month period.

      The following table illustrates the maximum amount of cash (as a percentage of outstanding securitized principal receivables) that could be held by the Master Trust as additional collateral if the one month and three month average excess spread of the Master Trust was within various ranges:

Maximum
Cash Basis Net Excess Spread	Restricted

greater than 5.5%	—
5.1% - 5.5%	0.5% - 1.0%
4.6% - 5.0%	0.5% - 1.5%
4.1% - 4.5%	2.0% - 2.5%
3.6% - 4.0%	2.5% - 3.0%
3.1% - 3.5%	2.5% - 4.0%
less than 3.0%	4.0% - 5.0%

      The cash restricted from release is limited to the amount of excess spread generated in the Master Trust on a cash basis. During periods of lower excess spreads, the required amount of excess spread to be restricted in the Master Trust may not be achieved. During those periods, all excess spread normally released to MRI will be restricted from release. Once the maximum required amount of cash is restricted from release or excess spreads improve, cash can again be released from the spread accounts. Based on the performance of our Master Trust, the amount of cash required to be restricted was $304 million at December 31, 2002 and $455 million at February 28, 2003. As of December 31, 2002, $29.1 million has been restricted from release in the Master Trust due to performance and $21.4 million has been restricted from release in the Master Trust due to corporate debt ratings. As of February 28, 2003, $62.1 million has been restricted from release in the Master Trust due to performance and $21.4 million has been restricted from release in the Master Trust due to corporate debt ratings (see page 54 for discussion of corporate debt ratings). We expect all cash basis excess spread to be restricted from release to us until the first quarter of 2004.

      In the past, Direct Merchants Bank has issued jumbo CDs of $100,000 or more. As of December 31, 2002 and 2001, $0.9 billion and $2.1 billion of CDs were outstanding with original maturities ranging from six months to five years. These CDs pay fixed interest rates ranging from 1.1% to 7.6% and 2.4% to 7.6% at December 31, 2002 and 2001, respectively. Under the OCC operating agreement, the Company has agreed to reduce receivables at Direct Merchants Bank to no more than $550 million by December 31, 2003, and to zero by December 31, 2004. As a result, we do not anticipate issuing jumbo CDs in the foreseeable future.

      The weighted-average interest rate on outstanding funding as of December 31, 2002 and 2001 was as follows:

	December 31, 2002	December 31, 2001

Bank conduit — 2003	—	2.4%
Term loan — 2003	4.7%	5.4%
Senior notes — 2004	10.0%	10.0%
Senior notes — 2006	11.4%	11.5%
Other	9.0%	8.9%
Deposits	5.1%	5.1%
Master Trust	2.1%	3.0%
Metris facility	1.9%	2.3%

      The 70 basis point decrease in the weighted-average interest rate on the term loan and the 90 basis point decrease in the weighted-average interest rate on the Master Trust were primarily due to the decrease in LIBOR, which is the base rate for these funding vehicles, and the maturity of the 1997-1 asset-backed securitization, which had fixed rate funding at 6.9%, in April 2002. As the base rate, LIBOR decreased from 1.9% as of December 31, 2001, to 1.4% as of December 31, 2002.

      The Company has $430.6 million of Series C Perpetual Convertible Preferred Stock outstanding which is held by affiliates of Thomas H. Lee Partners, L.P. (formerly, Thomas H. Lee Company) (“THL Partners”), a private equity firm, and is convertible into common shares at a conversion price of $12.42 per common share subject to adjustment in certain circumstances. The Series C Preferred Stock has a 9% dividend payable in additional shares of Series C Preferred Stock and will also receive any cash dividends paid on the Company’s common stock on a converted basis. One share of Series C Preferred Stock is convertible into 30 shares of common stock, plus a premium amount designed to guarantee a portion of seven years’ worth of dividends at a 9% annual rate. For conversions in 2002, the premium amount would be equal to approximately 54.4% of those future dividends. Assuming conversion of the Series C Preferred Stock into common stock, THL Partners would own approximately 40.5% of the Company on a diluted basis at December 31, 2002. So long as affiliates of THL Partners own at least 25% of the originally issued Series C Preferred Stock (or any shares of Common Stock issued upon conversion thereof), the holders of a majority of the then-outstanding shares of the Series C Preferred Stock are entitled to elect four members to MCI’s Board of Directors. The Series C Preferred Stock may be redeemed by us in certain circumstances by paying 103% of the redemption price of $372.50 and all accrued dividends at the time of redemption. We also have the option to redeem the Series C Preferred Stock after December 9, 2008, without restriction by paying the redemption price of $372.50 and all accrued dividends at the time of redemption.

      The Internal Revenue Service (“IRS”) has recently completed its examination of the Company’s tax returns through December 31, 1998. The IRS has proposed adjustments to increase the Company’s federal income tax by $42.9 million, plus interest of more than $15 million, pertaining to the Company’s treatment of certain credit card fees as original issue discount (“OID”). Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees constitute OID and must be deferred and amortized over the life of the underlying credit card receivables for tax purposes. Cumulatively through the year ended December 31, 2002, the Company has deferred more than $212 million in federal income tax under the OID rules.

      The Company believes its treatment of the fees is appropriate and continues to work with the IRS to resolve the proposed adjustments. The Company’s position on the treatment of credit card fees is consistent with that of many other U.S. credit card issuers. We do not expect any additional tax to be paid or settlement to be reached over the next twelve months. However, both the timing and amount of the final resolution of this matter is uncertain.

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

      Since the later part of 2002, our corporate debt ratings, the Master Trust ratings and the ratings of Direct Merchants Bank have been downgraded. These downgrades reflect the losses we experienced in 2002, as well as deteriorating performance in the Master Trust. These downgrades and any future downgrades will have a negative effect on our ability to obtain funding. In addition, access to funding may be at a higher cost and on terms less favorable to us than those previously available as a result of the deterioration in our financial performance and asset quality.

      Our deposits and secured/unsecured debt are rated by Moody’s Investor Services (“Moody’s”) Standard & Poor’s Rating Services (“S&P”) and Fitch, Inc. (“Fitch”). Factors affecting the various ratings include the overall health of the global/national economy, specific economic conditions impacting the subprime consumer finance industry, and the overall financial performance of the Company, including earnings, credit losses, delinquencies, excess spreads in the Master Trust and our overall liquidity. Furthermore, certain of our term asset-backed securitizations require the restriction of cash if our corporate debt ratings go below certain levels. The table below illustrates the current debt ratings of MCI and Direct Merchants Bank:

	Moody’s	Standard & Poor’s	Fitch

Metris Companies Inc.
Senior unsecured debt	B3	CCC+	CCC
Credit facility	B2	B-	CCC
Direct Merchants Bank
Short-term deposits	Ba2		B
Long-term deposits	Ba1		B

      Moody’s, S&P and Fitch have a “negative outlook” for us and our debt ratings. The rating agencies cited concerns about our funding and liquidity challenges, earnings and asset quality.

      During the first quarter of 2003, we continue to experience pressure on our liquidity position. As part of our commitment to meet the goals under our strategic plan, management is implementing measures to maintain strong levels of liquidity.

      On March 17, 2003 we obtained a $425 million extension through March 2004 of an $850 million conduit which was scheduled to mature in June of 2003. We also secured a $425 million conduit through March 2004, which will replace conduits and warehouse facilities scheduled to mature during March through May 2003. Furthermore, these conduits will provide for the financing of a term asset-backed securitization that is scheduled to mature in July 2003. The availability of funding under these facilities is subject to various conditions, including a net reduction of receivables in the Master Trust and a minimum three-month average excess spread of 1%. In connection with the transactions, we also terminated our $170 million revolving line of credit.

      On March 18, 2003 the Company and Direct Merchants Bank entered into an operating agreement with the OCC. The operating agreement requires, among other things, the following:

•	The Bank must reduce its on-balance-sheet credit card receivables to no more than $550 million by December 31, 2003 and to zero by December 31, 2004. During the time the Bank is reducing these receivables, the mix of subprime receivables may not exceed 60% of all credit card receivables. As of December 31, 2002, 52.9% of the Bank’s credit card portfolio was subprime. The Bank will continue to sell credit card receivables on a daily basis to MCI under the purchase agreement currently in effect between MCI and the Bank.

•	The Bank must maintain minimum capital in the aggregate amount of (i)liquid assets deposited pursuant to the Liquidity Reserve Deposit Agreement discussed below; (ii) the capital required as a result of the 200% risk-weight applied to on-book subprime credit card receivables; and (iii) the minimum capital required under Federal law for a “well capitalized” institution for all remaining assets owned by the Bank.

•	The Bank must meet certain liquidity requirements, including maintaining, on a daily basis, liquid assets of not less than 100% of the deposits and other liabilities coming due within the next 30 days, maintaining marketable assets in an amount equal to or in excess of the Bank’s insured deposits, maintaining cash and cash equivalents in excess of 46% of outstanding CDs and entering into the Liquidity Reserve Deposit Agreement discussed below to support the Bank’s credit card receivables funding needs.

•	The terms of the operating agreement required Direct Merchants Bank and MCI to enter into a Capital Assurance and Liquidity Maintenance Agreement (“CALMA”) which also was executed on March 18, 2003. The effect of the CALMA is to require MCI to make such capital infusions or provide Direct Merchants Bank with financial assistance so as to permit Direct Merchants Bank to meet its liquidity requirements.

•	The operating agreement requires Direct Merchants Bank, a third-party depository bank and the OCC to execute a Liquidity Reserve Deposit Agreement (“LRDA”) within 30 days of the effective date of the operating agreement.

      Upon entering into the operating agreement, Direct Merchants Bank declared and paid a dividend of $155 million to us on March 19, 2003. Furthermore, the agreement allows Direct Merchants Bank to declare and pay future dividends without prior approval by the OCC, provided such dividends are in compliance with OCC regulations.

      During the past fiscal year, we had in place a $270 million term loan and revolving credit facility. In connection with the conduit transactions discussed above, all availability under the $170 million revolving portion of this facility was terminated as of March 18, 2003, with the exception of the $7.3 million of outstanding letters of credit. Term loans of $100 million remain outstanding under the facility and mature on June 30, 2003. In order to refinance the facility in part, on March 31, 2003, THL Fund IV committed to provide a term loan to the Company in an aggregate amount of $125 million as a backup financing facility, secured by assets of the Company. The backup facility carries an interest rate of 12% per annum plus an option to earn an additional meaningful economic return based on the performance of the Company’s managed receivables through December 31, 2004. The backup facility would be repayable in full on March 1, 2004. THL Fund IV’s obligation to loan funds to the Company is subject to a number of conditions, including the requirement that the Company receive an opinion or opinions satisfactory to THL Fund IV that the new credit facility is fair, from a financial point of view to the Company and to the holders of the Company’s outstanding notes. There can be no assurance that these conditions will be met.

      As previously noted, during 2003 we have contractual cash obligations of $505 million, off-balance sheet funding scheduled to amortize of $1.8 billion and will require funding for a $610 million term asset-backed securitization maturing in January 2004. In addition, we will need cash to fund new receivables, for the reduction of credit card loans at Direct Merchants Bank to no more than $550 million at December 31, 2003 (required under our operating agreement) and for general operating needs. We have historically utilized a variety of funding vehicles, as well as ongoing cash generated from operations, to finance credit card receivable growth, maturing debt obligations and general operating needs. During the next year we intend to shrink the size of the credit receivables in the Master Trust by approximately $2.1 billion through lower credit card account acquisitions, attrition in the portfolio and third party sales as necessary. This reduction in the size of the portfolio will significantly reduce our need for additional bank conduits or the issuance of new asset-backed securities. We believe we have adequate liquidity for meeting anticipated cash needs, although no assurance can be given to that effect.

     Capital Adequacy

      In the normal course of business, Direct Merchants Bank enters into agreements, or is subject to regulatory requirements, that result in cash, debt, dividend or other capital restrictions.

      The Federal Reserve Act imposes various legal limitations on the extent to which banks can finance or otherwise supply funds to their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to or other covered transactions, such as certain purchases of assets, with MCI and its affiliates. Such restrictions limit Direct Merchants Bank’s ability to lend to MCI and its affiliates. Additionally, Direct Merchants Bank is limited in its ability to pay dividends to us in accordance with the national bank dividend provisions.

      Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At December 31, 2002 and 2001, Direct Merchants Bank’s Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a “well-capitalized” depository institution under regulations of the OCC, as illustrated in the table below.

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

      Additional information about Direct Merchants Bank’s actual capital amounts and ratios are presented in the following table:

			To be
			Adequately		To be Well
	Actual		Capitalized		Capitalized

As of December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$402,891	30.9%	$104,465	8.0%	$130,581	10.0%
Tier 1 capital (to risk-weighted assets)	385,658	29.5%	52,233	4.0%	78,349	6.0%
Tier 1 capital (to average assets)	385,658	24.4%	63,219	4.0%	79,024	5.0%

			To be
			Adequately		To be Well
	Actual		Capitalized		Capitalized

As of December 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$346,907	13.0%	$213,733	8.0%	$267,166	10.0%
Tier 1 capital (to risk-weighted assets)	308,186	11.5%	106,867	4.0%	160,300	6.0%
Tier 1 capital (to average assets)	308,186	11.2%	110,573	4.0%	138,216	5.0%

      FFIEC guidelines indicate that an institution with a concentration in subprime lending should hold one and one-half to three times the normal minimum capital required. The OCC has regulatory authority to evaluate the safety and soundness of Direct Merchants Bank under these more stringent guidelines. The OCC has required Direct Merchants Bank, to maintain two times the normal minimum capital on those credit card loans that qualify as subprime loans (FICO score of 660 and below) and maintain a minimum capital ratio of 10%. Under these guidelines, Direct Merchants Bank’s total capital ratio as of December 31, 2002 was 23.3%.

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

      Our primary managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime rate. We fund credit card loans through a combination of cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances. Our securitized loans are owned by the Master Trust and bank-sponsored single-seller and multi-seller receivables conduits within the Master Trust, which have committed funding primarily indexed to variable commercial paper rates and LIBOR. Our $270 million bank credit facility consists of a $170 million revolving credit facility that is indexed to Prime rate and a $100 million term loan that is indexed to LIBOR. Effective March 17, 2003, the $170 million revolving credit facility was terminated. The long-term debt is at fixed interest rates. At December 31, 2002, none of the securities issued out of the Master Trust and conduit funding of securitized receivables was funded with fixed rate securities, compared to 8.8% at December 31, 2001.

      In an interest rate environment with rates significantly above current rates, the potential negative impact on earnings of higher interest expense is partially mitigated by fixed rate funding and interest rate cap contracts.

      The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates of 200 basis points. Assuming that we take no counteractive measures, as of December 31, 2002, a 200-basis-point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, would result in a decrease in net income of approximately $11.0 million relative to a base case over the next 12 months, compared to an approximate $34.6 million increase as of December 31, 2001 relative to a base case over the next 12 months. A decrease of 200 basis points would result in an increase in net income of approximately $55.0 million as of December 31, 2002, and an increase of $7.0 million as of December 31, 2001.

      The year-over-year changes in the sensitivity to a 200 basis point increase and decrease in the market interest rate is mainly due to increased loan balances in fixed rate price programs, such as forbearance programs, promotional rate programs and introductory rate programs, as well as floors placed on interest rates charged to customers in 2002. You should not construe our use of this methodology to quantify the market risk of financial instruments as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our cardholders, or the fact that LIBOR and Prime rates may not move in tandem in an increasing or decreasing rate environment. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

Newly Issued Pronouncements

      On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes accounting and reporting standards for goodwill and other intangible assets. It requires enterprises to test these assets for impairment upon the adoption of SFAS No. 142, as well as on an annual basis, and reduce the carrying amount of these assets if they are found to be impaired. Goodwill and other intangible assets with an indefinite useful life will no longer be amortized. Other intangible assets with an estimable useful life will continue to be amortized over their useful lives. The adoption of the standard did not have a material impact on our financial statements.

      On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,”which supersedes FASB Statement No. 121, and provides a single accounting model for long-lived assets to be disposed of. The adoption of the standard did not have a material impact on our financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. SFAS No. 145 also amends SFAS No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. Accordingly, most gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented must be reclassified to conform with the provisions of SFAS No. 145. SFAS No. 145’s amendment and technical correction to SFAS No. 13 is effective for all transactions occurring after May 15, 2002. There was not a material impact on our financial statements upon adoption of SFAS No. 145.

      In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue No. 94-3, a liability for an exit cost as generally defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a material impact on our financial statements upon adoption of SFAS No. 146.

      In November 2002, FASB issued Interpretation No. 45, “Guarantors Accounting for Guarantees”. The Interpretation requires certain guarantees to be recognized and initially measured at fair value. The interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The requirements of Interpretation No. 45 are effective for financial statements ending after December 15, 2002. The initial recognition and initial measurement provisions of the Interpretation are applied, on a prospective basis only, to guarantees issued after December 31, 2002, irrespective of the guarantor’s fiscal year-end. There was not a material impact on our financial statements upon adoption of Interpretation No. 45.

      In December 2002, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. In an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.

      FASB Interpretation No. 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity activities or entitled to receive a majority of the entity’s residual returns or both. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. Interpretation No. 46 provides a specific exemption for entities qualifying as Qualified Special Purpose Entities as described in SFAS No. 140. All of our non-consolidated entities are Qualified Special Purpose Entities under the definition in SFAS No. 140. We do not expect the adoption of this Interpretation to have a material impact on our financial statements.

      In December 2002, the FFIEC issued guidance on the accounting treatment of Accrued Interest Receivables (“AIR”) related to credit card securitizations. AIR typically consists of a seller’s retained interest in the investor’s portion of the accrued and billed fees and finance charges and the right to finance charges accrued but not yet billed. The guidance requires AIR to be recorded on the balance sheet as a retained beneficial interest. Accordingly, we reclassified accrued but unbilled finance charges on our balance sheet from “other receivables due from securitizations, net” and “other assets” to “retained interests in loans securitized”.

      In January 2003, FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 requirements are effective for fiscal years ending after December 15, 2002. There was not a material impact on our financial statements upon adoption of SFAS No. 148.

      In January 2003, the FFIEC issued guidance with respect to account management, risk management, and loss allowance practices for institutions engaged in credit card lending. The guidance provides requirements for certain operational and accounting policies which are designed to bring consistency in practice between institutions. At this time we are reviewing the impact of the guidance and there can be no assurance that adoption of the guidance will not have a material adverse effect on our financial condition.

Forward-Looking Statements

      This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements include, without limitation: expressions of the “belief,” “anticipation,” or “expectations” of management; statements as to industry trends or future results of operations of the Company and its subsidiaries; and other statements that are not historical fact. Forward-looking statements may be identified by the use of terminology such as “may,” “will,” “believes,” “does not believe,” “no reason to believe,” “expects,” “plans,” “intends,” “estimates,” “anticipated,” or “anticipates” and similar expressions, as they relate to the Company or our management. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

      These risks and uncertainties include, but are not limited to, our high liquidity requirement; factors that affect delinquency rates, credit loss rates and charge-off rates of our credit card receivables; changes in the cost and/or availability of funding to us due to changes in the deposit, credit card or securitization markets; changes in the way we are perceived in such markets and/or conditions relating to existing or future financing commitments; the success and impact of our existing or modified strategic initiatives; the effects of government policy and regulation, whether of general applicability or specific to us, including restrictions and/or limitations relating to our minimum capital requirements, deposit taking abilities, reserving methodologies, dividend policies and payments, growth, and/or underwriting criteria; changes in accounting rules, policies, practices and/or procedures; product development; consumer loan portfolio growth; competition; legal and regulatory proceedings, including the impact of ongoing litigation; interest rates; one-time charges; extraordinary items; and general economic conditions.

      These and other risks and uncertainties are described under the heading “Risk Factors” in pages 26-34 of this Report, and are also discussed in other parts of this Report, including “Legal Proceedings” (page 35) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (pages 37-57). Although we have attempted to list comprehensively the major risks and uncertainties, other factors may in the future prove to be important in causing actual results to differ materially from those contained in any forward-looking statement. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      The provision for loan losses was $549.1 million in 2001 compared to $388.2 million in 2000. The increase relates to the estimated required balance in the allowance for loan losses to cover future charge-offs inherent in our loan portfolio. Increased credit card loans, increased net principal charge-offs, recent delinquency and collection trends, and current economic conditions were factors considered by management in determining the necessary balance in the allowance for loan losses. The net principal charge-off rate was 14.5% in 2001 compared to 23.5% in 2000. The decrease in the net principal charge-off rate is due to run-off of our secured portfolio. The delinquency ratio was 10.1% in 2001 compared to 7.5% in 2000.

      Other operating income increased $220.7 million, or 24%, to $1.2 billion for the year ended December 31, 2001. This increase was primarily due to an increase in net securitization and credit card servicing income of $73.1 million to $517.4 million in 2001. The increase was primarily due to an increase in servicing revenue and the change in retained interests valuation expense needed to record the retained interests at fair value. Servicing revenue increased approximately $30 million to $159 million for the year ended December 31, 2001 caused by an increase of the approximately $1.2 billion in average securitized receivables. The retained interests valuation expense decreased $27.3 million for the year ended December 31, 2001 versus the year ended December 31, 2000. Enhancement services revenues increased 28% to $340.1 million in 2001, up from $266.2 million in 2000. These increases were primarily due to the growth in total credit card accounts, an increase in outstanding receivables in the securitized credit card loan portfolio, development of new third-party relationships and the creation of new products.

      Other operating expenses increased to $714.2 million in 2001, compared to $594.4 million in 2000. This increase was primarily due to continued investments in our infrastructure in order to service the growth in our credit card loan portfolio, an increase in overall marketing expenditures and increased amortization on purchased portfolio premiums.

      On January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Prior to SFAS No. 133, we amortized the costs of interest rate contracts on a straight-line basis over the expected life of the contract. The adoption of SFAS No. 133 resulted in a one-time, non-cash, after-tax charge to earnings of $14.5 million reflected as a “Cumulative effect of accounting change” in the consolidated statements of income for the year ended December 31, 2001.

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

Selected Operating Data — Managed Basis

      In addition to analyzing the Company’s performance on an owned basis, we analyze the Company’s financial performance on a managed loan portfolio basis. On a managed basis, the balance sheets and income statements include other investors’ interests in securitized loans that are not assets of the Company, thereby reversing the effects of sale accounting under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. We believe this information is meaningful to the reader of the financial statements. We service the receivables that have been securitized and sold and own the right to the cash flows from those receivables sold in excess of amounts owed to security holders.

      The following information is not in conformity with accounting principles generally accepted in the United States of America, however, we believe the information is relevant to understanding the overall financial condition and results of operations of the Company.

Table 10:                        Selected Operating Data – Managed Basis

	Year Ended December 31,					Four-Year
						Compound
	2002	2001	2000	1999	1998	Growth Rate

	(Dollars in thousands)
Selected Operating Data:
Total credit card accounts	3,929	4,929	4,464	3,680	2,972	7.2
Year-end loans	$11,420,186	$11,991,784	$9,345,631	$7,343,272	$5,359,905	20.8
Year-end assets	11,431,203	12,124,528	9,806,249	7,563,394	5,503,862	20.1
Average loans	11,850,927	10,419,280	8,081,638	6,053,811	4,034,038	30.9
Average interest-earning assets	12,435,568	10,769,482	8,305,115	6,190,267	4,073,792	32.2
Average assets	11,972,958	10,656,156	8,332,500	6,269,760	4,159,171	30.3
Return on average assets	N/A	2.3%	2.3%	1.0%	1.4%
Equity to managed assets	9.3%	9.4%	9.0%	8.2%	7.9%
Net interest margin(1)	14.3%	13.9%	12.9%	13.4%	12.4%
Delinquency ratio(2)	11.0%	9.4%	8.2%	7.6%	6.8%
Net charge-off ratio(3)	15.5%	10.9%	9.6%	9.0%	10.0%

(1)	Includes MCI’s actual cost of funds plus all costs associated with asset securitizations, including the interest expense paid to certificate holders and amortization of the discount and fees.

(2)	Delinquency ratio represents credit card loans that were at least 30 days contractually past due at year-end as a percentage of year-end managed loans.

(3)	Net charge-off ratio reflects actual principal amounts charged-off, less recoveries, as a percentage of average managed credit card loans.

Table 11:                        Managed Loan Portfolio

	December 31,

		% of		% of		% of
	2002	Total	2001	Total	2000	Total

	(Dollars in thousands)
Credit card loans	$846,417		$2,756,763		$1,184,269
Retained interests in loans securitized	1,736,912		1,339,178		2,091,138
Investors’ interests in securitized loans accounted for as sales	8,836,857		7,895,843		6,070,224

Total managed loan portfolio	$11,420,186		$11,991,784		$9,345,631

Loans contractually Delinquent:
30 to 59 days	359,223	3.1%	375,887	3.1%	228,238	2.4%
60 to 89 days	285,448	2.5%	274,278	2.3%	173,531	1.9%
90 or more days	615,278	5.4%	473,003	4.0%	365,963	3.9%

Total	$1,259,949	11.0%	$1,123,168	9.4%	$767,732	8.2%

Average balances:
Credit card loans	$1,305,127		$1,709,989		$614,991
Retained interests in loans securitized	1,912,018		1,965,200		1,929,502
Investors’ interests in securitized loans accounted for as sales	8,633,782		6,744,091		5,537,145

Total managed loan portfolio	$11,850,927		$10,419,280		$8,081,638

Net charge-offs	$1,840,786	15.5%	$1,140,151	10.9%	$778,921	9.6%

      The 160-basis-point increase during 2002 in the managed delinquency rates over 2001 primarily reflects declining receivables, a deterioration in the economy and the impact of our 2001 credit line increase program. The credit line increase program added pressure to our cardholders due to increased average outstanding balances, which require higher monthly payments. This, along with a deteriorating economy, has made collection efforts more difficult, resulting in higher delinquencies.

      Managed net charge-offs increased $700.6 million in 2002 primarily due to the impact of the 2001 credit line increase program and deterioration in the economy.

      We charge-off bankrupt accounts within 60 days of formal notification. Charge-offs due to bankruptcies were $654.5 million, representing 33.7% of total managed gross charge-offs as of December 31, 2002 and $455.0 million, representing 36.0% of total managed gross charge-offs as of December 31, 2001. In addition to those bankrupt accounts that were charged-off, we received formal notification of $106.3 million and $58.7 million of managed bankrupt accounts as of December 31, 2002 and 2001, respectively.

      Total managed loans decreased $571.6 million to $11.4 billion as of December 31, 2002, compared to $12.0 billion as of December 31, 2001. This was primarily due to a reduction in credit lines and tighter underwriting standards implemented in 2002. The amount of credit card receivables in debt forbearance programs was $860.1 million or 7.5% of total managed loans as of December 31, 2002, compared with

$837.2 million or 7.0% of managed loans as of December 31, 2001. All delinquent receivables in debt forbearance programs are included in Table 11.

Table 12:                        Analysis of Average Balances, Interest and Average Yields and Rates

	Year Ended December 31,

	2002			2001

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Managed Basis

Credit card loans	$11,850,927	$2,089,070	17.6%	$10,419,280	$1,957,913	18.8%
Total interest-earning Assets	12,435,568	2,099,595	16.9%	10,769,482	1,973,400	18.3%
Total interest-bearing liabilities	10,420,532	321,981	3.1%	9,234,217	480,465	5.2%
Net interest income and interest margin(1)	—	1,777,614	14.3%	—	1,492,935	13.9%
Net interest rate spread(2)	—	—	13.8%	—	—	13.1%

	Year Ended December 31,

	2000

	Average		Yield/
	Balance	Interest	Rate

	(Dollars in thousands)
Managed Basis

Credit card loans	$8,081,638	$1,582,503	19.6%
Total interest-earnings assets	8,305,115	1,596,352	19.2%
Total interest-bearing liabilities	7,209,068	521,477	7.2%
Net interest income and Interest margin(1)	—	1,074,875	12.9%
Net interest rate spread(2)	—	—	12.0%

(1)	We compute “net interest margin” by dividing net interest income by average total interest-earning assets.

(2)	The “net interest rate spread” is the yield on average interest-earning assets minus the funding rate on average interest-bearing liabilities.

      Managed net interest income for the year ended December 31, 2002 was $1.8 billion, compared to $1.5 billion for the same period in 2001. Net interest income consists primarily of interest earned on our credit card loans less interest expense on borrowing to fund the loans. The increase is due to a $1.7 billion increase in average interest-earning assets and a 40 basis point increase in net interest margin.

Item 8.	Financial Statements and Supplementary Data

METRIS COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Dollars in thousands,
	except per-share data)
ASSETS:
Cash and due from banks	$62,813	$109,812
Federal funds sold	88,000	243,772
Short-term investments	496,854	134,502

Cash and cash equivalents	647,667	488,086

Retained interests in loans securitized	1,736,912	1,339,178
Less: Valuation allowance	986,517	537,499

Net retained interests in loans securitized	750,395	801,679

Credit card loans	846,417	2,756,763
Less: Allowance for loan losses	90,315	410,159

Net credit card loans	756,102	2,346,604

Property and equipment, net	83,831	114,913
Purchased portfolio premium, net	64,579	94,793
Other receivables due from credit card securitizations, net	116,785	114,456
Other assets	174,987	268,155

Total assets	$2,594,346	$4,228,686

LIABILITIES:
Deposits	$892,754	$2,058,008
Debt	357,649	647,904
Accounts payable	53,589	83,475
Deferred income	159,267	215,031
Accrued expenses and other liabilities	72,062	82,313

Total liabilities	1,535,321	3,086,731

Stockholders’ Equity:
Convertible preferred stock – Series C, par value $.01 per share; 10,000,000 shares authorized, 1,156,086 and 1,057,638 shares issued and outstanding	430,642	393,970
Common stock, par value $.01 per share; 300,000,000 shares authorized, 64,223,231 and 64,224,878 shares issued	642	642
Paid-in capital	227,376	232,413
Unearned compensation	—	(4,980)
Treasury stock — 7,055,300 and 806,300 shares	(58,308)	(13,014)
Retained earnings	458,673	532,924

Total stockholders’ equity	1,059,025	1,141,955

Total liabilities and stockholders’ equity	$2,594,346	$4,228,686

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands,
	except per-share data)
Interest Income:
Credit card loans and retained interests in loans securitized	$516,834	$681,503	$490,929
Federal funds sold	403	3,115	9,139
Other	10,122	12,372	4,710

Total interest income	527,359	696,990	504,778

Deposit interest expense	68,741	127,918	89,560
Other interest expense	34,775	38,362	43,446

Total interest expense	103,516	166,280	133,006

Net Interest Income	423,843	530,710	371,772
Provision for loan losses	573,478	549,145	388,234

Net Interest Income After Provision for Loan Losses	(149,635)	(18,435)	(16,462)

Other Operating Income:
Net securitization and credit card servicing income	271,348	517,399	444,254
Credit card fees, interchange and other credit card income	202,664	296,926	223,333
Enhancement services revenues	384,049	340,132	266,200

	858,061	1,154,457	933,787

Other Operating Expense:
Credit card account and other product solicitation and marketing expenses	190,259	174,883	144,481
Employee compensation	210,826	225,463	178,592
Data processing services and communications	83,874	90,222	86,166
Enhancement services claims expense	51,542	35,628	26,431
Credit card fraud losses	8,647	9,068	8,886
Purchased portfolio premium amortization	30,220	30,277	19,275
Occupancy and equipment	48,013	47,572	35,563
Mastercard/ Visa assessment and fees	13,869	16,522	14,712
Asset impairments and lease write-offs	27,736	—	—
Other	93,221	84,519	80,308

	758,207	714,154	594,414

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Changes	(49,781)	421,868	322,911
Income taxes	(15,930)	161,577	124,320

Income (Loss) Before Cumulative Effect of Accounting Changes	(33,851)	260,291	198,591
Cumulative effect of accounting changes (net of income taxes of $9,000 and $2,180)	—	14,499	3,438

Net Income (Loss)	(33,851)	245,792	195,153
Convertible preferred stock dividends	38,009	34,771	31,624

Net Income (Loss) Applicable to Common Stockholders	$(71,860)	$211,021	$163,529

Earnings (Loss) per share:
Basic–income (loss) before cumulative effect of accounting changes	$(1.20)	$2.67	$2.23
Basic–cumulative effect of accounting changes	—	(0.15)	(0.04)

Basic-net income (loss)	(1.20)	2.52	2.19

Diluted–income (loss) before cumulative effect of accounting changes	(1.20)	2.62	2.15
Diluted-cumulative effect of accounting changes	—	(0.15)	(0.04)

Diluted-net income(loss)	(1.20)	2.47	2.11

Shares used to compute earnings (loss) per share:
Basic	59,782	97,641	89,234
Diluted	59,782	99,366	92,582
Dividends declared and paid per common share	$0.040	$0.040	$0.033

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares
	Outstanding								Total
			Preferred	Common	Paid-In	Unearned	Treasury	Retained	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Compensation	Stock	Earnings	Equity

	(Dollars and shares in thousands)
BALANCE, DECEMBER 31, 1999	885	57,919	$329,729	$386	$130,772	$—	$—	$162,914	$623,801

Net income	—	—	—	—	—	—	—	195,153	195,153
Cash dividends	—	—	—	—	—	—	—	(2,942)	(2,942)
June 2000 three-for-two stock split	—	—	—	201	(201)	—	—	—	—
Preferred dividends in kind	83	—	30,692	—	—	—	—	(30,692)	—
Issuance of common stock under employee benefit plans	—	4,324	—	35	67,506	—	—	—	67,541

BALANCE, DECEMBER 31, 2000	968	62,243	$360,421	$622	$198,077	$—	$—	$324,433	$883,553

Net income	—	—	—	—	—	—	—	245,792	245,792
Cash dividends	—	—	—	—	—	—	—	(3,752)	(3,752)
Common stock repurchased	—	(806)	—	—	—	—	(13,014)	—	(13,014)
Preferred dividends in kind	90	—	33,549	—	—	—	—	(33,549)	—
Issuance of common stock under employee benefit plans	—	1,518	—	15	27,927	—	—	—	27,942
Deferred compensation	—	464	—	5	6,409	(8,108)	—	—	(1,694)
Amortization of restricted stock	—	—	—	—	—	3,128	—	—	3,128

BALANCE, DECEMBER 31, 2001	1,058	63,419	$393,970	$642	$232,413	$(4,980)	$(13,014)	$532,924	$1,141,955

Net loss	—	—	—	—	—	—	—	(33,851)	(33,851)
Cash dividends	—	—	—	—	—	—	—	(3,728)	(3,728)
Common stock repurchased	—	(6,249)	—	—	—	—	(45,294)	—	(45,294)
Preferred dividends in kind	98	—	36,672	—	—	—	—	(36,672)	—
Issuance of common stock under employee benefit plans	—	462	—	4	2,975	—	—	—	2,979
Deferred compensation	—	76	—	1	967	(968)	—	—	—
Amortization of restricted stock	—	—	—	—	—	1,808	—	—	1,808
Forfeiture of restricted stock	—	(540)	—	(5)	(8,979)	4,140	—	—	(4,844)

BALANCE, DECEMBER 31, 2002	1,156	57,168	$430,642	$642	$227,376	$—	$(58,308)	$458,673	$1,059,025

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Operating Activities:
Net income (loss)	$(33,851)	$245,792	$195,153
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting changes	—	14,499	3,438
Depreciation and amortization	130,013	106,703	76,256
Provision for loan losses	573,478	549,145	388,234
Retained interests valuation income	(118,953)	(131,992)	(104,710)
Asset impairments and lease write-offs	27,736	—	—
Changes in operating assets and liabilities, net:
Other receivables due from credit card securitizations	(23,680)	(5,583)	55,240
Accounts payable and accrued expenses	(43,476)	6,446	45,877
Deferred income	(55,764)	(20,476)	60,403
Other	43,871	45,878	(53,058)

Net cash provided by operating activities	499,374	810,412	666,833

Investing Activities:
Proceeds from transfers of portfolios to the Metris Master Trust	2,087,097	553,180	—
Net proceeds from sales and repayments of securitized loans	(1,145,947)	1,272,438	551,911
Net loans (originated) collected	211,458	(2,617,045)	(1,976,341)
Proceeds from sales of credit card portfolios to third parties	16,278	—	—
Credit card portfolio acquisitions	—	(290,774)	(195,597)
Additions to premises and equipment	(6,159)	(5,706)	(85,007)

Net cash provided by (used in) investing activities	1,162,727	(1,087,907)	(1,705,034)

Financing Activities:
Proceeds from issuance of debt	51,745	387,000	11,054
Repayment of debt	(342,000)	(95,162)	—
Net (decrease) increase in deposits	(1,165,254)	(48,191)	1,330,818
Cash dividends paid	(3,728)	(3,752)	(2,942)
Increase in common equity	2,011	17,260	26,278
Repurchase of common stock	(45,294)	(13,014)	—

Net cash provided by (used in) financing activities	(1,502,520)	244,141	1,365,208

Net increase (decrease) in cash and cash equivalents	159,581	(33,354)	327,007
Cash and cash equivalents at beginning of year	488,086	521,440	194,433

Cash and cash equivalents at end of year	$647,667	$488,086	$521,440

Supplemental disclosures and cash flow information:
Cash paid (received) during the year for:
Interest	106,394	165,241	81,724
Income taxes	(32,996)	25,718	75,384
Tax benefit from employee stock option exercises	174	8,989	31,174

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as noted)

Note 1 — Organization and Basis of Presentation

      The consolidated financial statements include the accounts of Metris Companies Inc. (“MCI”) and its subsidiaries, including Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank”), which may be referred to as “we,” “us,” “our” and the “Company.” We are an information-based direct marketer of consumer lending products and enhancement services, primarily to moderate-income consumers. We issue credit cards through our wholly owned subsidiary, Direct Merchants Bank, the 11th largest bankcard issuer in the United States. We also offer consumer products through our enhancement services business unit, including credit protection, third-party insurance, warranty products, and membership program products, and list syndication products.

      We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain prior-year amounts to conform with the current year’s presentation.

     Pervasiveness of Estimates

      We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates are our determination of the adequacy of the allowance for loan losses, which is discussed under note 2, and our determination of the fair value of retained interests from assets securitized, which is discussed under note 17. The significant factors susceptible to future change that have an impact on these estimates include default rates, net interest spreads and overall economic conditions. As a result, the actual losses in our loan portfolio and the fair value of our retained interests as of December 31, 2002 and 2001 could materially differ from these estimates.

Note 2 — Significant Accounting Policies

      The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

     Federal Funds Sold and Short-term Investments

      Federal funds sold are short-term loans made to banks through the Federal Reserve System. It is our policy to make such loans only to banks that are considered to be in compliance with their regulatory capital requirements. Short-term investments are investments in money market mutual funds, Treasuries, other Government Agency Obligations, and commercial paper with maturities less than three months. We invest in certain certificates of deposit and Housing Bonds in order to meet our obligations under the Community Reinvestment Act, and fulfill the credit needs of our local community.

     Credit Card Loans

      Credit card loans presented on our consolidated balance sheet are receivables from cardholders that we have not sold via securitizations or third-party conduit warehousing arrangements, and are recorded at the amount outstanding plus related deferred acquisition costs and net of related deferred revenue. Interest income on credit card loans is earned and accrued based on the amount of the loans outstanding. Accrued interest and fees which have been billed to the cardholder but not yet received are classified on the consolidated balance sheet with the related credit card loans. Accrued interest which has not yet been billed to the cardholder is estimated and classified on the consolidated balance sheet in “Other assets.” Interest income and fees are generally recognized until a loan is charged-off. Upon charge-off, any unpaid principal is applied to the allowance for loan losses and any unpaid finance charges and fees are netted

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against the applicable income statement line items. A loan is placed on non-accrual status prior to being charged-off if the cardholder is placed in a credit counseling or similar payment program, and as part of that program no interest or fees are being charged. Beginning in November 2002, we stopped late fee billings after an account becomes 120 days contractually delinquent.

      When we decide to sell a portion of our credit card loans, the loans are specifically identified and transferred to the held-for-sale account. The loans are transferred into the account at the lower of cost or fair value at the date the decision to sell is made. Any reduction in the loans’ value is reflected as a charge-off of the recorded investment in the loan with a corresponding reduction in the allowance for loan losses. All deferred costs and fees are written off upon the decision to sell. At the time of sale we record the difference between the carrying value and sales price as an increase or decrease in the provision for loan losses. Any portfolio premium would also be written off unless we retain ownership of the cardholder account. To the extent that the loans’ carrying value at the time of transfer does not reflect fair value, an additional provision for loan losses is recorded. Any loans in the held-for-sale account are revalued to the lower of cost or fair value at each subsequent reporting date. We had no loans in the held-for-sale account as of December 31, 2002 and 2001.

     Allowance for Loan Losses

      We maintain an allowance for loan losses sufficient to absorb anticipated probable loan losses inherent in the credit card loan portfolio, including accrued finance charges and fees, as of the balance sheet date. The allowance is based on management’s consideration of all relevant factors including management’s assessment of applicable economic and seasonal trends. In addition, we have incorporated updated regulatory guidance regarding analysis and documentation for the allowance for loan losses.

      We segment the loan portfolio into several individual liquidating pools with similar credit risk characteristics, and estimate (based on historical experience for similar pools and existing environmental conditions) the dollar amount of principal, accrued finance charges and fees that will ultimately charge-off. We then aggregate these pools into prime and subprime portfolios based on the prescribed FICO score cuts, credit counseling and various pools of other receivables. We also isolate other potentially higher risk segments such as accounts that are over their credit limit by more than 10%, accounts in suspended status under our debt waiver benefits and other programs as deemed necessary. We separately analyze the reserve requirement on each of these groups or portfolios.

      We continually evaluate the homogenous liquidating risk pools using a roll rate model which uses historical delinquency levels and pay-down levels (12 months of historical data, with influence given to the last six months’ performance to capture current economic and seasonal trends), loan seasoning and other measures of asset quality to estimate charge-offs for both credit loss and bankruptcy losses.

      Additionally, in evaluating the adequacy of the loan loss reserves, we consider several subjective factors which may be overlaid into the credit risk roll-rate model in determining the necessary loan loss reserve, including:

•	national and economic trends and business conditions, including the condition of various market segments;

•	changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery, as well as in the experience, ability and depth of lending management and staff;

•	trends in volume and the product pricing of accounts, including any concentrations of credit; and

•	impacts from external factors, such as changes in competition, and legal and regulatory requirements, on the level of estimated credit losses in the current portfolio.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant changes in these factors could impact our financial projections and thereby affect the adequacy of our allowance for loan losses.

      Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses maintained at Direct Merchants Bank. Such agencies may require that we recognize additions to the allowance based on their judgment on information available to them at the time of their examination. In our opinion, the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio under current conditions.

      We charge-off unsecured credit card accounts at the end of the month during which the loan becomes contractually 180 days past due except as follows. We charge-off all secured credit card accounts and accounts which enter into credit counseling or other similar programs and later become delinquent at the end of the month during which the loan becomes contractually 120 days past due after first reducing the loss by the security deposit. Bankrupt accounts are charged-off within 60 days of formal notification of bankruptcy. Accounts of deceased accountholders without a surviving, contractually liable individual, or an estate large enough to pay the debt in full are charged-off immediately upon notification.

     Credit Card Fees and Origination Costs

      Credit card fees include annual membership, late payment, overlimit, returned check, cash advance transaction and other miscellaneous fees. We assess these fees according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize the fees as revenue when charged to the cardholder’s account.

      We defer direct credit card origination costs associated with successful credit card solicitations that we incur in transactions with independent third parties, and certain other costs that we incur in connection with loan underwriting and the preparation and processing of loan documents. These deferred credit card origination costs and cardholders annual membership fees are netted and amortized to interest income on a straight-line basis over the cardholder’s privilege period, generally 12 months. These net deferred fees are included in credit card loans. If deferred direct credit card acquisition costs were to exceed forecasted future cash flows, we would make an appropriate adjustment for impairment. All other costs of credit card solicitation are expensed as incurred.

     Credit Card Fraud Losses

      We experience credit card fraud losses from the unauthorized use of credit cards. We expense these fraudulent transactions when identified, through the establishment of a reserve for the transactions. We charge-off these amounts no later than 90 days from discovery, after all attempts to recover the amounts from these transactions, including chargebacks to merchants and claims against cardholders, are exhausted.

Securitization, Retained Interests in Loans Securitized and Securitization Income

      We publicly and privately securitize a significant portion of our credit card loans to investors through the Master Trust and third-party, single-seller and multi-seller receivables conduits. We have recorded these transactions as sales or financings in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” If the transaction qualifies as a sale under SFAS No. 140, we remove the applicable credit card loans from the consolidated balance sheet. We retain participating interests in the sold credit card loans under “Retained interests in loans securitized” on the consolidated balance sheets. Our retained interests in loans securitized are subordinate to the interests of investors in the Master Trust and conduit portfolios. Retained interests include contractual subordinated interests, excess transferor’s interests and accrued finance charges on securitized loans. Income is earned on our retained interest in the form of a

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

two-percent servicing fee and excess spread on the Master Trust, both of which are reflected in “Net Securitization and Credit Card Servicing Income” on the consolidated statements of income. The Company accrues servicing fee income and excess spread revenue on a monthly basis.

      SFAS No. 140 requires us to initially measure the related financial and servicing assets or liabilities at fair value, if practicable, by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. The proceeds from sold receivables are distributed by the Master Trust to us. The proceeds are consideration for the receivables transferred and the servicing of such receivables. These proceeds are netted against our payments to the Master Trust as interest to security holders and the amortization of capitalized costs incurred to complete the transaction are recorded as “net securitization and credit card servicing income.”

      The Company determines the fair value of the net retained interests by calculating the present value of future expected cash flows using management’s best estimate of key assumptions including credit losses, weighted-average spreads, payment rates and a discount rate commensurate with the risks involved. Our fair value analysis considers cash flows associated with the current receivable balances as of the balance sheet date. We assume no new sales or increases in outstanding receivables in conjunction with the accounts in the portfolio. The significant assumptions are applied to the existing receivable balance to determine the expected future cash flows. Our funding costs are primarily variable based on LIBOR and the income earned on our receivable balance is substantially variable based on Prime. We assume a flat interest rate environment and when interest rates change, we assume our assets and liabilities will reprice in a consistent manner.

      Our estimate of the assumptions considers several subjective factors, including:

•	national and economic trends and business conditions, including the condition of various market segments;

•	changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery, as well as in the experience, ability and depth of lending management and staff;

•	trends in volume and the product pricing of accounts, including any concentrations of credit; and

•	impacts from external factors, such as changes in competition, and legal and regulatory requirements.

      Furthermore, we consider the impact of conduit/asset-back transaction enhancement levels and restriction on the release of cash from the Master Trust due to spread triggers on the timing of our cash receipts from the Master Trust. Significant changes in these factors could impact our financial projections and thereby affect the valuation of the retained interests. Any adjustments to our valuation reserve as a result of this analysis is reflected in “Net Securitization and Credit Card Servicing Income” on the consolidated statements of income.

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

      All of our non-consolidated entities are Qualified Special Purpose Entities under the definition in SFAS No. 140.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Debt Issuance Costs

      Debt issuance costs are the costs related to issuing new debt securities and establishing new securitizations under the Master Trust or conduits. We capitalize these costs and amortize them to expense over the term of the new debt security or estimated life of the Master Trust financing.

     Property and Equipment

      We record property and equipment at cost and depreciate them on a straight-line basis over their estimated economic useful lives, which range from one to 25 years. We capitalize software developed for internal use that represents major enhancements or replacements of operating and management information systems. We begin amortization of such capitalized software when the systems are fully developed and ready for implementation. We expense repair and maintenance costs as incurred. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any impairment is recorded as other operating expenses. Upon the decision to sell property and equipment, we adjust the carrying value to the lower of cost or market and transfer the assets to a held for sale account. No depreciation is recognized on held for sale assets.

     Purchased Portfolio Premium

      The purchased portfolio premium represents the excess of amounts paid for portfolio acquisitions over the related credit card loan balances net of reserves and discounts. The premium is amortized over the estimated account life, generally seven years, based on the expected account attrition. The recoverability of the premium is evaluated quarterly. Such evaluation is based on undiscounted cash flow projections.

     Enhancement Services

     Debt Waiver Products

      Direct Merchants Bank offers various debt waiver products on receivables owned by the Bank as well as securitized receivables. The Bank records deferred revenue when the debt waiver customer is billed. Revenue is recognized in the month following the completion of the cancellation period, which is one-month. The Bank incurs the related claims and marketing expenses. A reserve is maintained for future death and finance charge claims based on experience with settlement of such claims. Revenues recorded for debt waiver products are included in the consolidated statements of income under “Enhancement services revenues” and were $231.0 million, $198.2 million and $144.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Unearned revenues and reserves for pending and incurred but not reported claims are recorded in the consolidated balance sheets in “Deferred income” and “Accrued expenses and other liabilities,” respectively. Unearned revenues were $16.9 million and $20.4 million as of December 31, 2002 and 2001, respectively. Reserves for pending and incurred but not reported claims were $8.2 million as of December 31, 2002, and $5.2 million as of December 31, 2001.

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

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Qualifying membership acquisition costs are deferred and charged to expense as debt waiver product fees are recognized. We amortize these costs using an accelerated methodology, which approximates our historical cancellation experience for the debt waiver products. Amortization of debt waiver acquisition costs was $3.7 million for the year ended December 31, 2002. All other debt waiver acquisition costs are expensed as incurred. Deferred debt waiver acquisition costs were $2.6 million as of December 31, 2002.

     Membership Program Products

      We bill membership fees for enhancement services products through financial institutions, including Direct Merchants Bank, and other cardholder-based institutions. We record these fees as deferred membership income upon acceptance of membership and amortize them on a straight-line basis for all annually billed products, and on an accelerated amortization method for all monthly billed products over the membership period beginning after the contractual cancellation period is complete. A liability is established and netted against the related receivable in the consolidated balance sheets in “other assets” from inception of the membership through the end of the cancellation period that reflects our historical cancellation experience with these products. Gross receivables as of December 31, 2002 on the membership program products were $22.0 million compared to $38.7 million as of December 31, 2001. Cancellation reserves were $19.5 million and $29.6 million for the years ended December 31, 2002 and 2001, respectively. Revenues recorded for membership products are included in the statements of income under “enhancement services revenues” and were $92.9 million, $57.2 million and $76.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Unearned revenues on membership program products are recorded in the consolidated balance sheets in “deferred income”. Unearned revenues as of December 31, 2002 were $114.2 million compared to $130.9 million as of December 31, 2001. Reserves for pending and incurred but not reported claims, included in “accrued expenses and other liabilities,” were $0.1 million as of December 31, 2002, compared to $0.2 million as of December 31, 2001.

      Qualifying membership acquisition costs are deferred and charged to expense as membership fees are recognized. We amortize all deferred costs on a straight-line basis for all annually billed products, and on an accelerated method for all monthly billed products, which approximates our historical cancellation experience for the membership program products. Amortization of membership deferred costs was $55.4 million, $28.0 million and $19.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. All other membership acquisition costs are expensed as incurred. Deferred membership acquisition costs were $66.9 million and $66.7 million as of December 31, 2002 and 2001, respectively.

     Warranty Products

      We coordinate the marketing activities for Direct Merchants Bank and third-party sales of extended service plans. We perform administrative services and retain the claims risk for all extended service plans sold. As a result, we defer and recognize extended service plan revenues and the incremental direct acquisition costs on an accelerated amortization method over the life of the related extended service plan contracts beginning after the expiration of any manufacturer’s warranty coverage. A liability is established and netted against the related receivable in the consolidated balance sheets in “other assets” from inception of the extended service plan through the end of the cancellation period that reflects our historical cancellation experience with these products. Gross receivables as of December 31, 2002 on the warranty products were $3.8 million compared to $7.0 million as of December 31, 2001. Cancellation reserves were $5.3 million and $6.2 million for the years ended December 31, 2002 and 2001, respectively. Unearned revenues on warranty products are recorded in the consolidated balance sheets in “deferred income”. Unearned revenues as of December 31, 2002 were $17.6 million compared to $33.8 million as of December 31, 2001. Reserves for pending and incurred but not reported claims, included in “accrued expenses and other liabilities,” were $0.7 million as of December 31, 2002, compared to $0.5 million as of December 31, 2001.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Qualifying warranty acquisition costs are deferred and charged to expense as warranty product fees are recognized. Those incremental direct acquisition costs, which are a result of a contract that is not consummated, are charged to expense as incurred. A successful effort conversion percentage is applied to these incremental direct acquisition costs, which approximates our historical successful effort rate percentage in negotiating warranty products. We amortize these deferred costs using an accelerated amortization methodology, which approximates our historical cancellation experience following the expiration of the manufacturer’s contractual cancellation period for the warranty products. Amortization of warranty acquisition costs amount to $12.8 million, $15.9 million, and $10.4 million for the years ended December 31, 2002, 2001, and 2000, respectively. All other warranty acquisition costs are expensed as incurred. Deferred warranty acquisition costs amount to $3.0 million and $12.7 million as of December 31, 2002 and 2001, respectively.

      We discontinue the billing of enhancement services products to Direct Merchant Bank customers that are more than 60 days past due (except for debt waiver which bills customers until 120 days past due) or over their credit limit. The impact of uncollectible fees associated with enhancement service products is included in determining the adequacy of the allowance for loan losses and the retained interests valuation allowance.

     Interest Rate Risk Management Contracts

      We enter into interest rate cap transactions related to each series of securities issued from the Master Trust. We assign all of our right, title, and interest under the interest rate cap agreement to the Trustee of the Master Trust for the benefit of the holders of securities issued by the Master Trust. The purpose of the interest rate cap is to effectively limit the interest rate exposure of the Master Trust for each individual series to a maximum London Interbank Offered Rate (“LIBOR”) rate. The cost of these interest rate caps are recorded on the balance sheet as retained interests and are amortized over the life of the securitization using the straight line method.

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

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Earnings Per Share

      The following table presents the computation of basic and diluted weighted-average shares used in the per-share calculations:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Income (loss) before cumulative effect of accounting changes	$(33,851)	$260,291	$198,591
Preferred dividends	38,009	34,771	31,624
Net income (loss) applicable to common stockholders before cumulative effect of accounting changes	(71,860)	225,520	166,967
Cumulative effect of accounting changes, net	—	14,499	3,438

Net income (loss) applicable to common stockholders	$(71,860)	$211,021	$163,529

Weighted average common shares outstanding	59,782	62,962	60,070
Adjustment for:
Assumed conversion of convertible preferred stock(1)	—	34,679	29,164

Basic common shares	59,782	97,641	89,234
Assumed exercise of outstanding stock options(1)	—	1,725	3,348

Diluted common shares	59,782	99,366	92,582

(1)	The earnings per share calculation for the year ended December 31, 2002 excludes the assumed conversion of the convertible preferred stock and the outstanding stock options, as they are anti-dilutive.

     Stock-Based Compensation Plans

      We recognize compensation cost for stock-based employee compensation plans based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock.

      Pro forma information regarding net income and earnings per share has been determined as if we accounted for our employee stock options under the fair value method. The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model. The fair value of the options is

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized to expense over the options’ vesting periods. Our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,

	2002	2001	2000

Net income (loss), as reported	$(33,851)	$245,792	$195,153
Deduct: Annual stock-based employee compensation expense determined based on the fair value for all awards, net of related tax effects	(18,141)	(16,847)	(15,071)

Pro forma net income (loss)	(51,992)	228,945	180,082

Earnings (loss) per share:
Basic-as reported	(1.20)	2.52	2.19

Basic-pro forma	(1.51)	2.34	2.02

Diluted-as reported	(1.20)	2.47	2.11

Diluted-pro forma	(1.51)	2.30	1.95

Weighted-average assumptions in option valuation:
Risk-free interest rates	3.7%	4.9%	6.4%
Dividend yields	1.6%	0.2%	0.1%
Stock volatility factor	92.9%	52.2%	58.4%
Expected life of options (in years)	6.0	6.0	6.0

The above pro forma amounts may not be representative of the effects on reported net earnings for future years.

     Comprehensive Income

      SFAS No. 130 “Reporting Comprehensive Income,” does not apply to our current financial results and therefore, net income equals comprehensive income.

Note 3 — Securitization Activity

      During 2002 and 2001, we sold credit card loan receivables in securitization transactions. In those securitizations, we retained servicing responsibilities and subordinated interests. We receive annual servicing fees of two percent of the outstanding principal balance. Our subordinated interests give us rights to future cash flows arising in the Master Trust after the investors in the Master Trust have received their invested amount and interest thereon. The investors and related securitization trusts have no recourse to our assets. Because our retained interests are subordinate to investors’ interests. Their value is subject to credit and interest rate risk associated with the transferred financial assets.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Securitization activity for the years ended December 31, 2002 and 2001, is as follows:

	2002	2001

Credit card loans	$846,417	$2,756,763
Retained interests in loans securitized	1,736,912	1,339,178
Investors’ interests in loans securitized	8,836,857	7,895,843

Total managed loans	$11,420,186	$11,991,784

Managed loans more than 30-days contractually delinquent	$1,259,949	$1,123,168
Managed loans charged-off, net of recoveries	1,840,786	1,140,151

	Year Ended December 31,

	2002	2001

Cash flow to/from the Company:
Proceeds from transfers of portfolios to the Master Trust	$2,087,097	$553,180
Net proceeds from sales and repayments of securitized loans	(1,145,947)	1,272,438
Proceeds from principal receivables collections reinvested in revolving credit card securitizations	5,490,499	4,181,887
Servicing fees received	192,325	147,518
Cash flows received from net excess spread	570,088	611,704

Total	$7,194,062	$6,766,727

Note 4 — Allowance for Loan Losses

      Activity in the allowance for loan losses is as follows:

	Year Ended December 31,

	2002	2001	2000

Balance at beginning of year	$410,159	$123,123	$12,175
Allowance related to assets acquired	—	14,106	5,963
Allowance related to assets transferred to the Master Trust	(567,971)	(28,639)	(138,709)
Provision for loan losses(1)	573,478	549,145	388,234
Principal receivables charged-off(2)	(345,785)	(275,057)	(150,099)
Recoveries	20,434	27,481	5,559

Net loans charged-off	(325,351)	(247,576)	(144,540)

Balance at end of year	$90,315	$410,159	$123,123

(1)	Includes provision for credit card loans and retained interests in loans securitized.

(2)	Principal receivables charged-off for the year ended December 31, 2002 include a $101.5 million charge-off related to the sales of delinquent receivables in September and December 2002.

      Credit card loans greater than 30 days contractually past due for the years ended December 31, 2002, 2001 and 2000 were $7.9 million, $277.8 million, and $89.2 million, respectively.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Retained Interests

      Activity in retained interests is as follows:

	Year Ended December 31,

	2002	Change	2001	Change	2000

Contractual retained interests	$991,053	$213,644	$777,409	$(30,916)	$808,325
Excess transferor’s interest	46,460	6,536	39,924	(767,401)	807,325
Finance charge receivables	699,399	177,554	521,845	46,357	475,488

Gross retained interests	$1,736,912	$397,734	$1,339,178	$(751,960)	$2,091,138
Valuation allowance	(986,517)	(449,018)	(537,499)	103,353	(640,852)

Net retained interests	$750,395	$(51,284)	$801,679	$(648,607)	$1,450,286

      Activity in the valuation allowance for retained interests is as follows:

	Year Ended December 31,

	2002	2001	2000

Balance at beginning of year	$537,499	$640,852	$606,853
Allowance related to assets transferred to the Master Trust	567,971	28,639	138,709
Retained interests valuation income	(118,953)	(131,992)	(104,710)

Balance at end of year	$986,517	$537,499	$640,852

Note 6 — Property and Equipment

      The carrying value of property and equipment is as follows:

	At December 31,

	2002	2001

Furniture and equipment	$40,870	$48,707
Computer software and equipment	71,640	65,407
Buildings and land	24,143	28,031
Leasehold improvements	16,389	18,561

Total	$153,042	$160,706
Less: Accumulated depreciation and amortization	69,211	45,793

Balance at end of year	$83,831	$114,913

      Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000, was $25.6 million, $24.7 million and $16.0 million, respectively.

      In 2002, furniture and equipment was written down by $5.1 million due to excess capacity. Subsequent to year-end we entered into a letter of intent to sell our interest in an Arizona facility, as well as related furniture and equipment. The transaction is expected to result in a loss of approximately $5.7 million, which reflects the write-down of the building and furniture and equipment to the sales price. Accordingly, we have classified the land, building, improvements and equipment as held for sale and halted applicable depreciation.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Purchased Portfolio Premium

      The carrying value of the purchased portfolio premium was $64.6 million and $94.8 million as of December 31, 2002 and 2001, net of accumulated amortization of $124.2 million and $94.0 million, respectively. Amortization expense for the years ended December 31, 2002, 2001 and 2000, was $30.2 million, $30.3 million, and $19.3 million, respectively. The purchased portfolio premium is analyzed for impairment using the undiscounted cash flow method. As of December 31, 2002 and 2001 the purchased portfolio premium was not impaired.

Note 8 — Portfolio Acquisitions and Sales

      In 2001, Direct Merchants Bank purchased two credit card portfolios that consisted of approximately 170,000 active accounts and approximately $290 million in receivables. There were no portfolio acquisitions during 2002.

      During 2002, we sold two portfolios of delinquent accounts approximating $120 million in receivables. Upon the decision to sell, $101.5 million of the receivables were charged-off.

Note 9 — Convertible Preferred Stock

      Affiliates of Thomas H. Lee Partners, L.P. (“THL Partners”), a Boston-based investment firm, and its predecessor, Thomas H. Lee Company, hold 100% of the outstanding shares of our Series C Perpetual Convertible Preferred Stock. The Series C Preferred Stock has a 9% dividend payable in additional shares of Series C Preferred Stock and also receives any cash dividends paid on our common stock based on the number of shares of common stock into which the Preferred Stock would convert on the record date of the dividend. Each share of Series C Preferred Stock is convertible into 30 shares of common stock plus — if converted at the option of the holder before January 1, 2004 — a premium amount designed to guarantee a portion of seven years worth of dividends at the 9% annual rate. The premium amount would have been equal to 41.0% of those future dividends for conversions in 2001 and would be 54.4% of those dividends in 2002.

      The Series C Preferred Stock is normally fully convertible into common stock. This would mean that upon conversion of their Preferred Stock, our Preferred Stockholders could have received 38,977,613 shares, or approximately 40.5%, outstanding common stock on a diluted basis as of December 31, 2002. However, the indenture that governs our 10% Senior Notes due 2004 requires us to offer to purchase those notes in the event that such a conversion would result in a shareholder or group (within the meaning of Rules 13d-3 and 13d-5 of the Securities Exchange Act of 1934) obtaining 35% or more of our outstanding voting stock. Therefore, we included a provision in the terms of our Series C Preferred Stock that sets the maximum percentage of outstanding voting stock that any shareholder or group, such as the affiliates of THL Partners, could obtain while any of our 10% Notes remain outstanding at 34.9%. Accordingly, as of December, 2002, the Series C Preferred Stock could have been converted into 30,647,631 shares, or 34.9%, of our common stock on a diluted basis, with the excess Series C Preferred Stock converting into 8,329,982 shares of nonvoting Series D Preferred Stock. The Series D Preferred Stock automatically converts into common stock on a share-for-share basis at the time that the conversion will not exceed the ownership limitations described above. The terms of our Series D Preferred Stock are essentially the same as the terms of our common stock, except that

•	the Series D Preferred Stock has a liquidation preference of $.01 per share, and

•	is non-voting, except as required by law to preserve the powers, preferences or other rights of that class of stock.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      So long as they or their affiliates own at least 25% of the originally issued Series C Preferred Stock (or any shares of common stock issued upon conversion thereof), the holders of a majority of the shares of Series C Preferred Stock are entitled to elect four of 11 directors of the Board. So long as they or their affiliates: (a) own any shares of Series C Preferred Stock (or any shares of common stock issued upon conversion thereof); and (b) are entitled to elect four directors, the Thomas H. Lee Equity Fund IV, L.P., which owns approximately 85% of our outstanding Series C Preferred Stock, has the right to appoint one of the four directors. So long as they or their affiliates own at least 10% but less than 25% of the originally issued Series C Preferred Stock (or any shares of common stock issued upon conversion thereof), the holders of a majority of the shares of Series C Preferred Stock are entitled to elect one director. The four directors who have been elected by the holders of our Series C Preferred Stock are all affiliates of THL Partners and, through such affiliation as well as actual ownership of Series C Preferred Stock, may be deemed to be the beneficial owners of approximately 97% of the common stock that would be issued upon conversion of our Series C and D Preferred Stock, both individually and in the aggregate.

      The Series C Preferred Stock may be redeemed by us in certain circumstances by paying 103% of the redemption price of $372.50 and any accrued dividends at the time of redemption. We also have the option to redeem the Series C Preferred Stock after December 9, 2008, without restriction by paying the redemption price of $372.50 and any accrued dividends at the time of redemption.

Note 10 — Stock Options

      We offer the Metris Companies Inc. Long-Term Incentive and Stock Option Plan, which permits a variety of stock-based grants and awards and gives us flexibility in tailoring our long-term compensation programs. In 2002, the Board of Directors recommended, and the shareholders approved, an increase in the number of shares reserved for issuance under the plan to 19.0 million shares of common stock for awards of stock options or other stock-based awards, subject to adjustment in certain circumstances. As of December 31, 2002, 2.3 million shares were available for grant. We do not provide loans to employees for the purchase of stock or the exercise of stock options.

      The Compensation Committee has the authority to determine the exercise prices, vesting dates or conditions, expiration dates and other material conditions upon which options or awards may be exercised, except that the option price for Incentive Stock Options (“ISOs”) may not be less than 100% of the fair market value of the common stock on the date of grant (and not less than 110% of the fair market value in the case of an ISO granted to any employee owning more than 10% of the common stock) and the terms of nonqualified stock options may not exceed 15 years from the date of grant (not more than ten years for ISOs and five years for ISOs granted to any employee owning more than 10% of the common stock). Full- or part-time employees, consultants or independent contractors are eligible to receive nonqualified options and awards. Only full-or part-time employees are eligible to receive ISOs. Our stock options expire ten years from the date of grant and vest over periods ranging from one to six years with some options vesting at 25% to 33.3% per year.

      During 2002, 2001 and 2000, we granted 2.1 million, 2.7 million and 4.2 million options, respectively, to officers and employees.

      We also issue restricted stock grants under the stock option plan to our executive officers. As of December 31, 2002, no shares had been granted to any executive officer except our former Chairman and Chief Executive Officer. The restricted stock has a five year cliff vesting period. A total of 76,041 shares were issued in 2002 and 72,558 shares of restricted stock were granted in 2001, with an approximate aggregate market value in 2002 and 2001 of $1.0 million and $1.8 million respectively, at the time of the grants. Restricted stock vests on the fifth anniversary of the date of grant provided the employee remains employed though that date. As of the date restricted stock is granted, deferred compensation is recorded as

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a reduction of equity for the fair value of the shares granted. The deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period.

      Upon our termination of our former Chairman and Chief Executive Officer in December 2002, he forfeited all the restricted stock previously granted to him. All previously recognized expense was reversed and the related deferred compensation was added back to stockholders’ equity. The amount of compensation reversed in 2002 that had been recognized in previous years was $3.0 million.

      We also offer the Metris Companies Inc. Non-Employee Director Stock Option Plan which provides up to 750,000 shares of common stock for awards of options, subject to adjustments in certain circumstances. During 2002, 2001 and 2000, we granted 100,000, 89,000 and 82,500 options, respectively. At December 31, 2002, 186,000 shares were available for grant.

      Information regarding our stock option plans for 2002, 2001 and 2000, is as follows:

	Year Ended December 31,

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	10,604,136	$19.73	9,907,062	$17.67	10,129,614	$9.72
Options exercised	49,899	13.67	1,383,358	11.81	4,212,537	5.46
Options granted	2,180,885	12.09	2,832,838	25.01	4,348,685	24.78
Options canceled/forfeited	1,005,678	11.45	752,406	27.06	358,700	22.64

Options outstanding, end of year	11,729,444	19.05	10,604,136	19.73	9,907,062	17.67

Weighted-average fair value of options granted during the year	—	$8.19	—	$13.57	—	$14.55

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Price	at 12/31/02	Life	Price	at 12/31/02	Price

$ 2.25-$16.77	5,116,908	7.1	$12.29	2,718,261	$12.14
$17.10-$24.42	3,900,000	7.3	22.06	2,134,845	21.89
$24.67-$38.88	2,712,536	7.9	27.47	514,534	29.37

	11,729,444	7.4	$19.05	5,367,640	$17.67

     Employee Stock Purchase Plan

      We offer the Metris Companies Inc. Employee Stock Purchase Plan (“ESPP”), whereby eligible employees may authorize payroll deductions of the lesser of up to 15% of their salary or $25,000 to purchase shares of our common stock. Under the plan, shares of our common stock may be purchased at the end of each monthly offering period at 85% of the lower of the fair market value on the first or last day of the monthly offering period. Employees contributed $1.8 million and $2.2 million to purchase 374,166 and 111,967 shares of common stock under the ESPP for 2002 and 2001, respectively. We are

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authorized to issue up to 2.5 million shares of common stock to employees under the plan, and as of December 31, 2002, there were approximately 1.9 million shares available for future issuance.

      We offer certain employees the Non-Qualified Employees Stock Purchase Plan (“NQ ESPP”). Eligible employees may purchase shares of our common stock at 100% of the fair market value of common shares on the last day of the monthly offering period. Employees contributed $0.1 million and $0.2 million to purchase 27,946 and 9,886 shares of common stock under the NQ ESPP for 2002 and 2001, respectively. We are authorized to issue up to 0.5 million shares of common stock to employees under the plan, and as of December 31, 2002, there were approximately 0.5 million shares available for future issuance.

     Management Stock Purchase Plans

      We provide a management stock purchase plan, whereby any employee who is a Senior Vice President or higher, excluding corporate officers designated by the Board of Directors, who participates in the Metris Management Incentive Bonus Plan is eligible to participate. Participants may elect to defer up to 50% of their bonus received under the Management Bonus Plan, which is credited to a stock purchase account as restricted stock units. We will make a match of $1 for every $3 contributed by the participant. The participant’s contributions are vested immediately and our matching contributions vest after three years. No contributions were made to the plan in 2002. Employees contributed approximately $1.0 million to purchase 73,722 restricted stock units under the plans for 2001. The restricted stock units convert to common stock when distributed from the plans. We are authorized to issue up to 450,000 shares of common stock to employees under the plans, and as of December 31, 2002, approximately 243,578 of the authorized shares were available for future issuance.

      We provide an additional management stock purchase plan, whereby officers designated by the board of directors, who participate in the Metris Annual Incentive Bonus Plan for Designated Corporate Officers are eligible to participate. Participants may elect to defer up to 50% of their bonus received under the Management Bonus Plan, which is credited to a stock purchase account as restricted stock units. We will make a match of $1 for every $3 contributed by the participant. The participant’s contributions are vested immediately and our matching contributions vest after three years. No contributions were made to the plan in 2002. Employees contributed approximately $0.3 million to purchase 22,498 restricted stock units under the plans for 2001. The restricted stock units convert to common stock when distributed from the plans. We are authorized to issue up to 450,000 shares of common stock to employees under the plans, and as of December 31, 2002, approximately 372,669 of the authorized shares were available for future issuance.

Note 11 — Employee Benefit Plans

      We offer a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) Plan, and we match a portion of employee contributions and make discretionary contributions based upon our financial performance. For the years ended December 31, 2002, 2001 and 2000 we contributed $2.7 million, $2.0 million and $1.4 million to the 401(k) Plan, respectively.

      The Company also offered a Non-Qualified Deferred Compensation Plan for a select group of management or highly compensated employees. The plan provides saving and investment opportunities to those individuals who elect to defer a portion of their salary. The Company matched a portion of the employee contribution and made discretionary contributions based on the Company’s financial performance. We contributed $0.4 million and $0.3 million to the plan for the years ended December 31, 2002 and 2001, respectively.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Subsequent to year-end, the Non-Qualified Deferred Compensation Plan was discontinued and all vested balances were distributed to participants.

     Supplemental Executive Retirement Plan

      Our Supplemental Executive Retirement Plan (“SERP”) provides officers and other members of senior management with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. The SERP is an account balance plan to which we will make annual contributions targeted to provide 40%-60% of the average of the participant’s final three years of salary and bonus with us. These benefits will be paid in 15 annual installments beginning the year after they become eligible to receive benefits. Participants are eligible to receive benefits upon leaving our employment if they are at least 65 years of age or at least age 55 with five years of plan participation, if a change of control occurs or in the event of death. We recognized $0.9 million and $0.7 million of expense in 2002 and 2001, respectively, related to the SERP. Our liability was $3.8 million and $3.1 million at December 31, 2002 and 2001, respectively, for future payments under this plan. We calculate this expense and liability based on actuarial assumptions regarding years of participation, future investment returns and participants continuing in the SERP until age 65.

Note 12 — Income Taxes

      The components of the provision for income taxes consisted of the following:

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	$(45,964)	$41,795	$77,185
State	(126)	5,604	7,867

	(46,090)	47,399	85,052
Deferred Federal	29,312	109,564	31,686
State	848	4,614	7,582

	30,160	114,178	39,268

Total	$(15,930)	$161,577	$124,320

      A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

	Year Ended December 31,

	2002	2001	2000

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.7)	1.5	2.8
Other, net	(2.3)	1.8	0.7

Effective income tax rate	32.0%	38.3%	38.5%

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our deferred tax assets and liabilities are as follows:

	At December 31,

	2002	2001

Deferred income tax assets resulting from future deductible and taxable temporary differences:
Allowance for loan losses and retained interests valuation allowance	$164,621	$210,271
Deferred revenues	59,042	72,944
Other	61,551	31,632

Total deferred tax assets	285,214	314,847
Deferred income tax liabilities resulting from future taxable and deductible temporary differences:
Accrued interest on credit card loans	212,250	213,899
Deferred marketing costs	35,689	37,524
Other	35,268	31,257

Total deferred tax liabilities	283,207	282,680

Net deferred tax assets	$2,007	$32,167

      We believe, based on our operating earnings in prior years, expected reversal of taxable temporary differences, and to a lesser degree reliance on expectations for operating earnings in future years, the deferred tax assets are fully realizable.

Note 13 — Related Party Transactions

      In the ordinary course of business, our executive officers may have credit card loans issued by us. Pursuant to our policy, such loans are issued on the same terms as those prevailing at the time for comparable loans with unrelated persons and do not involve more than the normal risk of collectibility.

      On May 7, 1999 we entered into a loan agreement with our former Chairman and Chief Executive Officer, Ronald N. Zebeck. The loan’s original and current principal balance is $5 million. The loan is unsecured and bears interest at a rate of 6.25%. Mr. Zebeck was terminated effective December 15, 2002. The terms of the loan agreement provide that if he remained employed by us until May 17, 2004, or if his employment by us is terminated before that date due to (a) his death or disability, or (b) for any reason other than for cause, we will pay him a bonus equal to (1) the amount of interest accrued on the loan, plus (2) the gross-up amount of taxes relating to his receipt of the interest amount. At the time of Mr. Zebeck’s termination, we reserved the right to treat his termination as for cause. Accordingly, whether Mr. Zebeck is entitled to the bonus described in this paragraph will depend on the resolution of the basis for his termination.

Note 14 — Commitments and Contingencies

      Commitments to extend credit to consumers represent the unused credit limits on open credit card accounts. These commitments were $12.0 billion and $15.7 billion as of December 31, 2002 and 2001, respectively. While these amounts represent the total lines of credit available to our customers, we have not experienced and do not anticipate that all of our customers will exercise their entire available line at any given point in time. We also have the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We lease certain office facilities and equipment under various cancelable and non-cancelable operating lease agreements that provide for the payment of a proportionate share of property taxes, insurance and other maintenance expenses. These leases also may include scheduled rent increases and renewal options. Rental expense for these operating leases for the years ended December 31, 2002, 2001, and 2000, was $23.8 million, $21.8 million and $18.1 million, respectively. In 2002, we recognized $6.4 million of expense due to excess capacity related to certain operating leases.

      Future minimum lease commitments at December 31, 2002, under cancelable and non-cancelable operating leases are as follows:

2003	14,851
2004	11,382
2005	9,252
2006	7,850
2007	7,806
Thereafter	26,998

Total minimum lease payments	$78,139

      We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations. In July 2000 an Amended Complaint was filed in Hennepin County District Court in Minneapolis, Minnesota against MCI and its subsidiaries, Metris Direct Inc. and Direct Merchants Bank. The complaint sought damages in unascertained amounts and purported to be a class action complaint on behalf of all cardholders who were issued a credit card by Direct Merchants Bank and were allegedly assessed fees or charges that the cardholder did not authorize. Specifically, the complaint alleged violations of the Minnesota Prevention of Consumer Fraud Act, the Minnesota Deceptive Trade Practices Act and breach of contract. A class action settlement was signed by the Judge on May 30, 2002 and entered on June 4, 2002, whereby we will pay approximately $5.6 million for attorneys’ fees and costs incurred by attorneys for the plaintiffs in separate lawsuits filed in Arizona, California and Minnesota in 2000 and 2001. We recorded a $5.6 million accrual during 2001 to reflect the proposed settlement. Under the terms of the settlement, we denied any wrongdoing or liability. A final order approving the settlement was signed by the judge on May 30, 2002, and entered on June 4, 2002. No appeal was filed. We implemented the terms of settlement beginning September 4, 2002.

      In September and October 2002, three shareholder lawsuits were filed in the United States District Court for the District of Minnesota, naming MCI, Ronald N. Zebeck and David Wesselink as defendants. Two of the lawsuits have been dismissed. The plaintiff in the remaining lawsuit seeks to represent a class of purchasers of MCI common stock between November 5, 2001 and July 17, 2002. The lawsuit seeks damages in an unspecified amount. The complaint alleges that defendants violated the federal securities laws when MCI failed to disclose the existence of the OCC Report of Examination (“ROE”) until April 17, 2002. Metris believes that the lawsuit is without merit and has moved for its dismissal.

      Our activities as a credit card lender are subject to regular review and examination by federal regulators to assess compliance with various federal consumer protection laws. Regulators are authorized to impose penalties for violations of these laws and, in certain cases, to order us to pay restitution to injured cardholders.

      On May 3, 2001, Direct Merchants Bank entered into a consent order with the OCC. The consent order required us to pay approximately $3.2 million in restitution to approximately 62,000 credit card customers who applied for and received a credit card in connection with a series of limited test marketing campaigns from March 1999 to June 2000. Under the terms of the consent order, we made no admission

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or agreement on the merits of the OCC’s assertions. The restitution as required by the OCC consent order was paid and is reflected in our December 31, 2001 financial statements. In October 2002, the OCC advised that Direct Merchants Bank is in full compliance with the consent order.

      In May 2001, the OCC also indicated that it was considering whether or not to pursue an assessment of civil money penalties and gave us the opportunity to provide information to the OCC bearing on whether imposing a penalty would be appropriate and the severity of any penalty. The statutory provisions pursuant to which a civil money penalty could be assessed give the OCC broad discretion in determining whether or not a penalty will be assessed and, if so, the amount of the penalty. In October 2002, the OCC made a determination not to assess civil money penalties.

      On April 16, 2002, Direct Merchants Bank entered into an agreement with the OCC intended to strengthen the safety and soundness of Direct Merchants Bank’s operations. The agreement formalized recommendations made and requirements imposed by the OCC following an examination of Direct Merchants Bank that resulted in a Report of Examination issued on April 4, 2002. On March 18, 2003, the OCC terminated the agreement.

Note 15 — Capital Requirements and Restricted Payments

      In the normal course of business, we enter into agreements, or are subject to regulatory requirements, that result in cash, debt and dividend or other capital restrictions.

      The Federal Reserve Act imposes various legal limitations on the extent to which banks can finance or otherwise supply funds to their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to or other covered transactions, such as certain purchases of assets, with us and our affiliates. Such restrictions limit Direct Merchants Bank’s ability to lend to us and our affiliates. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to us and our affiliates in accordance with the national bank dividend rules and the Formal Agreement.

      Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At December 31, 2002 and 2001, Direct Merchants Bank’s Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a “well-capitalized” depository institution under regulations of the OCC.

      We are also bound by restrictions set forth in the indentures related to the Senior Notes dated November 7, 1997, and July 15, 1999. Pursuant to those indentures, we may not make dividend payments in the event of a default or if all such restricted payments would exceed 25% of our aggregate cumulative net income.

Note 16 — Concentrations of Credit Risk

      A concentration of credit risk is defined as significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. We are active in originating credit card loans throughout the United States, and no individual or group had a significant concentration of credit risk at December 31, 2002 or 2001.

      We target our consumer lending products primarily to moderate-income consumers. Primary risks associated with lending to this market are that they may be more sensitive to future economic downturn, which may make them more likely to default on their obligations.

      The banking regulators have issued guidelines to further segregate a credit card issuer’s loan portfolio between subprime loans (loans to consumers who have a FICO credit score of 660 or less) and prime loans (loans to consumers with FICO scores in excess of 660). The banking regulators deem subprime loans to have higher credit risk. Subprime receivables were $447.3 million or 52.9% of the credit card

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portfolio as of December 31, 2002, compared to $1.6 billion or 59.2% of the credit card portfolio as of December 31, 2001.

Note 17 — Fair Value of Financial Instruments

      We have estimated the fair value of our financial instruments in accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” Financial instruments include both assets and liabilities, whether or not recognized in our consolidated balance sheets, for which it is practicable to estimate fair value. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Additionally, certain intangible assets recorded on the consolidated balance sheets, such as purchased credit card relationships, and other intangible assets not recorded on the consolidated balance sheets (such as the value of the credit card relationships for originated loans and the franchise values of our various lines of business) are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. Accordingly, the aggregate estimated fair value amounts presented do not represent the entire underlying value of the Company.

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

     Net credit card loans

      Credit card loans are originated with variable rates of interest that adjust with changing market interest rates. Thus, the carrying value of the credit card loans, less the allowance for loan losses, approximates fair value. This valuation does not include the value that relates to estimated cash flows generated from new loans from existing cardholders over the life of the cardholder relationship. Accordingly, the aggregate fair value of the credit card loans does not represent the underlying value of the established cardholder relationships.

Retained interests and other securitization related assets

      The fair value of the retained interests and other securitization related assets are estimated by discounting the expected future cash flows from the Master Trust and each of the conduits at rates which we believe to be consistent with those that would be used by an independent third party. However, because there is no active market for the retained interests, the fair values presented may not be indicative of the value negotiated in an actual sale. The future cash flows used to estimate fair value are limited to the securitized receivables that exist at year end and do not reflect the value associated with future receivables generated by accountholder activity.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt

      We make short-term borrowings with variable rates of interest that adjust with changing market interest rates. Thus, carrying value approximates fair value.

      We obtain the fair value of long-term debt from quoted market yields, when available.

Deposits

      The fair value for fixed rate certificates of deposit are estimated based on quoted market prices of comparable instruments.

      The estimated fair values of our financial instruments are summarized as follows:

	At December 31,

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$647,667	$647,667	$488,086	$488,086
Credit card loans, net	756,102	756,102	2,346,604	2,346,604
Net retained interests in loans securitized and other receivables due from credit card securitizations, net	867,180	867,180	916,135	916,135
Interest rate swap agreements	—	—	3,293	3,293
Debt	357,649	341,580	647,904	633,005
Deposits	892,754	911,141	2,058,008	2,067,697

      The significant assumptions used for estimating the fair value of the retained interests in loans securitized are as follows:

	At December 31,

	2002	2001

Annual discount rate	20.0%	20.0%
Monthly payment rate	6.8%	6.6%
Gross yield(1)	21.4%	21.9%
Annual interest expense and servicing fees	4.3%	5.3%
Annual gross principal default rate	19.9%	18.4%

(1)	Includes finance charges, late and overlimit fees and bad debt recoveries, net of finance charge and fee charge-offs. Gross yield for purposes of our valuation does not include interchange income, debt waiver fees, or cash advance fees.

      At December 31, 2002, the sensitivity of the current fair value of the retained interests to immediate 10 percent and 20 percent adverse changes are as follows (in millions):

	Impact on Fair Value

	10% adverse change	20% adverse change

Annual discount rate	$10	$19
Monthly payment rate	209	454
Gross yield	143	286
Annual interest expense and servicing fees	27	54
Annual gross principal default rate	176	351

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The actual rates for loans securitized are as follows:

	December 31,	December 31,
	2002	2001

Annual gross principal default rate	16.4%	13.2%
Monthly payment rate	6.6%	6.6%
Gross yield(2)	23.1%	24.5%

(2)	Includes finance charges, late and overlimit fees and bad debt recoveries, net of finance charge and fee charge-offs. Gross yield for purposes of our valuation does not include interchange income, debt waiver fees, or cash advance fees.

      We believe these sensitivity analyses may not accurately reflect the potential impact on the asset values as they do not consider potential offsetting positive impacts that would occur in the portfolio.

Note 18 — Derivative Financial Instruments

      We use derivative financial instruments for the purpose of managing our exposure to interest rate risks.

      We entered into interest rate swap transactions through Direct Merchants Bank. The swaps were used to convert a portion of the fixed rate certificates of deposit (“CDs”) to variable rate CDs, and thus hedge the fair market value of the CDs. The CDs expose us to variability in the fair value in rising or declining interest rate environments. By converting the fixed payment to a variable payment, the interest rate swaps reduce the variability of the fair market value of the CDs. As of December 31, 2002, there were no interest rate swaps outstanding.

      As of the adoption of SFAS No. 133 or their inception, all four swaps were designated as fair value hedges. Changes in the value of the swaps are recognized in income, in the period in which the change in value occurred. In addition, changes in the value of the CDs, to the extent they are attributable to the risk being hedged, are simultaneously recognized in income. Any difference between the fair value change in the swaps versus the fair value change in the related hedged CDs was considered to be the “ineffective” portion of the hedge. The ineffective portion of the swap is recorded as an increase or decrease in income.

      During 2002 and 2001, all swaps were sold. At the date of sale, the swap and the related CDs were valued, and a gain or loss was recognized for the difference between the change in fair value of the swap and the change in fair value of the CDs. The cumulative amount recorded as an adjustment to the value of the CDs is being amortized over the life of the CDs as an adjustment to interest expense. Additionally, $3.5 million was recognized as income in 2001 related to the ineffective portion of the swaps.

      Prior to SFAS No. 133, we amortized the costs of interest rate contracts on a straight-line basis over the expected life of the contract. The adoption of SFAS No. 133 resulted in a one-time, non-cash, after-tax charge to earnings of $14.5 million, reflected as a “Cumulative effect of accounting change” in the consolidated statements of income for the year ended December 31, 2001.

Note 19 — Segments

      We operate in two principal areas: consumer lending products and enhancement services. Our consumer lending products are primarily unsecured and secured credit cards, including the Direct Merchants Bank MasterCard® and Visa®. Our credit cardholders include customers obtained from third-party lists and other consumers for whom general credit bureau information is available.

      We market our enhancement services products, including (1) debt waiver protection for unemployment, disabilities, death and family leave; (2) membership programs such as card registration, purchase

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

protection and other club memberships; and (3) third-party insurance, directly to our credit card customers and customers of third parties. We currently issue and administer our extended service plans sold through a third-party retailer, and the customer pays the retailer directly.

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

      Our enhancement services operating segment pays a fee to the consumer lending products segment for successful marketing efforts to cardholders at a rate similar to those paid to other third parties. Our enhancement services segment reports interest income and the consumer lending products segment reports interest expense at our weighted-average borrowing rate for the excess cash flow generated by the enhancement services segment and used by the consumer lending products segment to fund the growth of cardholder balances.

2002

	Consumer
	Lending		Enhancement		Securitization	Other
	Products		Services		Adjustments(a)	Adjustments(b)	Consolidated

Interest income	$2,099,595		$2,521		$(1,572,236)	$(2,521)	$527,359
Interest expense	324,502		—		(218,465)	(2,521)	103,516

Net interest income	1,775,093		2,521		(1,353,771)	—	423,843
Other operating income	516,724		384,049		(42,712)	—	858,061
Total revenue	2,291,817		386,570		(1,396,483)	—	1,281,904
Income (loss) before income taxes and cumulative effect of accounting change	217,098	(c)	240,880	(c)	—	(507,759)	(49,781)
Total assets	$10,532,765		$123,179		$(8,836,857)	$775,259 (d)	$2,594,346

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001

	Consumer
	Lending		Enhancement		Securitization	Other
	Products		Services		Adjustments(a)	Adjustments(b)	Consolidated

Interest income	$1,973,400		$12,308		$(1,276,410)	$(12,308)	$696,990
Interest expense	492,773		—		(314,185)	(12,308)	166,280

Net interest income	1,480,627		12,308		(962,225)	—	530,710
Other operating income	612,683		340,132		201,642	—	1,154,457
Total revenue	2,093,310		352,440		(760,583)	—	1,685,167
Income before income taxes and cumulative effect of accounting change	684,663	(c)	231,780	(c)	—	(494,575)	421,868
Total assets	$11,395,934		$138,420		$(7,895,843)	$590,175 (d)	$4,228,686

2000

	Consumer
	Lending		Enhancement		Securitization	Other
	Products		Services		Adjustments(a)	Adjustments(b)	Consolidated

Interest income	$1,596,352		$11,848		$(1,091,574)	$(11,848)	$504,778
Interest expense	533,325		—		(388,471)	(11,848)	133,006

Net interest income	1,063,027		11,848		(703,103)	—	371,772
Other operating income	494,155		266,200		173,432	—	933,787
Total revenue	1,557,182		278,048		(529,671)	—	1,305,559
Income before income taxes and cumulative effect of accounting change	560,772	(c)	176,756	(c)	—	(414,617)	322,911
Total assets	$9,013,828		$154,236		$(6,070,224)	$638,185 (d)	$3,736,025

(a)	This column reflects adjustments to the Company’s internal financial statements, which are prepared on a managed basis, to eliminate investors’ interests in securitized loans.

(b)	The adjustments column includes: intercompany eliminations and amounts not allocated to segments.

(c)	Income before income taxes and cumulative effect of accounting changes, includes intercompany commissions paid by the enhancement services segment to the consumer lending products segment for successful marketing efforts to cardholders of $2.4 million, $12.4 million and $18.3 million for 2002, 2001 and 2000, respectively.

(d)	Total assets include the assets attributable to corporate functions not allocated to operating segments and the removal of investors’ interests in securitized loans to present total assets on an owned basis.

Note 20 — Stockholders’ Equity

      On February 6, 2001, the Company’s Board of Directors authorized a share repurchase program of up to $200 million of its outstanding common stock over a period ending December 31, 2002. The amount of shares the Company can repurchase in a calendar year is limited under its various debt agreements. In 2002, the Company was limited to repurchasing approximately $98.3 million of shares. As of December 31, 2002, 7.1 million shares had been repurchased under the program for $58.3 million.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the years ended December 31, 2002 and December 31, 2001, we paid cash dividends of $3.7 million. Under our credit facility agreement, we can not make dividend payments in an aggregate amount in any fiscal year that exceed 40% of consolidated net income for the prior fiscal year.

      Upon our termination of our former Chairman and Chief Executive Officer in December 2002, he forfeited 540,029 shares of restricted stock. As a result, $4.8 million of deferred compensation and common stock was added back to stockholders’ equity.

Note 21 — Debt and Deposits

      We have a warehouse financing facilities accounted for as collateralized financings under SFAS No. 140 which is included in “Debt” on the consolidated balance sheet. The financing conduits had a capacity of $100 million and $400 million as of December 31, 2002 and 2001, respectively, and a variable interest rate based on LIBOR. As of December 31, 2002 and 2001, there was zero and $292 million, respectively outstanding on the conduit. Subsequent to year-end, all financing conduits were terminated.

      Our credit facility consists of a $170 million revolving credit facility which matures in July 2003, and a $100 million term loan which matures in June 2003. At December 31, 2002 and 2001, we had outstanding borrowings of $100 million under the term loan facility with weighted-average interest rates of 4.7% and 5.4% respectively, and outstanding letters of credit of $7.3 million and $5.3 million, respectively. At December 31, 2002, we were in compliance with all financial covenants under these agreements.

      As of December 31, 2002, we had $150 million of 10.125% Senior Notes due 2006 outstanding. The carrying value of theses Senior Notes is $146.8 million as of December 31, 2002. These Senior Notes were issued at a discount of $6.3 million to yield an effective interest rate of 11%. The Senior Notes due 2006 and credit facility are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc., magnUS Services, Inc. (formerly Metris Recovery Services, Inc.), Metris Card Services, LLC and Metris Credit Card Services, Inc. (the “Guarantors”). Any subsidiaries we form in the future will provide a guarantee of this indebtedness. The guarantee is an unsecured obligation of the Guarantors and ranks equally with all existing and future unsubordinated indebtedness. We also have $100 million of 10% Senior Notes due 2004 outstanding with terms and conditions substantially similar to the Senior Notes due 2006. We also have a $10.0 million 9.19% term loan due 2005 used to fund Company equipment. As of December 31, 2002 and 2001 we were in compliance with all financial covenants under our credit agreements.

      Our debt outstanding as of December 31, 2002, matures as follows:

2003	$101,031
2004	100,979
2005	8,551
2006	146,841
2007	80
Thereafter	167

Total debt outstanding	$357,649

      Direct Merchants Bank has issued certificates of deposit of $100,000 or more from 1999 to 2002. As of December 31, 2002 and 2001, $0.9 billion and $2.1 billion of CDs were outstanding with original maturities ranging from six months to five years. These CDs pay fixed interest rates ranging from 1.1% to 7.6% and 2.4% to 7.6% at December 31, 2002 and 2001, respectively.

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our deposits outstanding as of December 31, 2002 and 2001, mature as follows:

		Weighted-		Weighted-
		Average		Average
		Interest		Interest
	2002	Rate	2001	Rate

Three months or less	$97,822	4.9%	$404,955	5.8%
Over three months through twelve months	291,143	4.8%	811,802	5.3%
Over one year through three years	256,277	5.1%	567,897	5.2%
Over three years	247,512	5.3%	273,354	5.9%

Total deposits	$892,754	5.1%	$2,058,008	5.4%

      The Company, at the request of the OCC, has agreed to reduce receivables at Direct Merchants Bank to no more than $550 million at December 31, 2003 and zero at December 31, 2004. As a result, we do not anticipate issuing jumbo CDs in the foreseeable future.

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

Note 22 — Subsequent Events

      On March 18, 2003, we entered into an operating agreement with the OCC designed to ensure that Direct Merchants Bank continues to operate in a safe and sound manner. This operating agreement formally terminates our April 16, 2002 agreement with the OCC, which is discussed in Footnote 14.

      The operating agreement requires, among other things, the following:

•	The Bank must reduce its on-balance-sheet credit card receivables to no more than $550 million by December 31, 2003 and to zero by December 31, 2004. During the time the Bank is reducing these receivables, the mix of subprime receivables may not exceed 60% of all credit card receivables. As of December 31, 2002, 52.9% of the Bank’s credit card portfolio was subprime. The Bank will continue to sell credit card receivables on a daily basis to MCI under the purchase agreement currently in effect between MCI and the Bank.

•	The Bank must maintain minimum capital in the aggregate amount of (i) liquid assets deposited pursuant to the Liquidity Reserve Deposit Agreement discussed below; (ii) the capital required as a result of the 200% risk-weight applied to on-book subprime credit card receivables; and (iii) the minimum capital required under Federal law for a “well capitalized” institution for all remaining assets owned by the Bank.

•	The Bank must meet certain liquidity requirements, including maintaining, on a daily basis, liquid assets of not less than 100% of the deposits and other liabilities coming due within the next 30 days, maintaining marketable assets in an amount equal to or in excess of the Bank’s insured deposits, maintaining cash and cash equivalents in excess of 46% of outstanding CDs, and entering into the Liquidity Reserve Deposit Agreement discussed below to support the Bank’s credit card receivables funding needs.

•	The Bank is required, within 60 days from the date of the operating agreement, to submit to the OCC a written strategic plan establishing objectives for the Bank’s overall risk profile, earning

METRIS COMPANIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, product line development and marketing segments.

      The terms of the operating agreement required Direct Merchants Bank and MCI to enter into a Capital Assurance and Liquidity Maintenance Agreement (“CALMA”) which also was executed on March 18, 2003. The effect of the CALMA is to require MCI to make such capital infusions or provide Direct Merchants Bank with financial assistance so as to permit Direct Merchants Bank to meet its liquidity requirements.

      The operating agreement requires Direct Merchants Bank, a third-party depository bank and the OCC to execute a Liquidity Reserve Deposit Agreement (“LRDA”) within 30 days of the effective date of the operating agreement.

      If the OCC were to conclude that the Bank failed to implement any provision of the agreement, the OCC could pursue various enforcement options.

      Upon signing this agreement Direct Merchants Bank declared and paid a $155 million dividend to us.

      On March 17, 2003 we secured a $425 million extension through March 2004 of an $850 million conduit which was scheduled to mature in June of 2003. We also secured a $425 million conduit through March 2004, which will replace conduits and warehouse facilities scheduled to mature during March through May 2003. The availability of funding under these facilities is subject to various conditions, including a net reduction of receivables in the Master Trust. Maturities of the conduits can accelerate in certain instances, including if net excess spreads in the Master Trust fall below certain levels. We also terminated our $170 million revolving line of credit.

      On March 31, 2003, THL Fund IV committed to provide a term loan to the Company in an aggregate amount of $125 million as a backup financing facility, secured by assets of the Company. The backup facility carries an interest rate of 12% per annum plus an option to earn an additional meaningful economic return based on the performance of the Company’s managed receivables through December 31, 2004. The backup facility would be repayable in full on March 1, 2004. During the past fiscal year we had in place a $270 million term loan and revolving credit facility. In connection with the conduit transactions discussed above, all availability under the $170 million revolving portion of this facility was terminated as of March 18, 2003, with the exception of $7.3 million of outstanding letters of credit. Term loans of $100 million remain outstanding under the facility and mature on June 30, 2003. We may refinance these loans with the backup facility provided by THL Fund IV. THL Fund IV’s obligation to provide this facility is subject to a number of conditions.

METRIS COMPANIES INC.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

December 31, 2002

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$(3,795)	$8,088	$643,374	$—	$647,667
Net retained interests in loans securitized	—	—	750,395	—	750,395
Net credit card loans	3,814	—	752,288	—	756,102
Property and equipment, net	—	56,728	27,103	—	83,831
Purchased portfolio premium	129	—	64,450	—	64,579
Other receivables due from credit card securitizations, net	13	—	116,772	—	116,785
Other assets	10,098	45,865	180,153	(61,129)	174,987
Investment in subsidiaries	1,606,930	1,578,574	—	(3,185,504)	—

Total assets	$1,617,189	$1,689,255	$2,534,535	$(3,246,633)	$2,594,346

LIABILITIES:
Deposits	$(1,000)	$—	$893,754	$—	$892,754
Debt	391,228	—	9,421	(43,000)	357,649
Accounts payable	71	20,683	38,949	(6,114)	53,589
Deferred income	—	16,681	146,097	(3,511)	159,267
Accrued expenses and other liabilities	167,865	44,961	(132,260)	(8,504)	72,062

Total liabilities	558,164	82,325	955,961	(61,129)	1,535,321

Total stockholders’ equity	1,059,025	1,606,930	1,578,574	(3,185,504)	1,059,025

Total liabilities and stockholders’ equity	$1,617,189	$1,689,255	$2,534,535	$(3,246,633)	$2,594,346

METRIS COMPANIES INC.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

December 31, 2001

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$17,613	$1,505	$468,968	$—	$488,086
Net retained interests in loans securitized	—	—	801,679	—	801,679
Net credit card loans	1,656	—	2,344,948	—	2,346,604
Property and equipment, net	—	78,425	36,488	—	114,913
Purchased portfolio premium	248	—	94,545	—	94,793
Other receivables due from credit card securitizations, net	34	644	113,778	—	114,456
Other assets	(21,786)	55,731	240,468	(6,258)	268,155
Investment in subsidiaries	1,900,528	1,745,701	—	(3,646,229)	—

Total assets	$1,898,293	$1,882,006	$4,100,874	$(3,652,487)	$4,228,686

LIABILITIES:
Deposits	$(1,000)	$—	$2,059,008	$—	$2,058,008
Debt	345,924	171	301,809	—	647,904
Accounts payable	3,070	15,461	68,073	(3,129)	83,475
Deferred income	3,270	30,615	184,275	(3,129)	215,031
Accrued expenses and other liabilities	405,074	(64,769)	(257,992)	—	82,313

Total liabilities	756,338	(18,522)	2,355,173	(6,258)	3,086,731

Total stockholders’ equity	1,141,955	1,900,528	1,745,701	(3,646,229)	1,141,955

Total liabilities and stockholders’ equity	$1,898,293	$1,882,006	$4,100,874	$(3,652,487)	$4,228,686

METRIS COMPANIES INC.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME

Year Ended December 31, 2002

			Non-
	Metris	Guarantor	Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Net Interest Income (Expense)	$(30,582)	$293	$454,132	$—	$423,843
Provision for loan losses	(603)	—	519,456	54,625	573,478

Net Interest Income (Expense) After Provision for Loan Losses	(29,979)	293	(65,324)	(54,625)	(149,635)

Other Operating Income:
Net securitization and credit card servicing income	3,168	—	268,180	—	271,348
Credit card fees, interchange and other credit card income	1,748	94,941	206,237	(100,262)	202,664
Enhancement services revenues	—	58,664	385,052	(59,667)	384,049
Intercompany allocations	166	266,604	45,742	(312,512)	—

	5,082	420,209	905,211	(472,441)	858,061

Other Operating Expense:
Credit card account and other product solicitation and marketing expenses	16	111,387	199,048	(120,192)	190,259
Employee compensation	(1,101)	183,701	28,226	—	210,826
Data processing services and communications	52	(92,080)	184,702	(8,800)	83,874
Enhancement services claims expense	—	1,335	50,207	—	51,542
Credit card fraud losses	177	—	8,470	—	8,647
Purchased portfolio premium amortization	120	—	33,726	(3,626)	30,220
Occupancy and Equipment	—	45,523	2,490	—	48,013
Mastercard/ Visa assessment and fees	—	—	13,869	—	13,869
Asset impairments and lease write-offs	—	20,936	6,800	—	27,736
Other	7,037	74,360	21,215	(9,391)	93,221
Intercompany allocations	80	92,814	219,618	(312,512)	—

	6,381	437,976	768,371	(454,521)	758,207
Income (Loss) Before Income Taxes, Equity in Income of Subsidiaries and Cumulative Effect of Accounting Change	(31,278)	(17,474)	71,516	(72,545)	(49,781)
Income taxes	(10,009)	(5,592)	22,886	(23,215)	(15,930)
Equity in income of subsidiaries	(12,582)	(700)	—	13,282	—

Income (Loss) Before Cumulative Effect of Accounting Change	(33,851)	(12,582)	48,630	(36,048)	(33,851)

Cumulative effect of accounting change, net	—	—	—	—	—

Net Income (Loss)	$(33,851)	$(12,582)	$48,630	$(36,048)	$(33,851)

METRIS COMPANIES INC.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME

Year Ended December 31, 2001

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Net Interest Income (Expense)	$8,583	$(7,480)	$529,607	$—	$530,710
Provision for loan losses	2,402	—	546,743	—	549,145

Net Interest Income (Expense) After Provision for Loan Losses	6,181	(7,480)	(17,136)	—	(18,435)

Other Operating Income:
Net securitization and credit card servicing income	9,511	—	507,888	—	517,399
Credit card fees, interchange and other credit card income	(5,551)	31,508	270,969	—	296,926
Enhancement services revenues	—	57,836	282,296	—	340,132
Intercompany allocations	153	229,642	(229,795)	—	—

	4,113	318,986	831,358	—	1,154,457

Other Operating Expense:
Credit card account and other product solicitation and marketing expenses	—	12,642	162,241	—	174,883
Employee compensation	1,101	197,645	26,717	—	225,463
Data processing services and communications	3	(90,538)	180,757	—	90,222
Enhancement services claims expense	—	877	34,751	—	35,628
Credit card fraud losses	1	5	9,062	—	9,068
Purchased portfolio premium amortization	—	—	30,277	—	30,277
Occupancy and equipment	—	43,326	4,246	—	47,572
Mastercard/ Visa assessment and fees	—	—	16,522	—	16,522
Other	(393)	84,204	708	—	84,519
Intercompany allocations	127	57,355	(57,482)	—	—

	839	305,516	407,799	—	714,154

Income Before Income Taxes, Equity in Income of Subsidiaries and Cumulative Effect of Accounting Change	9,455	5,990	406,423	—	421,868
Income taxes	3,621	2,294	155,662	—	161,577
Equity in income of subsidiaries	239,958	236,262	—	(476,220)	—

Income Before Cumulative Effect of Accounting Change	245,792	239,958	250,761	(476,220)	260,291
Cumulative effect of accounting change, net	—	—	14,499	—	14,499

Net Income	$245,792	$239,958	$236,262	$(476,220)	$245,792

METRIS COMPANIES INC.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31, 2000

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Net Interest (Expense) Income	$(76,200)	$(4,685)	$452,657	$—	$371,772
Provision for loan losses	(4)	—	388,238	—	388,234

Net Interest (Expense) Income After Provision for Loan Losses	(76,196)	(4,685)	64,419	—	(16,462)

Other Operating Income:
Net securitization and credit card servicing income	3,544	(3)	440,713	—	444,254
Credit card fees, interchange and other credit card income	504	633	222,196	—	223,333
Enhancement services revenues	—	54,747	211,453	—	266,200

	4,048	55,377	874,362	—	933,787

Other Operating Expense:
Credit card account and other product solicitation and marketing expenses	—	21,917	122,564	—	144,481
Employee compensation	—	147,567	31,025	—	178,592
Data processing services and communications	—	(82,227)	168,393	—	86,166
Enhancement services claims expense	—	1,353	25,078	—	26,431
Credit card fraud losses	5	—	8,881	—	8,886
Purchased portfolio premium amortization	—	—	19,275	—	19,275
Occupancy and equipment	—	29,700	5,863	—	35,563
Mastercard/ Visa assessment and fees	—	19	14,693	—	14,712
Other	(119)	28,093	52,334	—	80,308

	(114)	146,422	448,106	—	594,414

Income (Loss) Before Income Taxes, Equity in Income of Subsidiaries and Cumulative Effect of Accounting Change	(72,034)	(95,730)	490,675	—	322,911
Income taxes	(27,733)	(38,485)	190,538	—	124,320
Equity in income of subsidiaries	239,454	296,699	—	(536,153)	—

Income (Loss) Before Cumulative Effect of Accounting Change	195,153	239,454	300,137	(536,153)	198,591
Cumulative effect of accounting change, net	—	—	3,438	—	3,438

Net Income (Loss)	$195,153	$239,454	$296,699	$(536,153)	$195,153

METRIS COMPANIES INC.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2002

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Operating Activities:
Net cash provided by operating activities	$(311,744)	$129,813	$674,353	$6,952	$499,374

Investing Activities:
Net proceeds from sales and repayments of securitized loans	—	—	941,150	—	941,150
Net loans (originated) collected	(1,555)	—	213,013	—	211,458
Proceeds from sales of credit card portfolios to third parties	—	—	16,278	—	16,278
(Additions to) dispositions of premises and equipment	—	(9,170)	3,011	—	(6,159)
Investment in subsidiaries	293,598	167,127	—	(460,725)	—

Net cash provided by (used in) investing activities	292,043	157,957	1,173,452	(460,725)	1,162,727

Financing Activities:
Net (decrease) increase in debt	45,304	(171)	(292,388)	(43,000)	(290,255)
Net decrease in deposits	—	—	(1,165,254)	—	(1,165,254)
Cash dividends paid	(3,728)	—	—	—	(3,728)
Net (decrease) increase in common equity	2,011	(281,016)	(215,757)	496,773	2,011
Repurchase of common stock	(45,294)	—	—	—	(45,294)

Net cash (used in) provided by financing activities	(1,707)	(281,187)	(1,673,399)	453,773	(1,502,520)

Net (decrease) increase in cash and cash equivalents	(21,408)	6,583	174,406	—	159,581
Cash and cash equivalents at beginning of year	17,613	1,505	468,968	—	488,086

Cash and cash equivalents at end of year	$(3,795)	$8,088	$643,374	$—	$647,667

METRIS COMPANIES INC.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2001

	Metris
	Companies	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

	(Dollars in thousands)
Operating Activities:
Net cash provided by operating activities	$272,965	$236,601	$777,066	$(476,220)	$810,412

Investing Activities:
Net proceeds from sales and repayments of securitized loans	—	—	1,825,618	—	1,825,618
Net loans (originated) collected	1,131	—	(2,618,176)	—	(2,617,045)
Credit card portfolio acquisitions	—	—	(290,774)	—	(290,774)
(Additions to) dispositions of premises and equipment	—	(18,258)	12,552	—	(5,706)
Investments in subsidiaries	(311,610)	(303,406)	—	615,016	—

Net cash provided by (used in) investing activities	(310,479)	(321,664)	(1,070,780)	615,016	(1,087,907)

Financing Activities:
Net (decrease) increase in debt	(10,243)	8,623	293,458	—	291,838
Net decrease in deposits	—	—	(48,191)	—	(48,191)
Cash dividends paid	(3,752)	—	—	—	(3,752)
Net (decrease) increase in common equity	17,267	67,287	71,502	(138,796)	17,260
Repurchase of common stock	(13,014)	—	—	—	(13,014)

Net cash (used in) provided by financing activities	(9,742)	75,910	316,769	(138,796)	244,141

Net (decrease) increase in cash and Cash equivalents	(47,256)	(9,153)	23,055	—	(33,354)
Cash and cash equivalents at beginning of year	64,869	10,658	445,913	—	521,440

Cash and cash equivalents at end of year	$17,613	$1,505	$468,968	$—	$488,086

METRIS COMPANIES INC.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2000

	Metris
	Companies	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

	(Dollars in thousands)
Operating Activities:
Net cash provided by operating activities	$160,614	$283,108	$759,264	$(536,153)	$666,833

Investing Activities:
Net proceeds from sales and repayments of securitized loans	—	—	551,911	—	551,911
Net loans originated	(417)	—	(1,975,924)	—	(1,976,341)
Credit card portfolio acquisitions	—	—	(195,597)	—	(195,597)
(Additions to) dispositions of premises and equipment	—	(54,552)	(30,455)	—	(85,007)
Investments in subsidiaries	(336,303)	(404,912)	—	741,215	—

Net cash provided by (used in) investing activities	(336,720)	(459,464)	(1,650,065)	741,215	(1,705,034)

Financing Activities:
Net (decrease) increase in debt	242,667	(47,376)	(184,237)	—	11,054
Net decrease in deposits	—	—	1,330,818	—	1,330,818
Cash dividends paid	(2,942)	—	—	—	(2,942)
Net (decrease) increase in common equity	(42,369)	234,081	39,628	(205,062)	26,278
Repurchase of common stock	—	—	—	—	—

Net cash (used in) provided by financing activities	197,356	186,705	1,186,209	(205,062)	1,365,208

Net (decrease) increase in cash and cash equivalents	21,250	10,349	295,408	—	327,007
Cash and cash equivalents at beginning of year	43,619	309	150,505	—	194,433

Cash and cash equivalents at end of year	$64,869	$10,658	$445,913	$—	$521,440

METRIS COMPANIES INC. AND SUBSIDIARIES

SUMMARY OF CONSOLIDATED QUARTERLY FINANCIAL INFORMATION AND

STOCK DATA

	2002

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except per-share data)
	(unaudited)
Summary of Operations:
Interest income	$124,108	$112,491	$137,228	$153,532
Interest expense	21,144	23,252	26,955	32,165

Net Interest Income	102,964	89,239	110,273	121,367
Provision for loan losses	128,100	138,197	152,811	154,370
Other Operating Income	149,915	222,519	193,406	292,221
Other Operating Expense(1)	198,559	175,736	209,524	174,388

Income (Loss) Before Income Taxes	(73,780)	(2,175)	(58,656)	84,830
Income taxes	(25,290)	(848)	(22,282)	32,490

Net Income (Loss)	(48,490)	(1,327)	(36,374)	52,340
Preferred Stock Dividends	9,822	9,605	9,394	9,188

Net Income (Loss) Applicable to Common Stockholders	$(58,312)	$(10,932)	$(45,768)	$43,152

Per Common Share:
Earnings (Loss) per Share:
Basic	$(1.02)	$(0.19)	$(0.74)	$0.55
Diluted	(1.02)	(0.19)	(0.74)	0.54
Shares used to Compute EPS (000’s):
Basic	57,199	58,311	61,503	96,032
Diluted	57,199	58,311	61,503	96,973
Cash Dividends:	$0.010	$0.010	$0.010	$0.010
Market Prices:
High	$4.70	$8.40	$22.75	$27.49
Low	1.45	1.61	7.39	12.35
Close	2.47	2.31	8.31	20.00

(1)	Fourth quarter 2002, included approximately $17.1 million write-down of excess property, equipment, operating leases, and pending sale of our Arizona building and approximately $7 million of marketing and origination costs on our retail note program. In addition, we recorded a $1.1 million write-down on portfolios of charged-off loans purchased in 2001 and 2000.

Metris Companies Inc. and Subsidiaries

SUMMARY OF CONSOLIDATED QUARTERLY

FINANCIAL INFORMATION AND STOCK DATA

	2001

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except per-share data)
	(unaudited)
Summary of Operations:
Interest income	$175,847	$179,207	$172,207	$169,729
Interest expense	31,984	42,148	44,313	47,835

Net Interest Income	143,863	137,059	127,894	121,894
Provision for loan losses	230,221	116,513	114,682	87,729
Other Operating Income	365,640	283,180	277,449	228,188
Other Operating Expense	164,625	189,376	188,930	171,223

Income Before Income Taxes and Cumulative Effect of Accounting Change	114,657	114,350	101,731	91,130
Income taxes	43,915	43,614	38,963	35,085

Income Before Cumulative Effect of Accounting Change	70,742	70,736	62,768	56,045
Cumulative Effect of Accounting Change (Net of Income Taxes of $9,000)	—	—	—	14,499

Net Income	70,742	70,736	62,768	41,546
Preferred Stock Dividends	8,987	8,788	8,593	8,403

Net Income Applicable to Common Stockholders	$61,755	$61,948	$54,175	$33,143

Per Common Share:
Earnings per Share:
Basic(1)	$0.73	$0.72	$0.64	$0.43
Diluted(1)	0.72	0.70	0.63	0.42
Shares used to Compute EPS (000’s):
Basic	97,610	98,846	97,633	96,660
Diluted	98,727	101,026	99,841	98,445
Cash Dividends:	$0.010	$0.010	$0.010	$0.010
Market Prices:
High	$28.10	$38.65	$33.71	$31.63
Low	15.10	20.00	20.13	20.32
Close	25.71	24.75	33.71	20.78

(1)	Earnings per share for the first quarter reflects the $14.5 million one-time, non-cash accounting impact from the adoption of SFAS 133.

Stock Data

      Our common stock, which is traded under the symbol “MXT,” has been listed on the New York Stock Exchange since May 7, 1999. Prior to its listing on the New York Stock Exchange, our common stock traded under the symbol “MTRS” on the Nasdaq Stock Market since its initial public offering on October 25, 1996. As of March 14, 2003, there were approximately 746 holders of record and approximately 18,650 beneficial holders of our common stock.

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

      The consolidated financial statements have been audited by the Company’s independent auditors, KPMG LLP, whose opinion appears separately. Their opinion on the consolidated financial statements is based on auditing procedures that include performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide reasonable assurance that the consolidated financial statements are free of material misstatement.

      The Audit Committee of the Company’s Board of Directors, composed solely of outside directors, meets quarterly with the internal auditors, the independent auditors and management to review the work of each and ensure that each is properly discharging its responsibilities. The internal and independent auditors have free access to the Audit Committee to discuss the results of their audit work and their findings.

/s/ DAVID D. WESSELINK	/s/ JOHN A. WITHAM

David D. Wesselink Chairman and Chief Executive Officer	John A. Witham Executive Vice President and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Metris Companies Inc.:

      We have audited the accompanying consolidated balance sheets of Metris Companies Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metris Companies Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for derivative financial instruments in 2001. As discussed in Note 2 to the consolidated financial statements, the Company changed its method of recognizing revenue for its debt waiver products in 2000.

/s/ KPMG LLP

KPMG LLP
Minneapolis, Minnesota
March 31, 2003

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item with respect to directors is set forth under “Proposal One: Election of Directors,” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003, which was filed within 120 days of December 31, 2002 and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of Regulation S-K, set forth in Part I of this Form 10-K under “Executive Officers of the Registrant.” The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

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

      The following table provides information as of December 31, 2002 with respect to our common shares issuable under equity compensation plans approved by security holders:

			Number of
			securities
			remaining
			available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders
Long-Term Incentive Plan	11,245,444	$19.02	2,261,137
Metris Companies Inc. Board Stock Option Plan	484,000	$19.75	186,000
Management Stock Purchase Plan	187,967	$13.22	243,578
Annual Incentive Plan for Designated Corporate officers	71,978	$14.83	372,669
Employee Stock Purchase Plan	—	$0.00	1,923,187
Non-qualified Employee Stock Purchase Plan	—	$0.00	462,168
Total	11,989,389		5,448,739

      We do not have any equity compensation plans that have not been approved by security holders as of December 31, 2002.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is set forth under “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

      With the exception of the information incorporated by reference in Items 10-13, the Proxy Statement is not to be deemed filed as part of this Form 10-K.

Item 14.     Controls and Procedures

      Within the 90-day period prior to the filing of this Report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are made part of this Report:

           1. Consolidated Financial Statements — See Item 8 above.

           2. Financial Statement Schedules

All schedules to the consolidated financial statements normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

      (b) Reports on Form 8-K: During the three months ended December 31, 2002, through the date of this Report, the Company filed the following six Current Reports on Form 8-K:

Form 8-K filed October 18, 2002, relating to the Company’s third quarter 2002 financial results.

Form 8-K filed October 26, 2002, relating to the Company’s Renewable Unsecured Subordinated Notes.

Form 8-K filed December 18, 2002, relating to the termination of the Company’s former chairman and chief executive officer.

Form 8-K filed January 23, 2003, relating to the Company’s workforce reduction.

Form 8-K filed February 28, 2003, correcting the Company’s prior announcement regarding payment of a dividend.

Form 8-K filed March 19, 2003, relating to the Company’s funding agreements and operating agreement with the Office of the Comptroller of the Currency.

      (c) Exhibits: See Exhibit Index on page 113 of this Report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2003.

METRIS COMPANIES INC.
(Registrant)

By	/s/ DAVID D. WESSELINK

David D. Wesselink
Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Metris Companies Inc., the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

Principal executive officer:

/s/ DAVID D. WESSELINK David D. Wesselink	Chairman of the Board, Chief Executive Officer	March 31, 2003

Principal financial officer:

/s/ JOHN A. WITHAM John A. Witham	Executive Vice President, Chief Financial Officer	March 31, 2003

Principal accounting officer:

/s/ MARK P. WAGENER Mark P. Wagener	Senior Vice President, Controller	March 31, 2003

Directors:

/s/ LEE R. ANDERSON, SR. Lee R. Anderson, Sr.	Director	March 31, 2003

/s/ C. HUNTER BOLL C. Hunter Boll	Director	March 31, 2003

/s/ JOHN A. CLEARY John A. Cleary	Director	March 31, 2003

/s/ THOMAS M. HAGERTY Thomas M. Hagerty	Director	March 31, 2003

/s/ DAVID V. HARKINS David V. Harkins	Director	March 31, 2003

Signature	Title	Date

/s/ WALTER M. HOFF Walter M. Hoff	Director	March 31, 2003

/s/ THOMAS H. LEE Thomas H. Lee	Director	March 31, 2003

/s/ EDWARD B. SPENO Edward B. Speno	Director	March 31, 2003

/s/ FRANK D. TRESTMAN Frank D. Trestman	Director	March 31, 2003

/s/ RONALD N. ZEBECK Ronald N. Zebeck	Director	March 31, 2003

CERTIFICATION

I, David D. Wesselink, certify that:

      1. I have reviewed this Annual Report on Form 10-K of Metris Companies Inc. “Registrant”;

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

      4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

      6. The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ DAVID D. WESSELINK

David D. Wesselink
Chairman and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, John A. Witham, certify that:

      1. I have reviewed this Annual Report on Form 10-K of Metris Companies Inc. “Registrant”;

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

      4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

      6. The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ JOHN A. WITHAM

John A. Witham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

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

(c) Third Supplemental Indenture, dated as of January 2, 2001, among MCI, the guarantors named therein and Bank One Trust Company, N.A. (incorporated by reference to Exhibit 4.1(c) to MCI’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

(d) Agreement of Resignation, Appointment and Acceptance, dated as of November 14, 2001, among MCI, Bank One Trust Company, N.A., as Prior Trustee, and US Bank National Association, as Successor Trustee (incorporated by reference to Exhibit 4.1(d) to MCI’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

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

4.4	Certificate of Designation of Series D Junior Participating Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 of MCI’s Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.5	Registration Rights Agreement, dated as of December 9, 1998, between MCI and the Investors named therein (incorporated by reference to Exhibit 10.3 to MCI’s Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.6	Form of common stock certificate of MCI (incorporated by reference to Exhibit 4.3 to MCI’s Registration Statement on Form S-8 (File No. 333-91917)).

Exhibit
Number	Description of Exhibit

4.7	Indenture, dated as of July 13, 1999, by and among MCI, Metris Direct, Inc. and The Bank of New York, including Form of 10 1/8% Senior Notes due 2006 and Form of Guarantee (incorporated by reference to Exhibit 4.1 to MCI’s Registration Statement on Form S-4 (File No. 333-86695)).

	(a)	First Supplemental Indenture, dated as of February 28, 2000, among MCI, the Guarantors named therein and The Bank of New York, (incorporated by reference to Exhibit 4.1 to MCI’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 1-12351)).

	(b)	Second Supplemental Indenture, dated as of February 2, 2001, among MCI, the Guarantors named therein and The Bank of New York (incorporated by reference to Exhibit 4.7(b) to MCI’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

	(c)	Agreement of Resignation, Appointment and Acceptance, dated as of February 20, 2002, among MCI, The Bank of New York, as Prior Trustee, and US Bank National Association, as Successor Trustee (incorporated by reference to Exhibit 4.7(c) to MCI’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12351)).

4.8	Exchange and Registration Rights Agreement, dated as of July 13, 1999, by and among MCI, Bear, Stearns & Co. Inc., Chase Securities Inc., Salomon Smith Barney Inc. and Barclays Capital Inc., relating to the new notes (incorporated by reference to Exhibit 4.2 to MCI’s Registration Statement on Form S-4 (File No. 333-86695)).

4.9	Base Indenture, dated as of October 25, 2002, between MCI and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to MCI’s Current Report on Form 8-K dated October 28, 2002 (File No. 1-12351)).

	(a)	First Supplemental Indenture, dated as of October 25, 2002 between MCI and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to MCI’s Current Report on Form 8-K dated October 28, 2002 (File No. 1-12351)).

Material Contracts

10.1	Second Amended and Restated Pooling and Servicing Agreement, dated as of January 22, 2002, among Metris Receivables, Inc. (“MRI”), as Transferor, Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank”), as Servicer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to MRI’s Current Report on Form 8-K dated January 24, 2002 (File No. 0-23961)).

	(a)	Amendment No. 1 to the Second Amended and Restated Bank Receivables Purchase Agreement, dated as of June 14, 2002, between Metris Companies Inc., as Buyer, and Direct Merchants Credit Card Bank, National Association, as Seller (incorporated by reference to Exhibit 4.1 to MRI’s Current Report on Form 8-K dated June 18, 2002 (File No. 0-23961).

10.2	Second Amended and Restated Bank Receivables Purchase Agreement, dated as of January 22, 2002, between Direct Merchants Bank and MCI (incorporated by reference to Exhibit 4.1 to MRI’s Current Report on Form 8-K dated January 24, 2002 (File No. 0-23961)).

	(a)	Amendment No. 1 to the Second Amended and Restated Purchase Agreement, dated as of June 14, 2002, between Metris Receivables, Inc., as Buyer, and Metris Companies Inc., as Seller (incorporated by reference to Exhibit 4.2 to MRI’s Current Report on Form 8-K dated June 18, 2002 (File No. 0-23961).

Exhibit
Number		Description of Exhibit

10.3		Second Amended and Restated Bank Receivables Purchase Agreement, dated as of January 22, 2002, between MCI and MRI (incorporated by reference to Exhibit 4.2 to MRI’s Current Report on Form 8-K dated January 24, 2002 (File No. 0-23961)).

(a) Amendment No. 1 to the Metris Master Trust Second Amended and Restated Pooling and Servicing Agreement, dated as of June 14, 2002, among Metris Receivables, Inc., as Transferor, Direct Merchants Credit Card Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to MRI’s Current Report on Form 8-K dated June 18, 2002 (File No. 0-23961).

10.4	*	Change of Control Severance Agreement, dated as of May 15, 1998, by and between MCI and Ronald N. Zebeck and a schedule of executive officers of the Company also having such an agreement with MCI, indicating the differences from the version of agreement filed (as permitted by Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.2 to MCI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-12351)).

(a) Amendment to Ronald N. Zebeck’s Change of Control Severance Agreement, dated as of December 9, 1998 (incorporated by reference to Exhibit 10.7(i) to MCI’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12351)).

(b) Amended Schedule of Executive Officers with Change of Control Severance Agreements (incorporated by reference to Exhibit 10.4(b) to MCI’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

10.5	*	Retention Agreement, dated May 17, 1999, between Ronald N. Zebeck and MCI (incorporated by reference to Exhibit 10.2 to MCI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12351)).

10.6		Amended and Restated Credit Agreement, dated as of July 21, 2000, among MCI; the Lenders from time to time parties thereto; The Chase Manhattan Bank, as Administrative Agent; Bank of America, N.A., as Syndicate Agent; Deutsche Bank AG, New York Branch, as Co-Documentation Agent; U.S. Bank National Association, as Co-Documentation Agent; and Barclays Bank PLC, as Co-Agent (incorporated by reference to MCI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12351)).

(a) Amendment No. 1, dated as of July 10, 2001, to the Amended and Restated Credit Agreement, among MCI; the Lenders from time to time parties thereto; The Chase Manhattan Bank, as Administrative Agent; Bank of America, N.A., as Syndication Agent; Deutsche Bank AG, New York Branch, as Co-Documentation Agent; U.S. Bank National Association, as Co-Documentation Agent; and Barclays Bank PLC, as Co-Agent (incorporated by reference to Exhibit 10.6(a) to MCI’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

(b) Amendment No. 2, dated as of March 17, 2003, to the Amended and Restated Credit Agreement, among MCI; the Lenders from time to time parties thereto; The Chase Manhattan Bank, as Administrative Agent; Bank of America, N.A., as Syndication Agent; Deutsche Bank AG, New York Branch, as Co-Documentation Agent; U.S. Bank National Association, as Co-Documentation Agent; and Barclays Bank PLC, as Co-Agent (incorporated by reference to Exhibit 10.6(b) to MCI’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12351)).

10.7*		MCI Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to MCI’s Registration Statement on Form S-4/ A (File No. 333-86695)).

10.8*		MCI Management Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to MCI’s Registration Statement on Form S-4/ A (File No. 333-86695)).

Exhibit
Number		Description of Exhibit

10.9*		MCI Amended and Restated Annual Incentive Bonus Plan for Designated Corporate Officers (incorporated by reference to Exhibit 10.5 to MCI’s Registration Statement on Form S-4/ A (File No. 333-86695)).

10.10	*	MCI Amended and Restated Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.6 to MCI’s Registration Statement on Form S-4/ A (File No. 333-86695)).

(a) Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to MCI’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12351)).

(b) Form of Non-Qualified Performance Accelerated Stock Option Agreement (incorporated by reference to Exhibit 10.10(b) to MCI’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

(c) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10(c) to MCI’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

10.11		Formal Agreement, dated as of April 16, 2002, between Direct Merchants Bank and the Office of the Comptroller of the Currency (Incorporated by reference to Exhibit 99.1 to MCI’s Current Report on Form 8-K dated April 17, 2002 (File No. 1-12351)).

10.12		Operating Agreement, dated as of March 18, 2003, between MCI and the Office of the Comptroller of the Currency (Incorporated by reference to Exhibit 99.2 to MCI’s Current Report on Form 8-K dated March 19, 2003 (File No. 1-12351)).

10.13		Capital Assurance and Liquidity Maintenance Agreement, dated as of March 18, 2003, between Direct Merchants Bank, and MCI (Incorporated by reference to Exhibit 99.3 to MCI’s Current Report on Form 8-K dated March 19, 2003 (File No. 1-12351)).

10.14		Liquidity Reserve Deposit Agreement, dated as of March 18, 2003, among Direct Merchants Bank, JPMorgan Chase Bank, and the Office of the Comptroller of the Currency (Incorporated by reference to Exhibit 99.4 to MCI’s Current Report on Form 8-K dated March 19, 2003 (File No. 1-12351)).

10.15		Metris Companies Inc. Term Loan Commitment Letter dated March 31, 2003 between Thomas H. Lee Partners, L.P. and Metris Companies Inc. (incorporated by reference to Exhibit 10.15 to MCI’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12351)).

Other Exhibits

11		Computation of Earnings Per Share.

12(a)		Computation of Ratio of Earnings to Fixed Charges.

12(b)		Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

21		Subsidiaries of MCI.

23		Independent Auditors’ Consent.

99.1		Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2		Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K