Form 10-Q
period 2003-03-31
METRIS COMPANIES INC
filed 2003-05-15
CIK 1021061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q


                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended                     March 31, 2003

                                       or

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

                Yes   X                                   No _____
                    -----

As of April 30, 2003, 57,754,091 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------

--------------------------------------------------------------------------------


                                 March 31, 2003

                                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements (unaudited):
                      Consolidated Balance Sheets..............................3
                      Consolidated Statements of Income........................4
                      Consolidated Statements of Changes in
                            Stockholders' Equity...............................5
                      Consolidated Statements of Cash Flows....................6
                      Notes to Consolidated Financial Statements...............7

          Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations..............................................21

          Item 3. Quantitative and Qualitative Disclosures
                      About Market Risk.......................................43

          Item 4. Controls and Procedures ....................................44


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings...........................................44

          Item 2. Changes in Securities.......................................44

          Item 3. Defaults Upon Senior Securities.............................44

          Item 4. Submission of Matters to a Vote of Security Holders.........44

          Item 5. Other Information...........................................44

          Item 6. Exhibits and Reports on Form 8-K............................45

                  Signatures..................................................47

                          Part I. Financial Information

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands) (Unaudited)

                                                                                 March 31,    December 31,
                                                                                   2003            2002
                                                                                ----------    ------------
Assets:
Cash and due from banks ....................................................   $    90,770    $    62,813
Federal funds sold .........................................................       102,300         88,000
Short-term investments .....................................................       412,155        429,419
                                                                               -----------    -----------
Cash and cash equivalents ..................................................       605,225        580,232
                                                                               -----------    -----------
Retained interests in loans securitized ....................................     1,670,171      1,736,912
Less:  Valuation allowance .................................................       931,052        986,517
                                                                               -----------    -----------
Net retained interests in loans securitized ................................       739,119        750,395
                                                                               -----------    -----------
Credit card loans ..........................................................       686,285        846,417
Less:  Allowance for loan losses ...........................................       125,357         90,315
                                                                               -----------    -----------
Net credit card loans ......................................................       560,928        756,102
                                                                               -----------    -----------
Property and equipment, net ................................................        75,205         83,831
Purchased portfolio premium, net ...........................................        58,083         64,579
Other receivables due from credit card
   securitizations, net ....................................................       276,134        184,220
Other assets ...............................................................       168,843        174,987
                                                                               -----------    -----------
     Total assets ..........................................................   $ 2,483,537    $ 2,594,346
                                                                               ===========    ===========
Liabilities:
Deposits ...................................................................   $   801,498    $   892,754
Debt .......................................................................       358,276        357,649
Accounts payable ...........................................................        50,480         53,589
Deferred income ............................................................       138,207        159,267
Accrued expenses and other liabilities .....................................       100,125         72,062
                                                                               -----------    -----------
     Total liabilities .....................................................     1,448,586      1,535,321
                                                                               -----------    -----------

Stockholders' Equity:
Convertible preferred stock - Series C, par
     value $.01 per share; 10,000,000
     shares authorized, 1,182,098 and 1,156,086
     shares issued and outstanding, respectively ...........................       440,331        430,642
Common stock, par value $.01 per share;
     300,000,000 shares authorized, 64,759,515
     and 64,223,231 shares issued, respectively ............................           648            642
Paid-in capital ............................................................       228,702        227,376
Unearned compensation ......................................................          (448)            --
Treasury stock - 7,055,300 shares ..........................................       (58,308)       (58,308)
Retained earnings ..........................................................       424,026        458,673
                                                                               -----------    -----------
     Total stockholders' equity ............................................     1,034,951      1,059,025
                                                                               -----------    -----------
     Total liabilities and stockholders' equity ............................   $ 2,483,537    $ 2,594,346
                                                                               ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.



METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except earnings per-share data) (Unaudited)


                                                                    Three Months Ended
                                                                        March 31,
                                                                     2003         2002
                                                                     ----         ----
Interest Income:
Credit card loans ..............................................   $  29,907    $  88,526
Federal funds sold .............................................         359          114
Other ..........................................................       1,895        1,204
                                                                   ---------    ---------
Total interest income ..........................................      32,161       89,844
                                                                   ---------    ---------
Deposit interest expense .......................................      10,908       23,653
Other interest expense .........................................       8,433        8,512
                                                                   ---------    ---------
Total interest expense .........................................      19,341       32,165
                                                                   ---------    ---------
Net Interest Income ............................................      12,820       57,679
Provision for loan losses ......................................      44,786      111,876
                                                                   ---------    ---------
Net Interest Expense After Provision for Loan Losses............     (31,966)     (54,197)
                                                                   ---------    ---------

Other Operating Income:
Net securitization and credit card servicing income.............      56,396      157,419
Credit card fees, interchange and other credit card income......      21,757       61,000
Enhancement services revenues ..................................      93,684       94,996
                                                                   ---------    ---------
                                                                     171,837      313,415
                                                                   ---------    ---------
Other Operating Expense:
Credit card account and other product solicitation and marketing
     expenses...................................................      36,054       40,552
Employee compensation ..........................................      53,381       56,548
Data processing services and communications ....................      19,178       22,306
Enhancement services claims expense ............................      13,022       11,207
Occupancy and equipment ........................................       9,613       12,797
Purchased portfolio premium amortization .......................       6,496        8,455
MasterCard/Visa assessment and fees ............................       2,415        3,834
Credit card fraud losses .......................................         940        2,228
Asset impairments, lease write-offs and severance...............      16,777           --
Other ..........................................................      19,639       16,461
                                                                   ---------    ---------
                                                                     177,515      174,388
                                                                   ---------    ---------

Income (Loss) Before Income Taxes ..............................     (37,644)      84,830
Income tax expense (benefit) ...................................     (12,686)      32,490
                                                                   ---------    ---------
Net Income (Loss) ..............................................     (24,958)      52,340
Convertible preferred stock dividends ..........................       9,689        9,188
                                                                   ---------    ---------
Net Income (Loss) Applicable to Common Stockholders.............   $ (34,647)   $  43,152
                                                                   =========    =========

Earnings (Loss) per share:
     Basic .....................................................       (0.61)        0.55
     Diluted ...................................................       (0.61)        0.54

Shares used to compute earnings (loss) per share:
     Basic .....................................................      57,257       96,032
     Diluted ...................................................      57,257       96,973

Dividends declared per common share ............................          --    $    0.01

          See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands) (Unaudited)


                                                                                                                    Total
                                  Number of Shares Preferred Common   Paid-in     Unearned   Treasury  Retained  Stockholders'
                                  Preferred Common  Stock    Stock    Capital   Compensation  Stock    Earnings     Equity
                                  -----------------------------------------------------------------------------------------


BALANCE AT DECEMBER 31, 2001 ....  1,058  63,419  $ 393,970 $   642  $  232,413  $ (4,980) $ (13,014) $ 532,924  $1,141,955
     Net income .................     --      --         --      --          --        --         --     52,340      52,340
     Cash dividends .............     --      --         --      --          --        --         --       (938)       (938)
     Common stock repurchased ...     --  (1,292)        --      --          --        --    (17,582)        --     (17,582)
     Preferred dividends in
         kind ...................     23      --      8,864      --          --        --         --     (8,864)         --
     Issuance of common stock
         under employee
         benefit plans ..........     --     116         --       1       1,822        --         --         --       1,823
     Amortization of
         restricted stock .......     --      --         --      --          --       404         --         --         404
                                  ------ -------  --------- -------  ----------  --------  ---------  ---------  ----------
BALANCE AT MARCH 31, 2002 .......  1,081  62,243  $ 402,834 $   643  $  234,235  $ (4,576) $ (30,596) $ 575,462  $1,178,002
                                  ====== =======  ========= =======  ==========  ========  =========  =========  ==========

BALANCE AT DECEMBER 31, 2002 ....  1,156  57,168  $ 430,642 $   642  $  227,376  $     --  $ (58,308) $ 458,673  $1,059,025
     Net loss ...................     --      --         --      --          --        --         --    (24,958)    (24,958)
     Preferred dividends in
        kind ....................     26      --      9,689      --          --        --         --     (9,689)         --
     Issuance of common stock
         under employee
         benefit plans ..........     --     536         --       3         792        --         --         --         795
     Deferred compensation
          obligations............     --      --         --       3         546      (549)        --         --          --
     Restricted stock
          forfeitures............     --      --         --      --         (12)       12         --         --          --
     Amortization of
          restricted stock ......     --      --         --      --          --        89         --         --          89
                                  ------ -------  --------- -------  ----------  --------  ---------  ---------  ----------
BALANCE AT MARCH 31, 2003 .......  1,182  57,704  $ 440,331 $   648  $  228,702  $   (448) $ (58,308) $ 424,026  $1,034,951
                                  ====== =======  ========= =======  ==========  ========  =========  =========  ==========


          See accompanying Notes to Consolidated Financial Statements.


METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
                                                                               Three Months Ended
                                                                                   March 31,
                                                                                2003         2002
                                                                                ----         ----
Operating Activities:
Net income (loss) ........................................................   $ (24,958)   $  52,340
Adjustments to reconcile net income (loss) to net
   cash provided by (used in)operating activities:
Depreciation and amortization ............................................      39,254       27,240
Provision for loan losses ................................................      44,786      111,876
Retained interests valuation income ......................................     (56,920)      (7,557)
Asset impairments, lease write-offs, and severance .......................      16,777           --
Changes in operating assets and liabilities, net:
        Other receivables due from credit
             card securitizations ........................................     (99,401)     (18,825)
        Accounts payable and accrued expenses ............................      12,336       (5,384)
        Deferred income ..................................................     (21,060)     (10,503)
        Other ............................................................     (15,946)      59,528
                                                                             ---------    ---------
Net cash provided by (used in) operating activities ......................    (105,132)     208,715
                                                                             ---------    ---------
Investing Activities:
Proceeds from transfers of portfolios to the Metris
   Master Trust...........................................................     205,560      619,554
Net proceeds from sales and repayments of
   securitized loans......................................................    (723,527)    (292,037)
Net loans collected ......................................................     738,427       33,017
Additions to premises and equipment ......................................        (501)      (3,645)
                                                                             ---------    ---------
Net cash provided by investing activities ................................     219,959      356,889
                                                                             ---------    ---------
Financing Activities:
Proceeds from issuance of debt ...........................................         627           26
Repayment of debt ........................................................          --     (292,000)
Net decrease in deposits .................................................     (91,256)    (332,122)
Cash dividends paid ......................................................          --         (938)
Proceeds from issuance of common stock ...................................         795        1,823
Repurchase of common stock ...............................................          --      (17,582)
                                                                             ---------    ---------
Net cash used in financing activities ....................................     (89,834)    (640,793)
                                                                             ---------    ---------
Net increase (decrease) in cash and cash
   equivalents............................................................      24,993      (75,189)
Cash and cash equivalents at beginning of period .........................     580,232      488,086
                                                                             ---------    ---------
Cash and cash equivalents at end of period ...............................   $ 605,225    $ 412,897
                                                                             =========    =========

Supplemental disclosures and cash flow information:
Cash paid (received) during the period for:
     Interest ............................................................   $  10,952    $  34,261
     Income taxes ........................................................     (32,042)     (17,948)
Tax benefit from employee stock option
   exercises..............................................................          --          170

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except as noted) (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION


     The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank" or "DMCCB" or the "Bank"), which may be referred to as "we," "us," "our" or the "Company." We are an information-based direct marketer of consumer lending products and enhancement services.

     We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain prior-period amounts to conform with the current period's presentation. In prior periods, we classified interest income, provision for loan losses, and related credit card loan fees generated from retained interests in loans securitized on the income statement as "Interest income-credit card loans and retained interests in loans securitized", "Provision for loan losses" and "Credit card fees, interchange and other credit card income". In the first quarter of 2003, we have reclassified these amounts to "Net securitization and credit card servicing income."


Interim Financial Statements

     We have prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly our consolidated financial position and the results of our operations and our cash flows for the interim periods. You should read these consolidated financial statements in conjunction with the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Pervasiveness of Estimates

     We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates is our determination of the adequacy of the allowance for loan losses and our determination of the fair value of retained interests from assets securitized. The significant factors susceptible to future change that have an impact on these estimates include default rates, net interest spreads, liquidity and overall economic conditions. As a result, the actual losses in our loan portfolio and the fair value of our retained interests as of March 31, 2003 and December 31, 2002 could materially differ from these estimates.

Comprehensive Income

     SFAS No. 130 "Reporting Comprehensive Income," does not apply to our current financial results and therefore, net income equals comprehensive income.

NOTE 2 - EARNINGS PER SHARE

     The following table presents the computation of basic and diluted weighted-average shares used in the per-share calculations:

                                                         Three Months Ended
                                                              March 31,
                                                          2003        2002
                                                          ----        ----

Net income (loss) ...................................   $(24,958)   $ 52,340
Convertible preferred stock dividends ...............      9,689       9,188
                                                        --------    --------
Net income (loss) applicable to common stockholders .   $(34,647)   $ 43,152
                                                        ========    ========

Weighted-average common shares outstanding ..........     57,257      62,188
Adjustments for dilutive securities:
Assumed conversion of convertible preferred stock (1)         --      33,844
                                                        --------    --------
Basic common shares .................................     57,257      96,032
Assumed exercise of outstanding stock options (1) ...         --         941
                                                        --------    --------
Diluted common shares ...............................     57,257      96,973
                                                        ========    ========

(1) The earnings per share calculation for the period ended March 31, 2003 excludes the assumed conversion of the convertible preferred stock and the outstanding stock options, as they are anti-dilutive.

NOTE 3 - Stock-Based Compensation Plans

     We recognize compensation cost for stock-based employee compensation plans based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. No expense was reflected in net income related to stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. We recorded $0.1 million of amortization of deferred compensation obligation, net of related tax benefit, in net income related to restricted stock granted in the first quarter of 2003.

     Pro forma information regarding net income and earnings per share has been determined as if we accounted for our employee stock options under the fair value method. The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model. The fair value of the options is amortized to expense over the options' vesting periods. Under the fair value method, our net earnings and earnings per share would have been recorded at the pro forma amounts indicated below:

                                                 Three Months Ended March 31,
                                                       2003         2002
                                                       ----         ----
Net income (loss), as reported .................    $ (24,958)  $   52,340
Deduct:  Annual stock-based employee
   compensation expense (benefit)
   determined based on the fair value
   for all awards, net of related tax
   effects......................................       (7,897)       4,373
                                                    ---------   ----------
Pro forma net income (loss) ....................      (17,061)      47,967
                                                    =========   ==========
Earnings (loss) per share:
Basic-as reported ..............................        (0.61)        0.55
                                                    =========   ==========
Basic-pro forma ................................        (0.47)        0.50
                                                    =========   ==========

Diluted-as reported ............................        (0.61)        0.54
                                                    =========   ==========
Diluted-pro forma ..............................        (0.47)        0.49
                                                    =========   ==========

Weighted-average assumptions in
   option valuation:
Risk-free interest rates ........................        1.5%         3.7%
Dividend yields .................................         --          1.6%
Stock volatility factor .........................      107.0%        92.9%
Expected life of options (in years) .............        4.3          6.0

The above pro forma amounts may not be representative of the effects on reported net earnings for future periods.


NOTE 4 - ACCOUNTING CHANGES

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

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under Issue No. 94-3, a liability for an exit cost as generally defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the new standard did not have a material impact on our financial statements.

     In January 2003, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 requirements are effective for fiscal years ending after December 15, 2002. There was not a material impact on our financial statements upon adoption of SFAS No. 148.

     In January 2003, the Federal Financial Institutions Examination Council ("FFIEC") issued guidance with respect to account management, risk management, and loss allowance practices for institutions engaged in credit card lending. The guidance provides requirements for certain operational and accounting policies which are designed to bring consistency in practice between institutions. At this time we are reviewing the impact of the guidance and there can be no assurance that adoption of the guidance will not have a material adverse effect on our financial condition.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FASB Interpretation No. 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. Interpretation No. 46 provides a specific exemption for entities qualifying as Qualified Special Purpose Entities as described in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125". All of our non-consolidated entities are Qualified Special Purpose Entities under the definition in SFAS No. 140. We do not expect the adoption of this Interpretation to have a material impact on our financial statements.

     In April 2003, FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial statements.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is as follows:

                                                         Three Months Ended
                                                              March 31,
                                                          2003         2002
                                                          ----         ----

     Balance at beginning of period ................   $  90,315    $ 410,159
     Allowance related to assets transferred to the
        Metris Master Trust.........................      (1,455)     (21,443)
     Provision for loan losses .....................      44,786      111,876
     Principal receivables charged-off .............      (8,681)     (88,891)
     Recoveries ....................................         392        5,213
                                                       ---------    ---------
     Net principal receivables charged off .........      (8,289)     (83,678)
                                                       ---------    ---------
     Balance at end of period ......................   $ 125,357    $ 416,914
                                                       =========    =========

     Credit card loans greater than 30 days contractually past due for the periods ended March 31, 2003 and March 31, 2002 were $56.4 million and $226.3 million, respectively.

NOTE 6 - RETAINED INTERESTS IN LOANS SECURITIZED

     Activity in retained interests is as follows:


                                    March 31,                   December 31,
                                    ---------                   ------------
                                      2003          Change          2002
                                      ----          ------          ----
Contractual retained interests.   $   937,476    $   (53,577)   $   991,053
Excess transferor's interests..        75,815         29,355         46,460
Finance charge receivables ....       656,880        (42,519)       699,399
                                  -----------    -----------    -----------
Gross retained interests ......   $ 1,670,171    $   (66,741)   $ 1,736,912
Valuation allowance ...........      (931,052)        55,465       (986,517)
                                  -----------    -----------    -----------
Net retained interests ........   $   739,119    $   (11,276)   $   750,395
                                  ===========    ===========    ===========



                                    March 31,                   December 31,
                                    ---------                   ------------
                                      2002          Change          2001
                                      ----          ------          ----
Contractual retained interests.   $   813,417    $    36,008    $   777,409
Excess transferor's interests..        44,997          5,073         39,924
Finance charge receivables ....       569,268         47,423        521,845
                                  -----------    -----------    -----------
Gross retained interests ......   $ 1,427,682    $    88,504    $ 1,339,178
Valuation allowance ...........      (551,385)       (13,886)      (537,499)
                                  -----------    -----------    -----------
Net retained interests ........   $   876,297    $    74,618    $   801,679
                                  ===========    ===========    ===========

     Activity in the valuation allowance on retained interests in loans securitized is as follows:

                                                         Three Months Ended
                                                               March 31,
                                                         2003         2002
                                                         ----         ----

Balance at beginning of period .....................   $ 986,517    $ 537,499
Transfers related to assets transferred to the
   Metris Master Trust..............................       1,455       21,443
Retained interests valuation income ................     (56,920)      (7,557)
                                                       ---------    ---------
Balance at end of period ...........................   $ 931,052    $ 551,385
                                                       =========    =========

NOTE 7 - SEGMENTS

     We operate in two principal areas: consumer lending products and enhancement services. Our consumer lending products are primarily unsecured and secured credit cards, including the Direct Merchants Bank MasterCard(R) and Visa(R). Our credit cardholders include customers obtained from third-party lists and other customers for whom general credit bureau information is available.

     We market our enhancement services, including: (1) debt waiver protection for unemployment, disability, death and family leave; (2) membership programs such as card registration, purchase protection and other club memberships; and
(3) third-party insurance, directly to our credit card customers and customers of third parties. We currently administer extended service plans issued through a third party retailer. These plans are no longer being sold, and contracts expire by first quarter, 2005. We continue to sell extended service plans for homeowners through third party distribution partnerships as well as directly to consumers.

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

     Our enhancement services operating segment pays a fee to our consumer lending products segment for successful marketing efforts to cardholders at a rate similar to those paid to our other third parties. Our enhancement services segment reports interest income and our consumer lending products segment reports interest expense at our weighted-average borrowing rate for the excess cash flow generated by the enhancement services segment and used by the consumer lending products segment to fund the growth of cardholder balances.


                                          Three Months Ended March 31,
2003
----
                      Consumer
                       Lending       Enhancement      Securitization          Other
                      Products        Services         Adjustments(a)     Adjustments(b)      Consolidated
                      --------        --------         --------------     --------------      ------------

Interest income..   $   485,229      $        29       $  (453,068)       $       (29)        $    32,161
Interest
    expense .....        64,011               --           (44,641)               (29)             19,341
                    -----------      -----------       -----------        -----------         -----------
Net interest
  income ........       421,218               29          (408,427)                --              12,820

Other operating
  income.........        99,290           93,684           (21,137)                --             171,837
Total revenue ...       520,508           93,713          (429,564)                --             184,657

Income before
    income taxes.        38,510(c)        51,345(c)             --           (127,499)            (37,644)

Total assets ....   $ 9,976,427      $    95,319       $(8,318,889)       $   730,680(d)      $ 2,483,537


                                          Three Months Ended March 31,
2002
----
                     Consumer
                      Lending         Enhancement     Securitization        Other
                     Products          Services        Adjustments(a)     Adjustments(b)    Consolidated
                     --------          --------        --------------     --------------    ------------

Interest income..   $   526,678      $     2,328      $  (436,834)        $    (2,328)        $    89,844
Interest
    Expense .....        90,732               --          (56,239)             (2,328)             32,165
                    -----------      -----------      -----------         -----------         -----------
Net interest
    Income ......       435,946            2,328         (380,595)                 --              57,679

Other operating
    income.......       130,763           94,996           87,656                  --             313,415
Total revenue ...       566,709           97,324         (292,939)                 --             371,094

Income before
    income taxes.       140,324(c)        64,907(c)            --            (120,401)             84,830

Total assets ....   $11,177,901      $   151,429      $(8,223,360)        $   544,980(d)      $ 3,650,950


   (a) This column reflects adjustments to the Company's internal financial statements, which are prepared on a managed basis, to eliminate investors' interests in securitized loans.

   (b) The other adjustments column includes: intercompany eliminations and amounts not allocated to segments.

   (c) Income before income taxes includes intercompany commissions paid by the enhancement services segment to the consumer lending products segment for successful marketing efforts to cardholders of $3.0 million for the three months ended March 31, 2003 and $3.3 million for the three months ended March 31, 2002.

   (d) Total assets include the assets attributable to corporate functions not allocated to operating segments and the removal of investors' interests in securitized loans to present total assets on an owned basis.

NOTE 8 - SUBSEQUENT EVENT

     On May 1, 2003, we sold our Arizona facility for cash proceeds of $19.3 million, which approximated its carrying value.


NOTE 9 - SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

         We have various indirect subsidiaries which do not guarantee Company debt. We have prepared condensed consolidating financial statements of the Company, the Guarantor subsidiaries and the non-guarantor subsidiaries for purposes of complying with SEC reporting requirements. Separate financial statements of the guaranteeing subsidiaries and non-guaranteeing subsidiaries are not presented because we have determined that the subsidiaries financial information would not be material to investors.

                                                   METRIS COMPANIES INC.
                                         Supplemental Consolidating Balance Sheets
                                                      March 31, 2003
                                                  (Dollars in thousands)
                                                         Unaudited

                                                Metris       Guarantor    Non-Guarantor
                                            Companies Inc.  Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                            --------------  ------------  ------------   ------------  ------------

Assets:
Cash and cash equivalents ................   $    (1,538)  $     2,707   $   604,056    $        --    $   605,225
Net retained interests in
   loans securitized .....................        30,623            --       708,496             --        739,119
Net credit card loans ....................         4,770            --       556,158             --        560,928
Property and equipment, net ..............            --        50,139        25,066             --         75,205
Purchased portfolio
   premium, net...........................           117            --        57,966             --         58,083
Other receivables due from
   credit card
   securitizations, net...................             8            --       276,126             --        276,134
Other assets .............................        27,850        40,743       168,401        (68,151)       168,843
Investment in subsidiaries ...............     1,434,917     1,418,412            --     (2,853,329)            --
                                             -----------   -----------   -----------    -----------    -----------
Total assets .............................   $ 1,496,747   $ 1,512,001   $ 2,396,269    $(2,921,480)   $ 2,483,537
                                             ===========   ===========   ===========    ===========    ===========

Liabilities:
Deposits .................................   $    (1,000)  $        --   $   802,498    $        --    $   801,498
Debt .....................................       391,957            --         9,319        (43,000)       358,276
Accounts payable .........................            73        17,377        37,890         (4,860)        50,480
Deferred income ..........................            --        12,337       128,122         (2,252)       138,207
Accrued expenses and other
   liabilities............................        70,766        47,370            28        (18,039)       100,125
                                             -----------   -----------   -----------    -----------    -----------
Total liabilities ........................       461,796        77,084       977,857        (68,151)     1,448,586
                                             -----------   -----------   -----------    -----------    -----------
Total stockholders' equity ...............     1,034,951     1,434,917     1,418,412     (2,853,329)     1,034,951
                                             -----------   -----------   -----------    -----------    -----------
Total liabilities and
   stockholders' equity...................   $ 1,496,747   $1,512,001    $ 2,396,269    $(2,921,480)   $ 2,483,537
                                             ===========   ===========   ===========    ===========    ===========


                                                         METRIS COMPANIES INC.
                                               Supplemental Consolidating Balance Sheets
                                                           December 31, 2002
                                                         (Dollars in thousands)
                                                                Unaudited

                                                Metris       Guarantor     Non-Guarantor
                                            Companies Inc.  Subsidiaries    Subsidiaries  Eliminations     Consolidated
                                            --------------  ------------    ------------  ------------     ------------
Assets:
Cash and cash equivalents ................   $    (3,795)   $     8,088    $   575,939    $        --      $   580,232
Net retained interests in
   loans securitized .....................            --             --        750,395             --          750,395
Net credit card loans ....................         3,814             --        752,288             --          756,102
Property and equipment, net ..............            --         56,728         27,103             --           83,831
Purchased portfolio premium, net..........           129             --         64,450             --           64,579
Other receivables due from
   credit card
   securitizations, net...................            13             --        184,207             --          184,220
Other assets .............................        10,098         45,865        180,153        (61,129)         174,987
Investment in subsidiaries ...............     1,606,930      1,578,574             --     (3,185,504)              --
                                             -----------    -----------    -----------    -----------      -----------
Total assets .............................   $ 1,617,189    $ 1,689,255    $ 2,534,535    $(3,246,633)     $ 2,594,346
                                             ===========    ===========    ===========    ===========      ===========

Liabilities:
Deposits .................................   $    (1,000)   $        --    $   893,754    $        --      $   892,754
Debt .....................................       391,228             --          9,421        (43,000)         357,649
Accounts payable .........................            71         20,683         38,949         (6,114)          53,589
Deferred income ..........................            --         16,681        146,097         (3,511)         159,267
Accrued expenses and other
   liabilities............................       167,865         44,961       (132,260)        (8,504)          72,062
                                             -----------    -----------    -----------    -----------      -----------
Total liabilities ........................       558,164         82,325        955,961        (61,129)       1,535,321
                                             -----------    -----------    -----------    -----------      -----------
Total stockholders' equity ...............     1,059,025      1,606,930      1,578,574     (3,185,504)       1,059,025
                                             -----------    -----------    -----------    -----------      -----------
Total liabilities and
   stockholders' equity...................   $ 1,617,189    $ 1,689,255    $ 2,534,535    $(3,246,633)     $ 2,594,346
                                             ===========    ===========    ===========    ===========      ===========

                                                        METRIS COMPANIES INC.
                                           Supplemental Consolidating Statements of Income
                                                  Three Months Ended March 31, 2003
                                                       (Dollars in thousands)
                                                              Unaudited


                                            Metris         Guarantor     Non-Guarantor
                                         Companies Inc.   Subsidiaries   Subsidiaries   Eliminations     Consolidated
                                         --------------   ------------   ------------   ------------     ------------

Net Interest Income
   (Expense)............................   $  (8,706)       $    (610)      $  22,136     $      --        $  12,820
Provision for loan losses ..............         846               --          43,776           164           44,786
                                           ---------        ---------       ---------     ---------        ---------
Net Interest Expense After
   Provision for Loan Losses ...........      (9,552)            (610)        (21,640)         (164)         (31,966)
                                           ---------        ---------       ---------     ---------        ---------
Other Operating Income:
Net securitization and
   credit card servicing
   income...............................      (2,324)              --          59,399          (679)          56,396
Credit card fees,
   interchange and other
   credit card income...................          55           12,543          21,889       (12,730)          21,757
Enhancement services
   revenues.............................          --            9,179          88,258        (3,753)          93,684
Intercompany allocations ...............          75           65,606           9,991       (75,672)              --
                                           ---------        ---------       ---------     ---------        ---------
                                              (2,194)          87,328         179,537       (92,834)         171,837
                                           ---------        ---------       ---------     ---------        ---------
Other Operating Expense:
Credit card account and
   other product
   solicitation and
   marketing expenses...................          --           14,587          33,755       (12,288)          36,054
Employee compensation ..................          --           47,555           5,826            --           53,381
Data processing services and
   communications ......................          (1)         (21,987)         44,651        (3,485)          19,178
Enhancement services claims
   expense..............................          --              109          12,913            --           13,022
Occupancy and equipment ................          --            9,888            (275)           --            9,613
Purchased portfolio premium
 amortization ..........................          11               --           7,697        (1,212)           6,496
MasterCard/Visa assessment
   and fees.............................          --               --           2,415            --            2,415
Credit card fraud losses ...............           1               --             939            --              940
Asset impairments, lease
   write-offs and severance ............          --           13,652           3,125            --           16,777
Other ..................................          84           17,549           2,006            --           19,639
Intercompany allocations ...............          11           25,626          50,035       (75,672)              --
                                           ---------        ---------       ---------     ---------        ---------
                                                 106          106,979         163,087       (92,657)         177,515
                                           ---------        ---------       ---------     ---------        ---------
Loss Before Income Tax
   Benefit and Equity in
   Loss of Subsidiaries.................     (11,852)         (20,261)         (5,190)         (341)         (37,644)
Income tax benefit .....................      (3,994)          (6,828)         (1,749)         (115)         (12,686)
Equity in loss of
   subsidiaries.........................     (17,100)          (3,667)             --        20,767               --
                                           ---------        ---------       ---------     ---------        ---------
Net Loss ...............................   $ (24,958)       $ (17,100)      $  (3,441)    $  20,541        $ (24,958)
                                           =========        =========       =========     =========        =========


                                                    METRIS COMPANIES INC.
                                       Supplemental Consolidating Statements of Income
                                              Three Months Ended March 31, 2002
                                                   (Dollars in thousands)
                                                          Unaudited


                                            Metris         Guarantor     Non-Guarantor
                                         Companies Inc.   Subsidiaries    Subsidiaries   Eliminations     Consolidated
                                         --------------   ------------    ------------   ------------     ------------

Net Interest (Expense)
   Income...............................   $  (5,482)       $  (1,173)     $  64,334      $      --       $    57,679
Provision for loan losses ..............          65               --         61,811         50,000           111,876
                                           ---------        ---------      ---------      ---------       -----------
Net Interest Expense After
   Provision for Loan Losses ...........      (5,547)          (1,173)         2,523        (50,000)          (54,197)
                                           ---------        ---------      ---------      ---------       -----------
Other Operating Income:
Net securitization and
   credit card servicing
   income...............................          35               --        157,384             --           157,419
Credit card fees,
   interchange and other
   credit card income...................         264            7,923         59,247         (6,434)           61,000
Enhancement services
   revenues.............................          --           16,163         78,833             --            94,996
Intercompany allocations ...............          30           53,073          9,661        (62,764)               --
                                           ---------        ---------      ---------      ---------       -----------
                                                 329           77,159        305,125        (69,198)          313,415
                                           ---------        ---------      ---------      ---------       -----------
Other Operating Expense:
Credit card account and
   other product
   solicitation and
   marketing expenses...................          --            2,660         37,892             --            40,552
Employee compensation ..................         404           49,168          6,976             --            56,548
Data processing services
   and communications ..................          23          (19,562)        45,211         (3,366)           22,306
Enhancement services claims
   expense..............................          --               56         11,151             --            11,207
Occupancy and equipment ................          --           11,864            933             --            12,797
Purchased portfolio premium
 amortization ..........................          --               --          9,362           (907)            8,455
MasterCard/Visa assessment
   and fees.............................          --               --          3,834             --             3,834
Credit card fraud losses ...............          (8)              --          2,236             --             2,228
Other ..................................          43           14,484          3,894         (1,960)           16,461
Intercompany allocations ...............        (509)          18,078         45,195        (62,764)               --
                                           ---------        ---------      ---------     ----------       -----------
                                                 (47)          76,748        166,684        (68,997)          174,388
                                           ---------        ---------      ---------     ----------       -----------
(Loss) Income Before Income
   Taxes and Equity in
   (Loss) Income of
   Subsidiaries .........................     (5,171)            (762)       140,964        (50,201)           84,830
Income taxes ............................     (1,980)            (292)        53,989        (19,227)           32,490
Equity in income of
   subsidiaries..........................     55,531           56,001             --       (111,532)               --
                                           ---------        ---------      ---------      ---------       -----------
Net Income ..............................  $  52,340        $  55,531      $  86,975      $(142,506)      $    52,340
                                           =========        =========      =========     ==========       ===========


                                                  METRIS COMPANIES INC.
                              Supplemental Condensed Consolidating Statements of Cash Flows
                                            Three Months Ended March 31, 2003
                                                 (Dollars in thousands)
                                                        Unaudited

                                            Metris        Guarantor       Non-Guarantor
                                        Companies Inc.   Subsidiaries     Subsidiaries      Eliminations   Consolidated
                                        --------------   ------------     ------------      ------------   ------------
Operating Activities:
Net cash (used in) provided by
   operating activities.................. $(136,555)       $ (10,163)      $  21,046        $  20,540       $(105,132)
                                          ---------        ---------       ---------        ---------       ---------
Investing Activities:
Net proceeds from sales and
   repayments of securitized loans.......   (32,923)              --        (485,044)              --        (517,967)
Net loans (originated) collected ........    (1,802)              --         740,229               --         738,427
Additions to property and equipment......        --             (466)            (35)              --            (501)
Investment in subsidiaries ..............   172,013          160,162              --         (332,175)             --
                                          ---------        ---------       ---------        ---------       ---------
Net cash provided by investing
   activities............................   137,288          159,696         255,150         (332,175)        219,959
                                          ---------        ---------       ---------        ---------       ---------
Financing Activities:
Net increase (decrease) in debt .........       729               --            (102)              --             627
Net decrease in deposits ................        --               --         (91,256)              --         (91,256)
Proceeds from issuance of common
   stock.................................       795               --              --               --             795
Capital contributions ...................        --         (154,914)       (156,721)         311,635              --
                                          ---------        ---------       ---------        ---------       ---------
Net cash (used in) provided by
   financing activities..................     1,524         (154,914)       (248,079)         311,635         (89,834)
                                          ---------        ---------       ---------        ---------       ---------
Net (decrease) increase in cash and
   cash equivalents......................     2,257           (5,381)         28,117               --          24,993
Cash and cash equivalents at
   beginning of period...................    (3,795)           8,088         575,939               --         580,232
                                          ---------        ---------       ---------        ---------       ---------
Cash and cash equivalents at end of
   period................................ $  (1,538)       $   2,707       $ 604,056        $      --       $ 605,225
                                          =========        =========       =========        =========       =========


                                                  METRIS COMPANIES INC.
                              Supplemental Condensed Consolidating Statements of Cash Flows
                                            Three Months Ended March 31, 2002
                                                 (Dollars in thousands)
                                                        Unaudited


                                           Metris         Guarantor       Non-Guarantor
                                        Companies Inc.   Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                        --------------   ------------     ------------    ------------    ------------
Operating Activities:
Net cash provided by operating
   activities ..........................   $  67,354       $  58,817       $ 225,051        $(142,507)      $ 208,715
                                           ---------       ---------       ---------        ---------       ---------
Investing Activities:
Net proceeds from sales and
   repayments of securitized loans .....          --              --         327,517               --         327,517
Net loans (originated) collected .......      (7,873)             --          40,890               --          33,017
Additions to property and equipment ....          --          (3,631)            (14)              --          (3,645)
Investment in subsidiaries .............     (55,527)        (54,716)             --          110,243              --
                                           ---------       ---------       ---------        ---------       ---------
Net cash (used in) provided by
   investing activities.................     (63,400)        (58,347)        368,393          110,243         356,889
                                           ---------       ---------       ---------        ---------       ---------
Financing Activities:
Increase (decrease) in debt ............         222            (102)       (292,094)              --        (291,974)
Decrease in deposits ...................          --              --        (332,122)              --        (332,122)
Cash dividends paid ....................        (938)             --              --               --            (938)
Proceeds from issuance of common
   stock................................       1,823              --              --               --           1,823
Repurchase of common stock .............     (17,582)             --              --               --         (17,582)
Capital contributions ..................          --              (3)        (32,261)          32,264              --
                                           ---------       ---------       ---------        ---------       ---------
Net cash used in financing activities ..     (16,475)           (105)       (656,477)          32,264        (640,793)
                                           ---------       ---------       ---------        ---------       ---------
Net (decrease) increase in cash and
   cash equivalents.....................     (12,521)            365         (63,033)              --         (75,189)
Cash and cash equivalents at
   beginning of period..................      17,613           1,505         468,968               --         488,086
                                           ---------       ---------       ---------        ---------       ---------
Cash and cash equivalents at end of
   period...............................   $   5,092       $   1,870       $ 405,935        $      --       $ 412,897
                                           =========       =========       =========        =========       =========

ITEM 2.
                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, N.A. ("Direct Merchants Bank" or "DMCCB" or the "Bank"), which may be referred to as "we," "us," "our" or the "Company." You should read this discussion along with the following documents for a full understanding of our financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002; and our Proxy Statement for the 2003 Annual Meeting of Stockholders. In addition, you should read this discussion along with our Quarterly Report on Form 10-Q for the period ended March 31, 2003, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.


Results of Operations

     Net loss for the three months ended March 31, 2003 was $25.0 million, down from net income of $52.3 million for the first quarter of 2002. Diluted loss per share for the three months ended March 31, 2003 was $0.61 compared to diluted earnings per share of $0.54 for the first quarter of 2002. The decrease in net income is primarily due to a decrease in net interest income and other operating income, partially offset by a decrease in the provision for loan losses.

     Net interest income decreased from $57.7 million for the three months ended March 31, 2002 to $12.8 million for the three months ended March 31, 2003. The decrease is primarily due to a decrease in average interest-earning assets of $1.4 billion and a 470 basis point reduction in net interest margin. The decrease in average interest-earning assets is primarily due to the transfer of $1.9 billion of receivables to the Metris Master Trust (the "Master Trust") since March 31, 2002. The decrease in margin is primarily due to a $1.7 billion reduction in average credit card loans, which has resulted in short-term, lower yielding investments increasing to 47% of average interest-earning assets, versus 11% in the first quarter of 2002.

     The provision for loan losses was $44.8 million in the first quarter of 2003 compared to $111.9 million in the first quarter of 2002. The decrease is primarily due to significantly lower credit card receivables. Lower credit card loan balances, decreased net principal charge-offs, and recent delinquency trends were all factors considered by management in determining the necessary balance in the allowance for loan losses.

     Other operating income decreased 45.2% to $171.8 million for the three months ended March 31, 2003 from $313.4 million for the same period in 2002. Net securitization and credit card servicing income, a component of other operating income, decreased 64.2% to $56.4 million for the first quarter of 2003 from $157.4 million for the same period in 2002, primarily due to a decrease in excess spread as a result of an increased default rate on securitized receivables. Credit card fees, interchange and other credit card income decreased to $21.8 million for the three months ended March 31, 2003, compared to $61.0 million for the same period in 2002. The decrease in credit card fees, interchange and other credit card income is primarily due to the reduction of our credit card portfolio. In addition, effective June 2002, we also amended the Master Trust core transaction documents, which resulted in interchange income earned on receivables held by the Master Trust to be recorded as contribution to the excess spread earned.

     Total other operating expenses for the three months ended March 31, 2003, increased $3.1 million over the comparable period in 2002. During the first quarter of 2003, we recorded approximately $12.0 million of write-downs of excess property, equipment, and operating leases and another $4.8 million charge for a workforce reduction. Credit card account and other product solicitation and marketing expenses decreased $4.5 million for the three months ended March 31, 2003, largely due to fewer new credit card accounts partially offset by increased enhancement services marketing. Employee compensation decreased $3.2 million for the three months ended March 31, 2003, due to decreased staffing needs. Data processing services and communications decreased $3.1 million for the three months ended March 31, 2003, primarily due to a reduction in our credit card portfolio. Enhancement services claims expense increased $1.8 million for the three months ended March 31, 2003, primarily due to an increase in interest forgiven claims on our debt waiver products, partially offset by a decrease in warranty claims primarily due to the run-off of the ServiceEdge(R) portfolio.

Critical Accounting Policies

     The Company's most significant accounting policies are our determination of the allowance for loan losses, valuation of retained interests and accounting for deferred acquisition costs and revenue recognition on enhancement services products.

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

     We segment the loan portfolio into several individual liquidating pools with similar credit risk and time since solicitation (vintage pools), and estimate (based on historical experience and existing environmental conditions) the dollar amount of principal, accrued finance charges and fees in each 30-day delinquency bucket that will not be collected and, therefore, "roll" into the next 30-day bucket and ultimately charge-off. We then aggregate these pools into prime and subprime portfolios based on the prescribed FICO score cuts, and into several other groups such as credit counseling and payment alternative receivables. We also isolate individual pools subsequent to solicitation when the credit risk associated with the pools include higher risk segments, such as our subprime accounts, accounts that are over their credit limit by more than 10% and other programs as deemed necessary. We separately analyze the reserve requirement on each of these groups or portfolios. The impact on the allowance for loan losses for accounts in suspended status under our debt waiver benefits is included in the vintage pool roll-rate analysis.

     We continually evaluate the homogenous liquidating risk pools using a roll rate model which uses historical delinquency levels and pay-down levels (12 months of historical data, with influence given to the last six months' performance to capture current economic and seasonal trends), loan seasoning and other measures of asset quality to estimate charge-offs for both credit losses and bankruptcy losses.

     Additionally, in evaluating the adequacy of the loan loss reserves, we consider several subjective factors which may be overlaid into the credit risk roll-rate model in determining the necessary loan loss reserve, including:

     o national and economic trends and business conditions, including the condition of various market segments;
     o changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery, as well as in the experience, ability and depth of lending management and staff;
     o trends in volume and the product pricing of accounts, including any concentrations of credit; and
     o impacts from external factors - such as changes in competition, and legal and regulatory requirements - on the level of estimated credit losses in the current portfolio.

     Significant changes in these factors could impact our financial projections and thereby affect the adequacy of our allowance for loan losses.

Valuation of Retained Interests

     We determine the fair value of the net retained interests in loans securitized by calculating the present value of future expected cash flows using management's best estimate of key assumptions including credit losses, gross yield, interest expense, servicing fees, payment rates and a discount rate commensurate with the risks involved. Our fair value analysis considers cash flows associated with the current receivable balances as of the balance sheet date. We assume no new sales or increases in outstanding receivables in conjunction with the accounts in the portfolio. The significant assumptions are applied to the existing receivable balance to determine the expected future cash flows. Our funding costs are primarily variable based on the London Interbank Offered Rate ("LIBOR"), and the income earned on our receivable balance is substantially variable based on Prime. We assume a flat interest rate environment and when interest rates change, we assume our assets and liabilities will reprice in a consistent manner.

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

     Furthermore, we consider the impact of conduit/asset-backed transaction enhancement levels and restrictions on the release of cash from the Master Trust due to spread triggers (see pages 35-36 of this Report for further discussion) on the timing of our cash receipts from the Master Trust. Significant changes in these factors could impact our financial projections and thereby affect the valuation of the retained interests.

     The significant assumptions used for estimating the fair value of the retained interests in loans securitized are as follows:

                                              March 31,       December 31,
                                              ---------       ------------
                                                2003             2002
                                                ----             ----

Annual discount rate ........................   20.0%            20.0%
Monthly payment rate ........................    6.8%             6.8%
Gross yield (1) .............................   21.5%            21.4%
Annual interest expense and servicing fees...    4.1%             4.3%
Annual gross principal default rate .........   20.2%            19.9%

(1) Includes finance charges, late and overlimit fees and bad debt recoveries, net of finance charge and fee charge-offs. Gross yield for purposes of our valuation does not include interchange income, debt waiver fees, or cash advance fees.

Deferred Acquisition Costs on Enhancement Services Products

     We defer qualifying acquisition costs associated with our enhancement services products. These costs, which relate directly to membership solicitations (direct response advertising costs), principally include postage, printing, mailing telemarketing costs, and commissions paid to third parties. The total amount of enhancement services deferred costs as of March 31, 2003 and December 31, 2002 were $61.6 million and $73.2 million, respectively. If deferred acquisition costs were to exceed forecasted future cash flows, we would make an appropriate adjustment for impairment. The most significant assumption used by the Company in determining the realizability of these deferred costs is future revenues from our enhancement services products. A significant reduction in revenues could have a material impact on the values of these balances.

     Debt Waiver Products

          Qualifying membership acquisition costs are deferred and charged to expense as debt waiver product fees are recognized. We amortize these costs using an accelerated methodology, which approximates our historical cancellation experience for debt waiver products. Amortization of debt waiver acquisition costs was $1.4 million for the three months ended March 31, 2003. All other debt waiver acquisition costs are expensed as incurred. Deferred debt waiver acquisition costs were $2.6 million as of March 31, 2003 and December 31, 2002.

     Membership Program Products

          Qualifying membership acquisition costs are deferred and charged to expense as membership fees are recognized. We amortize all deferred costs on a straight-line basis for all annually billed products, and on an accelerated method for all monthly billed products, which approximates our historical cancellation experience for membership program products. Amortization of membership deferred costs was $20.5 million and $7.8 million for the three months ended March 31, 2003 and 2002, respectively. All other membership acquisition costs are expensed as incurred. Deferred membership acquisition costs were $56.5 million and $66.9 million as of March 31, 2003 and December 31, 2002, respectively. The decline in deferred membership acquisition costs is primarily due to declining enrollments through the first quarter of 2003. In addition the reduction is a result of the migration to more monthly bill products being sold and the termination of our relationship with certain third-party partners.

     Warranty Products

          Qualifying warranty acquisition costs are deferred and charged to expense as warranty product fees are recognized. Those incremental direct acquisition costs, which are a result of a contract that is not consummated, are charged to expense as incurred. A successful effort conversion percentage is applied to these incremental direct acquisition costs, which approximates our historical successful effort rate percentage in negotiating warranty products. We amortize these deferred costs using an accelerated amortization methodology, which approximates our historical cancellation experience following the expiration of the manufacturer's contractual cancellation period for the warranty products. Amortization of warranty acquisition costs were $2.0 million and $3.1 million for the three months ended March 31, 2003 and 2002, respectively. All other warranty acquisition costs are expensed as incurred. Deferred warranty acquisition costs amount to $2.2 million and $3.0 million as of March 31, 2003 and December 31, 2002, respectively. The decline in deferred warranty acquisition costs is primarily due to declining enrollments through the first quarter of 2003. In addition the reduction is a result of the migration to more monthly bill products being sold and the termination of our relationship with certain third-party partners.

Revenue Recognition on Enhancement Services Products

     Debt Waiver Products

          Direct Merchants Bank offers various debt waiver products on receivables it owns as well as securitized receivables. Direct Merchants Bank records deferred revenue when the debt waiver customer is billed. Revenue is recognized in the month following the completion of the cancellation period, which is one-month. Direct Merchants Bank incurs the related claims and marketing expenses. A reserve is maintained for future death and finance charge claims based on Direct Merchants Bank's historical experience with settlement of such claims. Revenues recorded for debt waiver products are included in the consolidated statements of income under "Enhancement services revenues" and were $50.2 million and $60.7 million for the three months ended March 31, 2003 and 2002, respectively. Unearned revenues and reserves for pending claims and incurred but not reported claims are recorded in the consolidated balance sheets in "Deferred income" and "Accrued expenses and other liabilities," respectively. Unearned revenues as of March 31, 2003 were $15.5 million compared to $16.9 million as of December 31, 2002. Reserves for pending and incurred but not reported claims were $8.6 million as of March 31, 2003, compared to $8.2 million as of December 31, 2002.

         Membership Program Products

          We bill membership fees for enhancement services products through financial institutions, including Direct Merchants Bank, and other cardholder-based institutions. We record these fees as deferred membership income upon acceptance of membership and amortize them on a straight-line basis for all annually billed products, and on an accelerated amortization method for all monthly billed products over the membership period beginning after the contractual cancellation period is complete. A liability is established and netted against the related receivable in the consolidated balance sheets in "Other assets" from inception of the membership through the end of the cancellation period that reflects our historical cancellation experience with these products. Gross receivables as of March 31, 2003 on the membership program products were $17.9 million compared to $22.0 million as of December 31, 2002. Cancellation reserves were $16.4 million and $19.5 million as of March 31, 2003 and December 31, 2002, respectively. Revenues recorded for membership products are included in the consolidated statements of income under "Enhancement services revenues" and were $30.6 million and $17.1 million for the three months ended March 31, 2003 and 2002, respectively. Unearned revenues on membership program products are recorded in the consolidated balance sheets in "Deferred income." Unearned revenues as of March 31, 2003 were $99.5 million compared to $114.2 million as of December 31, 2002. The decline in unearned revenue for our membership products is primarily due to declining enrollments through the first quarter of 2003. In addition the reduction is a result of the migration to more monthly bill products being sold and the termination of our relationship with certain third-party partners. Reserves for pending and incurred but not reported claims, included in "Accrued expenses and other liabilities," were $0.1 million as of March 31, 2003 and December 31, 2002.

     Warranty Products

          We coordinate the marketing activities for Direct Merchants Bank and third-party sales of extended service plans. We perform administrative services and retain the claims risk for all extended service plans sold. As a result, we defer and recognize extended service plan revenues and the incremental direct acquisition costs on an accelerated amortization method over the life of the related extended service plan contracts beginning after the expiration of any manufacturer's warranty coverage. A liability is established and netted against the related receivable in the consolidated balance sheets in "Other assets" from inception of the extended service plan through the end of the cancellation period that reflects our historical cancellation experience with these products. Gross receivables as of March 31, 2003 on the warranty products were $2.5 million compared to $3.8 million as of December 31, 2002. Cancellation reserves were $2.9 million and $5.3 million as of March 31, 2003 and December 31, 2002, respectively. Revenues recorded for warranty products are included in the consolidated statements of income under "Enhancement services revenues" and were $10.0 million and $13.0 million for the three months ended March 31, 2003 and 2002, respectively. Unearned revenues on warranty products are recorded in the consolidated balance sheets in "Deferred income." Unearned revenues as of March 31, 2003 were $13.0 million compared to $17.6 million as of December 31, 2002. The decline in unearned revenue for our warranty products is primarily due to declining enrollments through the first quarter of 2003. In addition the reduction is a result of the migration to more monthly bill products being sold and the termination of our relationship with certain third-party partners. Reserves for pending and incurred but not reported claims, included in "Accrued expenses and other liabilities," were $0.7 million as of March 31, 2003 and December 31, 2002.

Net Interest Income

     Net interest income consists primarily of interest earned on our credit card loans, less interest expense on borrowings to fund loans. Table 1 provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three month periods ended March 31, 2003 and 2002.


Table 1: Analysis of Average Balances, Interest and Average Yields and Rates
(Dollars in thousands)
                                                                 Three Months Ended March 31,
                                                      2003                                            2002
                                  ---------------------------------------------------------------------------------------------
                                     Average                     Yield/         Average                         Yield/
                                     Balance       Interest       Rate          Balance          Interest        Rate
                                     -------       --------       ----          -------          --------        ----
Assets:
Interest-earning assets:
Federal funds sold ............   $   117,654    $       359         1.2%      $    28,431    $       114         1.6%
Short-term investments ........       539,335          1,895         1.4%          271,628          1,204         1.8%
Credit card loans .............       751,674         29,907        16.1%        2,497,941         88,526        14.4%
                                  -----------    -----------     --------      -----------    -----------       ------
Total interest-earning assets..   $ 1,408,663    $    32,161         9.3%      $ 2,798,000    $    89,844        13.0%
Other assets ..................     1,365,429             --          --         1,569,516             --          --
Allowances for loan losses.....      (106,909)            --          --          (407,868)            --          --
                                  -----------                                  -----------
Total assets ..................   $ 2,667,183             --          --       $ 3,959,648             --          --
                                  ===========                                  ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits ......................   $   839,491    $    10,908         5.3%      $ 1,929,909    $    23,653         5.0%
Debt ..........................       389,640          8,433         8.8%          451,480          8,512         7.6%
                                  -----------    -----------     --------      -----------    -----------       ------
Total interest-bearing
   liabilities ................   $ 1,229,131    $    19,341         6.4%      $ 2,381,389    $    32,165         5.5%
Other liabilities .............       391,833             --          --           423,889             --          --
                                  -----------                                  -----------
Total liabilities .............     1,620,964             --          --         2,805,278             --          --
Stockholders' equity ..........     1,046,219             --          --         1,154,370             --          --
                                  -----------                                  -----------
Total liabilities and equity...   $ 2,667,183             --          --       $ 3,959,648             --          --
                                  ===========                                  ===========
Net interest income and
   interest margin (1) ........            --    $    12,820         3.7%               --    $    57,679         8.4%
Net interest rate spread (2)...            --             --         2.9%               --             --         7.5%
Return on average assets ......            --             --         N/A                --             --         5.4%
Return on average total
   equity .....................            --             --         N/A                --             --        18.4%


(1) We compute "net interest margin" by dividing annualized net interest income by average total interest-earning assets.

(2) The "net interest rate spread" is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

     Net interest income decreased from $57.7 million for the three months ended March 31, 2002 to $12.8 million for the three months ended March 31, 2003. The decrease is primarily due to a decrease in average interest-earning assets of $1.4 billion and a 470 basis point reduction in net interest margin. The decrease in average interest-earning assets is primarily due to the transfer of $1.9 billion of receivables to the Master Trust since March 31, 2002. The decrease in margin is primarily due to a $1.7 billion reduction in average credit card loans, which has resulted in short-term, lower yielding investments increasing to 47% of average interest-earning assets, versus 11% in the first quarter of 2002.

Other Operating Income

     Other operating income contributed 93.1% and 84.5% of total revenues for the three month periods ended March 31, 2003 and 2002, respectively. Other operating income decreased $141.6 million for the three months ended March 31, 2003 over the comparable period in 2002.

     Net securitization and credit card servicing income decreased $101.0 million to $56.4 million for the three months ended March 31, 2003 over the comparable period in 2002. The decrease was primarily due to a decrease in excess spread, as a result of an increased default rate on securitized receivables.

     Credit card fees, interchange and other credit card income decreased to $21.8 million for the three months ended March 31, 2003, compared to $61.0 million for the same period in 2002. The decrease in credit card fees, interchange and other credit card income is primarily due to the reduction of our credit card portfolio. In addition, effective June 2002, we also amended the Master Trust core transaction documents, which resulted in interchange income earned on receivables held by the Master Trust to be recorded as contribution to the excess spread earned.

     Enhancement services revenues decreased by $1.3 million for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. This decrease was primarily due to a decrease in receivables covered by our debt waiver products, as well as a decrease in ServiceEdge(R) revenue due to the run-off of the ServiceEdge(R) portfolio. These decreases were partially offset by increased enrollments in existing membership products and enrollments from new membership products.

Table 2: Enhancement Services Revenues and Active Memberships (In thousands)

                                   Three Months Ended March 31,
    Revenues                           2003            2002
                                       ----            ----

   Credit Protection Products....    $50,976         $61,683
   Membership Program Products...     30,554          17,160
   Warranty / Other .............     12,154          16,153
                                     -----------------------
     Total ......................    $93,684         $94,996
                                     =======================




                                       March 31,      December 31,     March 31,
   Active Memberships                    2003             2002           2002
                                         ----             ----           ----

   Credit Protection Products....        827              905           1,080
   Membership Program Products...      3,057            3,248           2,947
   Warranty / Other .............        815              941           1,560
                                      ---------------------------------------

     Total ......................      4,699            5,094           5,587
                                       ======================================

Other Operating Expense

     Total other operating expenses for the three months ended March 31, 2003, increased $3.1 million over the comparable period in 2002. During the first quarter of 2003, we recorded approximately $12.0 million of write-downs of excess property, equipment, and operating leases and another $4.8 million charge for a workforce reduction. Credit card account and other product solicitation and marketing expenses decreased $4.5 million for the three months ended March 31, 2003, largely due to fewer new credit card accounts partially offset by increased enhancement services marketing. Employee compensation decreased $3.2 million for the three months ended March 31, 2003, due to decreased staffing needs. Data processing services and communications decreased $3.1 million for the three months ended March 31, 2003, primarily due to a reduction in our credit card portfolio. Enhancement services claims expense increased $1.8 million for the three months ended March 31, 2003, primarily due to an increase in interest forgiven claims on our debt waiver products, partially offset by a decrease in warranty claims primarily due to the run-off of the ServiceEdge(R) portfolio.

Asset Quality

     Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts. At March 31, 2003, 58% of our outstanding receivables balance were from credit card accounts that have been with us in excess of two years, and 21% of outstanding receivables were with us in excess of four years.

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

Delinquencies

     It is our policy to accrue interest and fee income on all credit card accounts, except in limited circumstances, until we charge-off the account. In November 2002, we stopped billing late fees once an account became 120 days contractually delinquent and in March 2003, we stopped billing overlimit fees once an account became 120 days contractually delinquent. These changes will not have a material effect on our financial results. Past due accounts are re-aged to current status only after we receive at least three minimum payments or the equivalent cumulative amount. Accounts can only be re-aged to current status once every twelve months and two times every five years. Accounts entering long-term fixed payment forbearance programs ("workout re-age") may receive a workout re-age upon entering the Debt Management Program. Workout re-ages can only occur after receipt of at least three consecutive minimum monthly payments, or the equivalent cumulative amount as defined by the Debt Management Program. Workout re-ages can only occur once in five years. This is in accordance with FFIEC guidance. Table 3 presents the delinquency trends of our credit card loan portfolio.


Table 3: Loan Delinquency
(Dollars in thousands)
                           March 31,   % of    December 31,   % of    March 31,     % of
                             2003      Total      2002       Total      2002        Total
                             ----      -----      ----       -----      ----        -----

Loans outstanding ....   $  686,285     100%   $  846,417     100%   $2,219,800     100%
Loans contractually
   delinquent:
     30 to 59 days ...       20,921     3.0%        1,673     0.2%       55,101     2.5%
     60 to 89 days ...       18,390     2.7%        2,121     0.2%       38,023     1.7%
     90 or more days..       17,108     2.5%        4,082     0.5%      133,223     6.0%
                         ----------   -----    ----------   -----    ----------   -----
       Total .........   $   56,419     8.2%   $    7,876     0.9%   $  226,347    10.2%
                         ==========   =====    ==========   =====    ==========   =====


     The decrease in the delinquency rates as of March 31, 2003 and December 31, 2002 compared to March 31, 2002, primarily reflects the sale of approximately $120 million delinquent receivables during September and December 2002.

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

     Charge-offs due to bankruptcies were $5.5 million, representing 63.8% of total gross charge-offs as of March 31, 2003 and $25.3 million, representing 28.5% of total gross charge-offs as of March 31, 2002. We charge-off accounts that are identified as fraud losses no later than 90 days after the last activity. We enter into forward flow agreements with third parties for the sale of a majority of charged-off accounts. We also refer charged-off accounts to our recovery unit for coordination of collection efforts to recover the amounts owed. When appropriate, we place accounts with external collection agencies or attorneys.


Table 4: Net Charge-offs
(Dollars in thousands)               Three Months Ended
                                          March 31,
                                          ---------
                                   2003             2002
                                   ----             ----

Average credit card loans....   $  751,674       $2,497,941
Net charge-offs .............        8,289           83,678
Net charge-off ratio ........          4.5%            13.6%
                                ==========       ==========


     The decrease in the net charge-off ratios for the three months ended March 31, 2003 is primarily due to the sale of approximately $120 million delinquent receivables during September and December 2002.

Provision and Allowance for Loan Losses

     We record provisions for loan losses in amounts necessary to maintain the allowance at a level sufficient to absorb anticipated probable loan losses inherent in the existing loan portfolio as of the balance sheet date.

     The economy has exhibited a significant slowdown over the last two years. Some of the actions we are taking to mitigate this slowdown include expanding our collections strategies to aggressively address any potential delinquency increases. We also leverage forbearance programs and credit counseling services for qualifying cardholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees and other incentives to induce the customer to continue making payments. The amount of customer receivables in debt forbearance programs was $35.3 million or 5% of total credit card loans as of March 31, 2003, compared to $34.7 million or 4% of total credit card loans as of December 31, 2002. All delinquent receivables in debt forbearance programs are included in Table 3.

     The provision for loan losses was $44.8 million for the three months ended March 31, 2003, compared to a provision of $111.9 million for the three months ended March 31, 2002. The decrease in the provision for loan losses in 2003 compared to 2002 is primarily due to lower credit card loan balances and decreased net principal charge-offs due to the sale of delinquent receivables. The allowance for loan losses was $125 million as of March 31, 2003, versus $90 million as of December 31, 2002. Our roll-rate models, including management contingency, indicated our required allowance for loan losses was in the range of $110 million to $125 million as of March 31, 2003, versus $75 million to $90 million as of December 31, 2002. The ratio of allowance for loan losses to period-end credit card loans was 18.3% at March 31, 2003, compared to 10.7% at December 31, 2002. The allowance for loan losses as a percentage of 30-day plus receivables was 222.2% at March 31, 2003, compared to 1,146.7% at December 31, 2002.

     We believe the allowance for loan losses is adequate to cover probable future losses inherent in the loan portfolio under current conditions. However, we cannot give assurance as to future credit losses that may be incurred in connection with our loan portfolio, nor can we provide assurance that the established allowance for loan losses will be sufficient to absorb future losses.

Retained Interests Valuation

     We record a valuation allowance to reduce the contractual value of the retained interests in loans securitized to fair value. The following summarizes our retained interests as of March 31, 2003, December 31, 2002, March 31, 2002 and December 31, 2001.



                                        March 31,                   December 31,
                                        ---------                   ------------
                                          2003          Change          2002
                                          ----          ------          ----
Contractual retained interests ...... $   937,476    $   (53,577)   $   991,053
Excess transferor's interests .......      75,815         29,355         46,460
Finance charge receivables ..........     656,880        (42,519)       699,399
                                      -----------    -----------    -----------
Gross retained interests ............ $ 1,670,171    $   (66,741)   $ 1,736,912
Valuation allowance .................    (931,052)        55,465       (986,517)
                                      -----------    -----------    -----------
Net retained interests .............. $   739,119    $   (11,276)   $   750,395
                                      ===========    ===========    ===========

                                        March 31,                   December 31,
                                        ---------                   ------------
                                          2002          Change          2001
                                          ----          ------          ----
Contractual retained interests ...... $   813,417    $    36,008    $   777,409
Excess transferor's interests .......      44,997          5,073         39,924
Finance charge receivables ..........     569,268         47,423        521,845
                                      -----------    -----------    -----------
Gross retained interests ............ $ 1,427,682    $    88,504    $ 1,339,178
Valuation allowance .................    (551,385)       (13,886)      (537,499)
                                      -----------    -----------    -----------
Net retained interests .............. $   876,297    $    74,618    $   801,679
                                      ===========    ===========    ===========

     Gross retained interests in loans securitized decreased by $66.7 million between December 31, 2002 and March 31, 2003, to $1.7 billion. The decrease reflects $585 million reduction in loans in the Master Trust partially offset by higher conduit enhancement levels. The $88.5 million increase in gross retained interests during the three months ended March 31, 2002 was due to the sale of approximately $635 million of receivables from Direct Merchants Bank to the Master Trust during the three months ended March 31, 2002.

     During the three months ended March 31, 2003, the valuation allowance decreased by $55.5 million, of which $37.9 million was due to the decrease in the gross retained interests and $17.6 million due to higher finance charge yields resulting from repricing initiatives and a decrease in funding costs due to lower projected LIBOR. During the three months ended March 31, 2002, the valuation allowance increased $13.9 million, of which $35.5 million was due to higher gross retained interests. This was partially offset by $21.6 million decrease in the valuation allowance due to higher finance charge yields resulting from repricing initiatives.

Balance Sheet Analysis

     Cash and Cash Equivalents

     Cash and cash equivalents increased $25.0 million to $605.2 million as of March 31, 2003, compared to $580.2 million as of December 31, 2002. The increase is primarily due to the transfer of $204.5 million of receivables from Direct Merchants Bank to the Master Trust offset by a decrease in deposits.


     Credit Card Loans

     Credit card loans were $686.3 million as of March 31, 2003, compared to $846.4 million as of December 31, 2002. The $160.1 million decrease is primarily a result of the transfer of $204.5 million of receivables from Direct Merchants Bank to the Master Trust.

     Deposits

     Deposits decreased $91.3 million to $801.5 million as of March 31, 2003, from $892.8 million as of December 31, 2002. The decrease relates to a shift in funding from CDs to off-balance sheet asset-backed securitizations.

     Under an operating agreement with the Office of the Comptroller of the Currency ("OCC"), the Company has agreed to reduce receivables at Direct Merchants Bank to no more than $550 million by December 31, 2003, and to zero by December 31, 2004. As a result, we do not anticipate issuing jumbo CDs in the foreseeable future.

     Deferred Income

     Deferred income decreased $21.1 million to $138.2 million as of March 31, 2003 compared to $159.3 million as of December 31, 2002. The decrease primarily relates to declining enhancement services enrollments, decrease in covered receivables under our debt waiver product, our migration from annual-billed to monthly-billed enhancement service products and the run-off of the ServiceEdge(R) portfolio.

Liquidity, Funding and Capital Resources

     One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Liquidity management is a dynamic process, affected by changes in the characteristics of our assets and liabilities and short- and long-term interest rates. We use a variety of financing sources to manage liquidity, funding, and interest rate risks. Table 5 summarizes our funding and liquidity as of March 31, 2003 and December 31, 2002:


Table 5: Liquidity, Funding and Capital Resources

                                         March 31, 2003                  December 31, 2002
                                         --------------                  -----------------
                                  DMCCB     Other    Consolidated     DMCCB     Other   Consolidated
                                  -----     -----    ------------     -----     -----   ------------
 Cash and due
    from banks..........        $ 88,949   $  1,821   $ 90,770      $ 58,399   $  4,414   $ 62,813
 Federal funds
    sold................         102,300        --     102,300        88,000        --      88,000
 Short-term
    investments.........         331,467     80,688    412,155       322,039    107,380    429,419
                                --------   --------   --------      --------   --------   --------
 Total cash and
   cash equivalents ....        $522,716     82,509   $605,225      $468,438   $111,794   $580,232
                                ========   ========   ========      ========   ========   ========

                                                     March 31, 2003                            December 31, 2002
                                                     ----------------                          -----------------

                                                                   Unused                                      Unused
On-balance sheet funding                         Outstanding      Capacity                Outstanding         Capacity
------------------------                         -----------      --------                -----------         --------
Revolving credit line -
   July 2003...........................          $        --      $      --              $         --       $    162,696
Term loan - June 2003..................              100,000             N/A                  100,000                N/A
10% senior notes -
   November 2004.......................              100,000             N/A                  100,000                N/A
10.125% senior notes -
   July 2006...........................              147,046             N/A                  146,824                N/A
Thomas H. Lee Equity Fund IV, L.P. -
   March 2004..........................                   --         125,000                       --                 --
Other..................................               11,230             N/A                   10,825                N/A
Deposits - various
   maturities through
   February 2007.......................              801,498             N/A                  892,754                N/A
                                                 -----------      ----------             ------------       ------------
   Subtotal                                        1,159,774         125,000                1,250,403            162,696



Off-balance sheet funding
-------------------------
Metris Master Trust:
   Term asset backed
          securitizations -
          various maturities
          through January 2009.........            7,610,000              --                7,610,000                 --
   Bank conduits -
      various maturities
      through March 2004...............              708,890         684,000                1,177,957            422,043
Metris facility-March 2003.............                   --              --                   48,900             26,100
                                                 -----------    ------------             ------------       ------------
     Subtotal                                      8,318,890         684,000                8,836,857            448,143
                                                 -----------    ------------             ------------       ------------
     Total                                       $ 9,478,664    $    809,000             $ 10,087,260       $    610,839
                                                 ===========    ============             ============       ============

     For the three months ended March 31, 2003 and 2002, we had net repayments of approximately $518.0 million and net proceeds of approximately $327.5 million respectively, from sales of credit card loans to the Master Trust and the Metris facility referred to in the above table.

     As of March 31, 2003 and December 31, 2002, we had $7.3 million of letters of credit issued under our revolving line of credit. Under our credit agreement, we need to maintain, among other items, minimum equity plus reserves to managed assets of 10%, minimum three-month average excess spread (on each individual series of securities issued under the Master Trust) of 1%, minimum equity of $689.6 million at March 31, 2003 and a ratio of equity plus allowance for loan losses and valuation allowance to managed 90-day plus delinquencies of 2.25. Furthermore, the Company has pledged certain assets as collateral on the credit agreement. As of March 31, 2003 and December 31, 2002 we were in compliance with all financial covenants under our credit agreement.

     Our contractual cash obligations during the next twelve months as of March 31, 2003 were as follows:


     Long-term debt........   $101,310
     Operating leases......     13,639
     Deposits .............    328,956
                              --------
     Total ................   $443,905
                              ========


     In addition to the contractual cash obligations, open-to-buy on credit card accounts as of March 31, 2003 was $11.1 billion.

     As of March 31, 2003, $1.9 billion of off-balance sheet funding in the Master Trust is scheduled to amortize over the next twelve months. We base the amortization amounts on estimated amortization periods, which are subject to change based on the Master Trust performance.

     The following table shows the annualized yields, defaults, costs and excess spreads for the Master Trust on a cash basis:

                                             Three Months Ended March 31,
(In thousands)                                2003                 2002
                                              ----                 ----
                                        --------------------------------------
Gross yield (1) ....................   $657,781    27.71%   $586,680    26.57%
Annual principal defaults ..........    508,200    21.41%    314,378    14.24%
                                       --------    -----    --------    -----
Net portfolio yield ................    149,581     6.30%    272,302    12.33%
Annual interest expense
   and servicing fees...............     88,169     3.94%    106,302     4.75%
                                       --------    -----    --------    -----
  Net excess spread ................   $ 61,412     2.36%   $166,000     7.58%
                                       ========    =====    ========    =====

(1) Includes finance charges, late, overlimit and cash advance fees, bad debt recoveries, interchange income and debt waiver fees, less finance charge and fee charge-offs.

     The Master Trust and the associated off-balance sheet debt provide for early amortization if certain events occur. These events are described in the applicable prospectus of each securitization transaction. The significant events are (i) one-month and three-month average excess spreads below certain levels,
(ii) negative transferor's interest within the Master Trust or (iii) failure to obtain funding during an accumulation period for a maturing term asset-backed securitization. In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Master Trust. This restricted cash provides additional security to the investors in the Master Trust. We reflect cash restricted from release in the Master Trust as "Other receivables due from credit card securitizations, net" in the consolidated balance sheet. The triggers are related to the performance of the Master Trust, specifically the average of net excess spread over a one to three-month period.

     The cash restricted from release is limited to the amount of excess spread generated in the Master Trust on a cash basis. During periods of lower excess spreads, the required amount of excess spread to be restricted in the Master Trust may not be achieved. During those periods, all excess spread normally released to MRI will be restricted from release. Once the maximum required amount of cash is restricted from release or excess spreads improve, cash can again be released from the spread accounts. Based on the performance of our Master Trust, the amount of cash required to be restricted was $457 million at March 31, 2003 and $304 million at December 31, 2002. As of March 31, 2003, $133.4 million has been restricted from release in the Master Trust due to performance and $21.4 million has been restricted from release in the Master Trust due to corporate debt ratings. As of December 31, 2002, $29.1 million has been restricted from release in the Master Trust due to performance and $21.4 million has been restricted from release in the Master Trust due to corporate debt ratings. The $104.3 million increase in this restricted cash is a result of approximately $61.4 million of net excess cash generated by the Master Trust being restricted within the Master Trust and approximately $42.9 million that was funded pursuant to the terms of our conduit warehouse facilities. We expect all cash basis excess spread to be restricted from release to us until 2004.

     On March 17, 2003 we obtained a $425 million extension through March 2004 of an $850 million conduit which was scheduled to mature in June of 2003. We also secured a $425 million conduit through March 2004, which will replace conduits and warehouse facilities scheduled to mature during March through May 2003. Furthermore, these conduits will provide for the financing of a term asset-backed securitization that is scheduled to mature in July 2003. The availability of funding under these facilities is subject to various conditions, including a net reduction of receivables in the Master Trust and a minimum three-month average excess spread of 1%. All of these conditions precedent to funding in the conduits have been met.

     On March 31, 2003, Thomas H. Lee Equity Fund IV, L.P. ("THL Fund IV") committed to provide a term loan to the Company in an aggregate amount of $125 million as a backup financing facility, secured by assets of the Company. The backup facility carries an interest rate of 12% per annum plus an option to earn an additional meaningful economic return based on the performance of the Company's managed receivables through December 31, 2004. The backup facility would be repayable in full on March 1, 2004. During the past fiscal year we had in place a $270 million term loan and revolving credit facility. In connection with the conduit transactions discussed above, all availability under the $170 million revolving portion of this facility was terminated as of March 17, 2003, with the exception of $7.3 million of outstanding letters of credit. Term loans of $100 million remain outstanding under the facility and mature on June 30, 2003. We may refinance these loans with the backup facility provided by THL Fund
IV. THL Fund IV's obligation to provide this facility is subject to a number of conditions.

     The Internal Revenue Service ("IRS") has recently completed its examination of the Company's tax returns through December 31, 1998. The IRS has proposed adjustments to increase the Company's federal income tax by $42.9 million, plus interest of more than $15 million, pertaining to the Company's treatment of certain credit card fees as original issue discount ("OID"). Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees constitute OID and must be deferred and amortized over the life of the underlying credit card receivables for tax purposes. Cumulatively through the year ended December 31, 2002, the Company has deferred more than $212 million in federal income tax under the OID rules.

     The Company believes its treatment of the fees is appropriate and continues to work with the IRS to resolve the proposed adjustments. The Company's position on the treatment of credit card fees is consistent with that of many other U.S. credit card issuers. We do not expect any additional tax to be paid or settlement to be reached over the next twelve months. However, both the timing and amount of the final resolution of this matter is uncertain.

     During the next twelve months we have contractual cash obligations of $444 million, off-balance sheet funding scheduled to amortize of $1.9 billion and will require funding for a $610 million term asset-backed securitization maturing in January 2004. In addition, we will need cash to fund new receivables, for the reduction of credit card loans at Direct Merchants Bank to no more than $550 million at December 31, 2003 (required under our operating agreement) and for general operating needs. We have historically utilized a variety of funding vehicles, as well as ongoing cash generated from operations, to finance credit card receivables, maturing debt obligations and general operating needs. During the next twelve months we intend to reduce outstanding credit receivables in the Master Trust by approximately $1.6 billion through lower credit card account acquisitions, attrition in the portfolio and third party sales as necessary. This reduction in the size of the portfolio will significantly reduce our need for additional bank conduits or the issuance of new asset-backed securities. We believe we have adequate liquidity for meeting anticipated cash needs, although no assurance can be given to that effect.

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

     Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At March 31, 2003 and December 31, 2002, Direct Merchants Bank's Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a "well-capitalized" depository institution under regulations of the OCC, as illustrated in the following table.

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

     Additional information about Direct Merchants Bank's actual capital amounts and ratios are presented in the following table:

                                                  To be
                                                Adequately       To Be Well
                              Actual            Capitalized      Capitalized
                              ------            -----------      -----------
As of March 31, 2003       Amount   Ratio     Amount    Ratio   Amount    Ratio
                           ------   -----     ------    -----   ------    -----


Total Capital .........   $256,335   34.4%   $ 59,683    8.0%  $ 74,604   10.0%
(to risk-weighted
   assets)

Tier 1 Capital ........    245,580   32.9%     29,842    4.0%    44,762    6.0%
(to risk-weighted
   assets)

Tier 1 Capital ........    245,580   18.5%     53,226    4.0%    66,532    5.0%
(to average assets)


                                                  To be
                                                Adequately        To Be Well
                              Actual           Capitalized        Capitalized
                              ------           -----------        -----------
As of December 31, 2002    Amount   Ratio     Amount   Ratio    Amount   Ratio
                           ------   -----     ------   -----    ------   -----



Total Capital .........   $402,891   30.9%   $104,465    8.0%  $130,581   10.0%
(to risk-weighted
   assets)

Tier 1 Capital ........    385,658   29.5%     52,233    4.0%    78,349    6.0%
(to risk-weighted
   assets)

Tier 1 Capital ........    385,658   24.4%     63,219    4.0%    79,024    5.0%
(to average assets)

     FFIEC guidelines indicate that an institution with a concentration in subprime lending should hold one and one-half to three times the normal minimum capital required. The OCC has regulatory authority to evaluate the safety and soundness of Direct Merchants Bank under these more stringent guidelines. The OCC has required Direct Merchants Bank, under the more stringent guidelines, to maintain two times the normal minimum capital on those credit card loans that qualify as subprime loans (FICO score of 660 and below) and maintain a minimum capital ratio of 10%. Under these more stringent guidelines, Direct Merchants Bank's total capital ratio as of March 31, 2003 was 22.7%.

Regulatory Matters

     On April 16, 2002, Direct Merchants Bank entered into an agreement with the OCC intended to strengthen the safety and soundness of Direct Merchants Bank's operations. The agreement formalized recommendations made and requirements imposed by the OCC following an examination of Direct Merchants Bank that resulted in a Report of Examination issued on April 4, 2002. The OCC terminated this formal agreement on March 18, 2003.

     On March 18, 2003, we entered into an operating agreement with the OCC designed to ensure that Direct Merchants Bank continues to operate in a safe and sound manner.

     The operating agreement requires, among other things, the following:


     o The Bank must reduce its on-balance-sheet credit card receivables to no more than $550 million by December 31, 2003 and to zero by December 31, 2004. During the time the Bank is reducing these receivables, the mix of subprime receivables may not exceed 60% of all credit card receivables. As of March 31, 2003, 59.1% of the Bank's credit card receivables were subprime. The Bank will continue to sell credit card receivables on a daily basis to MCI under the purchase agreement currently in effect between MCI and the Bank.

     o    The Bank must maintain minimum capital in the aggregate amount of
          (i)liquid assets deposited pursuant to the Liquidity Reserve Deposit Agreement discussed below; (ii) the capital required as a result of the 200% risk-weight applied to on-book subprime credit card receivables; and (iii) the minimum capital required under Federal law for a "well capitalized" institution for all remaining assets owned by the Bank.

     o The Bank must meet certain liquidity requirements, including maintaining, on a daily basis, liquid assets of not less than 100% of the deposits and other liabilities coming due within the next 30 days, maintaining marketable assets in an amount equal to or in excess of the Bank's insured deposits, maintaining cash and cash equivalents in excess of 46% of outstanding CDs, and entering into the Liquidity Reserve Deposit Agreement discussed below to support the Bank's credit card receivables funding needs.

     o The Bank is required, within 60 days from the date of the operating agreement, to submit to the OCC a written strategic plan establishing objectives for the Bank's overall risk profile, earning performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, product line development and marketing segments.

     The terms of the operating agreement required Direct Merchants Bank and MCI to enter into a Capital Assurance and Liquidity Maintenance Agreement ("CALMA") which also was executed on March 18, 2003. The effect of the CALMA is to potentially require MCI to make such capital infusions or provide Direct Merchants Bank with financial assistance so as to permit Direct Merchants Bank to meet its liquidity requirements.

     The operating agreement required Direct Merchants Bank, a third-party depository bank and the OCC to execute a Liquidity Reserve Deposit Agreement ("LRDA") within 30 days of the effective date of the operating agreement.

     If the OCC were to conclude that the Bank failed to implement any provision of the agreement, the OCC could pursue various enforcement options.

     Upon signing these agreements Direct Merchants Bank declared and paid a $155 million dividend to us.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements include, without limitation: expressions of the "belief," "anticipation," or "expectations" of management; statements as to industry trends or future results of operations of the Company and its subsidiaries; and other statements that are not historical fact. Forward-looking statements may be identified by the use of terminology such as "may," "will," "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," or "anticipates" and similar expressions, as they relate to the Company or our management. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

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

     These and other risks and uncertainties are discussed in "Legal Proceedings" (page 44), "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 21-43) and "Quantitative and Qualitative Disclosures About Market Risk" (pages 43-44). Although we have attempted to list comprehensively the major risks and uncertainties, other factors may in the future prove to be important in causing actual results to differ materially from those contained in any forward-looking statement. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Selected Operating Data - Managed Basis

     In addition to analyzing the Company's performance on an owned basis, we analyze the Company's financial performance on a managed loan portfolio basis. On a managed basis, the balance sheets and income statements include other investors' interests in securitized loans that are not assets of the Company, thereby reversing the effects of sale accounting under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." We believe this information is meaningful to the reader of the financial statements. We service the receivables that have been securitized and sold and own the right to the cash flows from those receivables sold in excess of amounts owed to security holders.

     The following information is not in conformity with accounting principles generally accepted in the United States of America, however, we believe the information is relevant to understanding the overall financial condition and results of operations of the Company.


Table 6: Managed Loan Portfolio
(Dollars in thousands)                           March 31,      % of       December 31,       % of        March 31,       % of
                                                   2003         Total          2002           Total         2002          Total
                                                   ----         -----          ----           -----         ----          -----
Period-end balances:
   Credit card loans ......................   $   686,285                  $   846,417                    $ 2,219,800
Retained interests and
   investors' interests in
   loans securitized.......................     9,989,060                   10,573,769                      9,651,042
                                              -----------                  -----------                    -----------
Managed ...................................   $10,675,345                  $11,420,186                    $11,870,842
                                              ===========                  ===========                    ===========
Loans contractually
    delinquent:
   Credit card loans ......................        56,419          8.2%          7,876          0.9%          226,347        10.2%
   Retained interests and
    investors' interests in
    loans securitized......................     1,170,536         11.7%      1,252,073         11.8%          927,764         9.6%
                                              -----------                  -----------                    -----------
Managed ...................................   $ 1,226,955         11.5%    $ 1,259,949         11.0%      $ 1,154,111         9.7%
                                              ===========                  ===========                    ===========


                                              Three Months Ended
                                                   March 31,
                                                   ---------
                                        2003                    2002
                                        ----                    ----
Average balances:
  Credit card loans .............  $   751,674             $ 2,497,941
Retained interests and
   investors' interests in
   loans securitized.............   10,405,396               9,546,574
                                   -----------             -----------
Managed .........................  $11,157,070             $12,044,515
                                   ===========             ===========
Net charge-offs:
  Credit card loans .............        8,289     4.5%         83,678     13.6%
  Retained interests and
    investors' interests in
    loans securitized............      486,486    19.0%        300,496     12.8%
                                   -----------             -----------
Managed .........................  $   494,775    18.0%    $   384,174     12.9%
                                   ===========             ===========

     The increase in the managed delinquency rates as of March 31, 2003 over December 31, 2002 and March 31, 2002 primarily reflects various factors, including declining receivables, a deterioration in the economy and the impact of our 2001 credit line increase program. The credit line increase program added pressure to our customers due to increased average outstanding balances, which require higher monthly payments. This, along with a deteriorating economy, has made our collections efforts more difficult, resulting in higher delinquencies.

     Total managed loans decreased $744.8 million to $10.7 billion as of March 31, 2003, compared to $11.4 billion as of December 31, 2002. This was primarily due to a reduction in credit lines, tighter underwriting standards implemented in 2002 and lower new accounts. The amount of credit card receivables in debt forbearance programs was $868.5 million or 8.1% of total managed loans as of March 31, 2003, compared with $860.1 million or 7.5% of managed loans as of December 31, 2002. All delinquent receivables in debt forbearance programs are included in Table 6.

     Managed net charge-offs increased $110.6 million for the three month ended March 31, 2003 compared to the same period in 2002 primarily due to the impact of the 2001 credit line increase program and deterioration in the economy.

     We charge-off bankrupt accounts within 60 days of formal notification. Charge-offs due to bankruptcies were $186.0 million, representing 35.7% of total managed gross charge-offs as of March 31, 2003 and $152.6 million, representing 37.8% of total managed gross charge-offs as of March 31, 2002. In addition to those bankrupt accounts that were charged-off, we received formal notification of $86.2 million and $63.2 million of managed bankrupt accounts as of March 31, 2003 and 2002, respectively.

Net Interest Income

Table 7: Analysis of Average Balances, Interest and Average Yields and Rates

                                               Three Months Ended
                                                    March 31,
                                               2003           2002
                                           --------------------------
(Dollars in thousands)
Average interest-earning
   assets:
    Owned ..............................   $ 1,408,663    $ 2,798,000
    Retained interests and
      investors' interests in
      loans securitized.................    10,405,396      9,546,574
                                           -----------    -----------
Managed ................................   $11,814,059    $12,344,574
                                           ===========    ===========
Net interest income:
   Owned ...............................   $    12,820    $    57,679
   Retained interests and
      investors' interests in
      loans securitized.................       408,427        380,594
                                           -----------    -----------

Managed ................................   $   421,247    $   438,273
                                           ===========    ===========
Net interest margin (1):
   Owned ...............................           3.7%           8.4%
   Retained interests and
      investors' interests in
      loans securitized.................          15.9%          16.2%
Managed ................................          14.5%          14.4%

(1) We compute net interest margin by dividing annualized net interest income by average total interest-earning assets.

     Managed net interest income for the three months ended March 31, 2003 was $421.2 million, compared to $438.3 million for the same period in 2002. Net interest income consists primarily of interest earned on our credit card loans less interest expense on borrowing to fund the loans. The decrease is primarily due to a $530.5 million decrease in managed average interest-earning assets.

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

     Our primary managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime rate. We fund credit card loans through a combination of cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances. Our securitized loans are owned by the Master Trust and bank-sponsored single-seller and multi-seller receivables conduits within the Master Trust, which have committed funding primarily indexed to variable commercial paper rates and LIBOR. Our $270 million bank credit facility consisted of a $170 million revolving credit facility that was indexed to the Prime rate and a $100 million term loan that is indexed to LIBOR. Effective March 17, 2003, the $170 million revolving credit facility was terminated. The long-term debt is at fixed interest rates. At March 31, 2003, none of the securities issued out of the Master Trust and conduit funding of securitized receivables was funded with fixed rate securities, compared to 8.8% at March 31, 2002.

     In an interest rate environment with rates significantly above current rates, the potential negative impact on earnings of higher interest expense is partially mitigated by fixed rate funding and interest rate cap contracts.

     The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates of 200 basis points. Assuming that we take no counteractive measures, as of March 31, 2003, a 200-basis-point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, would result in a decrease in net income of approximately $29.4 million relative to a base case over the next 12 months, compared to an approximate $11.0 million decrease as of December 31, 2002 relative to a base case over the next 12 months. A decrease of 200 basis points would result in an increase in net income of approximately $43.0 million as of March 31, 2003, and an increase of $55.0 million as of December 31, 2002.

     The change in the 12 month sensitivity to both a 200 basis point increase and decrease in the market interest rate is mainly due to an increase in loan balances in the first quarter where the interest rate charged on customer loan balances is below the floor rate and a continued decrease in the forecasted future loan balances. You should not construe our use of this methodology to quantify the market risk of financial instruments as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our cardholders, or the fact that LIBOR and Prime rates may not move in tandem in an increasing or decreasing rate environment. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this Report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

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

Item 3.  Defaults Upon Senior Securities
          Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
          Not applicable

Item 5.  Other Information
          Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

               10.1 Operating Agreement, dated as of March 18, 2003, between MCI and the Office of the Comptroller of the Currency (Incorporated by reference to Exhibit 99.2 to MCI's Current Report on Form 8-K dated March 19, 2003 (File No. 1-12351)).

               10.2 Capital Assurance and Liquidity Maintenance Agreement, dated as of March 18, 2003, between Direct Merchants Bank, and MCI (Incorporated by reference to Exhibit 99.3 to MCI's Current Report on Form 8-K dated March 19, 2003 (File No. 1-12351)).

               10.3 Liquidity Reserve Deposit Agreement, dated as of March 18,
                    2003, among Direct Merchants Bank, JPMorgan Chase Bank, and the Office of the Comptroller of the Currency (Incorporated by reference to Exhibit 99.4 to MCI's Current Report on Form 8-K dated March 19, 2003 (File No. 1-12351)).

               10.4 Metris Companies Inc. Term Loan Commitment Letter dated
                    March 31, 2003 between Thomas H. Lee Partners, L.P. and Metris Companies Inc. (incorporated by reference to Exhibit
                    10.15 to MCI's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12351)).

               10.5 Amendment No. 2, dated as of March 17, 2003, to the Amended and Restated Credit Agreement, among MCI; the Lenders from time to time parties thereto; The Chase Manhattan Bank, as Administrative Agent; Bank of America, N.A., as Syndication Agent; Deutsche Bank AG, New York Branch, as Co-Documentation Agent; U.S. Bank National Association, as Co-Documentation Agent; and Barclays Bank PLC, as Co-Agent (incorporated by reference to Exhibit 10.6 (b) to MCI's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12351)).


               11.  Computation of Earnings Per Share.


               99.1 Certification of Principal Executive Officer Pursuant to
                    Section 1350 of Chapter 63 of Title 18 of the United States Code.

               99.2 Certification of Principal Financial Officer Pursuant to
                    Section 1350 of Chapter 63 of Title 18 of the United States Code.

     (b) Reports on Form 8-K:

          On January 23, 2003, we filed a Current Report on Form 8-K to report that on January 22, 2003, Metris Companies Inc. issued a press release announcing a workforce reduction.

          On February 28, 2003, we filed a Current Report on Form 8-K to report that on February 27, 2003, Metris Companies Inc. issued a press release correcting a prior announcement regarding a payment of dividends and clarifying that the dividend announced February 27, 2003, of $.01 per share payable March 31, 2003, would not be paid. The Company determined that the dividend could not be paid under the terms of its credit agreement which prohibits the payment of dividends following a year in which a loss was incurred.

          On March 19, 2003, we filed a Current Report on Form 8-K to report that: 1. Metris Receivables, Inc., our wholly owned subsidiary, through the Metris Master Trust, entered into $850 million of 364-day warehouse financing facilities with its bank groups. The availability of funding under these facilities is subject to various conditions, including a net reduction of receivables in the Metris Master Trust;
          2. the termination of our $170 million revolving credit facility; and
          3. Metris and its subsidiary, Direct Merchants Credit Card Bank, N.A., entered into an Operating Agreement and related agreements including a Capital Assurance and Liquidity Maintenance Agreement, and a Liquidity Reserve Deposit Agreement each dated March 18, 2003 with the Office of the Comptroller of the Currency designed to ensure the ongoing safety and soundness of the Bank's operations. The operating agreement includes liquidity and capital maintenance provisions for the bank. By entering into this new agreement, the bank was able to pay a dividend in the amount of $155 million. The Bank's existing formal agreement with the OCC, signed in April 2002, was also terminated.

          On April 16, 2003, we filed a Current Report on Form 8-K to report the submission of unaudited financial statements in a press release dated April 16, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              METRIS COMPANIES INC.
                                  (Registrant)


Date:      May 15, 2003       By: /s/ John A. Witham
                                 -------------------
                              John A. Witham
                              Executive Vice President, Chief Financial Officer
                              Principal Financial Officer


Date:      May 15, 2003       By: /s/ Mark P. Wagener
                                 --------------------
                              Mark P. Wagener
                              Senior Vice President, Controller
                              Principal Accounting Officer

                                  Certification

I, David D. Wesselink, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Metris Companies Inc. "Registrant";

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

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

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:         May 15, 2003

/s/ David D. Wesselink
----------------------
David D. Wesselink
Chairman and Chief Executive Officer
(Principal Executive Officer)

                                  Certification

I, John A. Witham, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Metris Companies Inc. "Registrant";

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

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

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:         May 15, 2003

/s/ John A. Witham
------------------
John A. Witham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)