Form 10-Q
period 2003-06-30
METRIS COMPANIES INC
filed 2003-08-14
CIK 1021061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended              June 30, 2003

                                       or

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


                                 (952) 525-5020
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X                         No _____
                                 -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes   X                         No _____
                                 -----

As of July 31, 2003, 57,798,577 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------



--------------------------------------------------------------------------------

                                  June 30, 2003

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION


         Item 1.  Consolidated Financial Statements (unaudited):
                      Consolidated Balance Sheets..............................3
                      Consolidated Statements of Income........................4
                      Consolidated Statements of Changes in
                          Stockholders' Equity.................................5
                      Consolidated Statements of Cash Flows....................6
                      Notes to Consolidated Financial Statements...............7

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                          Operations..........................................24

         Item 3.  Quantitative and Qualitative Disclosures
                      About Market Risk.......................................46

         Item 4.  Controls and Procedures.....................................47

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................48

         Item 2.  Changes in Securities.......................................48

         Item 3.  Defaults Upon Senior Securities.............................48

         Item 4.  Submission of Matters to a Vote of Security Holders.........48

         Item 5.  Other Information...........................................49

         Item 6.  Exhibits and Reports on Form 8-K............................49

                  Signatures..................................................51

                          Part I. Financial Information

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands) (Unaudited)

                                                       June 30,    December 31,
                                                         2003          2002
                                                         ----          ----


Assets:
Cash and due from banks ............................ $    86,518    $    62,813
Federal funds sold .................................      33,700         88,000
Short-term investments .............................     346,963        429,419
                                                     -----------    -----------
Cash and cash equivalents ..........................     467,181        580,232
                                                     -----------    -----------
Retained interests in loans securitized ............   1,623,652      1,736,912
Less:  Valuation allowance .........................     858,605        986,517
                                                     -----------    -----------
Net retained interests in loans securitized ........     765,047        750,395
                                                     -----------    -----------
Credit card loans ..................................     632,913        846,417
Less:  Allowance for loan losses ...................     109,162         90,315
                                                     -----------    -----------
Net credit card loans ..............................     523,751        756,102
                                                     -----------    -----------
Property and equipment, net ........................      51,510         83,831
Purchased portfolio premium, net ...................      51,584         64,579
Other receivables due from credit card
   securitizations, net ............................     281,233        184,220
Other assets .......................................     167,783        174,987
                                                     -----------    -----------
     Total assets .................................. $ 2,308,089    $ 2,594,346
                                                     ===========    ===========
Liabilities:
Deposits ........................................... $   641,934    $   892,754
Debt ...............................................     383,237        357,649
Accounts payable ...................................      49,996         53,589
Deferred income ....................................     119,807        159,267
Accrued expenses and other liabilities .............      92,173         72,062
                                                     -----------    -----------
     Total liabilities .............................   1,287,147      1,535,321
                                                     -----------    -----------

Stockholders' Equity:
Convertible preferred stock - Series C, par
     value $.01 per share; 10,000,000
     shares authorized, 1,208,695 and 1,156,086
     shares issued and outstanding, respectively ...     450,239        430,642
Common stock, par value $.01 per share;
     300,000,000 shares authorized, 64,853,877 and
     64,223,231 shares issued, respectively ........         648            642
Paid-in capital ....................................     230,241        227,376
Unearned compensation ..............................        (292)            --
Treasury stock - 7,055,300 shares ..................     (58,308)       (58,308)
Retained earnings ..................................     398,414        458,673
                                                     -----------    -----------
     Total stockholders' equity ....................   1,020,942      1,059,025
                                                     -----------    -----------
     Total liabilities and stockholders' equity .... $ 2,308,089    $ 2,594,346
                                                     ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per-share data) (Unaudited)

                                                Three Months Ended        Six Months Ended

                                                     June 30,                June 30,
                                                     --------                --------
                                                2003          2002         2003        2002
                                                ----          ----         ----        ----

Interest Income:
Credit card loans .........................   $  29,713    $  66,324    $  59,620    $ 154,850
Federal funds sold ........................         165          110          524          224
Other .....................................       1,556        2,359        3,451        3,563
                                              ---------    ---------    ---------   ----------
Total interest income .....................      31,434       68,793       63,595      158,637
                                              ---------    ---------    ---------   ----------
Deposit interest expense ..................       9,597       18,335       20,505       41,988
Other interest expense ....................       9,120        8,620       17,553       17,132
                                              ---------    ---------    ---------   ----------
Total interest expense ....................      18,717       26,955       38,058       59,120
                                              ---------    ---------    ---------   ----------
Net Interest Income .......................      12,717       41,838       25,537       99,517
Provision for loan losses .................      30,033       90,601       74,819      202,477
                                              ---------    ---------    ---------   ----------
Net Interest Expense After
     Provision for Loan Losses ............     (17,316)     (48,763)     (49,282)    (102,960)
                                              ---------    ---------    ---------   ----------

Other Operating Income:
Net securitization and credit card
     servicing income .....................      31,110       71,223       87,506      228,642
Credit card fees, interchange and other
     credit card income....................      20,146       32,759       41,903       93,759
Enhancement services revenue ..............      84,954       95,649      178,638      190,645
                                              ---------    ---------    ---------   ----------
                                                136,210      199,631      308,047      513,046
                                              ---------    ---------    ---------   ----------
Other Operating Expense:
Credit card account and other product
     solicitation and marketing expenses...      28,138       56,193       64,192       96,745
Employee compensation .....................      45,721       54,365       99,102      110,913
Data processing services and communications      17,034       20,795       36,212       43,101
Enhancement services claims expense .......       8,087       15,917       21,109       27,124
Occupancy and equipment ...................       8,924       12,291       18,537       25,088
Purchased portfolio premium amortization ..       6,499        7,743       12,995       16,198
MasterCard/Visa assessment and fees .......       2,231        3,583        4,646        7,417
Credit card fraud losses ..................       1,069        2,953        2,009        5,181
Asset impairments, lease write-offs and
     severance.............................       6,011        9,523       22,788        9,523
Other .....................................      18,866       26,161       38,505       42,622
                                              ---------    ---------    ---------   ----------
                                                142,580      209,524      320,095      383,912
                                              ---------    ---------    ---------   ----------
(Loss) Income Before Income Taxes .........     (23,686)     (58,656)     (61,330)      26,174
Income tax (benefit) expense ..............      (7,982)     (22,282)     (20,668)      10,208
                                              ---------    ---------    ---------   ----------
Net (Loss) Income .........................     (15,704)     (36,374)     (40,662)      15,966
Convertible preferred stock dividends .....       9,908        9,394       19,597       18,582
                                              ---------    ---------    ---------   ----------
Net Loss Applicable to Common Stockholders    $ (25,612)   $ (45,768)   $ (60,259)  $   (2,616)
                                              =========    =========    =========   ==========

Loss per share:
     Basic ................................   $   (0.44)   $   (0.74)   $   (1.05)  $    (0.04)
     Diluted ..............................   $   (0.44)   $   (0.74)   $   (1.05)  $    (0.04)

Shares used to compute loss per share:
     Basic ................................      57,462       61,503       57,360       61,844
     Diluted ..............................      57,462       61,503       57,360       61,844

Dividends declared per common share .......          --    $    0.01           --   $     0.02


          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands) (Unaudited)
                                                                                                                           Total
                                Number of Shares   Preferred     Common    Paid-in    Unearned    Treasury   Retained  Stockholders'
                                Preferred Common     Stock       Stock     Capital  Compensation    Stock     Earnings     Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
   DECEMBER 31, 2001 ........    1,058    63,419   $ 393,970  $     642   $ 232,413   $ (4,980)  $ (13,014)  $ 532,924   $1,141,955

Net income ..................       --        --          --         --          --         --          --      15,966       15,966
Cash dividends ..............       --        --          --         --          --         --          --      (1,892)      (1,892)
Common stock repurchased ....       --    (2,720)         --         --          --         --     (32,951)         --      (32,951)
Preferred dividends in kind .       48        --      17,928         --          --         --          --     (17,928)          --
Issuance of common stock
   under employee benefit
   plans ....................       --       161          --          2       2,255         --          --          --        2,257
Deferred compensation
   obligations ..............       --        76          --          1         967       (968)         --          --           --
Amortization of restricted
   stock ....................       --        --          --         --          --        911          --          --          911
                                ------   -------   ---------  ---------   ---------   --------   ---------   ---------   ----------
BALANCE AT JUNE 30, 2002 ....    1,106    60,936   $ 411,898  $     645   $ 235,635   $ (5,037)  $ (45,965)  $ 529,070   $1,126,246
                                ======   =======   =========  =========   =========   ========   =========   =========   ==========


BALANCE AT
   DECEMBER 31, 2002 ........    1,156    57,168   $ 430,642  $     642   $ 227,376   $     --   $ (58,308)  $ 458,673   $1,059,025
Net loss ....................       --        --          --         --          --         --          --     (40,662)     (40,662)
Preferred dividends in kind .       53        --      19,597         --          --         --          --     (19,597)          --
Issuance of common stock
   under employee benefit
   plans ....................       --       352          --          3       2,367         --          --          --        2,370
Deferred compensation
   obligations ..............       --       303          --          3         546       (549)         --          --           --
Restricted stock
   forfeitures ..............       --       (24)         --         --         (48)        46          --          --           (2)
Amortization of restricted
   stock ....................       --        --          --         --          --        211          --          --          211
                                ------   -------   ---------  ---------   ---------   --------   ---------   ---------   ----------
BALANCE AT JUNE 30, 2003 ....    1,209    57,799   $ 450,239  $     648   $ 230,241   $   (292)  $ (58,308)  $ 398,414   $1,020,942
                                ======   =======   =========  =========   =========   ========   =========   =========   ==========

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
                                                                Six Months Ended
                                                                   June 30,
                                                              2003           2002
                                                              ----           ----
Operating Activities:
Net (loss) income .....................................   $   (40,662)   $    15,966
Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
Depreciation and amortization .........................        67,518         52,374
Provision for loan losses .............................        74,819        202,477
Retained interests valuation (income) expense .........      (131,893)        38,126
Asset impairments, lease write-offs, and severance ....        22,788          9,523
Changes in operating assets and liabilities, net:
     Other receivables due from credit card
        securitizations
                                                             (104,500)        54,024
     Accounts payable and accrued expenses ............        (2,111)        43,770
     Deferred income ..................................       (39,460)       (17,045)
     Other ............................................       (29,477)        36,398
                                                          -----------    -----------
Net cash provided by (used in) operating activities ...      (182,978)       435,613
                                                          -----------    -----------
Investing Activities:
Proceeds from transfers of portfolios to the Metris
     Master Trust......................................       315,065      1,486,993
Net proceeds from sales and repayments of securitized
     loans.............................................      (773,955)      (785,856)
Net loans collected ...................................       733,600        337,903
Disposal of premises ..................................        19,252             --
Additions to premises and equipment ...................          (727)        (3,538)
                                                          -----------    -----------
Net cash provided by investing activities .............       293,235      1,035,502
                                                          -----------    -----------
Financing Activities:
Proceeds from issuance of debt ........................       125,348            153
Repayment of debt .....................................      (100,206)      (292,000)
Net decrease in deposits ..............................      (250,820)      (736,147)
Cash dividends paid ...................................            --         (1,892)
Proceeds from issuance of common stock ................         2,370          2,257
Repurchase of common stock ............................            --        (32,951)
                                                          -----------    -----------
Net cash used in financing activities .................      (223,308)    (1,060,580)
                                                          -----------    -----------
Net increase (decrease) in cash and cash
     equivalents.......................................      (113,051)       410,535
Cash and cash equivalents at beginning of period ......       580,232        488,086
                                                          -----------    -----------
Cash and cash equivalents at end of period ............   $   467,181    $   898,621
                                                          ===========    ===========

Supplemental disclosures and cash flow information:
Cash paid (received) during the period for:
     Interest .........................................   $    21,019    $    61,345
     Income taxes .....................................       (31,846)       (16,488)
Tax benefit from employee stock option exercises ......             1            174

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except as noted) (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank" or "DMCCB" or the "Bank"), which may be referred to as "we," "us," "our" or the "Company." We are an information-based direct marketer of consumer lending products and enhancement services.

     We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain prior-period amounts to conform with the current period's presentation. In prior periods, we classified interest income, provision for loan losses, and related credit card loan fees generated from retained interests in loans securitized on the income statement as "Interest income-credit card loans and retained interests in loans securitized," "Provision for loan losses" and "Credit card fees, interchange and other credit card income." We have reclassified these amounts to "Net securitization and credit card servicing income." In the second quarter of 2003, certain subsidiaries were designated as guarantors which had previously been classified as non-guarantors. The supplemental consolidating financial statements have been reclassified for all periods presented.

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

Pervasiveness of Estimates

     We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates is our determination of the adequacy of the allowance for loan losses and our determination of the fair value of retained interests from assets securitized including the fair value of cash restricted in the Metris Master Trust. The significant factors susceptible to future change that have an impact on these estimates include default rates, net interest spreads, liquidity and overall economic conditions. As a result, the actual losses in our loan portfolio and the fair value of our retained interests as of June 30, 2003 and December 31, 2002 could materially differ from these estimates.

Comprehensive Income

     SFAS No. 130 "Reporting Comprehensive Income," does not apply to our current financial results and therefore, net income equals comprehensive income.

NOTE 2 - EARNINGS PER SHARE

     The earnings per share calculation for the three- and six-month periods ended June 30, 2003 and 2002 excludes the assumed conversion of the convertible preferred stock and the outstanding stock options, as they are anti-dilutive.

NOTE 3 - Stock-Based Compensation Plans

     We recognize compensation cost for stock-based employee compensation plans based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. No expense was reflected in net income related to stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. We recorded $0.2 million of amortization of deferred compensation obligation, net of related tax benefit, in employee compensation related to restricted stock granted in 2003.

     Pro forma information regarding net (loss) income and (loss) earnings per share has been determined as if we accounted for our employee stock options under the fair value method. The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model. The fair value of the options is amortized to expense over the options' vesting periods. Under the fair value method, our net (loss) earnings and (loss) earnings per share would have been recorded at the pro forma amounts indicated below:

                                                         Three Months Ended        Six Months Ended
                                                              June 30,                  June 30,
                                                          2003        2002          2003       2002
                                                          ----        ----          ----       ----
Net (loss) income, as reported ......................  $ (15,704)   $ (36,374)  $ (40,662)   $  15,966
Deduct:  Annual stock-based employee
   compensation expense (benefit) determined
   based on the fair value for all awards,
   net of related tax effects........................      3,003        8,631      (4,894)      13,004
                                                       ---------    ---------   ---------    ---------
Pro forma net (loss) income .........................  $ (18,707)   $ (45,005)  $ (35,768)   $   2,962
                                                       =========    =========   =========    =========
Loss per share:
   Basic-as reported ................................      (0.44)       (0.74)      (1.05)       (0.04)
                                                       =========    =========   =========    =========
   Basic-pro forma ..................................      (0.50)       (0.88)      (0.97)       (0.25)
                                                       =========    =========   =========    =========

   Diluted-as reported ..............................      (0.44)       (0.74)      (1.05)       (0.04)
                                                       =========    =========   =========    =========
   Diluted-pro forma ................................      (0.50)       (0.88)      (0.97)       (0.25)
                                                       =========    =========   =========    =========

Weighted-average assumptions in option valuation:
   Risk-free interest rates .........................        1.5%         3.7%        1.5%         3.7%
   Dividend yields ..................................         --          1.6%         --          1.6%
   Stock volatility factor ..........................      124.2%        92.9%      110.1%        92.9%
   Expected life of options (in years) ..............        2.7          6.0         4.2          6.0


     The above pro forma amounts may not be representative of the effects on reported net (loss) earnings for future periods.

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

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which supersedes FASB Statement No. 121, and provides a single accounting model for long-lived assets which are to be disposed. The adoption of the new standard did not have a material impact on our financial statements.

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as generally defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a material impact on our financial statements.

     In January 2003, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 requirements are effective for fiscal years ending after December 15, 2002. There was not a material impact on our financial statements upon adoption of SFAS No. 148.

     In January 2003, the Federal Financial Institutions Examination Council ("FFIEC") issued guidance with respect to account management, risk management, and loss allowance practices for institutions engaged in credit card lending. The guidance provides requirements for certain operational and accounting policies, which are designed to bring consistency in practice between institutions. At this time we are reviewing the impact of the guidance and there can be no assurance that adoption of the guidance will not have a material adverse effect on our financial condition.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FASB Interpretation No. 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity activities or entitled to receive a majority of the entity's residual returns or both. The

Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. Interpretation No. 46 provides a specific exemption for entities qualifying as Qualified Special Purpose Entities as described in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125." All of our non-consolidated entities are Qualified Special Purpose Entities under the definition in SFAS No. 140. We do not expect the adoption of this Interpretation to have a material impact on our financial statements.

     In April 2003, FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial statements.

     In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for classification and measurement of certain instruments with characteristics of both liabilities and equity. It requires that financial instruments within its scope be classified as a liability (or asset in some circumstances). Many of those instruments were classified as equity under previous accounting guidance. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have a material impact on our financial statements at this time.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is as follows:


                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                                 --------                 --------
                                             2003        2002         2003         2002
                                             ----        ----         ----         ----

Balance at beginning of period ........   $ 125,357    $ 416,914    $  90,315    $ 410,159
Allowance related to assets transferred
    to the Metris Master Trust.........      (2,526)    (147,137)      (3,981)    (168,580)
Provision for loan losses .............      30,033       90,601       74,819      202,477
Principal receivables charged-off .....     (44,789)     (91,595)     (53,470)    (180,486)
Recoveries ............................       1,087        6,496        1,479       11,709
                                          ---------    ---------    ---------    ---------
Net principal receivables charged-off .     (43,702)     (85,099)     (51,991)    (168,777)
                                          ---------    ---------    ---------    ---------
Balance at end of period ..............   $ 109,162    $ 275,279    $ 109,162    $ 275,279
                                          =========    =========    =========    =========


     Credit card loans greater than 30 days contractually past due for the periods ended June 30, 2003, December 31, 2002 and June 30, 2002 were $48.3 million, $7.9 and $148.9 million, respectively.

NOTE 6 - RETAINED INTERESTS IN LOANS SECURITIZED

     Activity in retained interests is as follows:

                                      June 30,                    December 31,
                                      --------                    ------------
                                        2003          Change         2002
                                        ----          ------         ----

Contractual retained interests...   $   920,908    $   (70,145)   $   991,053
Excess transferor's interests....        76,140         29,680         46,460
Finance charge receivables ......       626,604        (72,795)       699,399
                                    -----------    -----------    -----------
Gross retained interests ........     1,623,652       (113,260)     1,736,912
Valuation allowance .............      (858,605)       127,912       (986,517)
                                    -----------    -----------    -----------
Net retained interests ..........   $   765,047    $    14,652    $   750,395
                                    ===========    ===========    ===========


                                      June 30,                    December 31,
                                      --------                    ------------
                                        2002          Change         2001
                                        ----          ------         ----

Contractual retained interests...   $   903,629    $   126,220    $   777,409
Excess transferor's interests....        18,807        (21,117)        39,924
Finance charge receivables ......       630,124        108,279        521,845
                                    -----------    -----------    -----------
Gross retained interests ........     1,552,560        213,382      1,339,178
Valuation allowance .............      (744,205)      (206,706)      (537,499)
                                    -----------    -----------    -----------
Net retained interests ..........   $   808,355    $     6,676    $   801,679
                                    ===========    ===========    ===========

     Activity in the valuation allowance on retained interests in loans securitized is as follows:

                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                                 --------                  --------
                                             2003        2002         2003          2002
                                             ----        ----         ----          ----
Balance at beginning of period .........  $ 931,052    $ 551,385    $ 986,517    $ 537,499
Transfers related to assets transferred
   to the Metris Master Trust...........      2,526      147,137        3,981      168,580
Retained interests valuation (income)
   expense..............................    (74,973)      45,683     (131,893)      38,126
                                          ---------    ---------    ---------    ---------
Balance at end of period ...............  $ 858,605    $ 744,205    $ 858,605    $ 744,205
                                          =========    =========    =========    =========

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

     We market our enhancement services, including: (1) debt waiver protection for unemployment, disability, death and family leave; (2) membership programs such as card registration, purchase protection and other club memberships; and
(3) third-party insurance, directly to our credit card customers and customers of third parties. We administer extended service plans issued through a third party retailer, which are no longer being sold, and will expire by first quarter, 2005. We sell extended service plans for homeowners through third party distribution partnerships as well as directly to consumers.

     On July 29, 2003, CPP Holdings Limited, a privately owned provider of assistance products and services throughout Europe, and CPP US Operations Group (collectively with CPP Holdings Limited "CPP") purchased the membership and warranty products and operations of the Company's enhancement services segment. Further details are described in Footnote 8 "Subsequent Events." The Company will retain the credit protection and insurance business, and CPP will become the Company's preferred provider of membership and warranty products.

     We have presented the segment information reported below on a managed basis. We use this basis to review segment performance and to make operating decisions. In doing so, the income statement and balance sheet are adjusted to reverse the effects of securitizations. Presentation on a managed basis is not in conformity with accounting principles generally accepted in the United States of America. The adjustment columns in the segment table include adjustments to present the information on an owned basis as reported in the financial statements of this quarterly report.

     We do not allocate the expenses, assets and liabilities attributable to corporate functions to the operating segments, such as employee compensation, data processing services and communications, third-party servicing expenses, and other expenses including occupancy, depreciation and amortization, professional fees, and other general and administrative expenses. We include these expenses in the reconciliation of the income before income taxes, for the reported segments to the consolidated total. We do not allocate capital expenditures for leasehold improvements, capitalized software and furniture and equipment to operating segments. There were no material operating assets located outside of the United States for the periods presented.

     The enhancement services operating segment has paid fees to our consumer lending products segment for successful marketing efforts to cardholders at a rate similar to those paid to other third parties. The enhancement services segment reports interest income and our consumer lending products segment reports interest expense at our weighted-average borrowing rate for the excess cash flow generated by the enhancement services segment and used by the consumer lending products segment to fund the growth of cardholder balances.

                                          Three Months Ended June 30,
                                                    2003
                                                    ----
                      Consumer
                      Lending      Enhancement   Securitization   Other
                      Products      Services    Adjustments(a)  Adjustments(b)  Consolidated
                      --------      --------    --------------  --------------  ------------

Interest income.    $   451,205    $       34    $  (419,771)   $       (34)    $    31,434
Interest
    expense ....         60,198            --        (41,447)           (34)         18,717
                    -----------    ----------    -----------    -----------     -----------
Net interest
  income .......        391,007            34       (378,324)            --          12,717

Other operating
  income........         88,293        84,954        (37,037)            --         136,210
Total revenue...        479,300        84,988       (415,361)            --         148,927

Income before
  income taxes..         22,968 (c)    58,632 (c)         --       (105,286)        (23,686)

Total assets ...    $ 9,502,200    $   77,614    $(7,860,000)   $   588,275 (d) $ 2,308,089

                                          Three Months Ended June 30,
                                                    2002
                                                    ----
                     Consumer
                     Lending      Enhancement   Securitization   Other
                     Products      Services    Adjustments(a)  Adjustments(b)   Consolidated
                     --------      --------    --------------  --------------   ------------
Interest income.    $   509,821    $       58    $  (441,028)   $       (58)    $    68,793
Interest
  expense ......         81,005            --        (53,992)           (58)         26,955
                    -----------    -----------    -----------    -----------    -----------
Net interest
  income .......        428,816            58       (387,036)            --          41,838

Other operating
  income........        119,317        95,649        (15,335)            --         199,631
Total revenue ..        548,133        95,707       (402,371)            --         241,469

Income before
  income taxes..         21,145 (c)    54,660 (c)         --       (134,461)        (58,656)

Total assets ...    $10,985,709    $  142,705    $(8,924,497)   $ 1,007,792 (d) $ 3,211,709

                                          Six Months Ended June 30,
                                                    2003
                                                    ----
                     Consumer
                     Lending      Enhancement   Securitization   Other
                     Products      Services    Adjustments(a)  Adjustments(b)  Consolidated
                     --------      --------    --------------  --------------  ------------

Interest income    $   936,434     $      63    $   (872,839)   $       (63)    $    63,595
Interest
  expense ....         124,209            --         (86,088)           (63)         38,058
                   -----------     ----------   ------------    -----------     -----------
Net interest
  income .......       812,225            63        (786,751)            --          25,537

Other operating
    income......       187,583       178,638        (58,174)             --         308,047
Total revenue ..       999,808       178,701       (844,925)             --         333,584

Income before
    income taxes.       61,478 (c)   109,977 (c)         --        (232,785)        (61,330)

Total assets ...   $ 9,502,200     $  77,614    $(7,860,000)    $   588,275 (d) $ 2,308,089

                                          Six Months Ended June 30,
                                                    2002
                                                    ----
                     Consumer
                     Lending      Enhancement   Securitization   Other
                     Products      Services    Adjustments(a)  Adjustments(b)  Consolidated
                     --------      --------    --------------  --------------  ------------

Interest income.   $ 1,036,499    $    2,386   $  (877,862)   $    (2,386)   $   158,637
Interest
    expense ....       171,737            --      (110,231)        (2,386)        59,120
                   -----------     ----------  -----------    -----------    -----------
Net interest
    income .....       864,762          2,386     (767,631)            --         99,517

Other operating
    income......       250,080        190,645       72,321             --        513,046
Total revenue ..     1,114,842        193,031     (695,310)            --        612,563

Income before
    income taxes       161,469 (c)    119,567 (c)       --       (254,862)        26,174

Total assets ...   $10,985,709    $   142,705   $(8,924,497)  $ 1,007,792 (d) $3,211,709

(a) This column reflects adjustments to the Company's internal financial statements, which are prepared on a managed basis, to eliminate investors' interests in securitized loans.

(b) The other adjustments column includes: intercompany eliminations and amounts not allocated to segments.

(c) Income before income taxes includes intercompany commissions paid by the enhancement services segment to the consumer lending products segment for successful marketing efforts to cardholders of $3.1 million for the three months ended June 30, 2003 and $3.0 million for the three months ended June 30, 2002, $6.1 million for the six months ended June 30, 2003 and $6.3 million for the six months ended June 30, 2002.

(d) Total assets include the assets attributable to corporate functions not allocated to operating segments and the removal of investors' interests in securitized loans to present total assets on an owned basis.

NOTE 8 - SUBSEQUENT EVENTS

     On July 29, 2003, we announced the sale of the membership and warranty business of the Enhancement Services segment for proceeds of approximately $45.0 million. We anticipate being able to record a gain related to the sale in the third quarter, 2003.

     In July of 2003, the Office of the Comptroller of the Currency ("OCC") requested and Direct Merchants Bank agreed to eliminate federally insured deposits at the Bank, or the risk thereof to the Federal Deposit Insurance Corporation ("FDIC"), by September 30, 2003. We have received preliminary proposals from financing sources, and we are working with our financial advisors on a variety of options to achieve this goal, however, there can be no assurance that we will be successful. These options may include additional conduit financing or the sale of credit card receivables to third parties.

NOTE 9 - SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

     We have various indirect subsidiaries that do not guarantee Company debt. We have prepared condensed consolidating financial statements of the Company, the Guarantor subsidiaries and the non-guarantor subsidiaries for purposes of complying with SEC reporting requirements. Separate financial statements of the guaranteeing subsidiaries and non-guaranteeing subsidiaries are not presented because we have determined that the subsidiaries' financial information would not be material to investors. In the second quarter of 2003, certain subsidiaries were designated as guarantors which had previously been classified as non-guarantors. The supplemental consolidating financial statements have been reclassified for all periods presented.

                                                    METRIS COMPANIES INC.
                                          Supplemental Consolidating Balance Sheets
                                                        June 30, 2003
                                                   (Dollars in thousands)
                                                          Unaudited

                                            Metris Companies  Guarantor     Non-Guarantor
                                                   Inc.      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                   ----      ------------   ------------   ------------   ------------
Assets:
Cash and cash equivalents .................   $       (49)   $     1,234    $   465,996    $        --    $   467,181
Net retained interests in
   loans securitized.......................        31,883             --        733,164             --        765,047
Net credit card loans .....................         8,393             --        515,358             --        523,751
Property and equipment, net ...............            --         50,997            513             --         51,510
Purchased portfolio premium,
   net.....................................           107             --         51,477             --         51,584
Other receivables due from
   credit card
   securitizations, net....................             7             --        281,226             --        281,233
Other assets ..............................        38,277         38,285        130,630        (39,409)       167,783
Investment in subsidiaries ................     1,409,140      1,016,665             --     (2,425,805)            --
                                              -----------    -----------    -----------    -----------    -----------
Total assets ..............................   $ 1,487,758    $ 1,107,181    $ 2,178,364    $(2,465,214)   $ 2,308,089
                                              ===========    ===========    ===========    ===========    ===========

Liabilities:
Deposits ..................................   $    (1,000)   $        --    $   642,934    $        --    $   641,934
Debt ......................................       417,023          9,214             --        (43,000)       383,237
Accounts payable ..........................            97         22,026         32,230         (4,357)        49,996
Deferred income ...........................            --         10,003        111,879         (2,075)       119,807
Accrued expenses and other liabilities
                                                   50,696       (343,202)       374,656         10,023         92,173
                                              -----------    -----------    -----------    -----------    -----------
Total liabilities .........................       466,816       (301,959)     1,161,699        (39,409)     1,287,147
                                              -----------    -----------    -----------    -----------    -----------
Total stockholders' equity ................     1,020,942      1,409,140      1,016,665     (2,425,805)     1,020,942
                                              -----------    -----------    -----------    -----------    -----------
Total liabilities and
   stockholders' equity....................   $ 1,487,758    $ 1,107,181    $ 2,178,364    $(2,465,214)   $ 2,308,089
                                              ===========    ===========    ===========    ===========    ===========


                                                      METRIS COMPANIES INC.
                                            Supplemental Consolidating Balance Sheets
                                                        December 31, 2002
                                                     (Dollars in thousands)
                                                            Unaudited

                                            Metris Companies  Guarantor     Non-Guarantor
                                                   Inc.      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                   ----      ------------   ------------   ------------   ------------
Assets:
Cash and cash equivalents .................   $    (3,795)   $     8,109       575,918    $        --    $   580,232
Net retained interests in
   loans securitized.......................            --             --       750,395             --        750,395
Net credit card loans .....................         3,814             --       752,288             --        756,102
Property and equipment, net ...............            --         63,395        20,436             --         83,831
Purchased portfolio premium,
   net.....................................           129             --        64,450             --         64,579
Other receivables due from
   credit card
   securitizations, net....................            13             --       184,207             --        184,220
Other assets ..............................        10,098         44,738       181,278        (61,127)       174,987
Investment in subsidiaries ................     1,606,930      1,580,650            --     (3,187,580)            --
                                              -----------    -----------   -----------    -----------    -----------
Total assets ..............................   $ 1,617,189    $ 1,696,892   $ 2,528,972    $(3,248,707)   $ 2,594,346
                                              ===========    ===========   ===========    ===========    ===========

Liabilities:
Deposits ..................................   $    (1,000)   $        --   $   893,754    $        --    $   892,754
Debt ......................................       391,228          9,421            --        (43,000)       357,649
Accounts payable ..........................            71         20,683        38,949         (6,114)        53,589
Deferred income ...........................            --         16,681       146,097         (3,511)       159,267
Accrued expenses and other
   liabilities.............................       167,865        43,177       (130,478)        (8,502)        72,062
                                              -----------    -----------   -----------    -----------    -----------
Total liabilities .........................       558,164         89,962       948,322        (61,127)     1,535,321
                                              -----------    -----------   -----------    -----------    -----------
Total stockholders' equity ................     1,059,025      1,606,930     1,580,650     (3,187,580)     1,059,025
                                              -----------    -----------   -----------    -----------    -----------
Total liabilities and
   stockholders' equity....................   $ 1,617,189    $ 1,696,892   $ 2,528,972    $(3,248,707)   $ 2,594,346
                                              ===========    ===========   ===========    ===========    ===========

                                                       METRIS COMPANIES INC.
                                          Supplemental Consolidating Statements of Income
                                                 Three Months Ended June 30, 2003
                                                      (Dollars in thousands)
                                                             Unaudited


                                                Metris        Guarantor     Non-Guarantor
                                            Companies Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                            --------------   ------------   ------------   ------------   ------------


Net Interest Income (Expense)...............   $  (8,682)    $     915     $  20,484      $      --      $  12,717
Provision for loan losses ..................         540            --        29,759           (266)        30,033
                                               ---------     ---------     ---------      ---------      ---------
Net Interest Expense After
   Provision for Loan Losses ...............      (9,222)          915        (9,275)           266        (17,316)
                                               ---------     ---------     ---------      ---------      ---------
Other Operating Income:
Net securitization and credit
   card servicing income....................        (539)           --        33,009         (1,360)        31,110
Credit card fees, interchange
   and other credit card
   income...................................       1,036        19,004        18,162        (18,056)        20,146
Enhancement services revenues...............          --         7,100        80,120         (2,266)        84,954
Intercompany allocations ...................       5,264        73,725         8,247        (87,236)            --
                                               ---------     ---------     ---------      ---------      ---------
                                                   5,761        99,829       139,538       (108,918)       136,210
                                               ---------     ---------     ---------      ---------      ---------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses.......................          --        14,315        32,733        (18,910)        28,138
Employee compensation ......................          --        40,971         4,750             --         45,721
Data processing services and
   communications...........................           5       (19,716)       39,061         (2,316)        17,034
Enhancement services claims
   expense..................................          --           (97)        8,184             --          8,087
Occupancy and equipment ....................          --         8,844            80             --          8,924
Purchased portfolio premium
   amortization ............................          10            --         7,621         (1,132)         6,499
MasterCard/Visa assessment
   and fees.................................          --            --         2,231             --          2,231
Credit card fraud losses ...................          10            --         1,059             --          1,069
Asset impairments, lease
   write-offs and severance ................       5,128           889            (6)            --          6,011
Other ......................................         130        16,498         2,245             (7)        18,866
Intercompany allocations ...................          24        27,420        59,792        (87,236)            --
                                               ---------     ---------     ---------      ---------      ---------
                                                   5,307        89,124       157,750       (109,601)       142,580
                                               ---------     ---------     ---------      ---------      ---------
(Loss) Income Before Income
   Tax Benefit and Equity in
   Loss of Subsidiaries.....................      (8,768)       11,620       (27,487)           949        (23,686)
Income tax (benefit) expense................      (2,955)        1,989        (7,337)           321         (7,982)
Equity in loss of
   subsidiaries.............................      (9,891)      (20,150)           --         30,041             --
                                               ---------     ---------     ---------      ---------      ---------
Net Loss ...................................   $ (15,704)    $ (10,519)    $ (20,150)     $  30,669      $ (15,704)
                                               =========     =========     =========      =========      =========

                                                      METRIS COMPANIES INC.
                                         Supplemental Consolidating Statements of Income
                                                Three Months Ended June 30, 2002
                                                     (Dollars in thousands)
                                                            Unaudited


                                                Metris       Guarantor    Non-Guarantor
                                            Companies Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                            --------------  ------------  ------------  ------------   ------------

Net Interest (Expense) Income...............   $  (3,017)    $     (60)    $  44,915     $      --      $  41,838
Provision for loan losses ..................        (797)           --        91,398            --         90,601
                                               ---------     ---------     ---------     ---------      ---------
Net Interest Expense After
   Provision for Loan Losses ...............      (2,220)          (60)      (46,483)           --        (48,763)
                                               ---------     ---------     ---------     ---------      ---------
Other Operating Income:
Net securitization and credit
   card servicing income....................      (1,777)           --        73,000            --         71,223
Credit card fees, interchange
   and other credit card
   income...................................         189         5,796        31,474        (4,700)        32,759
Enhancement services revenues...............          --         2,662        92,987            --         95,649
Intercompany allocations ...................          41        72,193        15,127       (87,361)            --
                                               ---------     ---------     ---------     ---------      ---------
                                                  (1,547)       80,651       212,588       (92,061)       199,631
                                               ---------     ---------     ---------     ---------      ---------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses.......................          --         4,594        51,653           (54)        56,193
Employee compensation ......................      (1,505)       45,753        10,117            --         54,365
Data processing services and
   communications...........................          13       (23,809)       43,018         1,573         20,795
Enhancement services claims
   expense..................................          --           444        15,473            --         15,917
Occupancy and equipment ....................          --        11,399           892            --         12,291
Purchased portfolio premium
   amortization ............................          --            --         8,568          (825)         7,743
MasterCard/Visa assessment
   and fees.................................          --            --         3,583            --          3,583
Credit card fraud losses ...................         135            --         2,818            --          2,953
Asset impairments, lease
   write-offs and severance ................          --         9,523            --            --          9,523
Other ......................................        (153)       27,325         5,218        (6,229)        26,161
Intercompany allocations ...................         555        23,510        63,296       (87,361)            --
                                               ---------     ---------     ---------     ---------      ---------
                                                    (955)       98,739       204,636       (92,896)       209,524
                                               ---------     ---------     ---------     ---------      ---------
(Loss) Before Income Taxes
   and Equity in (Loss) Income
   of Subsidiaries..........................      (2,812)      (18,148)      (38,531)          835        (58,656)
Income tax (benefit) expense................      (1,134)       12,591       (14,487)      (19,252)       (22,282)
Equity in income of
   subsidiaries.............................     (34,696)      (24,044)           --        58,740             --
                                               ---------     ---------     ---------     ---------      ---------
Net Loss ...................................   $ (36,374)    $ (54,783)    $ (24,044)    $  78,827      $ (36,374)
                                               =========     =========     =========     =========      =========

                                                      METRIS COMPANIES INC.
                                         Supplemental Consolidating Statements of Income
                                                 Six Months Ended June 30, 2003
                                                     (Dollars in thousands)
                                                            Unaudited


                                                Metris       Guarantor    Non-Guarantor
                                            Companies Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                            --------------  ------------  ------------  ------------   ------------

Net Interest Income (Expense) ..............   $ (17,388)    $      98     $  42,827     $      --      $  25,537
Provision for loan losses ..................       1,387            --        73,534          (102)        74,819
                                               ---------     ---------     ---------     ---------      ---------
Net Interest Expense After
   Provision for Loan Losses ...............     (18,775)           98       (30,707)          102        (49,282)
                                               ---------     ---------     ---------     ---------      ---------
Other Operating Income:
Net securitization and credit
   card servicing income....................      (2,863)           --        92,408        (2,039)        87,506
Credit card fees, interchange and other
   credit card income.......................       1,091        31,547        40,050       (30,785)        41,903
Enhancement services revenues...............          --        16,279       168,377        (6,018)       178,638
Intercompany allocations ...................       5,340       139,332        18,237      (162,909)            --
                                               ---------     ---------     ---------     ---------      ---------
                                                   3,568       187,158       319,072      (201,751)       308,047
                                               ---------     ---------     ---------     ---------      ---------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses.......................          --        28,902        66,489       (31,199)        64,192
Employee compensation ......................          --        88,539        10,563            --         99,102
Data processing services and
   communications...........................           4       (41,704)       83,713        (5,801)        36,212
Enhancement services claims
   expense..................................          --            12        21,097            --         21,109
Occupancy and equipment ....................          --        18,373           164            --         18,537
Purchased portfolio premium
   amortization ............................          21            --        15,318        (2,344)        12,995
MasterCard/Visa assessment
   and fees.................................          --            --         4,646            --          4,646
Credit card fraud losses ...................          11            --         1,998            --          2,009
Asset impairments, lease
   write-offs and severance ................       5,129        16,527         1,132            --         22,788
Other ......................................         213        34,073         4,226            (7)        38,505
Intercompany allocations ...................          35        53,047       109,827      (162,909)            --
                                               ---------     ---------     ---------     ---------      ---------
                                                   5,413       197,769       319,173      (202,260)       320,095
                                               ---------     ---------     ---------     ---------      ---------
Loss Before Income Tax
   Benefit and Equity in Loss
   of Subsidiaries..........................     (20,620)      (10,513)      (30,808)          611        (61,330)
Income tax benefit .........................      (6,949)       (6,968)       (6,957)          206        (20,668)
Equity in loss of
   subsidiaries.............................     (26,991)      (23,851)           --        50,842             --
                                               ---------     ---------     ---------     ---------      ---------
Net Loss ...................................   $ (40,662)    $ (27,396)    $ (23,851)    $  51,247      $ (40,662)
                                               =========     =========     =========     =========      =========

                                                      METRIS COMPANIES INC.
                                         Supplemental Consolidating Statements of Income
                                                 Six Months Ended June 30, 2002
                                                     (Dollars in thousands)
                                                            Unaudited


                                                Metris       Guarantor    Non-Guarantor
                                            Companies Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                            --------------  ------------  ------------  ------------   ------------

Net Interest (Expense) Income ..............   $  (8,499)    $  (1,456)    $ 109,472     $      --      $  99,517
Provision for loan losses ..................        (732)           --       153,209        50,000        202,477
                                               ---------     ---------     ---------     ---------      ---------
Net Interest Expense After
   Provision for Loan Losses ...............      (7,767)       (1,456)      (43,737)      (50,000)      (102,960)
                                               ---------     ---------     ---------     ---------      ---------
Other Operating Income:
Net securitization and credit
   card servicing income ...................      (1,742)           --       230,384            --        228,642
Credit card fees, interchange
   and other credit card
   income...................................         452        13,719        90,722       (11,134)        93,759
Enhancement services revenues...............          --        18,826       171,819            --        190,645
Intercompany allocations ...................          72       125,266        24,788      (150,126)            --
                                               ---------     ---------     ---------     ---------      ---------
                                                  (1,218)      157,811       517,713      (161,260)       513,046
                                               ---------     ---------     ---------     ---------      ---------
Other Operating Expense:
Credit card account and other
   product solicitation and
   marketing expenses.......................          --         7,254        89,545           (54)        96,745
Employee compensation ......................      (1,101)       94,921        17,093            --        110,913
Data processing services and
   communications...........................          36       (43,371)       88,230        (1,794)        43,101
Enhancement services claims
   expense..................................          --           500        26,624            --         27,124
Occupancy and equipment ....................          --        23,205         1,883            --         25,088
Purchased portfolio premium
 amortization ..............................          --            --        17,930        (1,732)        16,198
MasterCard/Visa assessment
   and fees.................................          --            --         7,417            --          7,417
Credit card fraud losses ...................         127            --         5,054            --          5,181
Asset impairments, lease
   write-offs and severance ................          --         9,523            --            --          9,523
Other ......................................        (110)       41,826         9,094        (8,188)        42,622
Intercompany allocations ...................          46        41,588       108,491      (150,125)            --
                                               ---------     ---------     ---------     ---------      ---------
                                                  (1,002)      175,446       371,361      (161,893)       383,912
                                               ---------     ---------     ---------     ---------      ---------
(Loss) Income Before Income
   Taxes and Equity in (Loss)
   Income of Subsidiaries...................      (7,983)      (19,091)      102,615       (49,367)        26,174
Income tax (benefit) expense................      (3,114)       (8,207)       40,781       (19,252)        10,208
Equity in income of
   subsidiaries.............................      20,835        61,834            --       (82,669)            --
                                               ---------     ---------     ---------     ---------      ---------
Net Income .................................   $  15,966     $  50,950     $  61,834     $(112,784)     $  15,966
                                               =========     =========     =========     =========      =========

                                                METRIS COMPANIES INC.
                            Supplemental Condensed Consolidating Statements of Cash Flows
                                           Six Months Ended June 30, 2003
                                               (Dollars in thousands)
                                                      Unaudited


                                                Metris       Guarantor    Non-Guarantor
                                            Companies Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                            --------------  ------------  ------------  ------------   ------------
Operating Activities:
Net cash (used in) provided
   by operating activities .................   $(201,937)    $  (8,440)    $ 344,956     $(317,557)    $(182,978)
                                               ---------     ---------     ---------     ---------     ---------
Investing Activities:
Net proceeds from sales and
   repayments of securitized
   loans ...................................     (34,950)           --      (423,940)           --      (458,890)
Net loans (originated)
   collected ...............................      (6,632)           --       740,232            --       733,600
Additions to (disposals of)
   property and equipment ..................          --        (1,259)       19,784            --        18,525
Investment in subsidiaries .................     219,546       173,426            --      (392,972)           --
                                               ---------     ---------     ---------     ---------     ---------
Net cash provided by
   investing activities.....................     177,964       172,167       336,076      (392,972)      293,235
                                               ---------     ---------     ---------     ---------     ---------
Financing Activities:
Net increase (decrease) in
   debt.....................................      25,349          (207)           --            --        25,142
Net decrease in deposits ...................          --            --      (250,820)           --      (250,820)
Proceeds from issuance of
   common stock.............................       2,370            --            --            --         2,370
Capital contributions ......................          --      (170,395)     (540,134)      710,529            --
                                               ---------     ---------     ---------     ---------     ---------
Net cash (used in) provided
   by financing activities .................      27,719      (170,602)     (790,954)      710,529      (223,308)
                                               ---------     ---------     ---------     ---------     ---------
Net (decrease) increase in
   cash and cash equivalents ...............       3,746        (6,875)     (109,922)           --      (113,051)
Cash and cash equivalents at
   beginning of period .....................      (3,795)        8,109       575,918            --       580,232
                                               ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents at
   end of period............................   $     (49)    $   1,234     $ 465,996     $      --     $ 467,181
                                               =========     =========     =========     =========     =========

                                                  METRIS COMPANIES INC.
                              Supplemental Condensed Consolidating Statements of Cash Flows
                                             Six Months Ended June 30, 2002
                                                 (Dollars in thousands)
                                                        Unaudited


                                                Metris       Guarantor    Non-Guarantor
                                            Companies Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                            --------------  ------------  ------------  ------------   ------------
Operating Activities:
Net cash provided by
   operating activities.....................   $   195,499    $    67,362    $   285,536    $  (112,784)   $   435,613
                                               -----------    -----------    -----------    -----------    -----------
Investing Activities:

Net proceeds from sales and
   repayments of securitized
   loans....................................            --             --        701,137             --        701,137
Net loans (originated)
   collected................................           120             (2)       337,785             --        337,903
Additions to (disposals of)
   property and equipment ..................            --         (4,776)         1,238             --         (3,538)
Investment in subsidiaries .................       (23,855)       (34,721)            --         58,576             --
                                               -----------    -----------    -----------    -----------    -----------
Net cash (used in) provided
   by investing activities .................       (23,735)       (39,499)     1,040,160         58,576      1,035,502
                                               -----------    -----------    -----------    -----------    -----------
Financing Activities:
Increase (decrease) in debt ................           447           (294)      (292,000)            --       (291,847)
Decrease in deposits .......................            --             --       (736,147)            --       (736,147)
Cash dividends paid ........................        (1,892)            --             --             --         (1,892)
Proceeds from issuance of
common stock................................         2,257             --             --             --          2,257
Repurchase of common stock .................       (32,951)            --             --             --        (32,951)
Capital contributions ......................            --        (27,096)       (27,112)        54,208             --
                                               -----------    -----------    -----------    -----------    -----------
Net cash (used in) provided
   by financing activities .................       (32,139)       (27,390)    (1,055,259)        54,208     (1,060,580)
                                               -----------    -----------    -----------    -----------    -----------
Net increase in cash and cash
   equivalents..............................       139,625            473        270,437             --        410,535
Cash and cash equivalents at
   beginning of period .....................        17,613          1,505        468,968             --        488,086
                                               -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at
   end of period............................   $   157,238    $     1,978    $   739,405    $        --    $   898,621
                                               ===========    ===========    ===========    ===========    ===========

ITEM 2.
                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. ("MCI") and its subsidiaries, including Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank" or "DMCCB" or the "Bank"), which may be referred to as "we," "us," "our" or the "Company." You should read this discussion along with the following documents for a full understanding of our financial condition and results of operations:
Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002; and our Proxy Statement for the 2003 Annual Meeting of Stockholders. In addition, you should read this discussion along with our Quarterly Report on Form 10-Q for the period ended June 30, 2003, of which this commentary is a part, and the condensed consolidated financial statements and related notes thereto.

Results of Operations

     Net loss for the three months ended June 30, 2003 was $15.7 million, down from a net loss of $36.4 million for the second quarter of 2002. Diluted loss per share for the three months ended June 30, 2003 was $0.44 compared to a diluted loss per share of $0.74 for the second quarter of 2002. The decrease in net loss is primarily due to a decrease in the provision for loan losses and reduction in operating expense, partially offset by a decrease in net interest margin and a decrease in net securitization and credit card servicing income. Net margin has declined due to a decrease in average interest-earning assets of $1.0 billion. The decrease of $40.1 million in net securitization revenue is primarily due to decreases in excess spread as a result of an increased default rate and credit card receivables attrition in the Master Trust. In addition, the credit card receivables attrition in the Master Trust caused a decrease in servicing fees. The provision for loan losses decreased 66.9% to $30 million for the second quarter of 2003 from $90.6 million for the same period in 2002. The decrease is primarily due to a $684 million decline in owned credit card receivables and lower delinquency levels, partially offset by higher charge-off rates. Total other operating expenses decreased to $142.6 million in the second quarter of 2003 from $209.5 million for the same period in 2002. During the second quarter of 2003, credit card account and other product solicitation and marketing expenses decreased $28.1 million, largely due to a decrease in credit card marketing expenditures and decreased enhancement services marketing. Employee compensation decreased $8.6 million for the three months ended June 30, 2003, due to lower staffing requirements. Enhancement services claims expense decreased $7.8 million for the three months ended June 30, 2003, primarily due to a decrease in covered receivable balances on our debt waiver products.

     Net loss for the six months ended June 30, 2003 was $40.7 million, down from net income of $16.0 million for the first six months of 2002. Diluted loss per share for the six months ended June 30, 2003 was $1.05 compared to diluted loss per share of $0.04 for the six months ended June 30, 2002. The $56.7 million decrease in net income primarily relates to a $141.1 million reduction in net securitization and credit card servicing income, a decrease of $74.0 million in net interest income and a $51.9 million decrease in credit card fees and interchange revenues, offset by a $127.7 million decrease in provision for loan losses and a $63.8 million decrease in operating expenses.

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

     Furthermore, we consider the impact of conduit/asset-backed transaction enhancement levels. Significant changes in these factors could impact our financial projections and thereby affect the valuation of the retained interests. At June 30, 2003, $214.4 million of cash was trapped in the Master Trust and is recorded at a discounted value of $179.0 million and classified as "Other due from credit card securitizations, net" on the consolidated balance sheets.

     The significant assumptions used for estimating the fair value of the retained interests in loans securitized are as follows:

                                                  June 30,    December 31,
                                                    2003         2002
                                                    ----         ----

Annual discount rate ........................      20.0%         20.0%
Monthly payment rate ........................       6.8%          6.8%
Gross yield (1) .............................      21.1%         21.4%
Annual interest expense and servicing fees...       4.1%          4.3%
Annual gross principal default rate .........      20.6%         19.9%

(1) Includes finance charges, late and overlimit fees and bad debt recoveries, net of finance charge and fee charge-offs. Gross yield for purposes of our valuation does not include interchange income, debt waiver fees, or cash advance fees.

Deferred Acquisition Costs on Enhancement Services Products

     We defer qualifying acquisition costs associated with our enhancement services products. These costs, which relate directly to membership solicitations (direct response advertising costs), principally include postage, printing, mailing, telemarketing costs, and commissions paid to third parties. The total amount of enhancement services deferred costs as of June 30, 2003 and December 31, 2002 were $46.9 million and $73.2 million, respectively. If deferred acquisition costs were to exceed forecasted future cash flows, we would make an appropriate adjustment for impairment. The most significant assumption used by the Company in determining the realizability of these deferred costs is future revenues from our enhancement services products. A significant reduction in revenues could have a material impact on the values of these balances.

     Debt Waiver Products

          Qualifying membership acquisition costs are deferred and charged to expense as debt waiver product fees are recognized. We amortize these costs using an accelerated methodology, which approximates our historical cancellation experience for debt waiver products. Amortization of debt waiver acquisition costs was $1.3 million and $2.7 million for the three- and six-month periods ended June 30, 2003. All other debt waiver acquisition costs are expensed as incurred. Deferred debt waiver acquisition costs were $2.3 million and $2.6 million as of June 30, 2003 and December 31, 2002, respectively, and were classified as "Other assets" on the consolidated balance sheets.

     Membership Program Products

          Qualifying membership acquisition costs are deferred and charged to expense as membership fees are recognized. We amortize all deferred costs on a straight-line basis for all annually billed products, and on an accelerated method for all monthly billed products, which approximates our historical cancellation experience for membership program products. Amortization of membership deferred costs was $13.3 million and $11.9 million for the three months ended June 30, 2003 and 2002, respectively. Amortization of membership deferred costs was $33.9 million and $19.7 million for the six months ended June 30, 2003 and 2002, respectively. All other membership acquisition costs are expensed as incurred. Deferred membership acquisition costs were $42.8 million and $66.9 million as of June 30, 2003 and December 31, 2002, respectively, and were classified as "Other assets" on the consolidated balance sheets.

     Warranty Products

          Qualifying warranty acquisition costs are deferred and charged to expense as warranty product fees are recognized. Those direct acquisition costs that cannot be associated with a successful contract, are charged to expense as incurred. A successful effort conversion percentage is applied to these incremental direct acquisition costs, which approximates our historical successful effort rate percentage in selling warranty products. We amortize these deferred costs using an accelerated amortization methodology, which approximates our historical cancellation experience following the expiration of the manufacturer's contractual cancellation period for the warranty products. Amortization of warranty acquisition costs were $0.8 million and $3.0 million for the three months ended June 30, 2003 and 2002, respectively. Amortization of warranty acquisition costs were $2.8 million and $6.1 million for the six months ended June 30, 2003 and 2002, respectively. All other warranty acquisition costs are expensed as incurred. Deferred warranty acquisition costs amount to $1.4 million and $3.0 million as of June 30, 2003 and December 31, 2002, respectively, and were classified as "Other assets" on the consolidated balance sheets.

Revenue Recognition on Enhancement Services Products

     Debt Waiver Products

          Direct Merchants Bank offers various debt waiver products on receivables it owns as well as securitized receivables. Direct Merchants Bank records deferred revenue when the debt waiver customer is billed. Revenue is recognized in the month following the completion of the cancellation period, which is one-month. Direct Merchants Bank incurs the related claims and marketing expenses. A reserve is maintained for future death and finance charge claims based on Direct Merchants Bank's historical experience with settlement of such claims. Revenues recorded for debt waiver products are included in the consolidated statements of income under "Enhancement services revenues" and were $45.3 million and $58.9 million for the three months ended June 30, 2003 and 2002, respectively. Revenues were $95.4 million and $119.6 million for the six months ended June 30, 2003 and 2002, respectively. Unearned revenues and reserves for pending claims and incurred but not reported claims are recorded in the consolidated balance sheets in "Deferred income" and "Accrued expenses and other liabilities," respectively. Unearned revenues as of June 30, 2003 were $14.4 million compared to $16.9 million as of December 31, 2002. Reserves for pending and incurred but not reported claims were $7.8 million as of June 30, 2003, compared to $8.2 million as of December 31, 2002.

     Membership Program Products

          We bill membership fees for enhancement services products through financial institutions, including Direct Merchants Bank, and other cardholder-based institutions. We record these fees as deferred membership income upon acceptance of membership and amortize them on a straight-line basis for all annually billed products, and on an accelerated amortization method for all monthly billed products over the membership period beginning after the contractual cancellation period is complete. A liability is established and netted against the related receivable in the consolidated balance sheets in "Other assets" from inception of the membership through the end of the cancellation period that reflects our historical cancellation experience with these products. Gross receivables as of June 30, 2003 on the membership program products were $13.3 million compared to $22.0 million as of December 31, 2002. Cancellation reserves were $11.3 million and $19.5 million as of June 30, 2003 and December 31, 2002, respectively. Revenues recorded for membership products are included in the consolidated statements of income under "Enhancement services revenues" and were $28.6 million and $21.1 million for the three months ended June 30, 2003 and 2002, respectively. Revenues for membership products were $59.2 million and $38.3 million for the six months ended June 30, 2003 and 2002, respectively. Unearned revenues on membership program products are recorded in the consolidated balance sheets in "Deferred income." Unearned revenues as of June 30, 2003 were $85.3 million compared to $114.2 million as of December 31, 2002.

     Warranty Products

          We coordinate the marketing activities for Direct Merchants Bank and third-party sales of extended service plans. We perform administrative services and retain the claims risk for all extended service plans sold. As a result, we defer and recognize extended service plan revenues and the incremental direct acquisition costs on an accelerated amortization method over the life of the related extended service plan contracts beginning after the expiration of any manufacturer's warranty coverage. A liability is established and netted against the related receivable in the consolidated balance sheets in "Other assets" from inception of the extended service plan through the end of the cancellation period that reflects our historical cancellation experience with these products. Gross receivables as of June 30, 2003 on the warranty products were $3.3 million compared to $3.8 million as of December 31, 2002. Cancellation reserves were $3.0 million and $5.3 million as of June 30, 2003 and December 31, 2002, respectively. Revenues recorded for warranty products are included in the consolidated statements of income under "Enhancement services revenues" and were $8.4 million and $12.0 million for the three months ended June 30, 2003 and 2002, respectively. Revenues for warranty were $18.4 million and $25.0 million for the six months ended June 30, 2003 and 2002, respectively. Unearned revenues on warranty products are recorded in the consolidated balance sheets in "Deferred income." Unearned revenues as of June 30, 2003 were $10.4 million compared to $17.6 million as of December 31, 2002. Reserves for pending and incurred but not reported claims, included in "Accrued expenses and other liabilities," were $0.4 and $0.7 million as of June 30, 2003 and December 31, 2002, respectively.

Net Interest Income

     Net interest income consists primarily of interest earned on our credit card loans, less interest expense on borrowings to fund loans. Table 1 provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three- and six-month periods ended June 30, 2003 and 2002.

Table 1: Analysis of Average Balances, Interest and Average Yields and Rates
(Dollars in thousands)
                                                                  Three Months Ended June 30,
                                                        2003                                            2002
                                ----------------------------------------------- ----------------------------------------------
                                    Average                         Yield/         Average                      Yield/
                                    Balance         Interest         Rate          Balance         Interest      Rate
                                    -------         --------         ----          -------         --------      ----

Assets:
Interest-earning assets:
Federal funds sold ...........    $    53,441      $       165       1.2%        $    28,222     $       110     1.6%
Short-term investments .......        448,612            1,556       1.4%            477,642           2,359     2.0%
Credit card loans ............        690,903           29,713      17.2%          1,737,626          66,324    15.3%
                                 -----------      -----------       ----         -----------     -----------    ----
Total interest-earning assets.    $ 1,192,956      $    31,434      10.6%        $ 2,243,490     $    68,793    12.3%
Other assets .................      1,395,501                                      1,534,543
Allowances for loan
 losses ......................       (124,485)                                      (309,827)
                                  -----------                                    -----------
Total assets .................    $ 2,463,972                                    $ 3,468,206
                                  ===========                                    ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits .....................    $   729,021      $     9,597       5.3%        $ 1,518,104     $    18,335     4.8%
Debt .........................        359,378            9,120      10.2%            356,693           8,620     9.7%
                                 -----------       -----------      ----         -----------     -----------    ----
Total interest-bearing
   liabilities ...............    $ 1,088,399      $    18,717       6.9%        $ 1,874,797     $    26,955     5.8%
Other liabilities ............        269,420                                        434,407
                                  -----------                                    -----------
Total liabilities ............      1,357,819                                      2,309,204
Stockholders' equity .........      1,106,153                                      1,159,002
                                  -----------                                    -----------
Total liabilities and equity..    $ 2,463,972                                    $ 3,468,206
                                  ===========                                    ===========
Net interest income and
   interest margin (1) .......                     $    12,717       4.3%                      $    41,838     7.5%
Net interest rate spread (2)..                                       3.7%                                      6.5%

(1) We compute "net interest margin" by dividing annualized net interest income by average total interest-earning assets.

(2) The "net interest rate spread" is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

     Net interest income decreased from $41.8 million for the three months ended June 30, 2002 to $12.7 million for the three months ended June 30, 2003. The decrease is primarily due to a decrease in average interest-earning assets of $1.1 billion and a 320 basis point reduction in net interest margin. The decrease in average interest-earning assets is primarily due to the transfer of $1.0 billion of receivables to the Master Trust since June 30, 2002. The decrease in margin is primarily due to a $1.0 billion reduction in average credit card loans, which has resulted in short-term, lower yielding investments increasing to 42% of average interest-earning assets, versus 23% in the second quarter of 2002. In addition, we have experienced a 110 basis point increase in our funding costs versus the second quarter of 2002.

Table 1: Analysis of Average Balances, Interest and Average Yields and Rates
(cont'd)
(Dollars in thousands)

                                                                   Six Months Ended June 30,
                                                        2003                                            2002
                                ----------------------------------------------- ----------------------------------------------
                                    Average                         Yield/      Average                    Yield/
                                    Balance         Interest         Rate       Balance       Interest      Rate
                                    -------         --------         ----       -------       --------      ----
Assets:
Interest-earning assets:
Federal funds sold ...........    $    85,370      $       524      1.2%    $    28,326    $       224      1.6%
Short-term investments .......        493,723            3,451      1.4%        375,204          3,563      1.9%
Credit card loans ............        721,121           59,620     16.7%      2,115,683        154,850     14.8%
                                  -----------      -----------     ----     -----------    -----------     ----
Total interest-earning assets.    $ 1,300,214      $    63,595      9.9%    $ 2,519,213    $   158,637     12.7%
Other assets .................      1,383,374                                 1,551,933
Allowances for loan
   losses ....................       (118,572)                                 (358,577)
                                  -----------                               -----------
Total assets .................    $ 2,565,016                               $ 3,712,569
                                  ===========                               ===========
Liabilities and Equity:
Interest-bearing liabilities:
Deposits .....................    $   783,951      $    20,505      5.3%    $ 1,722,869    $    41,988      4.9%
Debt .........................        374,425           17,553      9.5%        403,824         17,132      8.6%
                                  -----------      -----------     ----     -----------    -----------     ----
Total interest-bearing
   liabilities ...............    $ 1,158,376      $    38,058      6.6%    $ 2,126,693    $    59,120      5.6%
Other liabilities ............        330,288                                   429,177
                                  -----------                               -----------
Total liabilities ............      1,488,664                                 2,555,870
Stockholders' equity .........      1,076,352                                 1,156,699
                                  -----------                               -----------
Total liabilities and equity..    $ 2,565,016                               $ 3,712,569
                                  ===========                               ===========
Net interest income and
   interest margin (1) .......                     $    25,537      4.0%                   $    99,517      8.0%
Net interest rate spread (2)..                                      3.3%                                    7.1%


(1) We compute "net interest margin" by dividing annualized net interest income by average total interest-earning assets.

(2) The "net interest rate spread" is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

     Net interest income decreased from $99.5 million for the six months ended June 30, 2002 to $25.5 million for the six months ended June 30, 2003. The decrease is primarily due to a decrease in average interest-earning assets of $1.2 billion and a 400 basis point reduction in net interest margin. The decrease in average interest-earning assets is primarily due to the transfer of $1.0 billion of receivables to the Master Trust since June 30, 2002. The decrease in margin is primarily due to a $1.4 billion reduction in average credit card loans, which has resulted in short-term, lower yielding investments increasing to 45% of average interest-earning assets, versus 16% for the six months ended June 30, 2002. In addition, we have experienced a 100 basis point increase in our funding costs versus the same period in 2002.

Other Operating Income

     Other operating income represented 91.5% and 92.3% of revenues for the three- and six-month periods ended June 30, 2003, versus 82.7% and 83.8% for the same periods in 2002, respectively.

     Other operating income decreased $63.4 million and $205.0 million for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002. For the three-month period ended June 30, 2003, net securitization and credit card servicing income decreased $40.1 million primarily due to a decrease in excess spread on securitized receivables caused by an increased default rate and attrition in the Master Trust. In addition, credit card receivables attrition in the Master Trust has caused a decrease in servicing income of $2.2 million. For the six-month period ended June 30, 2003, net securitization and credit card servicing income decreased $141.1 million primarily due to lower excess spreads caused by increased default rates on securitized receivables.

     Credit card fees and interchange revenue decreased $12.6 million and $51.9 million for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002. The decrease in credit card fees, interchange and other credit card income, for both the three- and six-month periods, is primarily due to a decrease in average owned credit card receivables of $1.0 billion and $1.4 billion for the respective three- and six-month periods. Partially offsetting this decline was an amendment to the core transaction documents of the Master Trust agreement, effective June 2002, resulting in interchange income earned on receivables held by the Master Trust being recorded as contribution to the excess spread earned.

     Enhancement services revenues decreased by $10.7 million and $12.0 million for the three- and six-months ended June 30, 2003. This decrease was primarily due to a decrease in credit card receivables covered by our debt waiver products due to portfolio attrition, as well as a decrease in ServiceEdge(R) revenue due to the expiration of the ServiceEdge(R) extended warranty contracts.

Table 2: Enhancement Services Revenues and Active Memberships (In thousands)

                                   Three Months Ended      Six Months Ended
                                        June 30,              June 30,
 Revenues                           2003        2002      2003        2002
                                    ----        ----      ----        ----

  Credit Protection Products..   $ 46,148    $ 59,859    $ 97,124    $121,542
  Membership Program Products.     28,609      21,108      59,163      38,268
  Warranty / Other ..........      10,197      14,682      22,351      30,835
                                 --------    --------    --------    --------
    Total ...................    $ 84,954    $ 95,649    $178,638    $190,645
                                 ========    ========    ========    ========


                                June 30,   December 31,   June 30,
 Active Memberships               2003         2002         2002
                                  ----         ----         ----

  Credit Protection Products..     773          905        1,056
  Membership Program Products.   2,823        3,248        3,085
  Warranty / Other ...........     686          941        1,346
                                 -----        -----        -----
    Total ...................    4,282        5,094        5,487
                                 =====        =====        =====

Other Operating Expense

     Total other operating expenses for the three- and six-month periods ended June 30, 2003, decreased $66.9 million and $63.8 million over the comparable periods in 2002. Credit card account and other product solicitation and marketing expenses decreased $28.1 million and $32.6 million over the comparable periods in 2002, largely due to fewer new credit card accounts and decreased enhancement services marketing expenses. Employee compensation decreased $8.6 million and $11.8 million over comparable periods in 2002, due to lower staffing requirements. Data processing services and communications decreased $3.8 million and $6.9 million for the three- and six-month periods ended June 30, 2003, primarily due to the reduction in our credit card portfolio. Enhancement services claims expense decreased $7.8 million and $6.0 million for the three- and six-month periods ended June 30, 2003, primarily due to a decrease in receivable balances covered by our debt waiver products. Occupancy and Equipment expenses decreased $3.4 million and $6.6 million over comparable periods in 2002 due to decreased space requirements. Asset impairments, lease write-offs and severance decreased $3.5 million and increased $13.3 million for the three- and six-month periods ended June 30, 2003 to $6.0 million and $22.8 million from $9.5 million and $9.5 million for the same periods in 2002. During the first quarter of 2003, we recorded approximately $12.0 million of write-downs of excess property, equipment, and operating leases and a $4.8 million charge for a workforce reduction. In the second quarter of 2003, we recorded an additional $0.9 million for a workforce reduction and wrote off the unamortized portion of the commitment fee of $5.1 million related to a backup financing facility entered into in March of 2003 with Thomas H. Lee Equity Fund IV, L.P. The commitment was replaced in June 2003. In the second quarter of 2002, a write-down of $10 million was taken for portfolios of charged-off loans purchased in 2001 and 2000. Other expenses decreased $7.3 million and $4.1 million for the three- and six-month periods ended June 30, 2003, compared to comparable periods in 2002. The decreases were primarily due to reductions in professional fees of $5.3 million and $1.5 million and travel and entertainment of $1.2 million and $2.2 million for the three- and six-month periods ended June 30, 2003, respectively.

Asset Quality

     Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts. At June 30, 2003, 47% of our outstanding receivables balance were from credit card accounts that have been with us in excess of two years, and 22% of outstanding receivables were with us in excess of four years.

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

Delinquencies

     It is our policy to accrue interest and fee income on all credit card accounts, except in limited circumstances, until we charge-off the account. In November 2002, we stopped billing late fees once an account became 120 days contractually delinquent and in March 2003, we stopped billing overlimit fees once an account became 120 days contractually delinquent. Past due accounts are re-aged to current status only after we receive at least three minimum payments or the equivalent cumulative amount. Accounts can only be re-aged to current status once every twelve months and two times every five years. Accounts entering long-term fixed payment forbearance programs may receive a workout re-age upon entering the debt management program ("workout re-age"). Workout re-ages can only occur after receipt of at least three consecutive minimum monthly payments, or the equivalent cumulative amount, as defined by the debt management program. Workout re-ages can only occur once in five years. This is in accordance with FFIEC guidance. Table 3 presents the delinquency trends of our credit card loan portfolio.

Table 3: Loan Delinquency
(Dollars in thousands)
                            June 30,     % of     December 31,    % of     June 30,      % of
                              2003      Total         2002       Total       2002        Total
                              ----      -----         ----       -----       ----        -----
Loans outstanding ....    $  632,913      100%    $  846,417      100%    $1,317,238      100%
Loans contractually
     delinquent:
     30 to 59 days ...        19,699      3.1%         1,673      0.2%        41,382      3.1%
     60 to 89 days ...        17,668      2.8%         2,121      0.2%        35,161      2.7%
     90 or more days..        10,899      1.7%         4,082      0.5%        72,360      5.5%
                          ----------    -----     ----------    -----     ----------    -----
       Total .........    $   48,266      7.6%    $    7,876      0.9%    $  148,903     11.3%
                          ==========    =====     ==========    =====     ==========    =====

     The decrease in the delinquency rates as of June 30, 2003 and December 31, 2002 compared to June 30, 2002, primarily reflects the sale of approximately $120 million delinquent receivables during September and December 2002 and an additional sale of $29.1 million of delinquent receivables in July 2003. These receivables were accounted for as held-for-sale as of June 30, 2003 and are recorded at fair value in other assets.

     Net Charge-Offs

     Net charge-offs are the principal amount of losses from cardholders unwilling or unable to make minimum payments, bankrupt cardholders and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged-off against the applicable revenue line item at the time of charge-off. We charge-off and take accounts as a loss either 60 days after formal notification of bankruptcy, at the end of the month during which most unsecured accounts become contractually 180 days past due, at the end of the month during which unsecured accounts that have entered into a credit counseling or other similar program and later become contractually 120 days past due, or at the end of the month during which secured accounts become contractually 120 days past due after first reducing the loss by the secured deposit.

     Charge-offs due to bankruptcies were $6.8 million, representing 15.1% of total gross charge-offs for the three-month period ended June 30, 2003 and $16.6 million, representing 18.1% of total gross charge-offs for the three-month period ended June 30, 2002. Charge-offs due to bankruptcies were $12.3 million, representing 23.4% of total gross charge-offs for the six-month period ended June 30, 2003 and $41.9 million, representing 23.2% of total gross charge-offs for the six-month period ended June 30, 2002. We charge-off accounts that are identified as fraud losses no later than 90 days after the last activity. We enter into forward flow agreements with third parties for the sale of a majority of charged-off credit card receivables. We also refer charged-off accounts to our recovery unit for coordination of collection efforts to recover the amounts owed. When appropriate, we place accounts with external collection agencies or attorneys.

Table 4: Net Charge-offs
(Dollars in thousands)               Three Months Ended             Six Months Ended
                                          June 30,                      June 30,
                                     2003          2002            2003          2002
                                     ----          ----            ----          ----
     Average credit card loans..  $  690,903    $1,737,626      $ 721,121     $2,115,683
     Net charge-offs............      43,702        85,099         51,991        168,777
     Net charge-off ratio.......        25.4%         19.6%          14.5%          16.1%
                                  ==========    ==========      =========     ==========

     The increase in the net charge-off ratio for the three months ended June 30, 2003 is primarily due to a $27.0 million charge-off related to the sale of approximately $29.1 million of delinquent receivables in July 2003, which were accounted for as held-for-sale as of June 30, 2003. The decrease in the charge-off ratio for the six-month period ended June 30, 2003 is primarily due to the sale of approximately $120.0 million of delinquent receivables in September and December of 2002 which reduced the charge-offs required in the first six months of 2003, offset by charge-offs related to the $29.1 million of delinquent assets held-for-sale at June 30, 2003.

Provision and Allowance for Loan Losses

     We record provisions for loan losses in amounts necessary to maintain the allowance at a level sufficient to absorb anticipated probable loan losses inherent in the existing loan portfolio as of the balance sheet date.

     In order to mitigate credit losses, we have expanded our collections strategies to aggressively address any potential delinquency increases. We also leverage forbearance programs and credit counseling services for qualifying cardholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees and other incentives to induce the customer to continue making payments. The amount of customer receivables in debt forbearance programs was $33.8 million or 5% of total credit card loans as of June 30, 2003, compared to $34.7 million or 4% of total credit card loans as of December 31, 2002. All delinquent receivables in debt forbearance programs are included in Table 3.

     The provision for loan losses was $30.0 million and $74.8 million for the three- and six-month periods ended June 30, 2003, compared to a provision of $90.6 million and $202.5 million for the same periods in 2002. The decrease in the provision for loan losses in 2003 compared to 2002 is primarily due to lower credit card loans. The allowance for loan losses was $109 million as of June 30, 2003, versus $90 million as of December 31, 2002. Our roll-rate models, including management contingency, indicated our required allowance for loan losses was in the range of $99 million to $109 million as of June 30, 2003, versus $75 million to $90 million as of December 31, 2002. The ratio of allowance for loan losses to period-end credit card loans was 17.2% at June 30, 2003, compared to 10.7% at December 31, 2002. The allowance for loan losses as a percentage of 30-day plus receivables was 226.2% at June 30, 2003, compared to 1146.7% at December 31, 2002.

     We believe the allowance for loan losses is adequate to cover probable future losses inherent in the loan portfolio under current conditions. However, we cannot give assurance as to future credit losses that may be incurred in connection with our loan portfolio, nor can we provide assurance that the established allowance for loan losses will be sufficient to absorb future losses.

Retained Interests Valuation

     We record a valuation allowance to reduce the contractual value of the retained interests in loans securitized to fair value. The following summarizes our retained interests as of June 30, 2003, December 31, 2002, June 30, 2002 and December 31, 2001.

                                       June 30,                  December 31,
                                         2003        Change          2002
                                         ----        ------          ----

 Contractual retained interests..   $    920,908   $   (70,145)  $   991,053
 Excess transferor's interests...         76,140        29,680        46,460
 Finance charge receivables......        626,604       (72,795)      699,399
                                    ------------   -----------   -----------
 Gross retained interests........   $  1,623,652   $  (113,260)  $ 1,736,912
 Valuation allowance.............       (858,605)      127,912      (986,517)
                                    ------------   -----------   -----------
 Net retained interests..........   $    765,047   $    14,652   $   750,395
                                    ============   ===========   ===========


                                       June 30,                  December 31,
                                         2002         Change         2001
                                         ----         ------         ----

 Contractual retained interests.    $    903,629   $   126,220   $   777,409
 Excess transferor's interests..          18,807       (21,117)       39,924
 Finance charge receivables.....         630,124       108,279       521,845
                                    ------------   -----------   -----------
 Gross retained interests.......    $  1,552,560   $   213,382   $ 1,339,178
 Valuation allowance............        (744,205)     (206,706)     (537,499)
                                    ------------   -----------   -----------
 Net retained interests.........    $    808,355   $     6,676   $   801,679
                                    ============   ===========   ===========

     Gross retained interests in loans securitized decreased by $113.3 million between December 31, 2002 and June 30, 2003, to $1.6 billion. The decrease reflects a $1.1 billion reduction in loans in the Master Trust partially offset by higher conduit enhancement levels. The $213.4 million increase in gross retained interests during the six months ended June 30, 2002 was due to the sale of approximately $1.6 billion of receivables from Direct Merchants Bank to the Master Trust during the six months ended June 30, 2002.

     During the six months ended June 30, 2003, the valuation allowance decreased by $127.9 million, of which $64.3 million was due to the decrease in the gross retained interests and $63.6 million due to a decrease in projected funding costs due to lower projected LIBOR, partially offset by higher projected default rates. The higher default rates are due to a slower than expected economic recovery. During the six months ended June 30, 2002, the valuation allowance increased $206.7 million, primarily due to the higher gross retained interests and narrowing excess spreads in the Master Trust due to increased default rates. In addition, at June 30, 2003, $214.4 million of cash was trapped in the Master Trust and is recorded at a discounted value of $179 million and classified as "Other due from credit card securitizations, net" on the consolidated balance sheets, as of June 30, 2003.

Balance Sheet Analysis

     Cash and Cash Equivalents

     Cash and cash equivalents decreased $113.0 million to $467.2 million as of June 30, 2003, compared to $580.2 million as of December 31, 2002. The decrease is primarily due to the reduction in deposits of $250.9 million offset by sales of receivables from Direct Merchants Bank to the Master Trust.

     Credit Card Loans

     Credit card loans were $632.9 million as of June 30, 2003, compared to $846.4 million as of December 31, 2002. The $213.5 million decrease is primarily a result of the transfer of $319.6 million of receivables from Direct Merchants Bank to the Master Trust.

     Deposits

     Deposits decreased $250.9 million to $641.9 million as of June 30, 2003, from $892.8 million as of December 31, 2002. The decrease relates to a shift in funding from certificates of deposit ("CDs") to off-balance sheet asset-backed securitizations.

     Property and equipment

     Property and equipment decreased to $51.5 million at June 30, 2003, mainly due to the sale of our Arizona facility on May 1, 2003 for cash proceeds of $19.3 million, which approximated its carrying value.

     Deferred Income

     Deferred income decreased $39.5 million to $119.8 million as of June 30, 2003 compared to $159.3 million as of December 31, 2002. The decrease primarily relates to declining enhancement services enrollments, decrease in covered receivables under our debt waiver product, our migration from annual-billed to monthly-billed enhancement service products and the expiration of the ServiceEdge(R) extended warranty contracts.

Liquidity, Funding and Capital Resources

     One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Liquidity management is a dynamic process, affected by changes in the characteristics of our assets and liabilities and short- and long-term interest rates. We use a variety of financing sources to manage liquidity, funding, and interest rate risks. Table 5 summarizes our funding and liquidity as of June 30, 2003 and December 31, 2002:

Table 5: Liquidity, Funding and Capital Resources

                                         June 30, 2003                           December 31, 2002
                                         -------------                           -----------------

                               DMCCB        Other       Consolidated      DMCCB         Other     Consolidated
                               -----        -----       ------------      -----         -----     ------------

    Cash and due
       from banks.........  $    85,412   $    1,106  $      86,518   $     58,399   $     4,414  $      62,813
    Federal funds
       sold...............
                                 33,700           --         33,700         88,000            --         88,000
    Short-term
       investments........
                                289,747       57,216        346,963        322,039       107,380        429,419
                            -----------   ----------  -------------   ------------   -----------  -------------
    Total cash and
       cash equivalents... $   408,859    $   58,322  $     467,181   $    468,438   $   111,794  $     580,232
                            ===========   ==========  =============   ============   ===========  =============

                                          June 30, 2003             December 31, 2002
                                          -------------             -----------------
                                                     Unused                       Unused
On-balance sheet funding             Outstanding    Capacity     Outstanding     Capacity
                                     -----------    --------     -----------     --------
Revolving credit line - July
   2003..........................   $        --   $       --     $       --     $   162,696
Term loan - June 2003 ...........            --           N/A       100,000             N/A
10% senior notes - November
   2004..........................       100,000           N/A       100,000             N/A
10.125% senior notes -
   July 2006 ....................       147,270           N/A       146,824             N/A
Term loan - June 2004 ...........       125,000           N/A            --              --
Other ...........................        10,967           N/A        10,825             N/A
Deposits - various
   maturities through
   February 2007 ................       641,934           N/A       892,754             N/A
                                    -----------   -----------    ----------     -----------
   Subtotal .....................   $ 1,025,171   $        --    $1,250,403     $   162,696

Off-balance sheet funding
Master Trust:
   Term asset backed
   securitizations -
   various maturities
   through January 2009..........     7,010,000          --       7,610,000              --
   Conduits - various
   maturities through
   March 2004....................       850,000          --       1,177,957         422,043
Metris facility - March 2003 ....            --          --          48,900          26,100
                                    -----------   ---------     -----------     -----------
     Subtotal ...................     7,860,000          --       8,836,857         448,143
                                    -----------   ---------     -----------     -----------
     Total ......................   $ 8,885,171   $      --     $10,087,260     $   610,839
                                    ===========   =========     ===========     ===========

     For the six months ended June 30, 2003 and 2002, we had net repayments of approximately $977.0 million and net proceeds of approximately $737.0 million respectively, from sales of credit card loans to the Master Trust and the Metris facility referred to in the above table.

     Our contractual cash obligations during the next twelve months as of June 30, 2003 are as follows:

    Long-term debt....      $126,167
    Operating leases..        13,019
    Deposits .........       182,705
                            --------
    Total ............      $321,891
                            ========

     In addition to the contractual cash obligations, open-to-buy on credit card accounts as of June 30, 2003 was $10.1 billion.

     As of June 30, 2003, $2.0 billion of off-balance sheet funding in the Master Trust is scheduled to amortize over the next twelve months. We base the amortization amounts on estimated amortization periods, which are subject to change based on the Master Trust performance.

     The following table shows the annualized yields, defaults, costs and excess spreads for the Master Trust on a cash basis:

                                         Three Months Ended June 30,
(In thousands)                           2003                   2002
                                         ----                   ----
Gross yield (1) ..............   $  608,762     26.86%    $  616,011     25.98%
Annual principal defaults ....      477,392     21.06%       373,257     15.74%
                                 ----------     -----     ----------     -----
Net portfolio yield ..........      131,370      5.80%       242,754     10.24%
Annual interest expense and
   servicing fees.............       83,575      3.86%       100,048      4.33%
                                 ----------     -----     ----------     -----
  Net excess spread ..........   $   47,795      1.94%    $  142,706      5.91%
                                 ==========     =====     ==========     =====

                                            Six Months Ended June 30,
(In thousands)                             2003                  2002
                                           ----                  ----
Gross yield (1) ..............   $1,266,543     27.29%    $1,202,691     26.27%
Annual principal defaults ....      985,592     21.23%       687,636     15.02%
                                 ----------     -----     ----------     -----
Net portfolio yield ..........      280,951      6.06%       515,055     11.25%
Annual interest expense and
   servicing fees.............      171,744      3.90%       206,350      4.54%
                                 ----------     -----     ----------     -----
  Net excess spread ..........   $  109,207      2.16%    $  308,705      6.71%
                                 ==========     =====     ==========     =====

(1) Includes finance charges, late, overlimit and cash advance fees, bad debt recoveries, interchange income and debt waiver fees, less finance charge and fee charge-offs.

     The Master Trust and the associated off-balance sheet debt provide for early amortization if certain events occur. These events are described in the applicable series supplement of each securitization transaction. The significant events are (i) three-month average excess spreads below levels between 0.0% and 1.0%, (ii) negative transferor's interest within the Master Trust or (iii) failure to obtain funding during an accumulation period for a maturing term asset-backed securitization. In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Master Trust. This restricted cash provides additional security to the investors in the Master Trust. We reflect cash restricted from release in the Master Trust as "Other receivables due from credit card securitizations, net" in the consolidated balance sheet. The restricted cash is discounted to reflect the present value of the future cash release. The triggers are primarily related to the performance of the Master Trust, in particular the average of net excess spread over a one- to three-month period.

     The cash restricted from release is limited to the amount of excess spread generated in the Master Trust on a cash basis. During periods of lower excess spreads, the required amount of cash to be restricted in the Master Trust may not be achieved. During those periods, all excess cash normally released to Metris Receivables, Inc. ("MRI") will be restricted from release. Once the maximum required amount of cash is restricted from release or excess spreads improve, cash can again be released to us. Based on the performance of our Master Trust, the amount of cash required to be restricted was $463 million at June 30, 2003 and $304 million at December 31, 2002. As of June 30, 2003, $177.1 million has been restricted from release in the Master Trust due to performance, $21.4 million has been restricted from release in the Master Trust due to corporate debt ratings at the inception of the securitization transactions and $15.9 million has been restricted from release in the Master Trust for maturity reserves. As of December 31, 2002, $29.1 million had been restricted from release in the Master Trust due to performance and $21.4 million had been restricted from release in the Master Trust due to corporate debt ratings at the inception of the securitization transactions. The $148.0 million increase in this restricted cash is a result of approximately $109.2 million of net excess cash generated by the Master Trust being restricted within the Master Trust and approximately $38.8 million that was funded as additional enhancements. We expect all cash basis excess spread to be restricted from release to us until at least 2004.

     On March 17, 2003 we obtained a $425 million extension through March 2004 of an $850 million conduit which was scheduled to mature in June of 2003. We also secured a $425 million conduit through March 2004, which replaced conduits and warehouse facilities that matured during March through May 2003. Furthermore, these conduits provided for the financing of a term asset-backed securitization that matured in July 2003. The continued availability of funding under these facilities is subject to various conditions, including a minimum three-month average excess spread of 1% and a commitment, no later than September 30, 2003, for funding of a $610 million term asset backed securitization that matures in January and February 2004. On June 26, 2003, we paid approximately $4.3 million of prepaid interest and related fees to reduce the interest rate on one of these financing facilities.

     On March 31, 2003, Thomas H. Lee Equity Fund IV, L.P. ("THL Fund IV") committed to provide a term loan to the Company in an aggregate amount of $125 million as a backup financing facility, secured by assets of the Company. On June 27, 2003 the term loan commitment was terminated and replaced with a $125 million senior secured loan funded by a consortium of lenders. With the termination of the THL Fund IV commitment, we wrote off $5.1 million of capitalized commitment fees.

     The $125 million term loan was issued pursuant to an Amended and Restated Senior Secured Credit Agreement dated as of June 18, 2003 (the "Credit Agreement"). The loan matures June 27, 2004 and carries a fixed interest rate of 12% plus a monthly performance interest payment, which is indexed to the monthly excess spread in the Master Trust. The funds were used to pay off a $100 million term loan that matured in June of 2003. The terms of the Credit Agreement, under which the loan was issued, require mandatory prepayment of a portion of the principal if the Company receives funds due to the sale of certain Company assets. We were therefore required to make a $22.5 million principal repayment from the proceeds of the sale of our membership and warranty business in July, 2003. We are bound by certain covenants under the Credit Agreement as filed July 11, 2003 on Form 8-K. As of June 30, 2003, we were in compliance with all covenants under the Credit Agreement. In addition, under the Agreement, DirectMerchants Bank dividends paid to MCI are limited to Bank earnings not to exceed $20 million per quarter.

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

     In July of 2003, the OCC requested and Direct Merchants Bank agreed to eliminate federally insured deposits at the Bank, or the risk thereof to the FDIC, by September 30, 2003. The Bank estimates that it will have approximately $565 million of insured deposits at September 30, 2003. The Bank also estimates it will have approximately $375 million of unencumbered cash and approximately $500 million of available gross receivables at September 30, 2003 to meet this obligation. We have received preliminary proposals from financing sources, and we are working with our financial advisors on a variety of options to achieve this goal. These options may include additional conduit financing or the sale of credit card receivables to third parties.

     During the next twelve months we have contractual cash obligations of $322 million and off-balance sheet funding scheduled to amortize of $2.0 billion, which includes funding for a $610 million term asset-backed securitization maturing in January and February 2004. In addition, we require funding for approximately $565 million of deposits to be paid-off or defeased by September 30, 2003. We have historically utilized a variety of funding vehicles, as well as ongoing cash generated from operations, to finance credit card receivables, maturing debt obligations and general operating needs. During the next twelve months we intend to reduce outstanding credit card receivables in the Master Trust through lower credit card account acquisitions, attrition in the portfolio and third party sales as necessary. This reduction in the size of the portfolio will significantly reduce our need for additional bank conduits or the issuance of new asset-backed securities. We believe that we will be able to obtain the requisite funding that will provide us with adequate liquidity to meet anticipated cash needs, although no assurance can be given to that effect.

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

     Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At June 30, 2003 and December 31, 2002, Direct Merchants Bank's Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, as illustrated in the following table.

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

     Additionally, the Bank must maintain minimum capital in the aggregate amount of (i) liquid assets deposited pursuant to the Liquidity Reserve Deposit Agreement discussed below; (ii) the capital required as a result of the 200% risk-weight applied to on-book subprime credit card receivables; and (iii) the minimum capital required under Federal law for a "well capitalized" institution for all remaining assets owned by the Bank. Under these more stringent guidelines, Direct Merchants Bank's total capital ratio as of June 30, 2003 was 17.2%, and Direct Merchants Bank was considered a "well-capitalized" depository institution under regulations of the OCC (including FFIEC subprime guidelines).

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

     Additional information about Direct Merchants Bank's actual capital amounts and ratios are presented in the following table:

                                                  To be
                                               Adequately         To Be Well
                            Actual             Capitalized        Capitalized
 As of June 30, 2003   Amount     Ratio     Amount     Ratio    Amount     Ratio
                       ------     -----     ------     -----    ------     -----

Total Capital .....   $259,364    39.4%    $ 52,614     8.0%   $ 65,768    10.0%
(to risk-weighted
    assets)

Tier 1 Capital ....    249,917    38.0%      26,307     4.0%     39,461     6.0%
(to risk-weighted
    assets)

Tier 1 Capital ....    249,917    21.8%      45,841     4.0%     57,301     5.0%
(to average assets)

                                                  To be
                                                Adequately           To Be Well
                               Actual           Capitalized          Capitalized
As of December 31, 2002   Amount     Ratio     Amount     Ratio    Amount     Ratio
                          ------     -----     ------     -----    ------     -----
Total Capital .....     $402,891    30.9%    $104,465     8.0%   $130,581    10.0%
(to risk-weighted
    assets)

Tier 1 Capital ....      385,658    29.5%      52,233     4.0%     78,349     6.0%
(to risk-weighted
    assets)

Tier 1 Capital ....      385,658    24.4%      63,219     4.0%     79,024     5.0%
(to average assets)

Regulatory Matters

     On March 18, 2003, we entered into an operating agreement with the OCC designed to ensure that Direct Merchants Bank continues to operate in a safe and sound manner.

         The operating agreement requires, among other things, the following:

     o The Bank must reduce its on-balance-sheet credit card receivables to no more than $550 million by December 31, 2003 and to zero by December 31, 2004. During the time the Bank is reducing these receivables, the mix of subprime receivables may not exceed 60% of all credit card receivables. As of June 30, 2003, 56.2% of the Bank's credit card receivables were subprime. The Bank will continue to sell credit card receivables on a daily basis to MCI under the purchase agreement currently in effect between MCI and the Bank.

     o    The Bank must maintain minimum capital in the aggregate amount of
          (i) liquid assets deposited pursuant to the Liquidity Reserve Deposit Agreement discussed below; (ii) the capital required as a result of the 200% risk-weight applied to on-book subprime credit card receivables; and (iii) the minimum capital required under Federal law for a "well capitalized" institution for all remaining assets owned by the Bank.

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

     o The Bank is working with the OCC to develop a written strategic plan establishing objectives for the Bank's overall risk profile, earning performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, product line development and marketing segments.

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

     As required by the operating agreement, Direct Merchants Bank, a third-party depository bank and the OCC executed a Liquidity Reserve Deposit Agreement ("LRDA").

     If the OCC were to conclude that the Bank failed to implement any provision of the agreement, the OCC could pursue various enforcement options.

     Upon signing these agreements Direct Merchants Bank declared and paid a $155 million dividend to us. An additional dividend of $15.8 million was declared and paid during the second quarter of 2003.

     In July of 2003, the OCC requested and Direct Merchants Bank agreed to eliminate federally insured deposits at the Bank, or the risk thereof to the FDIC, by September 30, 2003. The Bank estimates that it will have approximately $565 million of insured deposits at September 30, 2003. The Bank also estimates it will have approximately $375 million of unencumbered cash and approximately $500 million of available gross receivables at September 30, 2003 to meet this obligation. We have received preliminary proposals from financing sources, and we are working with our financial advisors on a variety of options to achieve this goal. These options may include additional conduit financing or the sale of credit card receivables to third parties. If we do not eliminate federally insured deposits, or the risk thereof by September 30, 2003, the OCC could pursue various enforcement optons.

     On August 5, 2003, we received notification from the Securities and Exchange Commission that we are the subject of a formal, nonpublic investigation. We believe that this investigation relates primarily to the Company's treatment of loan loss allowances in 2001 and subsequent years, the Company's 2001 credit line increase program and other related matters.

     The SEC specifically advised us that this is a fact-finding inquiry and that it has not reached any conclusions related to this matter. We are cooperating fully with the SEC in this investigation.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements include, without limitation: expressions of the "belief," "anticipation," or "expectations" of management; statements and information as to our strategies and objectives; return on equity; changes in our managed loan portfolio; net interest margins; funding costs; liquidity; cash flow; operating costs and marketing expenses; delinquencies and charge-offs and industry comparisons or projections; statements as to industry trends or future results of operations of the Company and its subsidiaries; and other statements that are not historical fact. Forward-looking statements may be identified by the use of terminology such as "may," "will," "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," or "anticipates" and similar expressions, as they relate to the Company or our management. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

     These risks and uncertainties include, but are not limited to, our high liquidity requirement; our higher delinquency rate, credit loss rates and charge-off rates of our credit card receivables; the higher charge-off and bankruptcy rates of the Company's target market of moderate-income consumers; the success and impact of our existing or modified strategic initiatives; risks associated with Direct Merchants Bank's ability to comply with its agreement with regulators regarding the safety and soundness of its operations; interest rate risks; risks associated with acquired portfolios; dependence on the securitization markets and other funding sources to fund our business, including the refinancing of existing indebtedness; the effects of government policy and regulation, whether of general applicability or specific to us, including restrictions and/or limitations relating to our minimum capital requirements, deposit taking abilities, reserving methodologies, dividend policies and payments, growth, and/or underwriting criteria; reduced funding availability and increased funding costs; privacy laws that could result in lower marketing revenue and penalties for non-compliance; and general economic conditions that can have a negative impact on the performance of loans and marketing of enhancement services.

     These and other risks and uncertainties are discussed in "Legal Proceedings" (page 48), "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 24-46) and "Quantitative and Qualitative Disclosures About Market Risk" (pages 46-47). Although we have attempted to list comprehensively the major risks and uncertainties, other factors may in the future prove to be important in causing actual results to differ materially from those contained in any forward-looking statement. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Table 6: Managed Loan Portfolio
(Dollars in thousands)                June 30,    % of       December 31,     % of     June 30,     % of
                                       2003       Total          2002         Total      2002       Total
                                       ----       -----          ----         -----      ----       -----

Period-end balances:
Credit card loans ................  $   632,913              $   846,417             $ 1,317,238
Retained interests and
     investors' interests in
     loans securitized............    9,483,652               10,573,769              10,477,057
                                    -----------              -----------            ------------
Managed ..........................  $10,116,565              $11,420,186             $11,794,295
                                    ============             ===========            ============
Loans contractually
     delinquent:
Credit card loans ................       48,266      7.6%          7,876      0.9%       148,903      11.3%
Retained interests and
     investors' interests in
     loans securitized............    1,084,241     11.4%      1,252,073     11.8%     1,047,236      10.0%
                                    -----------              -----------             -----------
Managed ..........................  $ 1,132,507     11.2%    $ 1,259,949     11.0%   $ 1,196,139      10.1%
                                    ===========              ===========             ===========


                                           Three Months Ended                                  Six Months Ended
                                                June 30,                                           June 30,
                                                --------                                           --------
                                     2003                      2002                      2003                      2002
                                     ----                      ----                      ----                      ----

Average balances:
Credit card loans ...........    $   690,903              $ 1,737,626                 $   721,121               $ 2,115,683
Retained interests and
    investors' interests in
    loans securitized........      9,771,210               10,163,087                  10,086,551                 9,856,534
                                 -----------               ----------                 -----------               -----------
Managed .....................    $10,462,113              $11,900,713                 $10,807,672               $11,972,217
                                 ===========              ===========                 ===========               ===========

Net charge-offs:
Credit card loans ...........    $    43,702   25.4%      $    85,099      19.6%      $    51,991     14.6%     $   168,777    16.1%
Retained interests and
   investors' interests in
   loans securitized.........        454,914   18.7%          356,688      14.1%          942,431     18.8%         657,687    13.5%
                                 -----------              -----------                 -----------               -----------
Managed .....................    $   498,616   19.1%      $   441,787      14.9%      $   994,422     18.6%     $   826,464    13.9%
                                 ===========              ===========                 ===========               ===========


     The increase in the managed delinquency rates as of June 30, 2003 over December 31, 2002 and June 30, 2002 reflects various factors, including declining receivable balances, a deterioration in the economy and the impact of our 2001 credit line increase program. The credit line increase program added pressure to our customers due to increased average outstanding balances, which require higher monthly payments. This, along with a deteriorating economy, has made our collections efforts more difficult, resulting in higher delinquencies.

         Total managed loans decreased $1.3 billion to $10.1 billion as of June 30, 2003, compared to $11.4 billion as of December 31, 2002. This was primarily due to a reduction in credit lines, tighter underwriting standards implemented in 2002 and lower new accounts. The amount of credit card receivables in debt forbearance programs was $856.0 million or 8.5% of total managed loans as of June 30, 2003, compared with $860.1 million or 7.5% of managed loans as of December 31, 2002. All delinquent receivables in debt forbearance programs are included in Table 6.

     Managed net charge-offs increased $56.8 million and $168.0 million for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002 primarily due to the impact of the 2001 credit line increase program and deterioration in the economy.

     We charge-off bankrupt accounts 60 days following formal notification. Charge-offs due to bankruptcies were $181.2 million, representing 34.5% of total managed gross charge-offs for the three months ended June 30, 2003 and $133.2 million, representing 25.3% of total managed gross charge-offs for the three months ended June 30, 2002. Charge-offs due to bankruptcies were $367.2 million, representing 35.1% of total managed gross charge-offs for the six months ended June 30, 2003 and $285.8 million, representing 32.8% of total managed gross charge-offs for the six months ended June 30, 2002. In addition to those bankrupt accounts that were charged-off, we received formal notification of $89.7 million and $103.3 million of managed bankrupt accounts as of June 30, 2003 and 2002, respectively.

Net Interest Income

Table 7: Analysis of Average Balances, Interest and Average Yields and Rates

                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                           June 30,
                                                               2003             2002            2003            2002
                                                               ----             ----           ----             ----
(Dollars in thousands)
Average interest-earning assets:
    Owned ..............................................    $ 1,192,956     $ 2,243,490     $ 1,300,214     $ 2,519,213
    Retained interests and investors'
      interests in loans securitized....................      9,771,210      10,163,201      10,086,551       9,856,591
                                                            -----------     -----------     -----------     -----------
Managed ................................................    $10,964,166     $12,406,691     $11,386,765     $12,375,804
                                                            ===========     ===========     ===========     ===========

Net interest income:
    Owned ..............................................    $    12,717     $    41,838     $    25,537     $    99,516
    Retained interests and investors'
      interests in loans securitized....................        378,324         387,036         786,751         767,631
                                                            -----------     -----------     -----------     -----------
Managed ................................................    $   391,041     $   428,874     $   812,288     $   867,147
                                                            ===========     ===========     ===========     ===========

Net interest margin (1):
   Owned ...............................................            4.3%            7.5%            4.0%            8.0%
   Retained interests and investors'
      interests in loans securitized ...................           15.5%           15.3%           15.7%           15.7%
Managed ................................................           14.3%           13.9%           14.4%           14.1%

(1) We compute net interest margin by dividing annualized net interest income by average total interest-earning assets.

     Managed net interest income decreased $37.8 million and $54.9 million for the three- and six-month periods ended June 30, 2003, compared to the same periods in 2002. Net interest income consists primarily of interest earned on our credit card loans less interest expense on borrowing to fund the loans. The decrease is primarily due to a $1.4 billion and $989.0 million decrease in managed average interest-earning assets, for the three- and six-month periods ended June 30, 2003, compared to the same periods in 2003.

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

     Our primary managed assets are credit card loans, which are virtually all priced at rates indexed to the variable Prime rate. We fund credit card loans through a combination of cash flows from operations, asset securitizations, bank loans, subsidiary bank deposits, long-term debt and equity issuances. Our securitized loans are owned by the Master Trust and bank-sponsored multi-seller receivables conduits within the Master Trust, which have committed funding primarily indexed to variable commercial paper rates and LIBOR. The long-term debt is at fixed interest rates. At June 30, 2003 and 2002, none of the securities issued out of the Master Trust and conduit funding of securitized receivables was funded with fixed rate securities.

     In an interest rate environment with rates significantly above current rates, the potential negative impact on earnings of higher interest expense is partially mitigated by fixed rate funding and interest rate cap contracts.

     The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates of 200 basis points. In this analysis, interest rates on our floating rate debt are not allowed to decrease below zero percent. Assuming that we take no counteractive measures, as of June 30, 2003, a 200-basis-point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, would result in a decrease in net income of approximately $24.1 million relative to a base case over the next 12 months, compared to an approximate $11.0 million decrease as of December 31, 2002 relative to a base case over the next 12 months. A decrease of 200 basis points would result in an increase in net income of approximately $35.6 million as of June 30, 2003, and an increase of $55.0 million as of December 31, 2002.

     The change in the 12 month sensitivity to both a 200 basis point increase and decrease in the market interest rate is mainly due to an increase in loan balances in the second quarter where the interest rate charged on customer loan balances is below the floor rate and a continued decrease in the forecasted future loan balances. You should not construe our use of this methodology to quantify the market risk of financial instruments as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our cardholders, or the fact that LIBOR and Prime rates may not move in tandem in an increasing or decreasing rate environment. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

Item 4.  Controls and Procedures

     Under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files under the

Securities Exchange Act of 1934 as amended (the "Exchange Act") are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. During the quarter ended June 30, 2003, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     There were no material changes in the status of any legal proceedings as of June 30, 2003.

Item 2. Changes in Securities
        Not applicable

Item 3. Defaults Upon Senior Securities
        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

          (a) The Company held its annual meeting of shareholders on June 4, 2003 and the following matters were voted on at that meeting.

          (b)  The directors listed below were elected at that meeting.

               (1) The holders of our Common Stock elected six directors for a one-year term:

                  Lee R. Anderson, Sr.                     Edward B. Speno
                  John A. Cleary                           Frank D. Trestman
                  Walter M. Hoff                           David D. Wesselink

               (2) The holders of our Series C Preferred Stock elected four directors for a one-year term:

                  C. Hunter Boll                          David V. Harkins
                  Thomas M. Hagerty                       Thomas H. Lee

          (c)  Matters Voted Upon:

                    (1) Amendment to the Company's Amended and Restated
               Certificate of Incorporation to declassify the Board of Directors and provide for one-year terms of office for all directors.

                                                                         Broker
                    For      Against      Withheld      Abstentions     Non-Vote
                    ---      -------      --------      -----------     --------
                81,712,933   1,439,178       None          76,558          None

                    (2) The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:

                                                                         Broker
           Director            For      Against  Withheld  Abstentions  Non-Vote
           --------            ---      -------  --------  -----------  --------
       Lee R. Anderson, Sr.  51,948,579   None   1,366,628   None         None
       John A. Cleary        45,405,966   None   7,909,241   None         None
       Walter M. Hoff        41,037,943   None  12,277,264   None         None
       Edward B. Speno       45,352,848   None   7,962,359   None         None
       Frank D. Trestman     51,918,402   None   1,396,805   None         None
       David D. Wesselink    51,589,291   None   1,725,916   None         None
       C. Hunter Boll        29,913,461   None    None       None         None
       Thomas M. Hagerty     29,913,461   None    None       None         None
       David V. Harkins      29,913,461   None    None       None         None
       Thomas H. Lee         29,913,461   None    None       None         None


                    (3) Ratification of the selection of KPMG LLP as independent auditor of the Company for the fiscal year ending December 31, 2003:

                                                                       Broker
                 For        Against     Withheld     Abstentions      Non-Vote
                 ---        -------     --------     -----------      --------
               81,794,163   1,396,435      None         38,069          None


Item 5. Other Information
        Not applicable

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

               10.1 Amended and Restated Senior Secured Credit Agreement, dated as of June 18, 2003, among Metris Companies Inc., the Lenders from time to time parties thereto, Goldman Sachs Credit Partners L.P. as Administrative Agent, and Deutsche Bank Trust Companies America as Collateral Agent (Incorporated by reference to Exhibit 10 to MCI's Current Report on Form 8-K dated July 11, 2003 (File No. 1-12351).

               10.2 First Amendment to the Amended and Restated Senior Secured
                    Credit Agreement and to credit Agreement Reserve Securities Account Control Agreement, dated as of July 29, 2003 among Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Goldman Sachs Credit Partners L.P. as Administrative Agent, and Deutsche Bank Trust Companies America as Collateral Agent

               10.3 Asset Purchase Agreement Dated July 29, 2003 by and among
                    Metris Companies Inc., Metris Direct, Inc., Metris Direct Services, Inc., Metris Travel Services Inc., Metris Club Services, Inc., Metris Warranty Services, Inc., and Metris Warranty Services of Florida, Inc., CPP Holdings Limited and CPP US Operations Group, LLC

               10.4 Transition Services Agreement dated July 29, 2003 by and among CPP Holdings Limited and CPP US Operations Group, LLC and Metris Companies Inc. and MES Insurance Agency, LLC

               10.5 Employee Leasing Agreement dated July 29, 2003, by and between CPP Holdings Limited and CPP US Operations Group, LLC and Metris Companies Inc.

               31.1 Certification of Principal Executive Officer Pursuant to
                    Rule 13a-14(a)/15d-14(a).

               31.2 Certification of Principal Financial Officer Pursuant to
                    Rule 13a-14(a)/15d-14(a).

               32.1 Certification of Principal Executive Officer Pursuant to
                    Section 1350 of Chapter 63 of Title 18 of the United States Code.

               32.2 Certification of Principal Financial Officer Pursuant to
                    Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

                              METRIS COMPANIES INC.
                                  (Registrant)


Date:   August 14, 2003        By: /s/ John A. Witham
                                  -------------------
                               John A. Witham
                               Executive Vice President, Chief Financial Officer
                               Principal Financial Officer


Date:   August 14, 2003        By: /s/ Mark P. Wagener
                                  --------------------
                               Mark P. Wagener
                               Senior Vice President, Controller
                               Principal Accounting Officer