Form 10-Q
period 2003-09-30
METRIS COMPANIES INC
filed 2004-03-02
CIK 1021061

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended                     September 30, 2003

                                                   or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from                          to
                                                        ----------    ----------

                             Commission file number:           001-12351


                              METRIS COMPANIES INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                         41-1849591
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

                             Yes   X             No
                                 -----              -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes   X             No
                                 -----              -----

As of January 31, 2004, 57,917,318 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                               SEPTEMBER 30, 2003

                                                                                        Page
                                                                                        ----
INDEPENDENT ACCOUNTANTS' REVIEW REPORT...................................................4

PART I. FINANCIAL INFORMATION

         ITEM 1. Consolidated Financial Statements (unaudited):
                             Consolidated Balance Sheets.................................5
                             Consolidated Statements of Income...........................6
                             Consolidated Statements of Changes in Stockholders'Equity...7
                             Consolidated Statements of Cash Flows.......................8
                             Notes to Consolidated Financial Statements..................9

         ITEM 2. Management's Discussion and Analysis of
                             Financial Condition and Results of Operations..............42

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.............66

         ITEM 4. Controls and Procedures................................................67

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings......................................................67

         ITEM 2. Changes in Securities and Use of Proceeds..............................68

         ITEM 3. Defaults Upon Senior Securities........................................68

         ITEM 4. Submission of Matters to a Vote of Security Holders....................68

         ITEM 5. Other Information......................................................68

         ITEM 6. Exhibits and Reports on Form 8-K.......................................68

                 Signature..............................................................71

                                EXPLANATORY NOTE

         As previously announced, Metris Companies Inc. (the "Company") delayed the filing of this report pending the resolution of an issue related to the valuation of the Company's "Retained interests in loans securitized." As a result of its analysis of this issue, the Company has determined that it will restate its financial results for 1998 through 2002 and for the first three quarters of 2003.

         This report reflects restatements of the following financial statements which have previously been reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, and its Current Report on Form 8-K filed on October 23, 2003 containing financial results for the three-months ended September 30, 2003:(a) consolidated balance sheets as of December 31, 2001, December 31, 2002, March 31, 2003, June 30, 2003, and September 30, 2003,
(b) consolidated statements of income for the three-months ended March 31, 2003 and 2002, the three- and six-months ended June 30, 2003 and 2002, the three- and nine-months ended September 30, 2003 and 2002, and the years ended December 31, 2002, 2001 and 2000; and (c) consolidated statements of cash flows for the three-months ended March 31, 2003 and 2002, the six-months ended June 30, 2003 and 2002, the nine- months ended September 30, 2002 and the years ended December 31, 2002, 2001 and 2000. Included in these restatements, in addition to changes made as a result of the Company's revised accounting policies and procedures related to valuing its retained interests, were corrections to conform with accounting principles generally accepted in the United States of America ("GAAP") related to securitization transaction costs, credit card solicitation costs, interest rate caps and debt waiver revenue associated with credit card receivables sold to the Metris Master Trust, as well as the transfer of allowance for loan losses that was incorrectly classified as a valuation reserve in "Retained interests in loans securitized" as of December 31, 2001. In addition, we have restated certain other prior period amounts to conform with the current period's presentation. For a more detailed description of the restatements, see Note 2 to the accompanying unaudited consolidated financial statements and "Restatements" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.

         At the earliest possible time, Metris Companies Inc. will file an amended Annual Report on Form 10-K/A for the year ended December 31, 2002 and amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2003 and June 30, 2003 containing restated financial statements for the relevant periods. As a result of these restatements, the Company's financial statements and related financial information contained in the Company's previously filed Annual Report on Form 10-K for the year ended December 31, 2002 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, and the independent auditors' report included in such Annual Report on Form 10-K, should no longer be relied upon.

                     Independent Accountants' Review Report

To the Board of Directors and Stockholders of Metris Companies Inc.:

We have reviewed the accompanying consolidated balance sheets of Metris Companies Inc., (the "Company") and subsidiaries as of September 30, 2003 and December 31, 2002, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the related consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2, the Company has restated its consolidated financial statements.

                                                       KPMG LLP

Minneapolis, Minnesota
March 2, 2004

                          PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(Dollars in thousands)

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     2003             2002
                                                                 AS RESTATED       AS RESTATED
                                                                --------------    --------------
ASSETS:
Cash and due from banks                                         $       35,927    $       62,813
Federal funds sold                                                          --            88,000
Short-term investments                                                 122,485           429,419
                                                                --------------    --------------
Cash and cash equivalents                                              158,412           580,232
                                                                --------------    --------------
Liquidity reserve deposit                                               83,875                --

Credit card loans                                                      110,922           846,417
Less:  Allowance for loan losses                                        42,402            90,315
                                                                --------------    --------------
Net credit card loans                                                   68,520           756,102
                                                                --------------    --------------
Retained interests in loans securitized                                857,186           808,026
Property and equipment, net                                             39,039            83,831
Purchased portfolio premium, net                                        21,459            64,579
Other receivables due from credit card
   securitizations, net                                                 85,490           110,471
Other assets                                                            97,042           187,151
                                                                --------------    --------------
     TOTAL ASSETS                                               $    1,411,023    $    2,590,392
                                                                ==============    ==============

LIABILITIES:
Deposits                                                        $        6,298    $      892,754
Debt                                                                   351,511           357,649
Accounts payable                                                        62,079            53,589
Deferred income                                                         22,865           143,148
Accrued expenses and other liabilities                                  93,287            88,579
                                                                --------------    --------------
     TOTAL LIABILITIES                                                 536,040         1,535,719
                                                                --------------    --------------

STOCKHOLDERS' EQUITY:
Convertible preferred stock - Series C, par
     value $.01 per share; 10,000,000
     shares authorized, 1,235,891 and 1,156,086
     shares issued and outstanding, respectively                       460,370           430,642
Common stock, par value $.01 per share;
     300,000,000 shares authorized, 64,911,718 and 64,223,231
     shares issued and outstanding, respectively                           649               642
Paid-in capital                                                        230,393           227,376
Unearned compensation                                                     (158)               --
Treasury stock - 7,055,300 shares                                      (58,308)          (58,308)
Retained earnings                                                      242,037           454,321
                                                                --------------    --------------
     TOTAL STOCKHOLDERS' EQUITY                                        874,983         1,054,673
                                                                --------------    --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    1,411,023    $    2,590,392
                                                                ==============    ==============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per-share data) (Unaudited)


                                                          THREE-MONTHS ENDED           NINE-MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                        2003            2002          2003           2002
                                                     AS RESTATED    AS RESTATED    AS RESTATED    AS RESTATED
                                                     -----------    -----------    -----------    -----------
INTEREST INCOME:
Credit card loans                                    $    23,250    $    27,433    $    82,870    $   182,283
Federal funds sold                                           264            145            787            369
Other                                                      1,142          3,838          4,592          7,400
                                                     -----------    -----------    -----------    -----------
Total interest income                                     24,656         31,416         88,249        190,052
                                                     -----------    -----------    -----------    -----------
Deposit interest expense                                   7,882         14,453         28,387         56,440
Other interest expense                                    14,414          8,799         31,966         25,932
                                                     -----------    -----------    -----------    -----------
Total interest expense                                    22,296         23,252         60,353         82,372
                                                     -----------    -----------    -----------    -----------
NET INTEREST INCOME                                        2,360          8,164         27,896        107,680
Provision for loan losses                                 33,019         26,340        107,838        178,817
                                                     -----------    -----------    -----------    -----------
NET INTEREST EXPENSE AFTER
   PROVISION FOR LOAN LOSSES                             (30,659)       (18,176)       (79,942)       (71,137)
                                                     -----------    -----------    -----------    -----------

OTHER OPERATING INCOME:
Securitization income                                     93,779        148,313         73,516        293,505
Servicing income on securitized / sold receivables        43,849         51,948        136,997        144,515
Credit card fees, interchange and other
   credit card income                                     17,934         19,749         67,713        135,946
Enhancement services revenue                              16,549         42,957         99,748        113,975
Loss on sale of credit card loans                       (117,183)            --       (117,183)            --
Gain on sale of membership club and warranty
   business                                               80,391             --         80,391             --
                                                     -----------    -----------    -----------    -----------
                                                         135,319        262,967        341,182        687,941
                                                     -----------    -----------    -----------    -----------
OTHER OPERATING EXPENSE:
Credit card account and other product
   solicitation and marketing expenses                    19,325         47,625         85,045        140,502
Employee compensation                                     41,997         51,875        141,099        162,788
Data processing services and communications               16,770         20,054         52,982         63,155
Credit protection claims expense                           6,585         11,452         26,537         34,263
Occupancy and equipment                                    8,716         11,665         27,253         36,753
Purchased portfolio premium amortization                   8,107          7,232         21,102         23,430
MasterCard/Visa assessment and fees                        2,444          3,377          7,090         10,794
Credit card fraud losses                                     988          1,981          2,997          7,162
Asset impairments, lease write-offs and severance         29,926             --         52,764          9,523
Loss on sale of deposits                                  32,963             --         32,963             --
Other                                                     28,965         19,279         68,624         66,214
                                                     -----------    -----------    -----------    -----------
                                                         196,836        174,540        518,456        554,584
                                                     -----------    -----------    -----------    -----------
(LOSS) INCOME BEFORE INCOME TAXES                        (92,176)        70,251       (257,216)        62,220
Income tax (benefit) expense                             (17,198)        25,201        (74,660)        23,012
                                                     -----------    -----------    -----------    -----------
NET (LOSS) INCOME                                        (74,978)        45,050       (182,556)        39,208
Convertible preferred stock dividends                     10,131          9,605         29,728         28,187
                                                     -----------    -----------    -----------    -----------
NET (LOSS) INCOME APPLICABLE TO COMMON
  STOCKHOLDERS                                       $   (85,109)   $    35,445    $  (212,284)   $    11,021
                                                     ===========    ===========    ===========    ===========
(LOSS) INCOME PER SHARE:
     Basic                                           $     (1.48)   $      0.50    $     (3.70)   $      0.18
     Diluted                                         $     (1.48)   $      0.50    $     (3.70)   $      0.18
SHARES USED TO COMPUTE LOSS PER SHARE:
     Basic                                                57,546         89,574         57,426         60,653
     Diluted                                              57,546         89,579         57,426         60,965
DIVIDENDS DECLARED PER COMMON SHARE                           --    $      0.01             --    $      0.03

See accompanying Notes to Unaudited Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands) (Unaudited)


                                                        NUMBER OF SHARES         PREFERRED     COMMON         PAID-IN
                                                    PREFERRED      COMMON          STOCK        STOCK         CAPITAL
                                                   -----------   -----------    -----------   -----------   -----------
BALANCE AT DECEMBER 31, 2001, AS PREVIOUSLY
     REPORTED                                            1,058        63,419    $   393,970   $       642   $   232,413
Cumulative restatements to prior periods,
     see Note 2                                             --            --             --            --            --
BALANCE AT DECEMBER 31, 2001, AS RESTATED                1,058        63,419    $   393,970   $       642   $   232,413
Net income (as restated)                                    --            --             --            --            --
Cash dividends                                              --            --             --            --            --
Common stock repurchased                                    --        (5,747)            --            --            --
Preferred dividends in kind                                 73            --         27,196            --            --
Issuance of common stock
     under employee benefit plans                           --           326             --             3         2,678
Issuance of restricted stock under employee
     benefit plans                                          --            76             --             1           967
Amortization of restricted
     stock                                                  --            --             --            --            --
                                                   -----------   -----------    -----------   -----------   -----------
BALANCE AT SEPTEMBER 30, 2002,
     AS RESTATED                                         1,131        58,074    $   421,166   $       646   $   236,058
                                                   ===========   ===========    ===========   ===========   ===========

BALANCE AT DECEMBER 31, 2002, AS
     PREVIOUSLY REPORTED                                 1,156        57,168    $   430,642   $       642   $   227,376
Cumulative restatements to prior periods,
     see Note 2                                             --            --             --            --            --
BALANCE AT DECEMBER 31, 2002, AS RESTATED                1,156        57,168    $   430,642   $       642   $   227,376
Net loss (as restated)                                      --            --             --            --            --
Preferred dividends in kind                                 80            --         29,728            --            --
Issuance of common stock
     under employee benefit plans                           --           426             --             4         2,547
Issuance of restricted
   stock under employee
   benefit plans                                            --           303             --             3           546
Restricted stock forfeitures                                --           (41)            --            --           (76)
Amortization of restricted
   stock                                                    --            --             --            --            --
                                                   -----------   -----------    -----------   -----------   -----------
BALANCE AT SEPTEMBER 30, 2003,
   AS RESTATED                                           1,236        57,856    $   460,370   $       649   $   230,393
                                                   ===========   ===========    ===========   ===========   ===========

                                                                                                    TOTAL
                                                       UNEARNED      TREASURY       RETAINED     STOCKHOLDERS'
                                                     COMPENSATION     STOCK         EARNINGS        EQUITY
                                                    -------------- ------------   ------------   -------------
BALANCE AT DECEMBER 31, 2001, AS PREVIOUSLY
     REPORTED                                       $      (4,980) $   (13,014)   $    532,924   $   1,141,955
Cumulative restatements to prior periods,
     see Note 2                                                --           --         (36,619)        (36,619)
BALANCE AT DECEMBER 31, 2001, AS RESTATED           $      (4,980) $   (13,014)   $    496,305   $   1,105,336
Net income (as restated)                                       --           --          39,208          39,208
Cash dividends                                                 --           --          (2,805)         (2,805)
Common stock repurchased                                       --      (43,717)             --         (43,717)
Preferred dividends in kind                                    --           --         (27,196)             --
Issuance of common stock
     under employee benefit plans                              --           --              --           2,681
Issuance of restricted stock under employee
     benefit plans                                           (968)          --              --              --
Amortization of restricted
     stock                                                  1,359           --              --           1,359
                                                    -------------    -----------   -----------    ------------
BALANCE AT SEPTEMBER 30, 2002,
     AS RESTATED                                    $      (4,589)   $   (56,731)  $   505,512    $  1,102,062
                                                    =============    ===========   ===========    ============

BALANCE AT DECEMBER 31, 2002, AS
     PREVIOUSLY REPORTED                            $          --    $   (58,308)  $   458,673    $  1,059,025
Cumulative restatements to prior periods,
     see Note 2                                                --             --        (4,352)         (4,352)
BALANCE AT DECEMBER 31, 2002, AS RESTATED           $          --    $   (58,308)  $   454,321    $  1,054,673
Net loss (as restated)                                         --             --      (182,556)       (182,556)
Preferred dividends in kind                                    --             --       (29,728)             --
Issuance of common stock
     under employee benefit plans                              --             --            --           2,551
Issuance of restricted
   stock under employee
   benefit plans                                             (549)            --            --              --
Restricted stock forfeitures                                   76             --            --              --
Amortization of restricted
   stock                                                      315             --            --             315
                                                    -------------    -----------   -----------    ------------
BALANCE AT SEPTEMBER 30, 2003,
   AS RESTATED                                      $        (158)   $   (58,308)  $   242,037    $    874,983
                                                    =============    ===========   ===========    ============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

                                                                                              NINE-MONTHS
                                                                            NINE-MONTHS          ENDED
                                                                              ENDED           SEPTEMBER 30,
                                                                            SEPTEMBER 30,        2002
                                                                               2003           AS RESTATED
                                                                          ---------------    ---------------
    OPERATING ACTIVITIES:
    Net (loss) income                                                     $      (182,556)   $        39,208
    Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
    Depreciation, amortization, and accretion                                    (121,497)          (135,904)
    Provision for loan losses                                                     107,838            178,817
    (Gain) loss from credit card securitization                                   161,588           (103,501)
    Gain on sale of membership club and warranty business                         (80,391)                --
    Asset impairments, lease write-offs, and severance                             52,764              9,523
    Loss on sale of deposits                                                       32,963                 --
    Market loss on derivative financial instruments                                 1,558             15,195
    Changes in operating assets and liabilities, net:
            Liquidity Reserve deposit                                             (83,875)                --
            Fair value of retained interests in loans securitized                  97,156            262,818
            Spread accounts receivable                                           (189,330)            26,219
            Other receivables due from credit card securitizations, net            24,981             28,755
            Accounts payable and accrued expenses                                   4,450            (19,409)
            Deferred income                                                       (37,568)           (37,602)
            Other                                                                 (50,810)            30,851
                                                                          ---------------    ---------------
    Net cash (used in) provided by operating activities                          (262,729)           294,970
                                                                          ---------------    ---------------
    INVESTING ACTIVITIES:
    Proceeds from transfers of portfolios to the Metris Master Trust              666,480          2,098,022
    Net cash from loan originations and principal collections on loans
      receivable                                                                 (466,289)          (490,386)
    Proceeds from sales of credit card portfolios to third parties                494,784                 --
    Proceeds from sale of club and warranty business                               45,000                 --
    Disposal of property and equipment                                             25,151                 --
    Additions to property and equipment                                              (538)            (5,607)
                                                                          ---------------    ---------------
    Net cash provided by investing activities                                     764,588          1,602,029
                                                                          ---------------    ---------------
    FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                                125,606                214
    Repayment of debt                                                            (132,417)          (292,000)
    Sale of deposits                                                             (559,282)                --
    Net decrease in deposits                                                     (327,174)          (958,779)
    Premium paid and transaction costs on sale of deposits                        (32,963)                --
    Cash dividends paid                                                                --             (2,805)
    Proceeds from issuance of common stock                                          2,551              2,681
    Repurchase of common stock                                                         --            (43,717)
                                                                          ---------------    ---------------
    Net cash used in financing activities                                        (923,679)        (1,294,406)
                                                                          ---------------    ---------------
    Net (decrease) increase in cash and cash equivalents                         (421,820)           602,593
    Cash and cash equivalents at beginning of period                              580,232            488,086
                                                                          ---------------    ---------------
    Cash and cash equivalents at end of period                            $       158,412    $     1,090,679
                                                                          ===============    ===============
SUPPLEMENTAL DISCLOSURES AND CASH FLOW INFORMATION:
Cash paid (received) during the period for:
   Interest                                                               $        59,395    $        87,025
   Income taxes                                                                   (78,131)           (15,551)
Tax benefit from employee stock option exercises                                        1                174


     See accompanying Notes to Unaudited Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except as noted) (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries. MCI's principal subsidiaries are Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank" or the "Bank"), Metris Direct, Inc. and Metris Receivables, Inc. MCI and its subsidiaries, as applicable, may be referred to as "we," "us," "our" or the "Company."

         All dollar amounts are presented as pre-tax amounts unless otherwise noted. We have eliminated all significant intercompany balances and transactions in consolidation.

INTERIM FINANCIAL STATEMENTS

         We have prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America ("GAAP")and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position and the results of our operations and our cash flows for the interim periods. You should read these consolidated financial statements in conjunction with the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Certain amounts in such Annual Report on Form 10-K will be restated (See Note 2). The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

PERVASIVENESS OF ESTIMATES

         We have prepared the consolidated financial statements in accordance with GAAP , which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates is our determination of the adequacy of the allowance for loan losses and our determination of the fair value of "Retained interests in loans securitized." The significant factors susceptible to future change that have an impact on these estimates include default rates, net interest spreads, payment rates, liquidity/ability to finance future receivables activity and overall economic conditions. The actual losses in our loan portfolio and the fair value of our "Retained interests in loans securitized" as of September 30, 2003, and December 31, 2002, could materially differ from these estimates. The accompanying unaudited consolidated financial statements do not include an adjustment to the fair value of retained interests that might result from the inability to finance future receivables.

COMPREHENSIVE INCOME

         SFAS No. 130 "Reporting Comprehensive Income," does not apply to our current financial results and therefore, net income equals comprehensive income.

SEGMENT REPORTING

         In the third quarter of 2003, we sold our membership club and warranty business. After the sale of this business, the Company conducts all operations through a single segment, and as such, management no longer separately evaluates the results of the former enhancement services segment in deciding how to allocate resources or in evaluating performance.

NOTE 2 - RESTATEMENTS

         The consolidated statements of income as presented for the three and nine-month periods ended September 30, 2003 and 2002 and the consolidated balance sheets as of September 30, 2003 and December 31, 2002 have been restated to reflect the following:

     o The valuation model and related collateral assumptions used to estimate the fair value of the Company's "Retained interests in loans securitized" did not properly reflect the structure of the Metris Master Trust and related series supplements. All periods presented have been restated to reflect the changes in the valuation model and the related collateral assumptions. These restatements impact "Retained interests in loans securitized," "Other receivables due from credit card securitizations, net" and "Securitization income."

     o The Company's policy for recognizing transaction costs related to the securitization of receivables through the Metris Master Trust or conduits was not in accordance with GAAP. Historically, these costs had been capitalized and amortized over the estimated life of the new debt securities. These costs are now allocated and recognized over the initial and reinvestment periods of the respective debt securities or Metris Master Trust financing unless the transaction results in a loss, in which case the costs are expensed as incurred. All periods presented have been restated to reflect the revised policy. This restatement impacts "Other assets" and "Securitization income."

     o The Company's policy for recognizing expenses related to credit card solicitation costs was not in accordance with GAAP. Historically, the Company had capitalized and expensed these costs over the estimated period over which the new credit card accounts were established, approximately three months. These costs are now expensed as incurred. All periods presented have been restated to reflect the revised policy. This restatement impacts "Other assets" and "Credit card account and other product solicitation and marketing expenses."

     o The Company corrected its accounting for interest rate caps purchased in May of 2002 and forward to comply with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. These costs had been deferred and amortized over the estimated life of the new debt securities. These instruments are now recorded at fair value. All periods presented have been restated to reflect this correction. This restatement impacts "Retained interests in loans securitized," "Other assets" and "Securitization income."

     o The Company's policy for recognizing debt waiver revenue on receivables sold to the Metris Master Trust was not in accordance GAAP. Historically, the Company recognized revenue in the month following completion of the cancellation period, generally one month. Cash flows related to debt waiver are now included in the valuation of the interest-only strip receivable. All periods presented have been restated to reflect the revised policy. This restatement impacts "Retained interests in loans securitized," "deferred income," "Enhancement services revenue," and "Securitization income."

     o At December 31, 2001 we had $50 million of "Allowance for loan losses" classified as valuation reserve in our "Retained interests in loans securitized." The valuation reserve was transferred to "Allowance for loan losses" through "Provision for loans losses" during the first quarter of 2002. We have restated the December 31, 2001 balance sheet and 2001 income statement and March 31, 2002 income statement to reflect this transfer occurring during the fourth quarter of 2001. This restatement impacts "Allowance for loan losses," "Retained interests in loans securitized," "Provision for loan losses" and "Securitization income."

         In addition, we have restated certain prior-period amounts to conform with the current period's presentation.

     o In prior periods, we classified interest income, provision for loan losses, and related credit card loan fees generated from retained interests in loans securitized on the income statement as "Interest Income-Credit card loans and retained interests in loans securitized," "Provision for loan losses" and "Credit card fees, interchange and other credit card income." For all periods presented, these amounts are now included in the estimation of the fair value of the interest-only strip receivable and "Securitization income."

     o In prior periods we classified spread accounts receivable in "Other receivables due from credit card securitizations, net." For all periods presented, we have reclassified our spread accounts receivable from "Other receivables due from credit card securitizations, net" to "Retained interests in loans securitized."

     o In prior periods, we classified servicing income in "Net securitization and credit card servicing income." For all periods presented, we have reclassified these amounts to "Servicing income."

     o In prior periods, income from our debt waiver product sold to customers of Direct Merchants Bank with receivables held by Direct Merchants Bank was included in "Enhancement services revenue." For all periods presented we have reclassified this income to "Credit card fees, interchange and other credit card income."

     o In prior periods, we classified the liquidity reserve deposit and other restricted cash deposits maintained at Direct Merchants Bank as "Short-term investments." We have reclassified these items to "Liquidity reserve deposit" for all periods presented.

     o In the third quarter of 2003, we sold our membership club and warranty business. Revenue related to this business for current and prior periods is classified as "Enhancement services revenue." Claims expense related to the sold business has been reclassified as "Other" expenses for all periods presented.

     o In addition to the tax effects of the pre-tax restatement amounts, the restated presentation also reflects the revised probable amounts of future taxable and deductible temporary differences, resulting in a reclassification of certain deferred income taxes to current income taxes. The effects of the reclass for each of the years ended December 31, 1998 through 2002 amounted to a reduction (addition) to deferred income taxes of $15.1 million, $40.3 million, $23.8 million, $1.0 million, and ($16.5 million), respectively. Such reclasses did not result in any adjustment to net income.

See Notes 3,4,6,7,8,9 and 14, all of which are impacted by these changes.

         The following tables present certain captions of the consolidated financial statements, for all periods presented, which were affected by the restatements.

                                                                      SEPTEMBER 30, 2003                  JUNE 30,2003
                                                              -------------------------------   -------------------------------
                                                                    AS                              AS
                                                                PREVIOUSLY                       PREVIOUSLY
                                                                 REPORTED       AS RESTATED       REPORTED        AS RESTATED
                                                              --------------   --------------   --------------   --------------
BALANCE SHEETS:

ASSETS:
Short-term investments                                        $      206,360   $      122,485   $      346,963   $      266,373
Liquidity reserve deposit                                                 --           83,875               --           80,590
Retained interests in loans securitized                            1,533,013               --        1,623,652               --
Less:  Valuation allowance                                           902,606               --          858,605               --
Net retained interests in loans securitized                          630,407          857,186          765,047          852,215
Other receivables due from credit card securitizations, net          322,528           85,490          281,233           92,611
Other assets                                                         113,327           97,042          167,783          207,397


LIABILITIES:
Accounts payable                                              $       67,132   $       62,079   $       49,996   $       49,996
Deferred income                                                       35,500           22,865          119,807          106,134
Accrued expenses and other liabilities                                76,229           93,287           92,173          115,274


STOCKHOLDERS' EQUITY
Retained earnings                                             $      267,951   $      242,037   $      398,414   $      327,146




                                                                      MARCH 31, 2003                  DECEMBER 31, 2002
                                                              -------------------------------   -------------------------------
                                                                    AS                              AS
                                                                PREVIOUSLY                       PREVIOUSLY
                                                                 REPORTED       AS RESTATED       REPORTED        AS RESTATED
                                                              --------------   --------------   --------------   --------------
BALANCE SHEETS:
ASSETS:
Short-term investments                                        $      412,155   $      342,934   $      429,419   $      429,419
Liquidity reserve deposit                                                 --           69,221               --               --
Retained interests in loans securitized                            1,670,171               --        1,736,912               --
Less:  Valuation allowance                                           931,052               --          986,517               --
Net retained interests in loans securitized                          739,119          805,633          750,395          808,026
Other receivables due from credit card securitizations, net          276,134          114,347          184,220          110,471
Other assets                                                         168,843          203,761          174,987          187,151


LIABILITIES:
Deferred income                                               $      138,207   $      123,570   $      159,267   $      143,148
Accrued expenses and other liabilities                               100,125          116,631           72,062           88,579


STOCKHOLDERS' EQUITY
Retained earnings                                             $      424,025   $      361,802   $      458,673   $      454,321



                                                                        DECEMBER 31,2001
                                                              --------------------------------
                                                                    AS
                                                                PREVIOUSLY
                                                                 REPORTED        AS RESTATED
                                                              --------------    --------------
BALANCE SHEETS:

ASSETS:
Allowance for credit card loan losses                         $     (410,159)   $     (460,159)
Retained interests in loans securitized                            1,339,178                --
Less: Valuation allowance                                            537,499                --
Net retained interests in loans securitized                          801,679           859,559
Other receivables due from credit card
  securitizations, net                                               114,456            33,386
Other assets                                                         268,155           278,634


LIABILITIES:
Deferred income                                               $      215,031    $      188,735
Accrued expenses and other liabilities                                82,313            82,517


STOCKHOLDERS' EQUITY
Retained earnings                                             $      532,924    $      496,305



                                                               THREE-MONTHS ENDED                  THREE-MONTHS ENDED
                                                               SEPTEMBER 30,2003                   SEPTEMBER 30,2002
                                                        --------------------------------    --------------------------------
                                                             AS                                  AS
                                                          PREVIOUSLY                          PREVIOUSLY
                                                           REPORTED        AS RESTATED         REPORTED        AS RESTATED
                                                        --------------    --------------    --------------    --------------
STATEMENTS OF INCOME:
Other operating income:
   Securitization income                                $           --    $       93,779    $           --    $      148,313
   Servicing income on securitized/sold receivables                 --            43,849                --            51,948
   Net securitization and credit card servicing
      (expense) income                                        (101,936)               --            71,287                --
   Credit card fees, interchange and other
        credit card income                                      15,925            17,934            20,834            19,749
   Credit protection revenue                                    42,614                --            57,730                --
   Enhancement services revenue                                 15,835            16,549            41,887            42,957
   Loss on sale of credit card loans                                --          (117,183)               --                --

Other operating expenses:
   Credit card account and other product solicitation
       and marketing expenses                                   19,574            19,325            48,824            47,625
   Credit protection claims expense                              6,944             6,585            12,370            11,452
Asset impairments, lease write-offs and severance               30,839            29,976                --                --
   Other                                                        28,604            28,965            18,358            19,279
(Loss) Income Before Income Taxes                             (175,776)          (92,176)           (2,175)           70,251
Income tax (benefit) expense                                   (55,444)          (17,198)             (848)           25,201
Net (loss) income                                             (120,332)          (74,978)           (1,327)           45,050
(Loss) earnings per share                                        (2.27)            (1.48)            (0.19)             0.50
Diluted (loss) earnings per share                                (2.27)            (1.48)            (0.19)             0.50

                                                                       NINE-MONTHS ENDED                  NINE-MONTHS ENDED
                                                                       SEPTEMBER 30,2003                  SEPTEMBER 30,2002
                                                              --------------------------------    --------------------------------
                                                                  AS                                  AS
                                                               PREVIOUSLY                          PREVIOUSLY
                                                                REPORTED         AS RESTATED        REPORTED          AS RESTATED
                                                              --------------    --------------    --------------    --------------
STATEMENTS OF INCOME:

Provision for loan losses                                     $      107,838    $      107,838    $      228,817    $      178,817
Net interest expense after provision for loan
  losses                                                             (79,942)          (79,942)         (121,136)          (71,137)
Other operating income:
   Securitization income                                                  --            73,516                --           293,505
   Servicing income on securitized/sold receivables                       --           136,997                --           144,515
   Net securitization and credit card servicing(expense)income       (14,430)               --           299,929                --
   Credit card fees, interchange and other
       Credit card income                                             57,828            66,850           114,593           135,946
   Credit protection revenue                                         139,738                --           179,272                --
   Enhancement services revenue                                       97,349            99,748           110,990           113,975
   Loss on sale of credit card loans                                      --          (117,183)               --                --

Other operating expenses:
   Credit card account and other product
       solicitation and marketing expenses                            83,766            85,045           145,569           140,502
   Credit protection claims expense                                   27,734            26,537            38,259            34,263
Asset impairments, lease write-offs and severance                     53,627            52,764                --                --
   Other                                                              67,428            68,624            62,215            66,214
(Loss) Income Before Income Taxes                                   (237,106)         (257,216)           23,999            62,220
Income tax (benefit) expense                                         (76,112)          (74,660)            9,360            23,012
Net (loss) income                                                   (160,994)         (182,556)           14,639            39,208
(Loss) earnings per share                                              (3.32)            (3.70)            (0.22)             0.18
Diluted (loss) earnings per share                                      (3.32)            (3.70)            (0.22)             0.18

                                                                   THREE-MONTHS ENDED                    THREE-MONTHS ENDED
                                                                     MARCH 31, 2003                        MARCH 31, 2002
                                                             ------------------------------        ------------------------------
                                                                 AS                                    AS
                                                             PREVIOUSLY                            PREVIOUSLY
STATEMENTS OF INCOME:                                         REPORTED          AS RESTATED         REPORTED          AS RESTATED
                                                             -----------        -----------        -----------        -----------
Provision for loan losses                                    $    44,786        $    44,786        $   111,876        $    61,876
Net interest expense after provision for loan
  losses                                                         (31,966)           (31,966)           (54,197)            (4,197)

Other operating income:
  Securitization (expense) income                                     --            (37,970)                --            102,446
  Servicing income on securitized/sold receivables                    --             47,813                 --             45,039
  Net securitization and credit card servicing income             56,396                 --            157,419                 --
  Credit card fees, interchange and other
       Credit card income                                         21,757             26,319             61,000             75,659
  Enhancement services revenue                                    93,684             43,509             94,996             34,274

Other operating expenses:
   Credit card account and other product solicitation
       and marketing expenses                                     36,054             33,688             40,552             47,253
   Enhancement services claims expense                            13,022                 --             11,207                 --
   Credit protection claims expense                                   --             12,306                 --              9,179
   Other                                                          19,639             20,351             16,461             18,490

(Loss) Income Before Income Taxes                                (37,644)          (127,441)            84,830             72,131
Income tax (benefit) expense                                     (12,686)           (44,611)            32,490             27,851
Net (loss) income                                                (24,958)           (82,830)            52,340             44,280
(Loss) earnings per share                                          (0.61)             (0.94)              0.55               0.46
Diluted (loss) earnings per share                                  (0.61)             (0.94)              0.54               0.46

                                                          THREE-MONTHS ENDED                      THREE-MONTHS ENDED
                                                             JUNE 30, 2003                           JUNE 30, 2002
                                                   --------------------------------        --------------------------------
                                                        AS                                      AS
                                                    PREVIOUSLY                              PREVIOUSLY
STATEMENTS OF INCOME:                                REPORTED          AS RESTATED           REPORTED          AS RESTATED
                                                   ------------        ------------        ------------        ------------
Other operating income:
     Securitization income                         $         --        $     17,707        $         --        $     42,746
     Servicing income on securitized/sold
        receivables                                          --              45,335                  --              47,528
     Net securitization and credit card
        servicing income                                 31,110                  --              71,223                  --
     Credit card fees, interchange and other
        credit card income                               20,146              23,460              32,759              40,538
     Enhancement services revenue                        84,954              39,690              95,649              36,744

Other operating expenses:
     Credit card account and other product
        solicitation and marketing expenses              28,138              32,032              56,193              45,624
     Enhancement services claims expense                  8,087                  --              15,917                  --
     Credit protection claims expenses                       --               7,646                  --              13,632
     Other                                               18,866              19,308              26,161              28,445

Loss Before Income Taxes                                (23,686)            (37,599)            (58,656)            (80,162)
Income tax benefit                                       (7,982)            (12,851)            (22,282)            (30,040)
Net loss                                                (15,704)            (24,748)            (36,374)            (50,122)
Loss per share                                            (0.44)              (0.60)              (0.74)              (0.97)
Diluted loss per share                                    (0.44)              (0.60)              (0.74)              (0.97)


                                                        SIX-MONTHS ENDED                        SIX-MONTHS ENDED
                                                          JUNE 30, 2003                           JUNE 30, 2002
                                                --------------------------------        --------------------------------
                                                     AS                                      AS
                                                 PREVIOUSLY                              PREVIOUSLY
STATEMENTS OF INCOME:                             REPORTED          AS RESTATED           REPORTED          AS RESTATED
                                                ------------        ------------        ------------        ------------
Provision for loan losses                       $     74,819        $     74,819        $    202,477        $    152,477
Net interest expense after provision for
  loan losses                                        (49,282)            (49,282)           (102,960)            (52,961)

Other operating income:
    Securitization (expense) income                       --             (20,263)                 --             145,192
    Servicing income on securitized/sold
        receivables                                       --              93,148                  --              92,567
    Net securitization and credit card
        servicing income                              87,506                  --             228,642                  --
    Credit card fees, interchange and
        other credit card income                      41,903              49,779              93,759             116,197
    Enhancement services revenue                     178,638              83,199             190,645              71,018

Other operating expenses:
    Credit card account and other product
        solicitation and marketing expenses           64,192              65,720              96,745              92,877
    Enhancement services claims expense               21,109                  --              27,124                  --
    Credit protection claims expense                      --              19,952                  --              22,811
    Other                                             38,505              39,659              42,622              46,935

(Loss) Income Before Income Taxes                    (61,330)           (165,040)             26,174              (8,030)
Income tax (benefit) expense                         (20,668)            (57,462)             10,208              (2,189)
Net (loss) income                                    (40,662)           (107,578)             15,966              (5,842)
Loss per share                                         (1.05)              (2.22)              (0.04)              (0.39)
Diluted loss per share                                 (1.05)              (2.22)              (0.04)              (0.39)


                                                             DECEMBER 31, 2002
                                                     --------------------------------
                                                          AS
                                                      PREVIOUSLY
STATEMENTS OF INCOME:                                  REPORTED           AS RESTATED
                                                     ------------        ------------
Provision for loan losses                            $    573,478        $    219,805
Net interest expense after provision for loan
  losses                                                 (149,635)            (93,919)
Other operating income:
  Securitization income                                        --             325,038
  Servicing income on securitized/sold
      receivables                                              --             195,214
  Net securitization and credit card
       servicing income                                   271,348                  --
  Credit card fees, interchange and other
       credit card income                                 202,664             161,653
  Enhancement services revenue                            392,827             153,516

Other operating expenses:
  Credit card account and other product
      solicitation and marketing expenses                 190,259             173,269
  Enhancement services claims expenses                     51,542                  --
  Credit protection claims expense                             --              44,550
  Other                                                    93,221             100,215

(Loss) income before income taxes                         (49,781)                283
Income tax (benefit) expense                              (15,930)              1,867
Net (loss)                                                (33,851)             (1,584)
Loss per share                                              (1.20)              (0.66)
Diluted loss per share                                      (1.20)              (0.66)

                                                          DECEMBER 31, 2001                   DECEMBER 31, 2000
                                                   ------------------------------        ----------------------------
                                                       AS                                    AS
                                                   PREVIOUSLY                            PREVIOUSLY
STATEMENTS OF INCOME:                               REPORTED          AS RESTATED         REPORTED        AS RESTATED
                                                   -----------        -----------        ----------       -----------
Finance charge income                              $        --        $   499,813        $      --        $ 546,455
Credit card loans and retained interests in
  loans securitized                                    681,503                 --          490,929               --

Federal funds and other interest income                     --             15,488               --           13,849
Federal funds sold                                       3,115                 --            9,139               --
Other                                                   12,372                 --            4,710               --

Net interest income                                    530,710            286,125          371,772          371,770
Provision for loan losses                              549,145            501,212          388,234          388,237

Other operating income:
  Net securitization and credit card
     servicing income                                  517,399                 --          444,254               --
  Securitization income                                     --            606,823               --          436,781
   Servicing income on securitized/sold
     receivables                                            --            159,074               --          128,823
   Credit card fees, interchange and other
     credit card income                                296,926            322,466          223,333          236,947
  Enhancement services revenue                         340,132            141,922          266,200          121,558
Other operating expenses:
   Credit card account and other product
       solicitation and marketing expenses             174,883            115,341          144,481          172,953
   Credit protection claims expense                         --             30,457               --           20,811
   Enhancement services claims expense                  35,628                 --           26,431               --
   Other                                                84,519            162,358           80,308           62,182

Income before income taxes                             421,868            287,919          322,911          308,504
Income tax expense                                     161,577            113,660          124,320          119,164
Net income                                             245,792            160,029          195,153          185,902
Earnings per share                                        2.52               1.64             2.19             2.08
Diluted earnings per share                                2.47               1.61             2.11             2.01


                                                               THREE-MONTHS ENDED                      THREE-MONTHS ENDED
                                                                 MARCH 31, 2003                          MARCH 31, 2002
                                                        --------------------------------        --------------------------------
                                                             AS                                      AS
                                                         PREVIOUSLY                              PREVIOUSLY
STATEMENTS OF CASH FLOWS:                                 REPORTED          AS RESTATED           REPORTED          AS RESTATED
                                                        ------------        ------------        ------------        ------------
Net (loss) income                                       $    (24,958)       $    (82,830)       $     52,340        $     44,280
Depreciation, amortization and accretion                      39,254             (27,726)             27,240             (43,787)
Provision for loan losses                                     44,786              44,786             111,876              61,876
Retained interests valuation income                          (56,920)                 --              (7,557)                 --
Loss from credit card securitizations                             --              60,714                  --              14,839
Changes in fair value of retained interests
  in loans securitized                                            --              83,608                  --              47,817
Market loss on derivative financial
  instruments                                                     --               2,286                  --               9,272
Changes in operating assets and liabilities, net:
  Liquidity reserve deposit                                       --             (69,221)                 --                  --
  Other receivables due from credit card
        securitizations, net                                 (99,401)             (3,876)            (18,825)             10,936
  Accounts payable and accrued expenses                       12,336              12,325              (5,384)             (4,128)
  Deferred income                                            (21,060)            (19,578)            (10,503)             (8,413)
  Spread accounts receivable                                      --             (99,604)                 --             (30,224)
  Other                                                      (15,964)            (50,063)             59,528              50,338
Net cash (used in) provided by operating
  activities                                                (105,132)           (132,402)            208,715             152,806
Net use of cash from sales and repayments of
  securitized loans                                         (723,527)                 --            (292,037)                 --
Net loans collected                                          738,427                  --              33,017                  --
Net cash from loan originations and principal
  collections on loans receivable                                 --             (27,051)                 --            (551,479)
Net cash provided by investing activities                    219,959             178,008             356,889             412,798

                                                                SIX-MONTHS ENDED                        SIX-MONTHS ENDED
                                                                  JUNE 30, 2003                          JUNE 30, 2002
                                                        --------------------------------        --------------------------------
                                                             AS                                      AS
                                                         PREVIOUSLY                              PREVIOUSLY
STATEMENTS OF CASH FLOWS:                                 REPORTED          AS RESTATED           REPORTED          AS RESTATED
                                                        ------------        ------------        ------------        ------------
Net (loss) income                                       $    (40,662)       $   (107,578)       $     15,966        $     (5,842)
Depreciation, amortization and accretion                      67,518             (86,968)             52,374             (92,351)
Provision for loan losses                                     74,819              74,819             202,477             152,477
Retained interests valuation (income)
  expense                                                   (131,893)                 --              38,126                  --
Loss (gain) from credit card securitizations                      --             117,775                  --             (54,500)
Changes in fair value of retained interests
  in loans securitized                                            --             103,898                  --             177,682
Market loss on derivative financial
  instruments                                                     --               5,086                  --              12,247
Changes in operating assets and liabilities, net:
  Liquidity reserve deposit                                       --             (80,590)                 --                  --
  Other receivables due from credit card
      securitizations, net                                  (104,500)             17,860              54,024              24,201
  Accounts payable and accrued expenses                       (2,111)            (20,930)             43,770              43,459
  Deferred income                                            (39,460)            (37,014)            (17,045)            (21,008)
  Spread accounts receivable                                      --            (141,321)                 --              29,491
  Other                                                      (29,477)            (89,033)             36,398               1,760
Net cash (used in) provided by
  operating activities                                      (182,978)           (179,348)            435,613             277,139
Net use of cash from sales and repayments of
  securitized loans                                         (773,955)                 --            (785,856)                 --
Net loans collected                                          733,600                  --             337,903                  --
Net cash from loan originations and principal
  collections on loans receivable                                 --            (124,575)                 --            (289,479)
Net cash provided by investing activities                    293,235             209,015           1,035,502           1,193,976

                                                                               NINE-MONTHS ENDED
                                                                              SEPTEMBER 30, 2002
                                                                       --------------------------------
                                                                            AS
                                                                        PREVIOUSLY              AS
STATEMENTS OF CASH FLOWS:                                                REPORTED            RESTATED
                                                                       ------------        ------------
Net income                                                             $     14,639        $     39,208
Depreciation, amortization and accretion                                     78,775            (135,904)
Provision for loan losses                                                   445,378             178,817
Retained interests valuation (income) expense                               (89,300)                 --
Change in fair value of retained interests in loans securitized                  --             262,818
Market loss on derivative financial instruments                              16,835              15,195
Spread accounts receivable                                                       --              26,219
Loss (gain) from credit card securitizations                                     --            (103,501)
Changes in operating assets and liabilities, net:
    Other receivables due from credit card
        securitizations, net                                                 39,822              28,755
    Accounts payable and accrued expenses                                   (12,756)            (19,409)
    Deferred income                                                         (36,491)            (37,602)
    Other                                                                    23,876              30,851
Net cash provided by operating activities                                   480,778             294,970
Proceeds from transfers of portfolios to the Metris Master Trust                 --           2,098,022
Net proceeds from sales and repayments of securitized loans                 163,155                  --
Net loans originated and collected                                        1,258,673                  --
Net cash from loan originations and principal
  collections on loans receivable                                                --            (490,386)
Net cash provided by investing activities                                 1,416,221           1,602,029


                                                                      DECEMBER 31, 2002
                                                               --------------------------------
                                                                    AS
                                                                PREVIOUSLY              AS
STATEMENTS OF CASH FLOWS:                                        REPORTED            RESTATED
                                                               ------------        ------------
Net loss                                                       $    (33,851)       $     (1,584)
Adjustments to reconcile net (loss) income
  to net cash provided by (used in) operating activities
Depreciation, amortization and accretion                            130,013            (175,314)
(Gain) loss from credit card securitizations                             --             (63,246)
Retained interests valuation income                                (118,953)                 --
Market loss on derivative financial instruments                          --              22,562
Changes in operating assets and liabilities, net:
  Fair value of retained interests in loans
    securitized                                                          --             334,540
  Spread accounts receivable                                             --            (107,220)
  Other receivables due from credit card
    securitizations, net                                            (23,680)            (77,085)
  Accounts payable and accrued expenses                             (43,476)            (27,163)
  Deferred income                                                   (55,764)                 --
  Other                                                              43,871              47,314
Net cash (used in) provided by operating activities                 499,374             459,390
Net use of cash from sales and repayments of
  securitized loans                                              (1,145,947)                 --
Net loans collected                                                 211,458                  --
Net cash from loan originations and principal
  collections on loans receivable                                        --            (961,940)
Net cash provided by investing activities                         1,162,727           1,135,276

                                                                 DECEMBER 31, 2001
                                                         --------------------------------
                                                              AS
                                                          PREVIOUSLY              AS
STATEMENTS OF CASH FLOWS:                                  REPORTED            RESTATED
                                                         ------------        ------------
Net income                                               $    245,792        $    160,029
Adjustments to reconcile net (loss) income
  to net cash provided by (used in)
  operating activities
Cumulative effect of accounting changes                        14,499                  --
Depreciation, amortization and accretion                      106,703            (114,967)
Provision for loan losses                                     549,145             501,211
(Gain) loss from credit card securitizations                       --              83,484
Retained interests valuation income                          (131,992)                 --
Tax benefit of options, net with common stock                      --              (8,988)
Asset impairments, lease write-offs, and severance                 --              14,499
Mark to market on interest rate caps                               --             (10,128)
Changes in operating assets and liabilities, net:
  Fair value of retained interests in loans
    securitized                                                    --             (38,903)
  Spread accounts receivable                                       --               6,570
  Other receivables due from credit card
    securitizations, net                                       (5,583)            (32,498)
  Accounts payable and accrued expenses                         6,446               8,603
  Deferred income                                             (20,476)            (23,306)
  Other                                                        45,878              49,344
Net cash provided by operating activities                     810,412             594,950
Net use of cash from sales and repayments of
  securitized loans                                         1,272,438                  --
Net loans collected                                        (2,617,045)                 --
Net cash from loan originations and principal
  collections on loans receivable                                  --          (1,475,129)
Additions to property and equipment                            (5,706)             (5,708)
Net cash provided by investing activities                  (1,087,907)           (881,433)
Proceeds from issuance of common stock                         17,260              26,248
Net cash used in financing activities                         244,141             253,129

                                                                   DECEMBER 31, 2000
                                                           --------------------------------
                                                                AS
                                                            PREVIOUSLY              AS
STATEMENTS OF CASH FLOWS:                                    REPORTED            RESTATED
                                                           ------------        ------------
Net income                                                 $    195,153        $    185,902
Adjustments to reconcile net (loss) income
  to net cash provided by (used in)
  operating activities
Depreciation, amortization and accretion                         76,256            (203,244)
Provision for loan losses                                       388,234                  --
Retained interests valuation income                            (104,710)                 --
(Gain) loss from credit card securitizations                         --              77,222

Changes in operating assets and liabilities, net:
  Fair value of retained interests in loans
    securitized                                                      --              61,639
  Spread accounts receivable                                         --               6,570
  Other receivables due from credit card
    securitizations, net                                         55,240             (19,879)
  Accounts payable and accrued expenses                          45,877              37,623
  Deferred income                                                60,403              61,367
  Other                                                         (53,058)           (104,495)
Net cash provided by operating activities                       666,833             494,380
Net proceeds from sales and repayments and repayment
  of securitized loans                                          551,911                  --
Net loans originated                                         (1,976,341)                 --
Net cash from loan originations and principal
  collections on loans receivable                                    --          (1,251,977)
Net cash provided by investing activities                    (1,705,034)         (1,532,581)

         In addition, the restatements will have the following impact on the previously reported annual information for the year ended December 31:


                                                           BASIC (LOSS) EARNINGS              DILUTED (LOSS) EARNINGS
                       NET (LOSS) INCOME                         PER SHARE                           PER SHARES
                  ----------------------------          ---------------------------         ---------------------------
                      AS                                    AS                                  AS
                  PREVIOUSLY             AS             PREVIOUSLY            AS            PREVIOUSLY            AS
                   REPORTED           RESTATED           REPORTED          RESTATED          REPORTED          RESTATED
                  ----------          --------          ----------         --------         ----------         --------
      2002          (33,851)           (1,584)            (1.20)            (0.66)            (1.20)            (0.66)
      2001          245,792           160,029              2.52              1.64              2.47              1.61
      2000          195,152           185,902              2.19              2.08              2.11              2.01
      1999           64,555           109,555             (1.07)             1.50             (1.07)             1.44
      1998           57,348            66,691              0.97              1.14              0.94              1.09

         A summary of the Company's revised accounting policies related to retained interests is as follows:

         Upon securitization, the Company removes the applicable credit card loans from the balance sheet and recognizes the "Retained interests in loans securitized" at their allocated carrying value in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("SFAS No. 140"). Credit card receivables are sold to the Metris Master Trust at the inception of a securitization series. We also sell credit card receivables to the Metris Master Trust to replenish receivable balances that have decreased due to payments and charge-offs. The difference between the allocated carrying value and the proceeds from the assets sold is recorded as a gain or loss on sale and is included in "Securitization (expense) income." At the same time, the Company recognizes the "Retained interests in loans securitized."

         The "Retained interests in loans securitized" are financial assets measured at fair value consistent with trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and includes the contractual retained interests, an interest-only strip receivable, excess transferor's interests and spread accounts receivable. The contractual retained interests consist of non-interest bearing securities held by the Company. The interest-only strip receivable represents the present value of the excess of the estimated future interest and fee collections expected to be generated by the securitized loans over the period the securitized loans are projected to be outstanding above the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses. The excess transferor's interests represent principal receivables held in the Metris Master Trust above the contractual retained interests. Spread accounts receivable represents restricted cash reserve accounts held by the Metris Master Trust that can be used to fund payments due to securitization investors and credit enhancers if cash flows are insufficient. Cash held in spread accounts is released to us if certain conditions are met or a securitization series terminates with amounts remaining in the spread accounts. The fair value of the "Retained interests in loans securitized" is determined through estimated cash flows discounted at rates that reflect the level of subordination, the projected repayment term, and risk of the securitized loans.

         At least quarterly, the Company reviews its "Retained interests in loans securitized" for changes in fair value and recognizes those changes as "Securitization (expense) income." The changes in fair value reflect the Company's revisions in the expected timing and amount of future cash flows. The significant factors that affect the timing and amount of future cash flows relate to the collateral assumptions, which include payment rate, default rate, gross yield and discount rate.

         The Company recognizes future cash flows associated with its retained interests using the effective yield method in accordance with EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Accordingly, "Securitization (expense) income" includes discount accretion associated with the contractual retained interests, the excess transferor's interests, the interest-only strip receivable, spread accounts receivable as well as the difference in the actual excess spread received as compared to the estimated amount recorded related to the interest-only strip. Since the Company's retained interests are trading securities, the impairment provisions of EITF 99-20 are not applicable.

         Up-front transaction costs related to securitizations are allocated and recognized over the initial and reinvestment periods unless the transaction results in a loss, in which case, the costs are expensed as incurred and recorded as "Securitization (expense) income."

         The Company services the receivables held by the Metris Master Trust, and receives annual servicing fees based upon the principal receivables outstanding. "Servicing income" is recognized when earned. We consider these fees to be adequate compensation and as a result no servicing asset or liability is recorded.

         "Other receivables due from credit card securitizations, net" primarily represents cash accumulated in the Metris Master Trust during a month, which is released to Metris Receivables, Inc. the following month.

NOTE 3 - EARNINGS PER SHARE

         The following table presents the computation of basic and diluted weighted-average shares used in the per-share calculations:


                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                                  --------------------------------       --------------------------------
                                                      2003                2002               2003                2002
                                                  ------------        ------------       ------------        ------------
Net (Loss) income                                 $    (74,978)       $     45,050       $   (182,556)       $     39,208
Preferred dividends - Series C                          10,131               9,605             29,728              28,187
                                                  ------------        ------------       ------------        ------------
Net (loss) income applicable to common
     stockholders                                 $    (85,109)       $     35,445       $   (212,284)       $     11,021
                                                  ============        ============       ============        ============

Weighted-average common shares outstanding              57,546              58,311             57,426              60,653
Adjustments for dilutive securities:
Assumed conversion of convertible preferred
     stock (1)                                              --              31,263                 --                  --
                                                  ------------        ------------       ------------        ------------
Basic common shares                                     57,546              89,574             57,426              60,653
Assumed exercise of outstanding stock
     options (1)                                            --                   5                 --                 312
                                                  ------------        ------------       ------------        ------------
Diluted common shares                                   57,546              89,579             57,426              60,965
                                                  ============        ============       ============        ============

The convertible preferred stock is participating. The loss per share calculation for the three- and nine-month periods ended September 30, 2003 and 2002 excludes the assumed conversion of the convertible preferred stock and the outstanding stock options, as they are anti-dilutive.

NOTE 4 - STOCK-BASED COMPENSATION PLANS

         We recognize compensation cost for stock-based employee compensation plans based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. No expense was reflected in net income related to stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. We recorded $0.2 million of amortization of deferred compensation obligation, net of related tax benefit, in "Employee compensation" related to restricted stock granted in 2003.

         Pro forma information regarding "Net (loss) income" and "Loss per share" has been determined as if we accounted for our employee stock options under the fair value method. The fair value of the options was estimated at the grant date using a Black-Scholes option-pricing model. The fair value of the options is amortized to expense over the options' vesting periods. Under the fair value method, our net (loss) earnings and (loss) earnings per share would have been recorded at the pro forma amounts indicated below:

                                                                THREE-MONTHS ENDED                   NINE-MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                          -----------------------------        ----------------------------
                                                             2003               2002              2003               2002
                                                          ----------         ----------        ----------        ----------
Net (loss) income, as restated                            $  (74,978)        $   45,050        $ (182,556)       $   39,208
Add:  Stock-based employee compensation
  expense included in restated net
  (loss) income, net of related tax effects                       69                285               206               866
Deduct:  Annual stock-based employee compensation
   (benefit) expense determined based on the fair
   value for all awards, net of related tax effects           (9,217)             6,149           (13,974)           19,734
                                                          ----------         ----------        ----------        ----------
Pro forma net (loss) income                               $  (65,692)        $   39,186        $ (168,376)       $   20,340
                                                          ==========         ==========        ==========        ==========
Loss per share (as restated):
   Basic, as restated                                     $    (1.48)        $     0.50         $   (3.70)        $    0.18
                                                          ==========         ==========        ==========        ==========
   Basic-pro forma                                        $    (1.32)        $     0.44         $   (3.45)        $    0.22
                                                          ==========         ==========        ==========        ==========

   Diluted, as restated                                   $    (1.48)        $     0.50         $   (3.70)        $    0.18
                                                          ==========         ==========        ==========        ==========
   Diluted-pro forma                                      $    (1.32)        $     0.44         $   (3.45)        $    0.22
                                                          ==========         ==========        ==========        ==========
Weighted-average assumptions in option valuation:
   Risk-free interest rates                                      1.8%               3.7%              1.5%              3.7%
   Dividend yields                                                --                1.6%               --               1.6%
   Stock volatility factor                                     128.4%              92.9%            111.4%             92.9%
   Expected life of options (in years)                           2.7                6.0               3.7               6.0

         The above pro forma amounts may not be representative of the effects on restated net (loss) earnings for future periods. During the three-months ended September 30, 2003, no equity-based compensation was granted.

NOTE 5 - ACCOUNTING CHANGES

         In January 2003, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 requirements are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our financial statements.

         In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FASB Interpretation No. 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity activities or entitled to receive a majority of the entity's residual returns or both. Interpretation No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period ending after December 15, 2003. Interpretation No. 46 provides a specific exemption for entities qualifying as Qualified Special Purpose Entities as described in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125." All of our non-consolidated entities are Qualified Special Purpose Entities under the definition in SFAS No. 140. In December 2003, FASB issued a revision of FIN 46 to clarify some of the provisions of the original Interpretation, and to exempt certain entities from its requirements. The revision did not change the exemption in the original Interpretation for Qualified Special Purpose Entities. We do not expect the adoption of this Interpretation to have a material impact on our financial statements.

         In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after September 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial statements.

         In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for classification and measurement of certain instruments with characteristics of both liabilities and equity. It requires that financial instruments within its scope be classified as a liability (or asset in some circumstances). Many of those instruments were classified as equity under previous accounting guidance. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial statements.

NOTE 6 - LIQUIDITY RESERVE DEPOSIT

         Direct Merchants Bank has established restricted deposits with third-party depository banks for the purpose of supporting Direct Merchants Bank's funding needs and to satisfy banking regulators' requirements under the Operating Agreement, dated March 18, 2003, which was modified on December 11, 2003, among Direct Merchants Bank, MCI and the Office of the Comptroller of the Currency. These deposits are invested in short term liquid investments. As of September 30, 2003, the balance of these deposits was $83.9 million and is classified on the balance sheets as "Liquidity reserve deposit."

NOTE 7 - ALLOWANCE FOR LOAN LOSSES

         The activity in the "Allowance for loan losses" is as follows:


                                                   THREE-MONTHS ENDED                       NINE-MONTHS ENDED
                                                      SEPTEMBER 30,                           SEPTEMBER 30,
                                            --------------------------------        --------------------------------
                                               2003                 2002               2003                  2002
                                            ------------        ------------        ------------        ------------
Balance at beginning of period              $    109,162        $    275,279        $     90,315        $    460,159
Allowance related to assets
  transferred to the Metris
  Master Trust                                   (32,784)            (95,614)            (36,765)           (264,194)
Provision for loan losses                         33,019              26,340             107,838             178,817
Principal receivables charged-off (1)            (68,454)            (91,509)           (121,924)           (271,995)
Recoveries                                         1,459               6,472               2,938              18,181
                                            ------------        ------------        ------------        ------------
Net principal receivables charged-off            (66,995)            (85,037)           (118,986)           (253,814)
                                            ------------        ------------        ------------        ------------
Balance at end of period                    $     42,402        $    120,968        $     42,402        $    120,968
                                            ============        ============        ============        ============

(1) Included in principal receivables charged-off for all periods presented is the effect of sales of "Credit card loans" to third parties.

         "Credit card loans" greater than 30 days contractually past due as of September 30, 2003, December 31, 2002, and September 30, 2002, were $16.7 million, $7.9 million and $47.3 million, respectively.

NOTE 8 - RETAINED INTERESTS IN LOANS SECURITIZED

         Our credit card receivables are primarily funded through asset securitizations. As part of the asset securitizations, credit card receivables are transferred to the Metris Master Trust, a non-consolidated, qualifying special purpose entity that issues asset backed securities representing undivided interests in receivables held in the Metris Master Trust and the right to receive future collections of principal, interest and fees related to those receivables. The senior classes of these securities are sold to third party investors. We retain subordinated interests in the securitized receivables, including contractual retained interests, an interest-only strip receivable, excess transferor's interests maintained above the contractual retained interests, and spread accounts receivable. The components of these retained interests are recorded at their fair value.

         The following table shows the fair value of the components of the "Retained interests in loans securitized" as of September 30, 2003 and December 31, 2002.


                                                     SEPTEMBER 30,       DECEMBER 31,
                                                         2003                2002
                                                     -------------       ------------
Contractual retained interests                       $    584,585       $    685,197
Excess transferor's interests                              56,049             57,447
Interest-only strip receivable                              4,867             13,882
Spread accounts receivable                                211,685             51,500
                                                     ------------       ------------
Retained interests in loans securitized              $    857,186       $    808,026
                                                     ============       ============

         The following table illustrates the significant assumptions used for estimating the fair value of retained interests as of September 30, 2003 and December 31, 2002.

                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                       2003                 2002
                                                                     -------------       ------------
Monthly payment rate                                                    6.7%                6.7%
Gross yield (1)                                                        25.3%               26.0%
Annual interest expense and servicing fees                              3.9%                4.0%
Annual gross principal default rate                                    21.3%               21.7%
Discount rate:
     Contractual retained interests                                    16.0%               16.0%
     Excess transferor's interests                                     16.0%               16.0%
     Interest-only strip receivable                                    30.0%               30.0%
     Spread accounts receivable                                        15.3%               16.0%


         (1)Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries. Gross yield for purposes of estimating fair value does not include cash flows from interchange income, or cash advance fees.

         At September 30, 2003, the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes are as follows (in millions):

                                                               ADVERSE IMPACT ON FAIR VALUE
                                                          10% ADVERSE CHANGE  20% ADVERSE CHANGE
                                                          ------------------  ------------------
Annual discount rate                                         $       22.5       $       44.2
Monthly payment rate                                                149.3              342.9
Gross yield                                                         127.7              266.5
Annual interest expense and servicing fees                           22.5               50.1
Annual gross principal default rate                                 101.5              206.0

         As the sensitivity indicates, the value of the Company's retained interests on its balance sheet, as well as reported earnings, could differ significantly if different assumptions or conditions prevail.

NOTE 9 - SECURITIZATION INCOME

         The following summarizes "Securitization (expense) income" for the three- and nine-month periods ended September 30, 2003 and 2002.

                                                                THREE-MONTHS ENDED                      NINE-MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                         --------------------------------        --------------------------------
                                                            2003                 2002                2003                2002
                                                         ------------        ------------        ------------        ------------
Loss on new securitization of receivables to
   the Metris Master Trust                               $    (23,015)       $         --        $    (55,214)       $    (70,578)
(Loss) gain on replenishment of receivables to the
   Metris Master Trust                                        (20,798)             49,002            (106,374)            174,079
Discount accretion                                             85,549              84,149             240,035             228,875
Change in fair value                                            6,742             (85,136)            (97,156)           (262,818)
Interest-only revenue                                          74,851             114,048             165,750             276,774
Transaction and other costs                                   (29,550)            (13,750)            (73,525)            (52,827)
                                                         ------------        ------------        ------------        ------------
         Securitization income                           $     93,779        $    148,313        $     73,516        $    293,505
                                                         ============        ============        ============        ============


NOTE 10 - SALE OF MEMBERSHIP CLUB AND WARRANTY BUSINESS

         On July 29, 2003, we sold our membership club and warranty business to CPP Group, a privately-owned leading provider of assistance products and services throughout Europe, for cash proceeds of $45 million. We recorded a gain on the sale of $80.4 million. Included in the gain was the recognition of $82.7 million of "Deferred income" and the write-off of $36.6 million of deferred costs, which are included in "Other assets." After the sale we have $11.0 million of "Deferred income", $7.0 million in deferred costs, and $14.2 million of "Accrued expenses and other liabilities" on our balance sheet related to certain obligations associated with the sold business, which will expire throughout 2004.

NOTE 11 - SALE OF CREDIT CARD LOANS

         On September 16, 2003, we sold approximately 160,000 credit card accounts amounting to $590.9 million of "Credit card loans" to a third party for cash proceeds of $488.3 million. The sale included $144.4 million of receivables from Direct Merchants Bank and $446.5 million of receivables from Metris Receivables, Inc., which were removed from the Metris Master Trust pursuant to a random removal of account provision ("ROAP"). This was the first time we had exercised the ROAP. Under the terms of the pooling and servicing agreement, as amended, we are limited to one random removal of accounts per month from the Metris Master Trust. We recorded a loss on the sale of $72.1 million, including a write-off of purchased portfolio premium and other transaction costs. The sale was undertaken in order to provide funding for the sale of Direct Merchants Bank's certificates of deposit and to create additional liquidity in the Metris Master Trust.

NOTE 12 - SALE OF CERTIFICATES OF DEPOSIT

         On September 30, 2003, we sold all of the brokered and retail jumbo certificates of deposit issued by Direct Merchants Bank. The face value of the "Deposits" sold was $559.3 million. We recorded a loss on that sale of $33.0 million. Upon completion of the sale, we were in full compliance with a request by the Office of the Comptroller of the Currency ("OCC") to eliminate the deposit risk to the Federal Deposit Insurance Corporation ("FDIC") by September 30, 2003.

NOTE 13 - SUBSEQUENT EVENTS

         On November 13, 2003, we sold approximately 125,000 credit card accounts amounting to $494.3 million of "Credit card loans" to a third party for cash proceeds of $396.5 million. Prior to the sale these credit card receivables were held by the Metris Master Trust. During the third quarter of 2003, we recognized the expected loss on the sale of $71.3 million, which included a write-off of purchased portfolio premium and estimated transaction costs related to this sale. This sale was undertaken at the request of our conduit providers.

         On November 19, 2003, we entered into a back up servicer agreement with a third party. The agreement is intended to ensure that the Metris Master Trust will be serviced by a third-party should Direct Merchants Bank be unable to provide such service. The terms of the agreement are consistent with the current servicing agreement between the Metris Master Trust and Direct Merchants Bank.

         On December 11, 2003, we entered into a Modified Operating Agreement with the OCC, which replaced the original Operating Agreement dated March 18, 2003. The Modified Operating Agreement requires, among other things, the following:

         o The Bank must maintain capital at the dollar level reported on the September 30, 2003, Call Report, unless otherwise approved by the OCC. The Bank may continue to pay dividends in accordance with applicable statutory and regulatory requirements, provided capital remains at the aforementioned level.

         o The Bank shall maintain, at a minimum, liquid assets of not less than $35 million or 100% of the average highest daily funding requirement for managed receivables.

         o The Bank is required to continue to comply with the terms of the Liquidity Reserve Deposit Agreement.

         o The Bank and MCI are required to comply with the terms of the Capital Assurance and Liquidity Maintenance Agreement.

         If the OCC were to conclude that the Bank failed to adhere to any provision of the Modified Operating Agreement, the OCC could pursue various enforcement options.

NOTE 14 - INCOME TAXES

         The components of the (benefit) provision for income taxes consisted of the following:

                                     THREE-MONTHS ENDED                      NINE-MONTHS ENDED
                                        SEPTEMBER 30                            SEPTEMBER 30
                                  2003               2002                2003                  2002
                              ------------        ------------        ------------        ------------
Current:
  Federal                     $    (41,623)       $    (40,232)       $    (94,179)       $    (31,296)
  State                                797              (2,002)                148                (311)
                              ------------        ------------        ------------        ------------
                                   (40,826)            (42,234)            (94,031)            (31,607)
                              ------------        ------------        ------------        ------------

Deferred:
  Federal                           23,059              65,213              18,813              53,138
  State                                569               2,222                 558               1,481
                              ------------        ------------        ------------        ------------
                                    23,628              67,435              19,371              54,619
                              ------------        ------------        ------------        ------------

(Benefit) provision for
  income taxes                $    (17,198)       $     25,201        $    (74,660)       $     23,012
                              ============        ============        ============        ============

         A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

                                                THREE-MONTHS ENDED                        NINE-MONTHS ENDED
                                                   SEPTEMBER 30                             SEPTEMBER 30
                                             2003                 2002                2003                 2002
                                         ------------         ------------        ------------         ------------
Statutory federal income tax rate                35.0%                35.0%               35.0%                35.0%
State income taxes, net of federal
  benefit                                        (0.9)                 0.2                (0.2)                 1.2
Valuation allowance                             (14.5)                  --                (5.2)                  --
Other, net                                       (0.9)                 0.7                (0.6)                 0.8
                                         ------------         ------------        ------------         ------------
Effective income tax rate                        18.7%                35.9%               29.0%                37.0%
                                         ============         ============        ============         ============

Our deferred tax assets and liabilities are as follows:

                                                                        SEPTEMBER 30        DECEMBER 31
                                                                           2003                2002
                                                                        ------------        ------------
Deferred income tax assets resulting from future
deductible and taxable temporary differences:
     Allowance for loan losses and retained
        interests fair value adjustments                                $    161,936        $    176,811
     Deferred revenues                                                        12,031              59,042
     Other                                                                    79,637              63,631
     Valuation allowance                                                     (13,357)                 --
                                                                        ------------        ------------
Total deferred tax assets                                                    240,247             299,484
                                                                        ------------        ------------

Deferred income tax liabilities resulting from future taxable and deductible temporary differences:
     Accrued interest on credit card loans                                   211,205             207,984
     Deferred marketing costs                                                  5,909              35,689
     Other                                                                    21,679              34,986
                                                                        ------------        ------------
Total deferred tax liabilities                                               238,793             278,659
                                                                        ------------        ------------

Net deferred tax assets                                                 $      1,454        $     20,825
                                                                        ============        ============


         During the third quarter of 2003, the Company recorded a $13.4 million valuation allowance against its deferred tax assets due to uncertainties related to the Company's realization. We believe, based on our operating earnings in prior years and expected reversal of taxable temporary differences, the remaining deferred tax assets are fully realizable.

         In addition to the tax effects of the pre-tax restatement amounts, the restated presentation also reflects revised probable amounts of future taxable and deductible temporary differences, resulting in a reclassification of certain deferred income taxes to current income taxes. The effects of the reclass for each of the years ended December 31, 1998 though 2002 amounted to a reduction (addition) to deferred income taxes of $15.1 million, $40.3 million, $23.8 million, $1.0 million, and ($16.5 million), respectively. Such reclasses did not result in any adjustment to net income.

         The Internal Revenue Service ("IRS") has completed its examination of the Company's tax returns through December 31, 1998. The IRS has proposed adjustments to increase the Company's federal income tax by $42.9 million, plus interest of more than $16 million, pertaining to the Company's treatment of certain credit card fees as original issue discount ("OID"). Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees constitute OID and must be deferred and amortized over the life of the underlying "Credit card loans" for tax purposes. Cumulatively through September 30, 2003, the Company has deferred approximately $200 million in federal income tax under the OID rules. Any assessment similar to what has been proposed by the IRS may ultimately require the Company to pay the federal tax plus state taxes and related interest.

         The Company believes its treatment of these fees is appropriate and continues to work with the IRS to resolve the proposed adjustments. The Company's position on the treatment of credit card fees is consistent with that of many other U.S. credit card issuers. We do not expect final settlement or additional tax to be paid over the next twelve months. However, both the timing and amount of the final resolution of this matter are uncertain.

NOTE 15 - ASSET IMPAIRMENTS, LEASEHOLD WRITE-OFFS AND SEVERANCE

         During the third quarter of 2003, the Company recorded $2.6 million for a workforce reduction, approximately $5.4 million in write-downs of excess property, equipment, and operating leases and a $22.0 million write-off of purchased portfolio premium on "Credit card loans" sold in the third and fourth quarters of 2003.

NOTE 16 - SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

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

METRIS COMPANIES INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2003
(DOLLARS IN THOUSANDS)
UNAUDITED


                                                  METRIS
                                                COMPANIES       GUARANTOR       NON-GUARANTOR
                                                   INC.        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                               -----------     ------------     -------------    ------------     ------------
ASSETS:
Cash and cash equivalents                      $    19,198      $       307      $   138,907     $        --      $   158,412
Liquidity reserve deposit                               --               --           83,875              --           83,875
Net credit card loans                                 (354)              --           68,874              --           68,520
Retained interests in loans securitized                 --               --          841,408          15,778          857,186
Property and equipment, net                             --           39,004               35              --           39,039
Purchased portfolio premium, net                        90               --           21,369              --           21,459
Other receivables due from credit card
   securitizations, net                                  5               --           85,485              --           85,490
Other assets                                        23,275            4,775          136,795         (67,803)          97,042
Investment in subsidiaries                       1,255,004          859,749               --      (2,114,753)              --
                                               -----------      -----------      -----------     -----------      -----------
TOTAL ASSETS                                   $ 1,297,218      $   903,835      $ 1,376,748     $(2,166,778)     $ 1,411,023
                                               ===========      ===========      ===========     ===========      ===========

LIABILITIES:
Deposits                                       $    (1,000)     $        --      $     7,298     $        --      $     6,298
Debt                                               394,511               --               --         (43,000)         351,511
Accounts payable                                     1,417           26,532           34,179             (49)          62,079
Deferred income                                         --               --           24,489          (1,624)          22,865
Accrued expenses and other liabilities              27,307         (377,701)         451,033          (7,352)          93,287
                                               -----------      -----------      -----------     -----------      -----------
TOTAL LIABILITIES                                  422,235         (351,169)         516,999         (52,025)         536,040
                                               -----------      -----------      -----------     -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                         874,983        1,255,004          859,749      (2,114,753)         874,983
                                               -----------      -----------      -----------     -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 1,297,218      $   903,835      $ 1,376,748     $(2,166,778)     $ 1,411,023
                                               ===========      ===========      ===========     ===========      ===========

METRIS COMPANIES INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2002 (AS RESTATED)
(DOLLARS IN THOUSANDS)
UNAUDITED

                                                  METRIS
                                                COMPANIES       GUARANTOR       NON-GUARANTOR
                                                   INC.        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                               -----------     ------------     -------------    ------------     ------------
ASSETS:
Cash and cash equivalents                      $    (3,795)     $     8,109     $   575,918      $        --      $   580,232
Net credit card loans                                3,813               --         752,289               --          756,102
Retained interests in loans securitized                 --               --         808,026               --          808,026
Property and equipment, net                             --           63,395          20,436               --           83,831
Purchased portfolio premium, net                       128               --          64,451               --           64,579
Other receivables due from credit card
   securitizations, net                                 13               --         110,458               --          110,471
Other assets                                        10,160           44,252         180,591          (47,852)         187,151
Investment in subsidiaries                       1,594,352        1,549,307              --       (3,143,659)              --
                                               -----------      -----------     -----------      -----------      -----------
TOTAL ASSETS                                   $ 1,604,671      $ 1,665,063     $ 2,512,169      $(3,191,511)     $ 2,590,392
                                               ===========      ===========     ===========      ===========      ===========

LIABILITIES:
Deposits                                       $    (1,000)     $        --     $   893,754      $        --      $   892,754
Debt                                               391,228            9,421              --          (43,000)         357,649
Accounts payable                                        71           20,683          38,949           (6,114)          53,589
Deferred income                                         --           16,681         129,978           (3,511)         143,148
Accrued expenses and other liabilities             159,699           23,926         (99,819)           4,773           88,579
                                               -----------      -----------     -----------      -----------      -----------
TOTAL LIABILITIES                                  549,998           70,711         962,862          (47,852)       1,535,719
                                               -----------      -----------     -----------      -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                       1,054,673        1,594,352       1,549,307       (3,143,659)       1,054,673
                                               -----------      -----------     -----------      -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 1,604,671      $ 1,665,063     $ 2,512,169      $(3,191,511)     $ 2,590,392
                                               ===========      ===========     ===========      ===========      ===========

METRIS COMPANIES INC.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
THREE-MONTHS ENDED SEPTEMBER 30, 2003
(DOLLARS IN THOUSANDS)
UNAUDITED

                                                    METRIS
                                                  COMPANIES     GUARANTOR     NON-GUARANTOR
                                                     INC.      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                  ---------    ------------   -------------   ------------   ------------
NET INTEREST (EXPENSE) INCOME                     $ (13,825)     $   2,209      $  13,976      $      --      $   2,360
Provision for loan losses                             2,028             --         30,991             --         33,019
                                                  ---------      ---------      ---------      ---------      ---------
NET INTEREST (EXPENSE) INCOME AFTER PROVISION
   FOR LOAN LOSSES                                  (15,853)         2,209        (17,015)            --        (30,659)
                                                  ---------      ---------      ---------      ---------      ---------
OTHER OPERATING INCOME:
Securitization income (expense)                      10,307             --         82,816            656         93,779
Servicing (expense) income on securitized/
   sold receivables                                      --             --         43,849             --         43,849
Credit card fees,
   Interchange and other
   Credit card income                                   721         24,903         26,802        (34,492)        17,934
Enhancement services
   (expense) revenue                                   (832)         2,923          3,131         11,327         16,549
Loss on sale of credit card loans                        --             --       (117,183)            --       (117,183)
Gain on sale of membership
  and warranty business                                  --          9,445         70,946             --         80,391
Intercompany allocations                              2,324         52,687          4,439        (59,450)            --
                                                  ---------      ---------      ---------      ---------      ---------
                                                     12,520         89,958        114,800        (81,959)       135,319
                                                  ---------      ---------      ---------      ---------      ---------
OTHER OPERATING EXPENSE:
Credit card account and
   Other product solicitation and marketing
   expenses                                              --         13,855         26,598        (21,128)        19,325
Employee compensation                                    --         40,118          1,879             --         41,997
Data processing services and communications               7        (19,609)        40,905         (4,533)        16,770
Credit protection claims expense                         --             --          6,585             --          6,585
Occupancy and equipment                                  --          8,660             56             --          8,716
Purchased portfolio premium
 amortization                                            18             --          9,383         (1,294)         8,107
MasterCard/Visa assessment
  and fees                                               --          2,444             --             --          2,444
Credit card fraud losses                                 14             --            974             --            988
Asset impairments, lease write-offs and
   severance                                             --          7,909         22,930             --         30,839
Loss on sale of deposits                                 --             --         32,963             --         32,963
Other                                                 2,652         13,280         27,234        (15,064)        28,102
Intercompany allocations                                 26         19,327         40,096        (59,449)            --
                                                  ---------      ---------      ---------      ---------      ---------
                                                      2,717         85,984        209,603       (101,468)       196,836
                                                  ---------      ---------      ---------      ---------      ---------
(LOSS) INCOME BEFORE INCOME TAX BENEFIT AND
   EQUITY IN LOSS OF SUBSIDIARIES                    (6,050)         6,183       (111,818)        19,509        (92,176)
Income tax (benefit)
   Expense                                           (1,848)         2,985        (24,294)         5,959        (17,198)
Equity in loss of
  Subsidiaries                                      (70,776)       (87,524)            --        158,300             --
                                                  ---------      ---------      ---------      ---------      ---------
NET (LOSS) INCOME                                 $ (74,978)     $ (84,326)     $ (87,524)     $ 171,850      $ (74,978)
                                                  =========      =========      =========      =========      =========

METRIS COMPANIES INC.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
THREE-MONTHS ENDED SEPTEMBER 30, 2002 (AS RESTATED)
(DOLLARS IN THOUSANDS)
UNAUDITED


                                                METRIS
                                              COMPANIES     GUARANTOR     NON-GUARANTOR
                                                 INC.      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ---------    ------------   -------------  ------------   ------------
NET INTEREST (EXPENSE)
   INCOME                                     $ (10,526)     $     443      $  18,247      $      --      $   8,164
Provision for loan losses                            38             --         25,672            630         26,340
                                              ---------      ---------      ---------      ---------      ---------
NET INTEREST (EXPENSE)
   INCOME AFTER PROVISION FOR LOAN LOSSES       (10,564)           443         (7,425)          (630)       (18,176)
                                              ---------      ---------      ---------      ---------      ---------
OTHER OPERATING INCOME:
Securitization (expense) income                  (2,903)           (13)       158,171         (6,942)       148,313
Servicing income on securitized/sold
   receivables                                       --             --         51,948             --         51,948
Credit card fees,
   Interchange and other
   Credit card income                               763         53,926         26,805        (61,745)        19,749
Enhancement services
   Revenue                                           --          8,208         34,749             --         42,957
Intercompany allocations                             38         65,528         11,174        (76,740)            --
                                              ---------      ---------      ---------      ---------      ---------
                                                 (2,102)       127,649        282,847       (145,427)       262,967
                                              ---------      ---------      ---------      ---------      ---------

OTHER OPERATING EXPENSE:
Credit card account and
   Other product solicitation and
   marketing expenses                                15         59,880         35,863        (48,133)        47,625
Employee compensation                                --         46,278          5,597             --         51,875
Data processing services and
   communications                                     7        (24,641)        48,442         (3,754)        20,054
Credit protection claims expense                     --             --         11,452             --         11,452
Occupancy and equipment                              --         11,210            455             --         11,665
Purchased portfolio premium
 amortization                                        --             --          7,925           (693)         7,232
MasterCard/Visa assessment and fees                  --             --          3,377             --          3,377
Credit card fraud losses                             52             --          1,929             --          1,981
Asset impairments, lease write-offs and
   severance                                         --             --             --             --             --
Other                                                38         16,117          4,323         (1,119)        19,279
Intercompany allocations                             16         25,554         51,170        (76,740)            --
                                              ---------      ---------      ---------      ---------      ---------
                                                    128        134,398        170,533       (130,519)       174,540
                                              ---------      ---------      ---------      ---------      ---------
(LOSS) INCOME BEFORE INCOME
   TAXES AND EQUITY IN
   INCOME OF SUBSIDIARIES                       (12,794)        (6,306)       104,889        (15,538)        70,251
Income tax (benefit)
   expense                                       (4,590)        (2,262)        37,627         (5,574)        25,201
Equity in income of subsidiaries                 53,254         67,262             --       (120,516)            --
                                              ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS)                             $  45,050      $  63,218      $  67,262      $(130,480)     $  45,050
                                              =========      =========      =========      =========      =========

METRIS COMPANIES INC.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
NINE-MONTHS ENDED SEPTEMBER 30, 2003
(DOLLARS IN THOUSANDS)
UNAUDITED

                                                   METRIS       GUARANTOR     NON-GUARANTOR
                                               COMPANIES INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               --------------  ------------   -------------  ------------   ------------
NET INTEREST (EXPENSE)INCOME                     $ (31,214)     $   2,307      $  56,803      $      --      $  27,896
Provision for loan losses                            3,414             --        104,526           (102)       107,838
                                                 ---------      ---------      ---------      ---------      ---------
NET INTEREST (EXPENSE)
    INCOME AFTER PROVISION FOR LOAN LOSSES         (34,628)         2,307        (47,723)           102        (79,942)
                                                 ---------      ---------      ---------      ---------      ---------
OTHER OPERATING INCOME:
Securitization (expense)
   income                                             (147)            --         75,046         (1,383)        73,516
Servicing income on securitized/sold
   receivables                                          --             --        136,997             --        136,997
Credit card fees,
   interchange and other
   credit card income                                1,811         56,450         74,729        (65,277)        67,713
Enhancement services
   (expense) revenue                                  (831)        28,647         66,623          5,309         99,748
Loss on sale of credit card loans                       --             --       (117,183)            --       (117,183)
Gain on sale of membership and warranty
   business                                             --             --         80,391             --         80,391
Intercompany allocations                             7,664        192,018         22,676       (222,358)            --
                                                 ---------      ---------      ---------      ---------      ---------
                                                     8,497        277,115        339,279       (283,709)       341,182
                                                 ---------      ---------      ---------      ---------      ---------
OTHER OPERATING EXPENSE:
Credit card account and
   other product solicitation
   and marketing expenses                               --         44,286         93,086        (52,327)        85,045
Employee compensation                                   --        128,656         12,443             --        141,099
Data processing services and communications             12        (61,312)       124,616        (10,334)        52,982
Credit protection claims expense                        --             --         26,537             --         26,537
Occupancy and equipment                                 --         27,033            220             --         27,253
Purchased portfolio premium
 amortization                                           39             --         24,701         (3,638)        21,102
MasterCard/Visa assessment and fees                     --             --          7,090             --          7,090
Credit card fraud losses                                25             --          2,972             --          2,997
Asset impairments, lease write-offs and
   severance                                         5,129         24,436         24,062             --         53,627
Loss on sale of deposits                                --             --         32,963             --         32,963
Other                                                7,994         45,277         36,118        (21,628)        67,761
Intercompany allocations                                61         72,373        149,924       (222,358)            --
                                                 ---------      ---------      ---------      ---------      ---------
                                                    13,260        280,749        534,732       (310,285)       518,456
                                                 ---------      ---------      ---------      ---------      ---------
LOSS BEFORE INCOME TAX BENEFIT AND EQUITY IN
   LOSS OF SUBSIDIARIES                            (39,391)        (1,327)      (243,176)        26,678       (257,216)
Income tax (benefit) expense                       (13,111)           654        (71,083)         8,880        (74,660)
Equity in loss of subsidiaries                    (156,276)      (172,095)            --        328,371             --
                                                 ---------      ---------      ---------      ---------      ---------
NET (LOSS) INCOME                                $(182,556)     $(174,076)     $(172,093)     $ 346,169      $(182,556)
                                                 =========      =========      =========      =========      =========

METRIS COMPANIES INC.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
NINE-MONTHS ENDED SEPTEMBER 30, 2002 (AS RESTATED)
(DOLLARS IN THOUSANDS)
UNAUDITED

                                                METRIS       GUARANTOR     NON-GUARANTOR
                                            COMPANIES INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            --------------  ------------   -------------  ------------   ------------
NET INTEREST (EXPENSE)
   INCOME                                     $ (19,025)     $  (1,013)     $ 127,718      $      --      $ 107,680
Provision for loan losses                          (695)            --        178,882            630        178,817
                                              ---------      ---------      ---------      ---------      ---------
NET INTEREST EXPENSE AFTER PROVISION FOR
   LOAN LOSSES                                  (18,330)        (1,013)       (51,164)          (630)       (71,137)
                                              ---------      ---------      ---------      ---------      ---------
OTHER OPERATING INCOME:
Securitization income                            (4,645)           (13)       302,157         (3,994)       293,505
Servicing(expense) income on securitized/
   sold receivables                                  --             --        144,515             --        144,515
Credit card fees,
   Interchange and other
   Credit card income                             1,216         67,645        139,964        (72,879)       135,946
Enhancement services
   Revenue                                           --         27,034         86,941             --        113,975
Intercompany allocations                            109        190,795         35,961       (226,865)            --
                                              ---------      ---------      ---------      ---------      ---------
                                                 (3,320)       285,461        709,538       (303,738)       687,941
                                              ---------      ---------      ---------      ---------      ---------
OTHER OPERATING EXPENSE:
Credit card account and
   Other product solicitation and
   marketing expenses                                16         76,514        112,161        (48,189)       140,502
Employee compensation                            (1,101)       141,199         22,690             --        162,788
Data processing services and
   communications                                    44        (68,013)       136,672         (5,548)        63,155
Credit protection claims expense                     --             --         34,263             --         34,263
Occupancy and equipment                              --         34,415          2,338             --         36,753
Purchased portfolio premium
   amortization                                      --             --         25,855         (2,425)        23,430
MasterCard/Visa assessment and fees                  --             --         10,794             --         10,794
Credit card fraud losses                            179             --          6,983             --          7,162
Asset impairments, lease write-offs and
   severance                                         --          9,523             --             --          9,523
Other                                               (73)        58,445         17,232         (9,390)        66,214
Intercompany allocations                             62         67,142        159,661       (226,865)            --
                                              ---------      ---------      ---------      ---------      ---------
                                                   (873)       319,225        528,649       (292,417)       554,584
                                              ---------      ---------      ---------      ---------      ---------
(LOSS) INCOME BEFORE INCOME TAXES AND
   EQUITY IN INCOME OF SUBSIDIARIES             (20,777)       (34,777)       129,725        (11,951)        62,220
Income tax (benefit)
   Expense                                       (7,684)       (12,862)        47,979         (4,421)        23,012
Equity in income of subsidiaries                 52,301         81,746             --       (134,047)            --
                                              ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS)                             $  39,208      $  59,831      $  81,746      $(141,577)     $  39,208
                                              =========      =========      =========      =========      =========

METRIS COMPANIES INC.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE-MONTHS ENDED SEPTEMBER 30, 2003
(DOLLARS IN THOUSANDS)
UNAUDITED

                                                  METRIS          GUARANTOR     NON-GUARANTOR
                                              COMPANIES INC.    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                              --------------    ------------    -------------    ------------      ------------
OPERATING ACTIVITIES:
Net cash (used in) provided by operating
   activities                                  $  (213,561)     $  (537,441)     $   232,761      $   255,512      $  (262,729)
                                               -----------      -----------      -----------      -----------      -----------
INVESTING ACTIVITIES:

Net cash from loan originations and principal
   collections on loans receivable                     753               --          215,216          (15,778)         200,191
Proceeds from sales of credit card
   portfolios to third parties                          --               --          494,784               --          494,784
Proceeds from sale of membership club and
   warranty business                                    --            8,100           36,900               --           45,000
Disposals of property and equipment                     --            4,403           20,210               --           24,613
Investment in subsidiaries                         230,640          707,909               --         (938,549)              --
                                               -----------      -----------      -----------      -----------      -----------
Net cash provided by investing activities          231,393          720,412          767,110         (954,327)         764,588
                                               -----------      -----------      -----------      -----------      -----------
FINANCING ACTIVITIES:
Net increase (decrease) in debt                      2,610           (9,421)              --               --           (6,811)
Net decrease in deposits                                --               --         (886,456)              --         (886,456)
Premiums and transaction costs on
   deposits sold                                        --               --          (32,963)              --          (32,963)
Proceeds from issuance of common stock               2,551               --               --               --            2,551
Capital contributions                                   --         (181,352)        (517,463)         698,815               --
                                               -----------      -----------      -----------      -----------      -----------
Net cash (used in) provided by financing
   activities                                        5,161         (190,773)      (1,436,882)         698,815         (923,679)
                                               -----------      -----------      -----------      -----------      -----------
Net increase (decrease) in cash and cash
   equivalents                                      22,993           (7,802)        (437,011)              --         (421,820)
Cash and cash equivalents at beginning of
   period                                           (3,795)           8,109          575,918               --          580,232
                                               -----------      -----------      -----------      -----------      -----------
Cash and cash equivalents at end of period     $    19,198      $       307      $   138,907      $        --      $   158,412
                                               ===========      ===========      ===========      ===========      ===========

METRIS COMPANIES INC.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE-MONTHS ENDED SEPTEMBER 30, 2002 (AS RESTATED)
(DOLLARS IN THOUSANDS)
UNAUDITED


                                                  METRIS         GUARANTOR       NON-GUARANTOR
                                              COMPANIES INC.    SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                              --------------    ------------     -------------    ------------     ------------
OPERATING ACTIVITIES:
Net cash provided by operating activities      $   101,539      $    76,161      $    64,962      $    52,308      $   294,970
                                               -----------      -----------      -----------      -----------      -----------
INVESTING ACTIVITIES:
Net cash from loan originations and
   principal collections on loans receivable           228               --        1,607,408               --        1,607,636
Additions to (disposals of) property and
   equipment                                            --           (6,650)           1,043               --           (5,607)
Investment in subsidiaries                         121,398          (68,239)              --          (53,159)              --
                                               -----------      -----------      -----------      -----------      -----------
Net cash (used in) provided by investing
   activities                                      121,626          (74,889)       1,608,451          (53,159)       1,602,029
                                               -----------      -----------      -----------      -----------      -----------
FINANCING ACTIVITIES:
Net increase (decrease) in debt                        673             (459)        (292,000)              --         (291,786)
Net decrease in deposits                                --               --         (958,779)              --         (958,779)
Cash dividends paid                                 (2,805)              --               --               --           (2,805)
Proceeds from issuance of common stock               2,681               --               --               --            2,681
Repurchase of common stock                         (43,717)              --               --               --          (43,717)
Capital contributions                                   --             (336)            (515)             851               --
                                               -----------      -----------      -----------      -----------      -----------
Net cash (used in) provided by financing
   activities                                      (43,168)            (795)      (1,251,294)             851       (1,294,406)
                                               -----------      -----------      -----------      -----------      -----------
Net increase in cash and
  cash equivalents                                 179,997              477          422,119               --          602,593
Cash and cash equivalents at beginning of
   period                                           17,614            1,505          468,967               --          488,086
                                               -----------      -----------      -----------      -----------      -----------
Cash and cash equivalents at end of period     $   197,611      $     1,982      $   891,086      $        --      $ 1,090,679
                                               ===========      ===========      ===========      ===========      ===========

ITEM 2.
                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

         The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. You should read this discussion along with the following documents for a full understanding of our financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002; and our Proxy Statement for the 2003 Annual Meeting of Stockholders. Certain amounts in such Annual Report on Form 10-K will be restated (see note 2, page 9). In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto for the period ended September 30, 2003.

         MCI was incorporated in Delaware on August 20, 1996, and completed an initial public offering in October 1996. We provide financial products and services to moderate-income consumers throughout the United States. Our consumer lending products are primarily unsecured credit cards, including the Direct Merchants Bank MasterCard(R) and Visa(R). We also offer co-branded credit cards through partnerships with other companies. Our credit cards generate consumer loans through Direct Merchants Bank. These loans in turn generate income and cash flow from principal, interest and fee payments. The sales of our other consumer financial products, such as credit protection products, generate additional cash flow.

         Our target market is particularly susceptible to changes in the economy. Over the past few years, the economic recession experienced in the United States has led to increased unemployment rates, increased incidences of personal bankruptcy, and decreased consumer confidence, all of which have challenged the Company and the near-prime consumer loan industry. In addition, in 2001, we implemented a program to increase the credit lines of certain customers, which put increased payment pressure on those customers. We continued to experience the residual effects of the recent economic downturn and the 2001 credit line increase program in the third quarter of 2003 as evidenced by our high charge-off rates. However, our primary focus continues to be on improving asset quality and we have taken several actions over the year to ensure this improvement, including strengthening credit line management strategies, limiting marketing efforts to better credit quality consumers, tightening credit authorization criteria and enhancing collection strategies. We have started to see the results of our efforts with the Metris Master Trust two-cycle plus delinquency rates falling from their peak of 12.05% in November 2002 to 11.04% as of September 30, 2003. An additional key indicator of improvement is the recent performance of the Metris Master Trust compared to the first half of 2003. The three-month average excess spread as of September 30, 2003 was 2.70% compared to 1.94% for the second quarter. The one-month excess spread was 2.96% as of September 30, 2003 and 3.69% as of October 31, 2003.

         In January 2003, the Federal Financial Institutions Examination Council ("FFIEC") issued guidance with respect to account management, risk management, and loss allowance practices for institutions engaged in credit card lending. The guidance provides requirements for certain operational and accounting policies, which are designed to bring consistency in practice between institutions engaged in credit card lending. We continue testing alternative approaches to comply with several aspects of this guidance, the results of which are not expected until the second half of 2004. At this time we are unable to provide assurance that the final implementation of any new policies will not have a material adverse effect on our financial condition.

         We continue to evaluate and modify our marketing programs to improve the overall credit quality of the portfolio. Beginning late in 2002 and continuing throughout 2003, we began testing pricing and line assignments for new customers. These actions were in response to a lower interest rate environment, increased competition in the near-prime sector and overall tightening of our underwriting. The early results of these initiatives indicate improved credit quality from our most recent marketing campaigns.

         We have taken several steps to right-size our business during the third quarter to meet the current economic situation. In July of 2003, we sold our membership club and warranty business in order to focus our resources on our core consumer lending business. The sale generated approximately $45 million of cash for the Company. We reduced our managed portfolio using a combination of decreased marketing efforts, higher account attrition, and the sale of $1.1 billion of credit card portfolios in September and November 2003. We have also taken steps to match our workforce needs with the size of our portfolio by eliminating approximately 380 positions throughout 2003. We will continue to take further actions to manage our expenses and liquidity.

         Our business requires a high degree of liquidity. Thus, ensuring appropriate liquidity is, and will continue to be, at the forefront of our business objectives. We rely heavily on the securitization of our consumer loans for funding, primarily by selling the loans to the Metris Master Trust. Our receivable funding needs for 2004 as of September 30, 2003 include $2.95 billion in maturing asset-backed financing and conduits in the Metris Master Trust, $102.5 million outstanding on our $125 million term loan due in June 2004 and $100 million of senior notes due in November 2004. Our strategies to meet these funding needs are portfolio attrition, the renewal of some of these facilities, new securitizations, and asset sales as necessary. Downgrades in our credit ratings and the historical deterioration in our asset quality have reduced our access to funding and have resulted in higher funding costs and less favorable terms than were previously available to us. Future downgrades in our debt ratings or those of Direct Merchants Bank, as well as further deterioration in our asset quality in 2002 and 2003, could continue to negatively impact our funding capabilities.

RESTATEMENTS

         The consolidated statements of income as presented for the three and nine-month periods ended September 30, 2003 and 2002 and the consolidated balance sheets as of September 30, 2003 and December 31, 2002 have been restated to reflect the following:

         o The valuation model and related collateral assumptions used to determine the fair value of the Company's "Retained interests in loans securitized" did not properly reflect the structure of the Metris Master Trust and related series supplements. All periods presented have been restated to reflect the changes in the valuation model and the related collateral assumptions. This restatement impacts "Retained interests in loans securitized," "Other receivables due from credit card securitizations, net" and "securitization income."

         o The Company's policy for recognizing transaction costs related to the securitization of receivables through the Metris Master Trust or conduits was not in accordance with GAAP. Historically, these costs had been capitalized and amortized over the estimated life of the new debt securities. These costs are now allocated and recognized over the initial and reinvestment periods of the respective debt securities or Metris Master Trust financing unless the transaction results in a loss, in which case the costs are expensed as incurred. All periods presented have been restated to reflect the revised policy. These restatements impact "other assets" and "securitization income."

         o The Company's policy for recognizing expenses related to credit card solicitation costs was not in accordance with GAAP. Historically, the Company had capitalized and expensed these costs over the estimated period over which the new credit card accounts were established, approximately three months. These costs are now expensed as incurred. All periods presented have been restated to reflect the revised policy. This restatement impacts "other assets" and "credit card account and other product solicitation and marketing expenses."

         o The Company corrected its accounting for interest rate caps purchased in May of 2002 and forward to comply with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. These costs had been deferred and amortized over the estimated life of the new debt securities. These instruments are now recorded at fair value. All periods presented have been restated to reflect this correction. This restatement impacts "Retained interests in loans securitized," "other assets" and "securitization income."

         o The Company's policy for recognizing debt waiver revenue on receivables sold to the Metris Master Trust was not in accordance GAAP. Historically, the Company recognized revenue in the month following completion of the cancellation period, generally one month. Cash flows related to debt waiver are now included in the valuation of the interest-only strip receivable. All periods presented have been restated to reflect the revised policy. This restatement impacts "Retained interests in loans securitized," "deferred revenue," "Enhancement Services revenue," and "securitization income."

         o At December 31, 2001 we had $50 million of "Allowance for loan losses" classified as valuation reserve in our "Retained interests in loans securitized." The valuation reserve was subsequently transferred to "Allowance for loan losses" through "Provision for loans losses" during the first quarter of 2002. We have restated the December 31, 2001 balance sheet and 2001 income statement and March 31, 2002 income statement to reflect this transfer occurring during the fourth quarter of 2001. This restatement impacts "Allowance for loan losses," "Retained interests in loans securitized," "Provision for loan losses" and "securitization income."

         In addition, we have restated certain prior-period amounts to conform with the current period's presentation.

         o In prior periods, we classified interest income, provision for loan losses, and related credit card loan fees generated from retained interests in loans securitized on the income statement as "Interest income-credit card loans and retained interests in loans securitized," "Provision for loan losses" and "Credit card fees, interchange and other credit card income." For all periods presented, these amounts are now included in the determination of the fair value of the interest-only strip receivable and "securitization income."

         o In prior periods we classified spread accounts receivable in "Other receivables due from securitizations, net." For all periods presented, we have reclassified our spread accounts receivable from "Other receivables due from credit card securitizations, net" to "Retained interests in loans securitized."

         o In prior periods, we classified servicing income in "Net securitization and credit card servicing income." For all periods presented, we have reclassified these amounts to "Servicing Income."

         o In prior periods, income from our debt waiver product sold to customers of Direct Merchants Bank with receivables held by Direct Merchants Bank was included in "Enhancement services revenue." For all periods presented we have reclassified this income to "Credit card fees, interchange, and other credit card income."

         o In prior periods, we classified the liquidity reserve deposit and other restricted cash deposits maintained at Direct Merchants Bank as "Short-term investments." We have reclassified these items to "Liquidity reserve deposit" for all periods presented.

         o In the third quarter of 2003, we sold our membership club and warranty business. Revenue related to this business for current and prior periods is classified as "Enhancement services revenue." Claims expense related to the sold business has been reclassified as "Other" expenses for all periods presented.

         o In addition to the tax effects of the pre-tax restatement amounts, the restated presentation also reflects revised probable amounts of future taxable and deductible temporary differences, resulting in a reclassification of certain deferred income taxes to current income taxes. The effects of the reclass for each of the years ended December 31, 1998 through 2002 amounted to a reduction (addition) to deferred income taxes of $15.1 million, $40.3 million, $23.8 million, $1.0 million, and ($16.5 million), respectively. Such reclasses did not result in any adjustment to net income.

RESULTS OF OPERATIONS

OVERVIEW

         Net loss for the three-months ended September 30, 2003, was $75.0 million compared to net income of $45.1 million for the third quarter of 2002. Diluted loss per common share for the three-months ended September 30, 2003 was $1.48 compared to diluted income per common share of $0.50 for the third quarter of 2002. The $120.1 million decrease in net income is due to a $5.8 million decrease in "Net interest income," a $6.7 million increase in "Provision for loan losses," a $127.6 million decrease in "Other operating income" and a $22.3 million increase in "Other operating expense." Included in the third quarter 2003 results is a $74.9 million after-tax net loss consisting of special items associated with the impacts from the sale of our membership club and warranty business, a credit card loan portfolio sale of $590.9 million, a workforce reduction, the sale of certificates of deposit, the write-down of certain fixed assets and leases, and a $494.3 million credit card portfolio sale which closed on November 13, 2003.

         Net loss for the nine-months ended September 30, 2003 was $182.6 million, compared to net income of $39.2 million for the first nine-months of 2002. Diluted loss per common share for the nine-months ended September 30, 2003 was $3.70 compared to diluted income per common share of $0.18 for the nine-months ended September 30, 2002. The $221.8 million decrease in net income primarily relates to a $79.8 million decrease in "Net interest income," and a $346.8 million decrease in "Other operating income" offset by a $71.0 million decrease in "Provision for loan losses" and a $36.1 million decrease in "Other operating expense." In addition to the $74.9 million after-tax net loss related to the special items noted above, the nine-month period ended September 30, 2003 includes a $16.2 million after-tax charge for workforce reductions and the write-down of certain assets and leases taken in the first and second quarters of 2003. Included in the same nine-month period of 2002 is a $6.7 million after-tax write-down of a portfolio of charged-off loans purchased in 2001 and 2000.

STATEMENT OF INCOME ANALYSIS

Net Interest Income

         "Net interest income" consists primarily of interest earned on our "Credit card loans," less interest expense on borrowings to fund loans. Table 1 provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three- and nine-month periods ended September 30, 2003 and 2002.

TABLE 1: ANALYSIS OF AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES (Dollars in thousands)

                                                                 THREE-MONTHS ENDED SEPTEMBER 30,
                                                       2003                                              2002
                                  ---------------------------------------------      --------------------------------------------
                                    AVERAGE                            YIELD/          AVERAGE                           YIELD/
                                    BALANCE          INTEREST           RATE           BALANCE         INTEREST           RATE
                                  -----------       -----------     -----------      -----------      -----------     -----------
ASSETS:
Interest-earning assets:
Federal funds sold                $   106,282       $       264             1.0%     $    33,108      $       145             1.7%
Short-term investments                395,820               958             1.0%         877,792            3,838             1.7%
Liquidity reserve deposit              83,723               184             0.9%              --               --              --
Credit card loans                     512,710            23,250            18.0%         874,955           27,433            12.4%
                                  -----------       -----------     -----------      -----------      -----------     -----------
Total interest-earning assets     $ 1,098,535       $    24,656             8.9%     $ 1,785,855      $    31,416             7.0%
Other assets                        1,258,569                                          1,483,151
Allowances for loan
 Losses                               (97,032)                                          (172,122)
                                  -----------                                        -----------
Total assets                      $ 2,260,072                                        $ 3,096,884
                                  ===========                                        ===========
LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits                          $   605,492       $     7,882             5.2%     $ 1,214,548      $    14,453             4.7%
Debt                                  365,891            14,414            15.6%         356,306            8,799             9.8%
                                  -----------       -----------     -----------      -----------      -----------     -----------
Total interest-bearing
   Liabilities                    $   971,383       $    22,296             9.1%     $ 1,570,854      $    23,252             5.9%
Other liabilities                     209,404                                            418,070
                                  -----------                                        -----------
Total liabilities                   1,180,787                                          1,988,924
Stockholders' equity                1,079,285                                          1,107,960
                                  -----------                                        -----------
Total liabilities and equity      $ 2,260,072                                        $ 3,096,884
                                  ===========       -----------                      ===========      -----------
Net interest income and
   Interest margin (1)                              $     2,360             0.9%                      $     8,164             1.8%
                                                    ===========                                       ===========
Net interest rate spread (2)                                               (0.2%)                                             1.1%

(1) We compute Interest margin by dividing annualized "Net interest income" by average total interest-earning assets.

(2) The Net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

         "Net interest income" decreased from $8.2 million for the three-months ended September 30, 2002, to $2.4 million for the three-months ended September 30, 2003. The decrease is primarily due to a decrease in average interest-earning assets of $687.3 million and a 90 basis point reduction in net interest margin. The decrease in average interest-earning assets is primarily due to the transfer of $686.6 million of credit card receivables to the Metris Master Trust during the nine-months ended September 30, 2003, and the sale of $286.7 million of receivables to third-parties since September 30, 2002. The decrease in margin is primarily due to a 320 basis point increase in our funding costs versus the third quarter of 2002. Overall, yield increased 190 basis points primarily due to the 560 basis point increase in yield on "Credit card loans." The credit card loan yield increased as a result of new account receivables maturing and the expiration of promotional interest rates as the portfolio ages. The increase in cost of funds is a result of higher interest expense incurred on the term debt instruments outstanding during the respective three-month periods.

TABLE 1: ANALYSIS OF AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES (CONT.)(Dollars in thousands)


                                                            NINE-MONTHS ENDED SEPTEMBER 30,
                                                   2003                                          2002
                                -------------------------------------------    ----------------------------------------
                                  AVERAGE                         YIELD/         AVERAGE                      YIELD/
                                  BALANCE        INTEREST          RATE          BALANCE       INTEREST        RATE
                                -----------     -----------     -----------    -----------    -----------   -----------
ASSETS:
Interest-earning assets:
Federal funds sold              $    92,417     $       787             1.1%   $    29,937    $       369           1.6%
Short-term investments              413,447           4,016             1.3%       544,575          7,400           1.8%
Liquidity reserve deposit            75,497             576             1.0%            --             --            --
Credit card loans                   650,887          82,870            17.0%     1,699,445        182,283          14.3%
                                -----------     -----------     -----------    -----------    -----------   -----------
Total interest-earning assets   $ 1,232,248     $    88,249             9.6%   $ 2,273,957    $   190,052          11.2%
Other assets                      1,346,042                                      1,504,374
Allowances for loan
  losses                           (111,313)                                      (295,742)
                                -----------                                    -----------
Total assets                    $ 2,466,977                                    $ 3,482,589
                                ===========                                    ===========
LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits                        $   723,811     $    28,387             5.2%   $ 1,551,567    $    56,440           4.9%
Debt                                371,549          31,966            11.5%       387,811         25,932           8.9%
                                -----------     -----------     -----------    -----------    -----------   -----------
Total interest-bearing
   Liabilities                  $ 1,095,360     $    60,353             7.4%   $ 1,939,378    $    82,372           5.7%
Other liabilities                   304,226                                        418,009
                                -----------                                    -----------
Total liabilities                 1,399,586                                      2,357,387
Stockholders' equity              1,067,391                                      1,125,202
                                -----------                                    -----------
Total liabilities and equity    $ 2,466,977                                    $ 3,482,589
                                ===========     -----------                    ===========    -----------
Net interest income and
   Interest margin (1)                          $    27,896             3.0%                  $   107,680           6.3%
                                                ===========                                   ===========
Net interest rate spread (2)                                            2.2%                                        5.5%

(1) We compute Interest margin by dividing annualized "Net interest income" by average total interest-earning assets.

(2) The Net interest rate spread is the annualized yield on average interest-earning assets, minus the annualized funding rate on average interest-bearing liabilities.

         "Net interest income" decreased from $107.7 million for the nine-months ended September 30, 2002, to $27.9 million for the nine-months ended September 30, 2003. The decrease is primarily due to a decrease in average interest-earning assets of $1.0 billion and a 330 basis point reduction in net interest margin. The decrease in average interest-earning assets is primarily due to the transfer of $686.6 million of receivables to the Metris Master Trust and the sale of $286.7 million of receivables to third-parties since September 30, 2002. The decrease in margin is primarily due to a $1.0 billion reduction in average "Credit card loans," which has resulted in short-term, lower yielding investments increasing to 47% of average interest-earning assets, versus 25% for the nine-months ended September 30, 2002. In addition, we have experienced a 170 basis point increase in our funding costs compared to the same period in 2002. Overall yield decreased 160 basis points primarily due to the shift in asset mix to lower yielding assets, offset by a 270 basis point increase in yield on "Credit card loans." The credit card loan yield increased as a result of the expiration of promotional interest rates as the portfolio ages. The increase in costs of funds is a result of higher interest expense incurred on the term debt instruments outstanding during the respective nine-month periods.

OTHER OPERATING INCOME

         "Servicing income on securitized / sold receivables" was $43.8 million for the three-months ended September 30, 2003 compared to $51.9 million for the same period in 2002. The decrease in servicing income of $8.1 million is caused by a $1.6 billion reduction in average credit card loans in the Metris Master Trust. For the nine-month period ended September 30, 2003, "Servicing income on securitized/sold receivables" was $137.0 million compared to $144.5 million for the nine-months ended September 30, 2002. The decrease of $7.5 million was a result of a $0.4 billion reduction in average credit card loans in the Metris Master Trust.

         "Securitization income" was $93.8 million for the three-months ended September 30, 2003, compared to $148.3 million for the same period in 2002. For the nine-month period ended September 30, 2003, "Securitization income" was $73.5 million compared to $293.5 million for the nine-months ended September 30, 2002. The following table details "Securitization income" for the three and nine-month periods ended September 30, 2003 and 2002.

                                                     THREE-MONTHS ENDED                NINE-MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                               ------------------------------    ------------------------------
                                                   2003             2002             2003              2002
                                               -------------    -------------    -------------    -------------
Loss on new securitization of receivables to
     the Metris Master Trust                   $     (23,015)   $          --    $     (55,214)   $     (70,578)
(Loss) gain on replenishment of receivables
     to the Metris Master Trust                      (20,798)          49,002         (106,374)         174,079
Discount accretion                                    85,549           84,149          240,035          228,875
Change in fair value                                   6,742          (85,136)         (97,156)        (262,818)
Interest-only revenue                                 74,851          114,048          165,750          276,774
Transaction and other costs                          (29,550)         (13,750)         (73,525)         (52,827)
                                               -------------    -------------    -------------    -------------
     Securitization income                     $      93,779    $     148,313    $      73,516    $     293,505
                                               =============    =============    =============    =============

         The significant decrease in "securitization income" in the third quarter of 2003 versus 2002 reflects (1) the loss of $23.0 million and related transaction costs of $16.0 million associated with the refinancing of ABS Series 2001-1, (2) a $39.2 million reduction in interest-only revenue due to a $1.4 billion reduction in receivables in the Metris Master Trust and a .94% reduction in three-month average excess spreads between December 31, 2002 and September 30, 2003, and (3) a $20.8 million loss on replenishment of receivables and (4) a $91.9 million increase in fair value adjustments due primarily to changes in excess spreads, quarter over quarter.

         "Credit card fees, interchange, and other credit card income" was $17.9 million compared to $19.7 million for the three-months ended September 30, 2003, and 2002, respectively, and $67.7 million compared to $135.9 million for the nine-months ended September 30, 2003 and 2002, respectively. The decrease for both the three- and nine-month periods is primarily due to a decrease in average "Credit card loans" of $362.2 million and $1.0 billion for the respective three- and nine-month periods. Furthering this decline was an amendment to the core transaction documents of the Metris Master Trust agreement, effective June 2002, resulting in interchange income earned on receivables held in the Metris Master Trust being recorded as a contribution to the excess spread of the Metris Master Trust.

         During the third quarter of 2003, we sold our membership club and warranty business which resulted in a gain of $80.4 million. Primarily as a result of the sale, "Other enhancement services revenue" decreased to $16.5 million for the third quarter 2003 compared to $43.0 million for the third quarter of 2002. Included in the gain was the recognition of $82.7 million of "Deferred income" and the write-off of $36.6 million of deferred costs, included in "Other assets." After the sale we have $11.0 million of "Deferred income," $7.0 million in deferred costs, and $14.2 million of "Accrued expenses and other liabilities" on our balance sheet related to certain obligations associated with the sold business, which will expire throughout 2004.

OTHER OPERATING EXPENSE

         "Credit card account and other product solicitation and marketing expenses" were $19.3 million compared to $47.6 million for the three-months ended September 30, 2003 and 2002, respectively, and $85.0 million compared to $140.5 million for nine-months ended September 30, 2003 and 2002, respectively. The decreases of $28.3 million and $55.5 million, respectively, over the comparable periods in 2002 are the result of the Company incurring less marketing expense as we implement our plan to decrease the size of our managed credit card portfolio and exit the membership club and warranty business. "Employee compensation" decreased $9.9 million and $21.7 million over comparable periods in 2002, due to lower staffing levels. "Data processing services and communications" expense decreased $3.3 million and $10.2 million for the three- and nine-month periods ended September 30, 2003, primarily due to the reduction in our managed credit card portfolio and a reduction in marketing efforts. "Credit protection claims expense" decreased $4.9 million and $7.7 million for the three- and nine-month periods ended September 30, 2003, primarily due to a decrease in receivable balances covered by our debt waiver products. "Occupancy and equipment" expense decreased $2.9 million and $9.5 million over comparable periods in 2002 due to the reduction in facilities as a result of decreased staffing levels.

         "Purchase portfolio premium amortization" was $8.1 million for the three-months ended September 30, 2003 compared to $7.2 million for the three-months ended September 30, 2002. The $0.9 million increase is primarily due to $3.0 million of additional amortization recorded for higher than expected account attrition offset by premium run-off. "Purchase portfolio premium amortization" for the nine-month period ended September 30, 2003 was $21.1 million compared to $23.4 million for the nine-month period ended September 30, 2002. The decrease of $2.3 million for the nine-month period is primarily due to premium run-off, offset by the higher amortization taken in the third quarter of 2003.

         "Asset impairments, lease write-offs and severance" were $30.8 million and $53.6 million for the three- and nine-month periods ended September 30, 2003, compared to zero and $9.5 million for the same periods in 2002. In the third quarter of 2003, we recorded $2.6 million for a workforce reduction, approximately $5.4 million in write-downs of excess property, equipment, and operating leases and a $22.0 million write-off of purchased portfolio premium on "Credit card loans" sold in the third and fourth quarters of 2003. In the second quarter of 2003, we recorded $0.9 million for a workforce reduction and wrote off commitment fees of $5.1 million related to a backup financing facility entered into in March of 2003, with Thomas H. Lee Equity Fund IV, L.P. During the first quarter of 2003, we recorded approximately $12.0 million of write-downs in excess property, equipment, and operating leases and a $4.8 million charge for a workforce reduction. In the second quarter of 2002, a write-down of $9.5 million was taken for portfolios of charged-off loans purchased in 2001 and 2000.

         We also recorded a $33.0 million loss on the sale of Direct Merchants Bank's certificates of deposit in the third quarter of 2003.

         "Other" expense was $28.1 million compared to $19.3 million for the three-months ended September 30, 2003 and 2002, respectively. "Other" expense was $67.8 million compared to $66.2 million for the nine-months ended September 30, 2003 and 2002, respectively. The increases over the prior periods were primarily due to transaction costs associated with the sale of "Credit card loans."

ASSET QUALITY

         Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection efforts, the impacts of our 2001 credit line increase program, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts and on collections efforts.

         We also use credit line assignment, customer transaction authorization controls and account management strategies to minimize loan losses. Our internal risk models determine initial credit lines at the time of underwriting. We manage credit lines on an ongoing basis and adjust them based on customer usage, risk profile, and payment patterns. We continually monitor customer accounts and initiate appropriate collection activities when an account is delinquent or overlimit.

Delinquencies

         It is our policy to accrue interest and fee income on all credit card accounts, except in limited circumstances, until we charge-off the account. In November 2002, we stopped billing late fees once an account became 120 days contractually delinquent and in March 2003, we stopped billing overlimit fees once an account became 120 days contractually delinquent. Past due accounts are re-aged to current status only after we receive at least three minimum payments or the equivalent cumulative amount. Accounts can only be re-aged to current status once every twelve months and two times every five years. Accounts entering long-term fixed payment forbearance programs may receive a re-age upon entering the debt forbearance program ("workout re-age"). Workout re-ages can only occur after receipt of at least three consecutive minimum monthly payments, or the equivalent cumulative amount, as defined by the debt management program. Workout re-ages can only occur once in five years, in accordance with FFIEC guidance. Table 2 presents the delinquency trends of our credit card loan portfolio.

TABLE 2: LOAN DELINQUENCY

(Dollars in thousands)

                      SEPTEMBER 30,     % OF        DECEMBER 31,     % OF       SEPTEMBER 30,    % OF
                          2003          TOTAL          2002          TOTAL          2002          TOTAL
                      -------------  -----------    ------------  -----------   -------------  -----------
Loans outstanding      $   110,922           100%   $   846,417           100%   $   761,297           100%
Loans contractually
     delinquent:
     30 to 59 days           3,461           3.1%         1,673           0.2%        18,961           2.5%
     60 to 89 days           3,811           3.4%         2,121           0.2%        14,010           1.8%
     90 or more days         9,474           8.6%         4,082           0.5%        14,351           1.9%
                       -----------   -----------    -----------   -----------    -----------   -----------
       Total           $    16,746          15.1%   $     7,876           0.9%   $    47,322           6.2%
                       ===========   ===========    ===========   ===========    ===========   ===========

         As part of our overall portfolio management, we periodically sell portfolios of delinquent credit card accounts to third-parties. These transactions have a direct effect on our delinquency dollars and rates. Excluding the sale of $39.9 million of 2-cycle plus delinquent assets and the portfolio sale of approximately $144.4 million in September 2003, the delinquency ratio would have been 22.4 percent as of September 30, 2003. Excluding the sale of $72.5 million of 2-cycle plus delinquent assets in December 2002, the delinquency ratio would have been 8.7 percent as of December 31, 2002. Excluding the sale of $47.6 million of 2-cycle plus delinquent assets in September 2002, the delinquency ratio would have been 11.3 percent as of September 30, 2002.

Net Charge-Offs

         Net charge-offs are the principal amount of losses from cardholders unwilling or unable to make minimum payments, bankrupt cardholders and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged-off against the applicable revenue line item at the time of charge-off. We charge-off and take accounts as a loss within (i)60 days following formal notification of bankruptcy; (ii) at the end of the month during which most unsecured accounts become contractually 180 days past due; (iii) at the end of the month during which unsecured accounts that have entered into a credit counseling or other similar debt forbearance program and later become contractually 120 days past due; or (iv) at the end of the month during which secured accounts become contractually 120 days past due after first reducing the loss by the secured deposit.

         Charge-offs due to bankruptcies were $6.6 million, representing 9.7% of total gross charge-offs for the three-month period ended September 30, 2003, and $12.7 million, representing 13.9% of total gross charge-offs for the three-month period ended September 30, 2002. Charge-offs due to bankruptcies were $18.9 million, representing 15.5% of total gross charge-offs for the nine-month period ended September 30, 2003, and $54.6 million, representing 20.1% of total gross charge-offs for the nine-month period ended September 30, 2002. We charge-off accounts that are identified as fraud losses no later than 90 days after discovery. We enter into forward flow agreements with third-parties for the sale of a majority of charged-off credit card loans. We also refer some charged-off accounts to our recovery unit for coordination of collection efforts to recover the amounts owed. When appropriate, we place accounts with external collection agencies or attorneys.

TABLE 3: NET CHARGE-OFFS

(Dollars in thousands)

                               THREE-MONTHS ENDED             NINE-MONTHS ENDED
                                   SEPTEMBER 30,                 SEPTEMBER 30,
                               2003            2002          2003            2002
                            -----------    -----------    -----------    -----------
Average credit card loans   $   512,710    $   874,955    $   650,887    $ 1,699,445
Net charge-offs                  66,995         85,037        118,986        253,814
Net charge-off ratio               51.8%          38.6%          24.4%          20.0%
                            ===========    ===========    ===========    ===========

         As part of our overall portfolio management, we periodically sell portfolios of delinquent credit card accounts. These transactions have a direct effect on our charge-off dollars and rates as any reduction in the loan's value is reflected as a charge-off. We sold $39.9 million of 2-cycle plus delinquent assets in September 2003 and $47.6 million of 2-cycle plus delinquent assets in September 2002. The effects of the portfolio sales of delinquent assets and the sale on September 16, 2003 of $144.4 million of receivables from Direct Merchants Bank are included in the net charge-off rates presented in Table 3.

Provision and Allowance for Loan Losses

         We record provision for loan losses in amounts necessary to maintain the allowance at a level sufficient to absorb probable loan losses inherent in the existing loan portfolio as of the balance sheet date.

         In order to mitigate credit losses, we have focused our collection efforts to aggressively address any potential delinquency dollar and severity increases. If a cardholder experiencing payment difficulties qualifies, we also leverage debt forbearance programs and credit counseling services. These programs include reduced interest rates, reduced or suspended fees and other incentives to induce the customer to continue making payments. The amount of customer receivables in debt forbearance programs was $5.9 million or 5.3% of total "Credit card loans" as of September 30, 2003, compared to $34.7 million or 4.1% of total "Credit card loans" as of December 31, 2002. All delinquent receivables in debt forbearance programs are included in Table 2.

         The "Provision for loan losses" was $33.0 million and $107.8 million for the three- and nine-month periods ended September 30, 2003, compared to a provision of $26.3 million and $178.8 million for the same periods in 2002. The increase in the "Provision for loan losses" in the third quarter of 2003, compared to the same period in 2002 reflects the credit quality of the remaining "Credit card loans" at Direct Merchants Bank. The decrease in the "Provision for loan losses" for the nine-month period ended September 30, 2003, versus the first nine-months of 2002 is mainly due to the decrease in credit card loan balances. The "Allowance for loan losses" was $42.4 million as of September 30, 2003, versus $90.3 million as of December 31, 2002. Our roll-rate analysis, including judgmental factors, indicated our required "Allowance for loan losses" was in the range of $35 million to $40 million as of September 30, 2003, versus $75 million to $90 million as of December 31, 2002. The ratio of "Allowance for loan losses" to period-end "Credit card loans" was 38.2% at September 30, 2003, compared to 10.7% at December 31, 2002. The increase in this rate relates to the deteriorated credit quality of "Credit card loans" remaining at Direct Merchants Bank.

         We believe the "Allowance for loan losses" is adequate to cover probable losses inherent in the loan portfolio under current conditions. However, we cannot give assurance as to future credit losses that may be incurred in connection with our loan portfolio, nor can we provide assurance that the established "Allowance for loan losses" will be sufficient to absorb future losses.

Valuation of Retained Interests in Loans Securitized

Our credit card receivables are primarily funded through asset securitizations. Upon securitization, the Company removes the applicable credit card loans from the balance sheet and recognizes the retained interests in loans securitized at their allocated carrying value in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("SFAS No. 140"). Assets are sold to the Metris Master Trust at the inception of a securitization series. We also sell receivables to the Metris Master Trust on a daily basis to replenish receivable balances that have decreased due to payments and charge-offs. The difference between the allocated carrying value and the proceeds from the assets sold is recorded as a gain or loss on sale and is included in "Securitization (expense) income." At the same time, the Company recognizes the "Retained interests in loans securitized." The "Retained interests in loans securitized" are financial assets measured at fair value consistent with trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and includes the contractual retained interests, an interest-only strip receivable, excess transferor's interests and spread accounts receivable. The contractual retained interests consist of non-interest bearing securities held by the Company. The interest-only strip receivable represents the present value of the excess of the estimated future interest and fee collections expected to be generated by the securitized loans over the period the securitized loans are projected to be outstanding above the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses. The excess transferor's interests represent principal receivables held in the Metris Master Trust over the contractual retained interests. Spread accounts receivable represents restricted cash reserve accounts held by the Metris Master Trust that can be used to fund payments due to securitization investors and credit enhancers if cash flows are insufficient. Cash held in spread accounts is released to us if certain conditions are met or a securitization series terminates with amounts remaining in the spread accounts. The fair value of the "Retained interests in loans securitized" is determined through estimated cash flows discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans.

         The following summarizes our "Retained interests in loans securitized" as of September 30, 2003 and December 31, 2002.

TABLE 4: RETAINED INTERESTS IN LOANS SECURITIZED

                      (In thousands):                            SEPTEMBER 30,            DECEMBER 31,
                                                                     2003                     2002
                                                                 -------------           ---------------
 Contractual retained interests                                  $     584,585           $       685,197
 Excess transferor's interests                                          56,049                    57,447
 Interest-only strip receivable                                          4,867                    13,882
 Spread accounts receivable                                            211,685                    51,500
                                                                 -------------           ---------------
 Retained interests in loans securitized                         $     857,186           $       808,026
                                                                 =============           ===============

         "Retained interests in loans securitized" increased by $49.2 million between December 31, 2002, and September 30, 2003, to $857.2 million. The increase is primarily due to a $160.2 million increase in spread accounts receivable offset by a $100.6 million decrease in contractual retained interests and a $9.0 million reduction in the interest-only strip receivable.

         The contractual retained interests decreased $100.6 million from December 31, 2002, to September 30, 2003, primarily due to the sale of receivables to a third-party in the third quarter of 2003, attrition in the securitized loan portfolio and a valuation adjustment associated with the sale of receivables to a third party in the fourth quarter partially offset by higher enhancement levels required by recent securitization agreements. The interest-only strip receivable decreased to $4.9 million as of September 30, 2003, from $13.9 million as of December 31, 2002, due to lower projected excess spreads from the receivables held in the Metris Master Trust. The projected excess spreads have decreased primarily due to expected decreases in yield partially offset by expected decreases in principal default rates. Spread accounts receivable increased over December 31, 2002, as all excess spread earned on receivables held in the Metris Master Trust is being restricted from release to the Company due to the performance of the receivables. For more information on restricted cash see the Liquidity, Funding and Capital section of the Management Discussion and Analysis on pages 37 through 41.

         At least quarterly, the Company adjusts the valuation of the "Retained interests in loans securitized" to reflect changes in the amount and expected timing of future cash flows. The significant factors that affect the timing and amount of cash flows relate to the collateral assumptions, which include payment rate, default rate, gross yield and discount rate. These values can, and will, vary as a result of changes in the amount and timing of the cash flows and the underlying economic assumptions. The components of retained interests are recorded at their estimated fair value. (See Critical Accounting Estimates on page 54 for more information on the valuation of the retained interests). The significant assumptions used for estimating the fair value of the "Retained interests in loans securitized" are as follows:

TABLE 5: SIGNIFICANT ASSUMPTIONS USED FOR ESTIMATING THE FAIR VALUE OF RETAINED INTERESTS

                                                                   SEPTEMBER 30,           DECEMBER 31,
                                                                       2003                    2002
                                                                   -------------           ------------
Monthly payment rate                                                    6.7%                   6.7%
Gross yield (1)                                                        25.3%                  26.0%
Annual interest expense and servicing fees                              3.9%                   4.0%
Annual gross principal default rate                                    21.3%                  21.7%
Discount rate:
     Contractual retained interests                                    16.0%                  16.0%
     Excess transferor's interests                                     16.0%                  16.0%
     Interest-only strip receivable                                    30.0%                  30.0%
     Spread accounts receivable                                        15.3%                  16.0%

(1) Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries. Gross yield for purposes of estimating fair value does not include interchange income, or cash advance fees.

         In the third quarter of 2003, we repurchased $446.5 million of randomly selected credit card loans from the Metris Master Trust and subsequently sold the assets to a third-party. The sale was undertaken to generate liquidity needed to fund the sale of certificates of deposit in order to comply with a request by the OCC to eliminate federally insured "Deposits" at Direct Merchants Bank, or the risk thereof to the FDIC, by September 30, 2003, and to create additional liquidity in the Metris Master Trust. In addition, at the direction of our conduit providers to reduce outstanding balances on November 13, 2003, we repurchased and subsequently sold to a third-party an additional $494.3 million of randomly selected credit card loans from the Metris Master Trust to create additional liquidity by reducing outstanding conduit borrowings and to lower 2004 funding requirements. The proceeds from both sale transactions were less than the valuation determined under the discounted cash flow methodology we use in establishing the fair value of our "Retained interests in loans securitized." These sales were necessary transactions given the Company's current liquidity position and financing market conditions. We do not believe the sale prices in the September and November sales are representative of the overall fair value of our remaining "Retained interests in loans securitized," and therefore these two events were factored separately into our retained interests valuations.

BALANCE SHEET ANALYSIS

Cash and Cash Equivalents

         "Cash and cash equivalents" decreased $421.8 million to $158.4 million as of September 30, 2003, compared to $580.2 million as of December 31, 2002. The decrease is primarily due to the $559.3 million of cash used to fund the sale of certificates of deposit during the third quarter of 2003, offset by sales of receivables from Direct Merchants Bank to the Metris Master Trust and other third-parties.

Credit Card Loans

         "Credit card loans" were $110.9 million as of September 30, 2003, compared to $846.4 million as of December 31, 2002. The $735.5 million decrease is primarily a result of the sale of $686.6 million in "Credit card loans" sold from Direct Merchants Bank to the Metris Master Trust. In addition there was $213.3 million in "Credit card loans" sold to third-parties in the nine-month period ended September 30, 2003.

Property and equipment

         "Property and equipment, net" decreased to $39.0 million at September 30, 2003, primarily due to the sale of our Arizona facility in the second quarter for cash proceeds of $19.3 million and the third quarter sale of other assets for proceeds of $5.9 million, which were used to pay-down outstanding debt. Additional decreases occurred from the write-down of excess leasehold improvements, and furniture and fixtures.

Purchased Portfolio Premium

         "Purchased portfolio premium" decreased to $21.5 million at September 30, 2003, from $64.6 million at December 31, 2002. The $43.1 million decrease was due primarily to sales of credit card loans to third parties during the third and fourth quarters of 2003.

Other Assets

         "Other assets" decreased from $187.2 million at December 31, 2002 to $97.0 million at September 30, 2003. The decrease is primarily due to the $66.8 million in deferred marketing costs related to the sold membership club and warranty business.

Deposits

         "Deposits" decreased $886.5 million to $6.3 million as of September 30, 2003, from $892.8 million as of December 31, 2002. The decrease relates to $327.2 million of "Deposits" run-off during the first nine-months of 2003, and the sale of $559.3 million of certificates of deposit on September 30, 2003. The balance remaining at September 30, 2003, represents customer "Deposits" on secured credit cards.


Deferred Income

         "Deferred income" decreased $120.2 million to $22.9 million as of September 30, 2003, compared to $143.1 million as of December 31, 2002. The decrease primarily relates to the recognition of $82.7 million of "Deferred income" as a result of the sale of our membership club and warranty business, and a decrease in covered receivables under our debt waiver product resulting in lower "Deferred income."

CRITICAL ACCOUNTING ESTIMATES

         The Company's most significant accounting estimates are our determination of the "Allowance for loan losses" and the valuation of "Retained interests in loans securitized."

Allowance for Loan Losses

         We maintain an "Allowance for loan losses" sufficient to absorb probable loan losses inherent in the credit card loan portfolio as of the balance sheet date. The "Allowance for loan losses" results in a reserve approximating 18 months future charge-offs for subprime receivables and 13 months future charge-offs for prime receivables. At the time of charge-off, all principal balances are written off against the allowance and all fees and finance charges are netted against the applicable income statement line item. The allowance is based on management's consideration of all relevant factors including management's assessment of applicable economic and seasonal trends.

         We segment the loan portfolio into several individual liquidating pools with similar credit risk characteristics, and estimate (based on historical experience for similar pools and existing environmental conditions) the dollar amount of principal, accrued finance charges and fees that will charge-off. We then aggregate these pools into prime and subprime portfolios based on the prescribed FICO score cuts, credit counseling programs and various pools of other receivables. We also isolate other potentially higher risk segments such as accounts that are over their credit limit by more than 10%, accounts in suspended status under our debt waiver benefits and accounts of other programs as deemed necessary. We separately analyze the reserve requirement on each of these groups or portfolios.

         We continually evaluate the homogenous liquidating risk pools employing a roll-rate model which uses historical delinquency levels and pay-down levels (12 months of historical data, with influence given to the last six months' performance to capture current economic and seasonal trends), loan seasoning and other measures of asset quality to estimate charge-offs for both credit losses and bankruptcy losses.

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

         Significant changes in these factors could impact our financial projections and thereby affect the adequacy of our "Allowance for loan losses."

Valuation of Retained Interests in Loans Securitized

         The "Retained interests in loans securitized" on our balance sheet associated with our securitization transactions includes contractual retained interests, transferor's interests, interest-only strip receivable, and spread accounts receivable. We determine the fair value of each component of the "Retained interests in loans securitized" at the time a securitization transaction or replenishment sale is completed using a discounted cash flow valuation model and on a quarterly basis thereafter. Any change in the fair value is recorded in "Securitization income."

         The discounted cash flow valuation is limited to the receivables that exist and have been sold to the Metris Master Trust. Therefore, the model assumes current principal receivable balances amortize with no new sales, interchange fees or cash advances. The future cash flows are modeled in accordance with the debt series' legal documents and are applied to all series on a pro-rata basis. Excess fee income, finance charge and recovery cash flows above contractual expense payments are first applied to meet spread accounts receivable requirements then returned to us as part of the interest-only strip receivable. We determine upper and lower valuation limits of the "Retained interests in loans securitized" based on historical and forecasted excess spreads. We then determine the best estimate within the range based on historical trends (weighted heavily toward the low end of the range), adjusted when appropriate, for portfolio forecast information.

         The contractual retained interests represent the subordinated securities held by us. There is no stated interest/coupon rate associated with these securities and they are not rated. They are subordinate to all other securities, except for the interest-only strip receivable we own and accordingly, are repaid last. Their fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets and the expected timing based on the scheduled maturity date for the underlying securitization. If these securities are recoverable based on the Metris Master Trust forecasts, cash flows related to the entire subordinated principal balance are used in determining their fair value.

         Transferor's interests represent undivided interests in receivables that are not pledged to support a specific security series or class and represent our interest in the excess principal receivables held in the Metris Master Trust. The fair value is determined in the same manner as the contractual retained interests and is discounted based on twelve months to maturity. We have subordinated our rights to the excess cash flows on the principal receivables underlying the transferor's interest, thus they are included in the value of the interest-only strip receivable. Spread accounts receivable balances represent cash held by the Metris Master Trust trustee due to Trust performance and requisite reserves required by certain security series. These balances earn interest and the change in fair value is determined in the same manner as the contractual retained interests.

         The interest-only strip receivable represents the contractual right to receive from the Metris Master Trust interest and other fee revenue less certain costs over the estimated life of the underlying debt securities. The fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets and the expected timing of the amortization inherent in the retained interests valuation model. We believe our discount rates are consistent with what other market place participants would use to determine the fair value of these assets. The valuation model assumes that we repurchase the outstanding principal receivables at face value according to the clean up call provisions contained in the respective security series' legal documents.

         We use certain assumptions and estimates in determining the fair values of "Retained interests in loans securitized." These assumptions and estimates include estimated principal payments, credit losses, gross yield, interest expense, fees, the timing of cash receipts, and discount rates commensurate with the risks of the underlying assets. On a quarterly basis, we review and adjust as appropriate the assumptions and estimates used in our model based on a variety of internal and external factors, including national and economic trends and business conditions, current lending policies, procedures and strategies, historical trends and assumptions about future trends, competition and legal and regulatory requirements. Significant estimates are required in determining these factors and different judgments concerning these factors can result in a material impact on our balance sheet and income statement. The accompanying unaudited consolidated financial statements do not include an adjustment to the fair value of retained interests that might result from the inability to finance future receivables.

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

         One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Liquidity management is a dynamic process, affected by changes in the characteristics of our assets and liabilities and short- and long-term interest rates. We use a variety of financing sources to manage liquidity, funding, and interest rate risks. Table 6 summarizes our funding and liquidity as of September 30, 2003 and December 31, 2002.

TABLE 6: LIQUIDITY, FUNDING AND CAPITAL RESOURCES

  (In thousands)
                                        SEPTEMBER 30, 2003                            DECEMBER 31, 2002
                           -------------------------------------------   ------------------------------------------
                              DMCCB          OTHER        CONSOLIDATED      DMCCB          OTHER       CONSOLIDATED
                           ------------   ------------    ------------   ------------   ------------   ------------
Cash and due from
   banks                   $     37,091   $     (1,164)   $     35,927   $     58,399   $      4,414   $     62,813
Federal funds
   sold                              --             --              --         88,000             --         88,000
Short-term
   investments                   69,292         53,193         122,485        322,039        107,380        429,419
                           ------------   ------------    ------------   ------------   ------------   ------------
     Total cash and cash
         equivalents       $    106,383   $     52,029    $    158,412   $    468,438   $    111,794   $    580,232
                           ============   ============    ============   ============   ============   ============

                                        SEPTEMBER 30, 2003                     DECEMBER 31, 2002
                                ---------------------------------       -------------------------------
                                                      UNUSED                                 UNUSED
ON-BALANCE SHEET FUNDING          OUTSTANDING         CAPACITY          OUTSTANDING         CAPACITY
                                --------------     --------------       --------------     ------------
Revolving credit line -
   Expired in July 2003         $           --     $           --       $           --     $    162,696
Term loan - Expired in June
   2003                                     --                N/A              100,000              N/A
10% senior notes - November
   2004                                100,000                N/A              100,000              N/A
10.125% senior notes -
   July 2006                           147,497                N/A              146,824              N/A
Term loan - June 2004                  102,500                N/A                   --               --
Other                                    1,514                N/A               10,825              N/A
Deposits                                 6,298                N/A              892,754              N/A
                                --------------     --------------       --------------     ------------
     Subtotal                   $      357,809     $           --       $    1,250,403     $    162,696

OFF-BALANCE SHEET FUNDING


Metris Master Trust:
     Term asset-backed
        securitizations -
        various maturities
        through January 2009     $ 6,400,000   $        --   $ 7,610,000   $        --
     Conduits - maturing
        March 2004                   720,000       130,000     1,177,957       422,043
     Amortizing term series -
        maturing February 2004       227,200            --            --            --
Metris facility - Expired in
        March 2003                        --            --        48,900        26,100
                                 -----------   -----------   -----------   -----------
     Subtotal                      7,347,200       130,000     8,836,857       448,143
                                 -----------   -----------   -----------   -----------
     Total                       $ 7,705,009   $   130,000   $10,087,260   $   610,839
                                 ===========   ===========   ===========   ===========

         The Company is bound by certain financing covenants and capital requirements. The most significant covenants and requirements are related to the Metris Master Trust, the term loan due June 2004 and Direct Merchants Bank's capital requirements. The significant covenants related to the Metris Master Trust are discussed on page 60. The covenants related to the term loan due June 2004 are included in the Credit Agreement as filed July 11, 2003 on Form 8-K. Direct Merchants Bank's capital requirements are discussed on page 61.

         During 2003, Direct Merchants Bank has declared and paid $190.8 million of dividends indirectly to Metris Companies Inc.

         Our contractual cash obligations during the next twelve months as of September 30, 2003, are as follows:

TABLE 7: CONTRACTUAL CASH OBLIGATIONS:

(In thousands):
Long-term debt                           $ 103,015
Operating leases                            11,266
Deposits                                     6,298
                                         ---------
Total                                    $ 120,579
                                         =========

         In addition to the contractual cash obligations, open-to-buy on credit card accounts as of September 30, 2003, were $9.1 billion.

         As of September 30, 2003, $2.5 billion of off-balance sheet funding in the Metris Master Trust is scheduled to amortize over the next twelve months. We base the amortization amounts on estimated amortization periods, which are subject to change based on the Metris Master Trust performance.

         During the next twelve months we have contractual cash obligations of $120.6 million and off-balance sheet funding scheduled to amortize of $2.5 billion. We base the amortization amounts on estimated amortization periods, which are subject to change based on the Metris Master Trust performance. We have historically utilized a variety of funding vehicles, as well as ongoing cash generated from operations, to finance "Credit card loans," maturing debt obligations and general operating needs. On November 13, 2003 we repurchased $494.3 million of randomly selected credit card loans from the Metris Master Trust and subsequently sold the assets to a third-party in order to create additional liquidity in the Metris Master Trust. In addition, during the next twelve months we intend to reduce outstanding "Credit card loans" in the Metris Master Trust through lower credit card account acquisitions, attrition in the portfolio and third-party sales as necessary. This reduction in the size of the portfolio will significantly reduce our need for additional financing facilities or the issuance of new asset-backed securities.

         We believe that we will be able to obtain the requisite funding that will provide us with adequate liquidity to meet anticipated cash needs. We have approximately $213 million of equity and $106 million of cash, cash equivalents and marketable securities at Direct Merchants Bank as of September 30, 2003. A portion of this cash is available, upon approval of regulatory authorities, to assist in the Company's financing needs. The Company is currently reviewing alternatives to refinancing the $102 million term loan due June 2004, the $100 million of 10% senior notes due in November 2004 and the $850 million of conduits maturing on March 15, 2004. Furthermore, the Company has received a commitment from a group of banks to provide an amortizing term series financing of $500 million maturing May 3, 2004 to defease a $500 million term asset-backed securitization (Series 1999-1) that began an accumulation period on March 1, 2004. However, no assurance can be given either that we will be able to obtain all future funding requirements or as to the terms and costs of any funding obtained. If we are unable to obtain funding from a Third party, we would be able to fund the accumulation with operating cash for a period of approximately two weeks. Recent downgrades in our credit ratings and the deterioration in our asset quality have reduced our access to funding and have resulted in higher funding costs and less favorable terms than were previously available to us. Future downgrades in our debt ratings or those of our banking subsidiary, as well as further deterioration in our asset quality, could continue to negatively impact our funding capabilities.

         The following table shows the annualized yields, defaults, costs and excess spreads for the Metris Master Trust on a cash basis:

TABLE 8: ANALYSIS OF ANNUALIZED YIELDS, DEFAULTS, COSTS AND EXCESS SPREADS

(Dollars in thousands)                                 THREE-MONTHS ENDED SEPTEMBER 30,
                                                         2003                     2002
                                                       --------                 --------
Gross yield (1)                                $577,801        26.38%     $692,604        26.71%
Annual principal defaults                       438,779        20.03%      425,406        16.40%
                                               --------     --------      --------     --------
Net portfolio yield                             139,022         6.35%      267,198        10.31%
Annual interest expense and servicing fees       76,252         3.65%      104,010         4.30%
                                               --------     --------      --------     --------
  Net excess spread                            $ 62,770         2.70%     $163,188         6.01%
                                               ========     ========      ========     ========

(Dollars in thousands)                                    NINE-MONTHS ENDED SEPTEMBER 30,
                                                          2003                          2002
                                                        --------                      --------
Gross yield (1)                                $1,844,344         26.99%     $1,895,294         26.44%
Annual principal defaults                       1,424,371         20.84%      1,113,041         15.53%
                                               ----------      --------      ----------      --------
Net portfolio yield                               419,973          6.15%        782,253         10.91%
Annual interest expense and servicing fees        247,996          3.82%        310,360          4.46%
                                               ----------      --------      ----------      --------
  Net excess spread                            $  171,977          2.33%     $  471,893          6.45%
                                               ==========      ========      ==========      ========

(1) Includes cash flows from finance charges, late, overlimit and cash advance fees, bad debt recoveries, interchange income and debt waiver fees, less finance charge and fee charge-offs.

         The Metris Master Trust and the associated off-balance sheet debt provide for early amortization if certain events occur. These events are described in the core transaction documents of each securitization transaction. Significant events may include (i) three-month average excess spreads below levels between 0.0% and 1.0%, (ii) negative transferor's interest within the Metris Master Trust or (iii) failure to fund during an accumulation period for a maturing term asset-backed securitization. In addition, there are various provisions ("triggers") within our Series Supplements that, when triggered, restrict the release of cash to us. The cash is held in spread accounts by the Metris Master Trust trustee. This restricted cash provides additional security to the investors in the Metris Master Trust. We reflect cash restricted from release by the Metris Master Trust in "Retained interests in loans securitized" in the consolidated balance sheets (see discussion of spread accounts receivable in Note 2 on page 10). The triggers are primarily related to the performance of the Metris Master Trust, in particular the average of net excess spread over a one to three-month period.

         The cash restricted from release is limited to the amount of excess spread generated in the Metris Master Trust on a cash basis. During periods of lower excess spreads, the required amount of cash to be restricted in the Metris Master Trust may not be achieved. During those periods, all excess cash normally released to Metris Receivables, Inc. ("MRI") will be restricted from release. Once the maximum amount of cash required to be restricted is restricted from release or excess spreads improve, cash can again be released to us. Based on the performance of the Metris Master Trust, the amount of cash required to be restricted was $436 million at September 30, 2003, and $304 million at December 31, 2002. As of September 30, 2003, $231.7 million has been restricted from release due to performance, $21.4 million has been restricted from release due to corporate debt ratings at the inception of the securitization transactions, $12.2 million has been restricted from release for defeasance, and $18.6 million has been restricted from release for maturity reserves. As of December 31, 2002, $29.1 million had been restricted from release in the Metris Master Trust due to performance and $21.4 million had been restricted from release due to corporate debt ratings at the inception of the securitization transactions. The $202.6 million increase in cash restricted due to performance for the period ended September 30,2003 was funded by approximately $172.0 million of net excess cash generated by the Metris Master Trust being restricted from release and approximately $30.6 million that was funded by us as additional enhancement on new transactions. We expect continued restrictions on the release of a significant portion of our cash basis excess spread throughout 2004.

         On March 17, 2003, we obtained a $425 million extension through March 2004 of an $850 million conduit financing which was scheduled to mature in June of 2003. We also secured a $425 million conduit financing through March 2004, which replaced conduits and warehouse facilities that matured during March through May 2003. Furthermore, these conduits provided for the financing of a term asset-backed securitization that matured in July 2003. The continued availability of funding under these facilities is subject to various conditions, including a minimum three-month average excess spread of 1%. Finally, as required under one of the conduit facilities, we obtained an amortizing term series financing of $622.2 million maturing March 2004 to replace a $610 million term asset-backed securitization that began an accumulation period on November 1, 2003.

         On March 31, 2003, Thomas H. Lee Equity Fund IV, L.P. ("THL Fund IV") committed to provide a term loan to the Company in an aggregate amount of $125 million as a backup financing facility, secured by assets of the Company. On June 27, 2003, the term loan commitment was terminated and replaced with a $125 million senior secured loan funded by a consortium of lenders. With the termination of the THL Fund IV commitment, we wrote off $5.1 million of capitalized commitment fees.

         The $125 million senior secured loan was issued pursuant to an Amended and Restated Senior Secured Credit Agreement dated as of June 18, 2003, as amended, and effective as of June 27, 2003(the "Credit Agreement"). The loan matures June 27, 2004, and carries a fixed interest rate of 12% plus a monthly performance payment, which is indexed to the monthly excess spread in the Metris Master Trust. The funds were primarily used to pay off a $100 million term loan that matured in June of 2003. The terms of the Credit Agreement under which the loan was issued require mandatory prepayment of a portion of the principal if the Company receives funds due to the sale of certain Company assets. During the third quarter of 2003 we were required to make a $22.5 million principal repayment from the proceeds of the sale of our membership club and warranty business. Since that time we have made additional principal paydowns of approximately $6 million. We are bound by certain covenants under the Credit Agreement, as amended. As of September 30, 2003, we were in compliance with all covenants under the Credit Agreement, as amended. In addition, under that agreement dividends declared and paid by Direct Merchants Bank indirectly to MCI are limited to the Bank's earnings not to exceed $20 million per calendar quarter.

         The Internal Revenue Service ("IRS") has completed its examination of the Company's tax returns through December 31, 1998. The IRS has proposed adjustments to increase the Company's federal income tax by $42.9 million, plus interest of more than $16 million, pertaining to the Company's treatment of certain credit card fees as original issue discount ("OID"). Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees constitute OID and must be deferred and amortized over the life of the underlying "Credit card loans" for tax purposes. Cumulatively through September 30, 2003, the Company has deferred approximately $200 million in federal income tax under the OID rules. Any assessment similar to what has been proposed by the IRS may ultimately require payment by the Company of the federal tax plus state taxes and related interest.

         The Company believes its treatment of these fees is appropriate and continues to work with the IRS to resolve the proposed adjustments. The Company's position on the treatment of credit card fees is consistent with that of many other U.S. credit card issuers. We do not expect final settlement or additional tax to be paid over the next twelve months. However, both the timing and amount of the final resolution of this matter are uncertain.

         In July of 2003, the OCC requested and Direct Merchants Bank agreed to eliminate federally insured "Deposits" at the Bank, or the risk thereof to the FDIC, by September 30, 2003. The Bank sold $559.3 million of insured certificates of deposit on September 30, 2003, utilizing a combination of cash on hand, cash generated through the sale of assets to a third-party, and sales of assets to MCI, in order to fully comply with the OCC's request. The sale of the certificates of deposit resulted in a loss of approximately $33 million.

DIRECT MERCHANTS BANK CAPITAL ADEQUACY

         In the normal course of business, Direct Merchants Bank enters into agreements, or is subject to regulatory requirements, that result in cash, debt, dividend or other capital restrictions.

         The Federal Reserve Act imposes various legal limitations on the extent to which banks can finance or otherwise supply funds to their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on transactions with MCI and its affiliates including any extensions of credit or other covered transactions, such as certain purchases of assets. Bank regulatory laws limit or prohibit Direct Merchants Bank's ability to lend or provide credit support to MCI and its affiliates. Additionally, Direct Merchants Bank is limited in its ability to declare dividends indirectly to MCI in accordance with the National Bank Act dividend provisions.

         Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At September 30, 2003, and December 31, 2002, Direct Merchants Bank's Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, as illustrated in Table 9.

         The Bank is also subject to capital requirements under its December 11, 2003 Modified Operating Agreement with the OCC discussed below under "Regulatory Matters." In accordance with the Modified Operating Agreement, in future quarters the Bank must maintain capital at the dollar level as reported on the September 30, 2003 Call Report unless otherwise approved by the OCC. Direct Merchants Bank's capital ratio as of September 30, 2003, was 156.4% and the Bank was considered a "well-capitalized" depository institution under regulations of the OCC (including FFIEC subprime guidelines).

         Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Direct Merchants Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require Direct Merchants Bank to maintain minimum amounts and ratios (set forth in Table 9) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 leverage capital (as defined) to average assets (as defined). Failure to meet minimum capital requirements can result in certain mandatory and/or discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements.

         Additional information about Direct Merchants Bank's actual capital amounts and ratios are presented in the following table:

TABLE 9: CAPITAL RATIOS

   (Dollars in thousands)                                   TO BE
                                                          ADEQUATELY             TO BE WELL
                                     ACTUAL               CAPITALIZED            CAPITALIZED
                                     ------               -----------            -----------
  As of September 30, 2003     AMOUNT      RATIO       AMOUNT      RATIO       AMOUNT      RATIO
                              --------     -----      --------     -----      --------     -----
Total Capital                 $211,557     156.4%     $ 10,821       8.0%     $ 13,527      10.0%
(to risk-weighted assets)

Tier 1 Capital                 209,392     154.8%        5,411       4.0%        8,116       6.0%
(to risk-weighted assets)

Tier 1 Capital                 209,392      20.7%       40,373       4.0%       50,466       5.0%
(to average assets)


   (Dollars in thousands)                                   TO BE
                                                          ADEQUATELY             TO BE WELL
                                     ACTUAL               CAPITALIZED            CAPITALIZED
                                     ------               -----------            -----------
  As of September 30, 2003     AMOUNT      RATIO       AMOUNT      RATIO       AMOUNT      RATIO
                              --------     -----      --------     -----      --------     -----
Total Capital                 $402,891      30.9%     $104,465       8.0%     $130,581      10.0%
(to risk-weighted assets)

Tier 1 Capital                 385,658      29.5%       52,233       4.0%       78,349       6.0%
(to risk-weighted assets)

Tier 1 Capital                 385,658      24.4%       63,219       4.0%       79,024       5.0%
(to average assets)

REGULATORY MATTERS

         On March 18, 2003, we entered into an Operating Agreement with the OCC. The terms of the Operating Agreement required Direct Merchants Bank and MCI to enter into a Capital Assurance and Liquidity Maintenance Agreement ("CALMA") which also was executed on March 18, 2003. The effect of the CALMA is to potentially require MCI to make such capital infusions or provide Direct Merchants Bank with financial assistance so as to permit Direct Merchants Bank to meet its liquidity requirements. Although the Operating Agreement was terminated and replaced with a Modified Operating Agreement, effective December 11, 2003, the CALMA is still in place and effective between Direct Merchants Bank and MCI.

         In compliance with the Operating Agreement, Direct Merchants Bank, has established restricted deposits with third-party depository banks for the purpose of supporting Direct Merchants Bank's funding needs. These deposits are invested in cash and cash equivalents. As of September 30, 2003, the balance of these deposits was $83.9 million and is classified on the balance sheets as "Liquidity reserve deposit."

         On December 11, 2003, we entered into a Modified Operating Agreement with the OCC, which replaced the original Operating Agreement dated March 18, 2003. The Modified Operating Agreement requires, among other things, the following:

         o The Bank must maintain capital at the dollar level reported on the September 30, 2003, Call Report, unless otherwise approved by the OCC. The Bank may continue to pay dividends in accordance with applicable statutory and regulatory requirements, provided capital remains at the aforementioned level.

         o The Bank shall maintain, at a minimum, liquid assets of not less than $35 million or 100% of the average highest daily funding requirement for managed receivables.

         o The Bank is required to continue to comply with the terms of the Liquidity Reserve Deposit Agreement and the CALMA.

         o The Bank and MCI are required to comply with the terms of the CALMA.

         If the OCC were to conclude that the Bank failed to adhere to any provision of the Modified Operating Agreement, the OCC could pursue various enforcement options.

         In July 2003, the OCC requested and Direct Merchants Bank agreed to eliminate federally insured "Deposits" at the Bank, or the risk thereof to the FDIC, by September 30, 2003. The Bank eliminated $559.3 million of insured "Deposits" on September 30, 2003, utilizing a combination of cash on hand, cash generated through the sale of assets to a third-party, and sales of assets to MCI.

         On August 5, 2003, we received notification from the SEC that we are the subject of a formal, nonpublic investigation. We believe that this investigation initially related primarily to the Company's treatment of its "Allowance for loan losses" in 2001, and subsequent years, the Company's 2001 credit line increase program and other related matters. On December 9, 2003, we received notification that the scope of the investigation was expanded to include matters related to our valuation of "Retained interests in loans securitized." The Company subsequently has received additional SEC subpoenas and requests for information on related and other financial accounting and the above matters. The SEC has advised us that this is a fact-finding inquiry and that it has not reached any conclusions related to this matter. We are responding fully to the SEC in its investigation.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements include, without limitation: expressions of the "belief," "anticipation," "intent," or "expectations" of management; statements and information as to our strategies and objectives; return on equity; changes in our managed loan portfolio; net interest margins; funding costs; liquidity; cash flow; operating costs and marketing expenses; delinquencies and charge-offs and industry comparisons or projections; statements as to industry trends or future results of operations of the Company and its subsidiaries; and other statements that are not historical fact. Forward-looking statements may be identified by the use of terminology such as "may," "will," "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," or "anticipates" and similar expressions, as they relate to the Company or our management. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

         These risks and uncertainties include, but are not limited to, our high liquidity requirement; our higher delinquency rate, credit loss rates and charge-off rates of our "Credit card loans;" the higher charge-off and bankruptcy rates of the Company's target market of moderate-income consumers; the success and impact of our existing or modified strategic initiatives; the effect of the restatement of the Company's financial statements discussed herein, risks associated with Direct Merchants Bank's ability to comply with its agreement with regulators regarding the safety and soundness of its operations; interest rate risks; risks associated with acquired portfolios; dependence on the securitization markets and other funding sources to fund our business, including the refinancing of existing indebtedness; the effects of the previously announced SEC investigation, government policy and regulation, whether of general applicability or specific to us, including restrictions and/or limitations relating to our minimum capital requirements, reserving methodologies, dividend policies and payments, growth, and/or underwriting criteria; reduced funding availability and increased funding costs; privacy laws that could result in lower revenue generated from fewer marketing campaigns and/or penalties for non-compliance; and general economic conditions that can have a negative impact on the performance of loans and marketing of credit protection and other enhancement services.

         These and other risks and uncertainties are discussed in "Legal Proceedings" (page 67), "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 42-65) and "Quantitative and Qualitative Disclosures About Market Risk" (page 66). Although we have attempted to list comprehensively the major risks and uncertainties, other factors may in the future prove to be important in causing actual results to differ materially from those contained in any forward-looking statement. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof, and are reminded that they are not guarantees of future performance of the Company. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

SELECTED OPERATING DATA - MANAGED BASIS

         In addition to analyzing the Company's performance on an owned basis, we analyze the Company's financial performance on a managed loan portfolio basis. On a managed basis, the balance sheets and income statements include other investors' interests in securitized loans that are not assets of the Company, thereby reversing the effects of sale accounting under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." We believe this information is meaningful to the reader of the financial statements. We service the receivables that have been securitized and sold, and we own the right to the cash flows from those receivables sold in excess of amounts owed to security holders.

         The following information is NOT in conformity with accounting principles generally accepted in the United States of America; however, we believe the information is relevant to understanding the overall financial condition and results of operations of the Company.

TABLE 10: MANAGED LOAN PORTFOLIO

(Dollars in thousands)                        SEPTEMBER 30,    % OF      DECEMBER 31,     % OF      SEPTEMBER 30,     % OF
                                                  2003         TOTAL         2002         TOTAL         2002          TOTAL
                                              -------------    -----     ------------     -----     -------------     -----
PERIOD-END BALANCES:
Credit card loans                             $     110,922              $    846,417               $     761,297
Receivables held in the
    Metris Master Trust                           8,880,214                10,573,769                  10,915,438
                                              -------------              ------------               -------------
Managed                                       $   8,991,136              $ 11,420,186               $  11,676,735
                                              =============              ============               =============
Loans contractually delinquent:

Credit card loans                                   16,746      15.1%           7,876       0.9%           47,322       6.2%
Receivables held in the
   Metris Master Trust                             980,930      11.0%       1,252,073      11.8%        1,201,849      11.0%
                                              -------------              ------------               -------------
Managed                                       $    997,676      11.1%    $  1,259,949      11.0%    $   1,249,171      10.7%
                                              =============              ============               =============

(Dollars in thousands)                         THREE-MONTHS ENDED                           NINE-MONTHS ENDED
                                                  SEPTEMBER 30,                               SEPTEMBER 30,
                                                  -------------                               -------------
                                            2003                 2002                   2003                 2002
                                        ------------         ------------            -----------         ------------
AVERAGE BALANCES:
Credit card loans                       $    512,710         $    874,955            $   650,887         $  1,699,445
Receivables held in the Metris Master
    Trust                                  9,417,277           11,032,628              9,903,679           10,285,621
                                        ------------         ------------            -----------         ------------
Managed                                 $  9,929,987         $ 11,907,583            $10,554,566         $ 11,985,066
                                        ============         ============            ===========         ============

NET CHARGE-OFFS:
Credit card loans                       $     66,995  51.8%  $     85,037    38.6%   $   118,986  24.4%  $    253,814   20.0%
Receivables held in the Metris Master
   Trust                                     505,856  21.4%       402,608    14.5%     1,447,256  19.6%     1,061,008   13.8%
                                        ------------         ------------            -----------         ------------
Managed                                 $    572,851  23.0%  $    487,645    16.2%   $ 1,566,242  19.9%  $  1,314,822   14.7%
                                        ============         ============            ===========         ===========

         The increase in the managed delinquency rates as of September 30, 2003, over December 31, 2002, and September 30, 2002, reflects various factors, including declining credit card loan balances, the residual effect of the past deterioration in the economy and the impact of our 2001 credit line increase program. The 2001 credit line increase program added payment pressure to our customers due to increased average outstanding balances, which require higher monthly payments. These factors have made our collections efforts more difficult, resulting in higher delinquencies. In addition, as part of our overall portfolio management, we sell portfolios of delinquent credit card accounts. These transactions have a direct effect on delinquency dollars and rates. Excluding the sale of $39.9 million of 2-cycle plus delinquent assets and the portfolio sale of $590.9 million on a managed basis in September 2003, the managed delinquency ratio would have been 11.4 percent as of September 30, 2003. Excluding the sale of $72.5 million of 2-cycle plus delinquent assets in December 2002, the managed delinquency ratio would have been 11.6 percent as of

December 31, 2002. Excluding the sale of $47.6 million of 2-cycle plus delinquent assets in September 2002, the managed delinquency ratio would have been 11.0 percent as of September 30, 2002.

         Total managed loans decreased $2.4 billion to $9.0 billion as of September 30, 2003, compared to $11.4 billion as of December 31, 2002. This was primarily due to a reduction in credit lines, tighter underwriting standards implemented in 2002, fewer new accounts, increased charged-off receivables and the sale of credit card loans to third-parties. The amount of credit card loans in debt forbearance programs was $769.3 million or 8.6% of total managed loans as of September 30, 2003, compared with $860.1 million or 7.5% of managed loans as of December 31, 2002. All delinquent receivables in debt forbearance programs are included in Table 10.

         Managed net charge-offs increased $85.2 million and $251.4 million for the three- and nine-month periods ended September 30, 2003, compared to the same periods in 2002, primarily due to the impact of the 2001 credit line increase program and the residual effect of the past deterioration in the economy. In addition, as part of our overall portfolio management, we sell portfolios of delinquent credit card accounts. These transactions have a direct effect on charge-off dollars and rates as any reduction in the loan's value is reflected as a charge-off. We sold $39.9 million of 2-cycle plus delinquent assets in September 2003 and $47.6 million of 2-cycle plus delinquent assets in September 2002. The effects of these transactions as well as the sale on September 16, 2003 of $590.9 million of receivables from Direct Merchants Bank and the Metris Master Trust are included in the delinquency and net charge-off rates presented in Table 10.

         We charge-off bankrupt accounts within 60 days following formal notification. Charge-offs due to bankruptcies were $171.9 million, representing 28.6% of total managed gross charge-offs for the three-months ended September 30, 2003, and $177.5 million, representing 34.1% of total managed gross charge-offs for the three-months ended September 30, 2002. Charge-offs due to bankruptcies were $539.1 million, representing 32.7% of total managed gross charge-offs for the nine-months ended September 30, 2003, and $463.3 million, representing 33.3% of total managed gross charge-offs for the nine-months ended September 30, 2002. In addition to those bankrupt accounts that were charged-off, we received formal notification of $80.3 million and $102.1 million of managed bankrupt accounts as of September 30, 2003, and 2002, respectively.

Net Interest Income

TABLE 11: ANALYSIS OF AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES

(Dollars in thousands)                                   THREE-MONTHS ENDED                 NINE-MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                        2003             2002             2003             2002
                                                    -----------      -----------      -----------      -----------
Average interest-earning assets:
    Owned                                           $ 1,098,535      $ 1,785,855      $ 1,232,248      $ 2,273,957
    Receivables held in the Metris Master Trust       9,417,277       11,032,628        9,903,679       10,285,621
                                                    -----------      -----------      -----------      -----------
Managed                                             $10,515,812      $12,818,483      $11,135,927      $12,559,578
                                                    ===========      ===========      ===========      ===========

Net interest income:
   Owned                                            $     2,360      $     8,164      $    27,896      $   107,680
   Receivables held in the Metris Master Trust          361,986          446,172        1,148,737        1,213,804
                                                    -----------      -----------      -----------      -----------
Managed                                             $   364,346      $   454,336      $ 1,176,633      $ 1,321,484
                                                    ===========      ===========      ===========      ===========

Net interest margin (1):
   Owned                                                    0.9%             1.8%             3.0%             6.3%
   Receivables held in the Metris Master Trust             15.3%            16.0%            15.5%            15.8%
Managed                                                    13.7%            14.1%            14.1%            14.1%

(1) We compute net interest margin by dividing annualized net interest income by average total interest-earning assets.

         Managed net interest income decreased $90.0 million and $144.9 million for the three- and nine-month periods ended September 30, 2003, compared to the same periods in 2002. Net interest income consists primarily of interest earned on "Credit card loans" less interest expense on borrowing to fund the loans. The decrease is primarily due to a $2.3 billion and $1.4 billion decrease in managed average interest-earning assets, for the three- and nine-month periods ended September 30, 2003, compared to the same periods in 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is due to changes in interest rates. This affects us directly in our lending and borrowing activities, as well as indirectly, since interest rates may impact the payment performance of our cardholders.

         To manage our direct risk to market interest rates, management actively monitors the interest rates and the interest sensitive components of our owned and managed balance sheets to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. We seek to minimize that impact primarily by matching asset and liability re-pricings.

         Our primary managed assets are "Credit card loans," which are virtually all priced at rates indexed to the variable Prime Rate. We fund "Credit card loans" through a combination of cash flows from operations, asset securitizations, bank loans, long-term debt and equity issuances. Our securitized loans are owned by the Metris Master Trust and bank-sponsored multi-seller receivables conduits within the Metris Master Trust, which have committed funding primarily indexed to variable commercial paper rates and LIBOR. The long-term debt is at fixed interest rates. At September 30, 2003, and 2002, none of the securities issued out of the Metris Master Trust and conduit funding of securitized receivables was funded with fixed rate securities.

         In an interest rate environment with rates significantly above current rates, the potential negative impact on earnings of higher interest expense is partially mitigated by fixed rate funding and interest rate cap contracts.

         The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates of 200 basis points. In this analysis, interest rates on our floating rate debt are not allowed to decrease below zero percent. Assuming that we take no counteractive measures, as of September 30, 2003, a 200-basis-point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and loans, would result in a decrease in net income of approximately $14.6 million relative to a base case over the next 12 months, compared to an approximate $11.0 million decrease as of December 31, 2002, relative to a base case over the next 12 months. A decrease of 200 basis points would result in an increase in net income of approximately $28.5 million as of September 30, 2003, and an increase of $55.0 million as of December 31, 2002.

         The change in the 12-month sensitivity to both a 200-basis-point increase and decrease in the market interest rate is mainly due to an increase in loan balances in the third quarter of 2003 where the interest rate charged on customer loan balances is below the floor rate and a continued decrease in the forecasted future loan balances. Our use of this methodology to quantify the market risk of financial instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. In addition, this methodology does not take into account the indirect impact interest rates may have on the payment performance of our cardholders, or the fact that LIBOR and Prime Rates may not move in tandem in an increasing or decreasing rate environment. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions or other costs associated with managing immediate changes in interest rates.

ITEM 4 CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) or 15d-14(c) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO and CFO, have concluded that, as of September 30, 2003, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended ("Exchange Act") are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         On November 17, 2003, our external auditors, KPMG LLP, issued a material weakness report noting a material weakness in our policies and procedures for estimating the fair value of our "Retained interests in loans securitized" and associated revenue recognition. During the past several months we have taken steps to revise our valuation model and related policies, procedures and assumptions to address the issues in the material weakness report. During the period, the Company also identified and changed its accounting policies to conform with accounting principles generally accepted in the United States of America associated with the accounting for securitization transaction costs, credit card solicitation costs, and debt waiver revenue associated with receivables sold to the Metris Master Trust (See Note 2 of the unaudited consolidated financial statements on page 9 for further discussion).

         The Company, as of February 24, 2004 has re-evaluated the effectiveness of the design of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) or 15d-14(c) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO and CFO, have concluded that the design of our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has not yet evaluated (tested) the operating effectiveness of such controls.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In September and October 2002, three shareholder lawsuits were filed in the United States District Court for the District of Minnesota, naming MCI, Ronald N. Zebeck and David Wesselink as defendants. Two of the lawsuits have been dismissed. The plaintiff in the remaining lawsuit seeks to represent a class of purchasers of MCI common stock between November 5, 2001 and July 17, 2002. The lawsuit seeks damages in an unspecified amount. The complaint alleges, among other things, that defendants violated the federal securities laws when MCI failed to disclose the existence of an OCC Report of Examination until April 17, 2002. The lawsuit is currently in the discovery phase. We believe the lawsuit is without merit.

         We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations. On January 23, 2004, a complaint was filed in Middlesex County Superior Court in Cambridge, Massachusetts, against Direct Merchants Bank and MCI. The complaint purports to be a class action complaint covering the period January 1, 2000 through December 31, 2004
(sic) and alleges, among other things, that defendants employed overly aggressive, sharp and often unlawful business practices, inappropriately assessed late fees and other charges against cardholders, and violated Massachusetts' restrictions on maximum interest charges. The complaint seeks declaratory relief, rescission and damages, and alleges civil conspiracy, breach of fiduciary duty, breach of contract, breach of covenant of good faith and fair dealing, negligence, unfair trade practices and violations of the federal Truth-in-Lending Act and Regulation Z. The complaint has not been certified as a class action, and we believe we have numerous substantive legal defenses to all claims and intend to vigorously defend the case.

         Also on January 23, 2004, a complaint was filed in Hennepin County District Court in Minneapolis, Minnesota, against MCI, certain members of its board of directors and a number of other entities, by Ronald N. Zebeck, MCI's former Chairman and Chief Executive Officer. The complaint alleges breach of contract, intentional interference with contract, breach of covenant of good faith, defamation, and violation of Minnesota's whistleblower act. On February 1, 2004, defendants filed an answer in which they denied the allegations in the complaint, and MCI filed counterclaims against Mr. Zebeck alleging breach of fiduciary duty and duty of loyalty, unjust enrichment, breach of covenant not to compete, requesting an accounting, and seeking declaratory judgment against Mr. Zebeck for the principal amount ($5 million) of a loan made by MCI in 1999, plus interest. We believe Mr. Zebeck's claims are without factual and legal support, and we have numerous substantive legal defenses to his claims. We intend to vigorously defend against Mr. Zebeck's claims and will aggressively prosecute our case against him.

         Because we are unable to estimate damages at this time, there can be no assurance that defense or resolution of these matters will not have a material adverse effect on our financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Under the terms of our $125 million Credit Agreement, we are restricted as to the timing and amount and circumstances under which we may declare and pay dividends to shareholders. We may make, declare, and pay dividends any time after December 31, 2003, provided that the aggregate amount of such dividend shall be allowed under existing law, shall not cause a default or event of default under our Senior Note Indenture (as defined) or any other material Indebtedness (as defined), and shall not exceed $0.01 per share of our Capital Stock (as defined) and in no event to exceed $1,000,000 in any fiscal quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      EXHIBITS:

10.1 Agreement of Resignation, Appointment and Acceptance, dated as of September 15, 2003, by and among Metris Companies Inc., the lenders from time to time parties to the Senior Secured Credit Agreement, Deutsche Bank Trust Company Americas as Successor Administrative Agent and Goldman Sachs Credit Partners L.P. as Resigning Administrative Agent.

10.2 Second Amendment to the Amended and Restated Senior Secured Credit Agreement dated as of September 30, 2003, among Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Deutsche Bank Trust Companies America as Administrative Agent and Collateral Agent.

10.3 Third Amendment to the Amended and Restated Senior Secured Credit Agreement dated as of November 19, 2003, among Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Deutsche Bank Trust Companies America as Administrative Agent and Collateral Agent.

10.4 Fourth Amendment to the Amended and Restated Senior Secured Credit Agreement dated as of December 19, 2003, among Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Deutsche Bank Trust Companies America as Administrative Agent and Collateral Agent.

10.5 Fifth Amendment to the Amended and Restated Senior Secured Credit Agreement dated as of January 26, 2004, among Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Deutsche Bank Trust Companies America as Administrative Agent and Collateral Agent.

10.6 Deposit Accounts Purchase and Assumption Agreement dated as of September 26, 2003, by and between Direct Merchants Credit Card Bank, National Association, a national banking association as Seller and First National Bank of Omaha, as Purchaser.

10.7 Amendment to Deposit Accounts Purchase and Assumption Agreement dated as of September 30, 2003, by and between Direct Merchants Credit Card Bank, National Association as Seller and first National Bank of Omaha as Purchaser.

10.8 Modified Operating Agreement effective as of December 11, 2003, by and between Direct Merchants Bank, Metris Companies Inc., and the Office of the Comptroller of the Currency. (Incorporated by reference to Exhibit 99-1 to MCI's Current Report on Form 8-K dated December 12, 2003 (File No. 1-12351)).

31.1 Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

31.2 Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d 14(a).

(b)      REPORTS ON FORM 8-K:

         On July 11, 2003, we filed a Current Report on Form 8-K to report under Items 5 and 7 that we had entered into an Amended and Restated Senior Secured Credit Agreement, dated as of June 18, 2003, among us as Borrower, the parties identified therein as Lenders, Goldman Sachs Credit Partners L.P., as Administrative Agent for the Lenders, and Deutsche Bank Trust Company Americas as the Collateral Agent for the Lenders.

         On July 24, 2003, we filed a Current Report on Form 8-K to report under Items 5 and 7 our financial results for the second quarter ended June 30, 2003.

         On July 30, 2003, we filed a Current Report on Form 8-K to report under
         Item 5 and 7 the sale of the membership club and warranty products and operations of our enhancement services business.

         On September 18, 2003, we filed a Current Report on Form 8-k, to report under Items 5 and 7, the filing of two press releases. One reporting the sale of a portfolio of approximately 160,000 credit card accounts and $590 million in receivables and the second announcing the replacement of the $610 million Series 2001-1 asset-backed securitization from the Metris Master Trust.

         On September 30, 2003, we filed a Current Report on Form 8-K to report under Items 5 and 7 a workforce reduction, and an agreement to sell the federally insured "Deposits" at Direct Merchants Bank, N.A.

         On October 2, 2003, we filed a Current Report on Form 8-K to report under Items 5 and 7 the closing of our sale of federally insured "Deposits" from Direct Merchants Bank, N.A.

         On October 23, 2003, we filed a Current Report on Form 8-K, and an amendment on Form 8-K/A, to report under Items 5 and 7 our financial results for the third quarter ended September 30, 2003.

         On November 17, 2003, we filed a Current Report on Form 8-K, to report under Items 5 and 7 a press release announcing our delay in filing the 10-Q for the third quarter pending resolution of valuation issues.

         On November 17, 2003, we filed a Current Report on Form 8-K, to report under Items 5 and 7, the filing of a press release announcing our sale of credit card accounts and related receivables.

         On December 12, 2003, we filed a Current Report on Form 8-K, to report under Item 5 that we entered into a new Modified Operating Agreement with the Office of the Comptroller of Currency that supersedes the existing agreement dated March 18, 2003.

         On December 19, 2003, we filed a Current Report on Form 8-K to report under Item 5 the notification received from the SEC, expanding its investigation to include the valuation of our retained interests in securitized loans.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           METRIS COMPANIES INC.
                                           (Registrant)


Date:  March 2, 2004                       By:  /s/ John A. Witham
                                              ---------------------------------
                                           John A. Witham
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Authorized Officer of Registrant)