Form 10-K/A
period 2002-12-31
METRIS COMPANIES INC
filed 2004-04-12
CIK 1021061

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                    001-12351
    DECEMBER 31, 2002                                 Commission file number

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

                                 (952) 525-5020
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value                      New York Stock Exchange, Inc.
----------------------------                      ----------------------------
    Title of Each Class                               Name of Each Exchange
                                                      On Which Registered

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002 was approximately $493,557,434 based upon the closing price of $8.31 on the New York Stock Exchange on that date.

As of March 14, 2003, 57,657,924 shares of the Registrant's Common Stock were outstanding and the aggregate market value of common stock held by non-affiliates of the Registrant on that date was approximately $76,887,744 based upon the closing price of $1.37 on the New York Stock Exchange on March 14, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of Metris Companies Inc. held on May 6, 2003, were filed with the Securities and Exchange Commission ("SEC") within 120 days after December 31, 2002, and are incorporated by reference in Part III.

EXPLANATORY NOTE

         As previously disclosed, Metris Companies Inc. (the "Company") has restated its financial results for 1998 through 2002 and for the first three quarters of 2003. The determination was made to restate these financial statements in connection with the Company's analysis of its method of valuing "Retained interests in loans securitized."

         This Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, initially filed with the Securities and Exchange Commission ("SEC") on March 31, 2003 (the "Original 10-K"), is being filed to reflect restatements of the following financial statements: (a) consolidated balance sheets as of December 31, 2002 and December 31, 2001; (b) consolidated statements of income for the years ended December 31, 2002, 2001 and 2000; and (c) consolidated statements of cash flows for years ended December 31, 2002, 2001 and 2000. Included in these restatements, in addition to changes made as a result of the Company's revised accounting policies and procedures related to valuing its retained interests, are corrections to conform with accounting principles generally accepted in the United States of America ("GAAP") related to securitization transaction costs, credit card solicitation costs, interest rate caps and debt waiver revenue associated with credit card receivables sold to the Metris Master Trust, as well as the transfer of allowance for loan losses that was incorrectly classified as a valuation reserve in "Retained interests in loans securitized" as of December 31, 2001. In addition, we have restated certain other prior period amounts to conform with the current period's presentation. For a more detailed description of the restatements, see Note 2 to the accompanying audited consolidated financial statements and "Restatements" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K.

         This Amendment No. 1 amends and restates Items 6, 7 and 8 of Part II,
Item 14 of Part III and Item 15 of Part IV of the Original 10-K and no other information in the Original 10-K is amended hereby. The foregoing items have been amended to reflect the restatements and have not been updated to reflect other events occurring after the filing of the Original 10-K or to modify or update those disclosures affected by subsequent events. Such matters have been or will be addressed in the amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2003 and June 30, 2003, filed concurrently here with, the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on March 2, 2004, the Current Report on Form 8-K filed on March 15, 2004 and any reports filed with the SEC subsequent to the date of this filing.

         We are concurrently filing amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003 containing restated financial statements for the relevant periods. We did not amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to December 31, 2002, and the financial statements, auditors' reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I

Item 1. Business....................................................    N/A

Item 2. Properties..................................................    N/A

Item 3. Legal Proceedings...........................................    N/A

Item 4. Submission of Matters to a Vote of Security Holders.........    N/A

PART II

Item 5. Market for Registrant's Common Equity and Related
  Stockholder Matters...............................................    N/A

Item 6. Selected Financial Data.....................................      4

Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations...............................      6

Item 7A. Quantitative and Qualitative Disclosures
  About Market Risk.................................................    N/A

Item 8. Financial Statements and Supplementary Data.................     40

Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure...............................    N/A

PART III

Item 10. Directors and Executive Officers of the Registrant.........    N/A

Item 11. Executive Compensation.....................................    N/A

Item 12. Security Ownership of Certain Beneficial
  Owners and Management.............................................    N/A

Item 13. Certain Relationships and Related Transactions.............    N/A

Item 14. Controls and Procedures....................................    105


PART IV

Item 15. Exhibits, Financial Statement Schedules
  and Reports on Form 8-K...........................................     105

Signatures..........................................................     107

                                Exhibit Index 109

PART I
ITEM 6.   TABLE 1: SELECTED FINANCIAL DATA (AS RESTATED)

                                                                           YEAR ENDED DECEMBER 31,
                                                                                                                          FOUR-YEAR
(in thousands, except EPS, dividends                                                                                      COMPOUND
         and stock prices)                    2002            2001           2000            1999            1998        GROWTH RATE
                                          -----------     -----------    -----------     -----------     -----------     -----------
INCOME STATEMENT DATA:
Net interest income                       $   125,886     $   202,861    $   (12,608)    $    27,428     $   (28,416)          N/A
Provision for loan losses                     219,804         461,106        164,800         122,322              --           N/A
Other operating income                        835,421       1,273,444      1,080,270         794,857         363,483          23.1
Other operating expense                       741,220         727,284        599,139         437,984         227,161          34.4
                                          -----------     -----------    -----------     -----------     -----------     ---------
Tax rate (1)                                    659.7%           39.5%          38.6%           48.1%           38.2%
Net income (loss)                         $    (1,584)    $   160,029    $   185,902     $   109,555     $    66,691           N/A
                                          -----------     -----------    -----------     -----------     -----------     ---------
PER COMMON SHARE STATISTICS:

Earnings (Loss) per share - diluted       $     (0.66)    $      1.61    $      2.01     $      1.44     $      1.09           N/A
Stock price                                      2.47           25.71          26.31           23.79           16.77         (38.1)%
Dividends paid                                  0.040           0.040          0.033           0.017           0.013
Book value per common share
      equivalent(2)                             11.53           12.00           9.68            7.38            5.85          18.5
Shares outstanding (year-end)                  57,168          63,419         62,243          57,919          57,779
Shares used to compute earnings
      (loss) per share (diluted)               59,782          99,366         92,582          76,324          59,905
                                          -----------     -----------    -----------     -----------     -----------     ---------
SELECTED OPERATING DATA:
Year-end credit card loans                $   846,417     $ 2,756,763    $ 1,184,269     $   150,200     $     5,871
Year-end assets                             2,590,392       4,165,975      3,738,307       2,041,862         928,326          28.7%
Average credit card loans                   1,305,127       1,709,989        614,991          78,036           8,791
Average interest-earning assets             1,889,768       2,060,191        838,468       1,485,094         729,299          26.9
Average assets                              3,334,850       3,903,846      2,826,653         193,926          51,729         183.4
Average total equity                        1,116,578       1,011,573        759,653         564,288         313,237          37.4
Year-end deposits                             892,754       2,058,008      2,106,199         775,381              --
Year-end debt                                 357,649         647,904        356,066         345,012         310,896           3.6
Year-end preferred stock                      430,642         393,970        360,421         329,729         201,100          21.0
Return on average assets                          N/A             4.1%           6.6%           56.5%          128.9%
Return on average total equity                    N/A            15.8%          24.5%           19.4%           21.3%
Net interest margin                               6.7%            9.8%          (1.5)%           1.9%           (3.9)%         N/A
Allowance for loan losses                 $    90,315     $   460,159    $   123,123     $    12,175     $        --
Allowance for loan losses as a
      percent of 30-day plus delinquent
receivables                                   1,146.7%          165.7%         138.1%          351.1%             --
Delinquency ratio (3)                             0.9%           10.1%           7.5%            2.3%             --
Allowance for loan losses as a
      percent of credit card loans               10.7%           16.7%          10.4%            8.1%             --
Net charge-off ratio (4)                         24.9%           12.3%           9.7%           52.7%             --

                                                             YEAR ENDED DECEMBER 31,
                                                                                                        FOUR-YEAR
                                                                                                        COMPOUND
                                        2002          2001         2000         1999         1998      GROWTH RATE
                                      ----------   ----------   ----------   ----------   ----------   ----------
SELECTED ENHANCEMENT SERVICES DATA:
Revenue:
Membership products                   $   92,919   $   57,186   $   75,981   $   31,858   $   13,301         62.6
Warranty/other                            60,597       84,736       45,578       33,494       17,086         37.2
                                      ----------   ----------   ----------   ----------   ----------
Total revenue                         $  153,516   $  141,922   $  121,559   $   65,352   $   30,387         49.9
                                      ----------   ----------   ----------   ----------   ----------
Deferred Revenue:
Membership products                      114,184      130,922      159,481       89,812       44,201         26.8
Warranty/other                            18,377       38,211       28,999       32,206       24,541         (7.0)
                                      ----------   ----------   ----------   ----------   ----------
Year-end deferred revenue             $  132,561   $  169,133   $  188,480   $  122,018   $   68,742         17.8
                                      ----------   ----------   ----------   ----------   ----------
Year-end deferred acquisition costs   $   48,647   $   42,091   $   37,149   $   24,482   $   21,746         22.3
Total enrollments                          3,292        3,475        4,809        3,294        2,441          7.8
Third-party enrollments                    1,825        1,398        1,675        1,336        1,316          8.5
Active members                             5,094        5,775        6,067        4,902        3,619          8.9

(1) 1999 results include a permanent nondeductible tax difference of $50.8 million due to the extinguishment of the Series B Preferred Stock and 12% Senior Notes, and the cancellation of warrants in June 1999 with the issuance of its Series C Preferred Stock.

(2) "Book value" is calculated assuming conversion of preferred stock.

(3) "Delinquency ratio" represents credit card loans that were at least 30 days contractually past due at year-end as a percentage of year-end owned credit card loans. The decrease in delinquencies as of December 31, 2002 versus December 31, 2001 primarily reflects the sale of approximately $120 million delinquent receivables during September and December 2002.

(4) "Net charge-off ratio" reflects actual principal amounts charged-off, less recoveries, as a percentage of average credit card loans. The net charge-off ratio also includes a $101.5 million charge-off of loans transferred to "held for sale."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The consolidated statements of income for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheets as of December 31, 2002 and 2001 have been restated. See Note 2 - restatements on page XX for further discussion.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Net loss applicable to common stockholders for the year ended December 31, 2002 was $39.6 million, or ($.66) per diluted share, down from net income applicable to common stockholders of $125.3 million, or $1.61 per diluted share in 2001. The decrease in net income is primarily due to a $326.9 million reduction in securitization income from 2001, caused by a 205 basis point reduction in excess spread due to higher default rates in the Metris Master Trust (Metris Master Trust or Master Trust). The annual principal default rate in the Master Trust during 2002 was 16.4% compared to 13.2% in 2001.

         Net interest income decreased from $202.9 million for the year ended December 31, 2001 to $125.9 million for year ended December 31, 2002. The decrease is due to a decrease in average interest-earning assets of $170.4 million and a 310 basis point reduction in net interest margin. The decrease in margin is primarily due to a 390 basis point decrease in yield on credit card loans resulting from a $404.9 million reduction in average credit card loans and a 50 basis point reduction in the prime rate during the past year. Additionally, there was a shift in the mix of assets from higher yielding credit card loans to lower yielding investments. For the year ended December 31, 2002, 69.1% of our average interest-earning assets were in credit card loans, compared to 83.0% for the year ended December 31, 2001.

         The provision for loan losses was $219.8 million in 2002 compared to $461.1 million in 2001. The decrease relates to the estimated required balance in the allowance for loan losses to cover probable losses inherent in our loan portfolio under current conditions. The size of the credit card loan portfolio, net principal charge-offs, recent delinquency and collection trends, and current economic conditions were factors considered by management in determining the necessary balance in the allowance for loan losses. Average credit card loans decreased to $1.3 billion in 2002 from $1.7 billion in 2001. The net principal charge-off rate was 24.9% in 2002 compared to 12.3% in 2001. The increase in the net principal charge-off rate is partially due to the sale of approximately $120 million of delinquent receivables in 2002. The sale resulted in a charge-off of $101.5 million. The weak economic environment and the effects of the Company's 2001 credit line increase program on the severity of credit losses also adversely affected the net charge-off rate.

         Other operating income decreased $438.0 million, or 34%, to $835.4 million for the year ended December 31, 2002. This decrease was primarily due to a $326.9 million decrease in securitization income to $323.5 million in 2002. The decrease in securitization income was primarily due to an unfavorable change in the market value adjustment of $370.1 million and a reduction of $58.5 million in interest-only revenue based on the performance of the underlying assets. These changes were partially offset by an increase of $63.4 million in gains on asset replenishment and an $83.7 million increase in discount accretion income. Servicing income on securitized/sold receivables of $195.2 million increased $36.1 million over 2001. The increase in servicing income was due to the increase in securitized credit card receivables due to the transfer of approximately $2.3 billion of receivables from Direct Merchants Bank to the Master Trust. Credit card fees, interchange and other credit card income decreased to $163.2 million in 2002, compared to $322.0 million in 2001. The decrease in credit card fees, interchange and other credit card income is due to the reduction of our owned credit card portfolio. In addition, we also amended the Master Trust core transaction documents, which resulted in interchange income earned on receivables held by the Master Trust to be recorded as contribution to the excess spread earned, effective May 2002. In 2002, $44.3 million of interchange income was earned by the Master Trust. Enhancement services revenue increased 8.2% to $153.5 million due primarily to increased active enrollments in various membership products. These increases were partially offset by a decrease in ServiceEdge(R) revenue due to the run-off of the ServiceEdge(R) portfolio and a decrease in PurchaseShield(R) revenue due to decreased enrollments.

         Other operating expenses increased to $741.2 million in 2002, compared to $727.3 million in 2001. This increase was primarily due to $27.7 million of asset impairments and lease write-offs and a $14.1 million increase in credit protection claims expense, partially offset by $14.6 million in lower employee compensation expenses. During 2002, we recorded approximately $17.1 million of write-downs of excess property, equipment, operating leases, and the pending sale of our Arizona building, approximately $7 million of marketing and origination costs on our retail note program and a $10.6 million write-down of portfolios of charged-off loans purchased in 2001 and 2000.

CRITICAL ACCOUNTING POLICIES

         The Company's accounting policies are identified on pages 55-63 of this Report, the most significant of which are our determination of the allowance for loan losses, valuation of retained interests in loans securitized, and accounting for deferred acquisition costs and deferred revenue on enhancement services products.

Allowance for loan losses

         We maintain an allowance for loan losses sufficient to absorb anticipated probable loan losses inherent in the credit card loan portfolio as of the balance sheet date. At the time of charge-off, all principal balances are written off against the allowance and all fees and finance charges are netted against the applicable income statement line item. The allowance is based on management's consideration of all relevant factors, including management's assessment of applicable economic and seasonal trends.

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

         Additionally, in evaluating the adequacy of the loan loss reserves, we consider several subjective factors which may be overlaid into the credit risk roll-rate model in determining the necessary loan loss reserve, including:

         - national and economic trends and business conditions, including the condition of various market segments;

         - changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery, as well as changes in the experience, ability and depth of lending management and staff;

         - trends in volume and the product pricing of accounts, including any concentrations of credit; and

         - impacts from external factors - such as, changes in competition, and legal and regulatory requirements - on the level of estimated credit losses in the current portfolio.

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

         The interest-only strip receivable represents the contractual right to receive from the Metris Master Trust interest and other fee revenue less certain costs over the estimated life of the underlying debt securities. The fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets and the expected timing of the amortization inherent in the retained interest valuation model. We believe our discount rates are consistent with what other market place participants would use to determine the fair value of these assets. The valuation model assumes that we repurchase the outstanding principal receivables at face value according to the clean up call provisions contained in the respective security series' legal documents.

         We use certain assumptions and estimates in determining the fair values of "Retained interests in loans securitized." These assumptions and estimates include estimated principal payments, credit losses, gross yield, interest expense, fees, the timing of cash receipts, and discount rates commensurate with the risks of the underlying assets. On a quarterly basis, we review and adjust as appropriate the assumptions and estimates used in our model based on a variety of internal and external factors, including national and economic trends and business conditions, current lending policies, procedures and strategies, historical trends and assumptions about future trends, competition and legal and regulatory requirements. Significant estimates are required in determining these factors and different judgments concerning these factors can result in a material impact on our balance sheet and income statement. The accompanying unaudited consolidated financial statements do not include an adjustment to the fair value of retained interest that might result from the inability to finance future receivables.

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

Revenue Recognition on Enhancement Services Products

Debt Waiver Products

Direct Merchants Bank offers various debt waiver products on receivables it owns as well as securitized receivables. Direct Merchants Bank records deferred revenue when the debt waiver customer is billed. For customers whose accounts are funded on balance sheet, revenue is recognized in the month following the completion of the of the cancellation period, which is one month. Cash flows related to debt waiver on receivables sold to the Metris Master Trust are included in the valuation of the interest-only strip receivable. Direct Merchants Bank incurs the related claims and marketing expenses. A reserve is maintained for future death and finance charge claims based on Direct Merchants Bank's historical experience with settlement of such claims. Reserves for pending claims and incurred but not reported claims are recorded in the consolidated balance sheets in "accrued expenses and other liabilities." Reserves for pending and incurred but not reported claims were $8.2 million as of December 31, 2002, compared to $5.2 million as of December 31, 2001.

Membership Program Products

We bill membership fees for enhancement services products through financial institutions, including Direct Merchants Bank, and other cardholder-based institutions. We record these fees as deferred membership income upon acceptance of membership and amortize them on a straight-line basis for all annually billed products, and on an accelerated amortization method for all monthly billed products over the membership period beginning after the contractual cancellation period is complete. A liability is established and netted against the related receivable in the consolidated balance sheets in "other assets" from inception of the membership through the end of the cancellation period that reflects our historical cancellation experience with these products. Gross receivables as of December 31, 2002 on the membership program products were $22.0 million compared to $38.7 million as of December 31, 2001. Cancellation reserves were $19.5 million and $29.6 million for the years ended December 31, 2002 and 2001, respectively. Revenues recorded for membership products are included in the statements of income under "enhancement services revenues" and were $92.9 million, $57.2 million and $76.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Unearned revenues on membership program products are recorded in the consolidated balance sheets in "deferred income." Unearned revenues as of December 31, 2002 were $114.2 million compared to $130.9 million as of December 31, 2001. Reserves for pending and incurred but not reported claims, included in "accrued expenses and other liabilities," were $0.1 million as of December 31, 2002, compared to $0.2 million as of December 31, 2001.

Warranty Products

         We coordinate the marketing activities for Direct Merchants Bank and third-party sales of extended service plans. We perform administrative services and retain the claims risk for all extended service plans sold. As a result, we defer and recognize extended service plan revenues and the incremental direct acquisition costs on an accelerated amortization method over the life of the related extended service plan contracts beginning after the expiration of any manufacturer's warranty coverage. A liability is established and netted against the related receivable in the consolidated balance sheets in "other assets" from inception of the extended service plan through the end of the cancellation period that reflects our historical cancellation experience with these products. Gross receivables as of December 31, 2002 on the warranty products were $3.8 million compared to $7.0 million as of December 31, 2001. Cancellation reserves were $5.3 million and $6.2 million for the years ended December 31, 2002 and 2001, respectively. Unearned revenues on warranty products are recorded in the consolidated balance sheets in "deferred income. " Unearned revenues as of December 31, 2002 were $17.6 million compared to $33.8 million as of December 31, 2001. Reserves for pending and incurred but reported claims, included in "accrued expenses and other liabilities," were $0.7 million as of December 31, 2002, compared to $0.5 million as of December 31, 2001.

NET INTEREST INCOME

         Net interest income consists primarily of interest earned on our credit card loans, less interest expense on borrowings to fund loans. Table 2 provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the years ended December 31, 2002, 2001 and 2000.

TABLE 2: ANALYSIS OF AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES

                                                              YEAR ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------
                                                 2002                                      2001
                                                 ----                                      ----
(Dollars in thousands)            Average                      Yield/         Average                      Yield/
                                  Balance       Interest        Rate          Balance        Interest       Rate
                                -----------    -----------   -----------    -----------    -----------   -----------
ASSETS:
Interest-earning assets:
Federal funds sold              $    23,750    $       403           1.7%   $    63,981    $     3,115           4.9%
Short-term investments              560,891         10,121           1.8%       286,221         12,373           4.3%
Credit card loans                 1,305,127        218,878          16.8%     1,709,989        353,650          20.7%
                                -----------    -----------                  -----------    -----------
Total interest-earning assets   $ 1,889,768    $   229,402          12.1%   $ 2,060,191    $   369,138          17.9%
Other assets                      1,696,174             --            --      2,089,242             --            --
Allowance for loan losses          (251,092)            --            --       (245,587)            --            --
                                -----------                                 -----------
Total assets                    $ 3,334,850             --            --    $ 3,903,846             --            --
                                ===========                                 ===========
LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits                        $ 1,406,022    $    68,740           4.9%   $ 2,110,967    $   127,916           6.1%
Debt                                380,728         34,776           9.1%       379,159         38,361          10.1%
                                -----------    -----------                  -----------    -----------
Total interest-bearing
    liabilities                 $ 1,786,750    $   103,516           5.8%   $ 2,490,126    $   166,277           6.7%
Other liabilities                   431,522             --            --        402,147             --            --
                                -----------                                 ----------
Total liabilities                 2,218,272             --            --      2,892,273             --            --
Stockholders' equity              1,116,578             --            --      1,011,573             --            --
                                -----------                                 ----------
Total liabilities and equity    $ 3,334,850             --            --    $ 3,903,846             --            --
                                ===========                                 ===========

Net interest income and
    interest margin (1)                  --    $   125,886           6.7%            --       $202,861           9.8%
Net interest rate spread (2)             --             --           6.3%            --             --          11.2%
Return on average assets                                             N/A                                         4.1%
Return on average total
    equity                                                           N/A                                        15.8%

(1) We compute "net interest margin" by dividing net interest income by average total interest-earning assets.

(2) The "net interest rate spread" is the yield on average interest-earning assets minus the funding rate on average interest-bearing liabilities.

TABLE 2: ANALYSIS OF AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES
          (CONTINUED)

                                              YEAR ENDED DECEMBER 31,
                                                      2000
Table changes                        ------------------------------------------
(Dollars in thousands)                 Average                         Yield/
                                       Balance         Interest        Rate
                                     -----------     -----------    -----------
ASSETS:
Interest-earning assets:
Federal funds sold                   $   144,780     $     9,139            6.3%
Short-term investments                    78,697           4,710            6.0%
Credit card loans                        614,991         106,549           17.3%
                                     -----------     -----------
Total interest-earning assets        $   838,468     $   120,398           14.4%
Other assets                           2,068,537              --             --
Allowance for loan losses                (80,352)             --             --
                                     -----------
Total assets                         $ 2,826,653              --             --
                                     ===========
LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits                             $ 1,317,718     $    89,560            6.8%
Debt                                     354,204          43,446           12.3%
                                     -----------     -----------
Total interest-bearing liabilities   $ 1,671,922     $   133,006            8.0%
Other liabilities                        395,078              --             --
                                     -----------
Total liabilities                      2,067,000              --             --
Stockholders' equity                     759,653              --             --
                                     -----------
Total liabilities and equity         $ 2,826,653              --             --
                                     ===========
Net interest income and interest
    margin (1)                                --     $   (12,608)          (1.5)%
Net interest rate spread (2)                  --              --            6.4%
Return on average assets                                                    6.6%
Return on average total
    equity                                                                 24.5%

         Net interest income decreased from $202.9 million for the year ended December 31, 2001 to $125.9 million for year ended December 31, 2002. The decrease is due to a decrease in average interest-earning assets of $170.4 million and a 310 basis point reduction in net interest margin. The decrease in margin is primarily due to a 390-basis-point decrease in yield on credit card loans resulting from a $404.9 million reduction in average credit card loans and retained interests in securitized loans, and a 50-basis-point reduction in the Prime rate during the past year. As of December 31, 2002, 69.1% of our interest-earning assets were in credit card loans compared to 83.0% as of December 31, 2001.

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

TABLE 3: CHANGES IN NET INTEREST INCOME

Update table                   YEAR ENDED DECEMBER 31,                 YEAR ENDED DECEMBER 31,
                                   2002 VS. 2001                           2001 VS. 2000
                         --------------------------------------------------------------------------
                          INCREASE         CHANGE DUE TO        INCREASE          CHANGE DUE TO
(Dollars in thousands)   (DECREASE)    VOLUME        RATE       (DECREASE)     VOLUME        RATE
                         ---------    ---------    ---------    ---------    ---------    ---------
INTEREST INCOME:
Federal funds sold       $  (2,712)   $  (1,959)   $    (753)   $  (6,024)   $  (5,100)   $    (924)
Short-term investments      (2,252)      11,874      (14,126)       7,663       12,420       (4,757)
Credit card loans         (134,772)     (83,731)     (51,041)     247,101      189,712       57,389
                         ---------    ---------    ---------    ---------    ---------    ---------
Total interest income     (139,736)     (73,816)     (65,920)     248,740      197,032       51,708
Deposit interest
   expense                 (59,176)     (42,717)     (16,459)      38,356       53,914      (15,558)
Other interest expense      (3,585)         159       (3,744)      (5,085)       3,061       (8,146)
                         ---------    ---------    ---------    ---------    ---------    ---------
Total interest expense     (62,761)     (42,558)     (20,203)      33,271       56,975      (23,704)
                         ---------    ---------    ---------    ---------    ---------    ---------
Net interest income      $ (76,975)   $ (31,258)   $ (45,717)   $ 215,469    $ 140,057    $  75,412
                         =========    =========    =========    =========    =========    =========

CREDIT CARD RECEIVABLES

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

TABLE 4: LOAN DELINQUENCY

                     DECEMBER 31,     % OF      DECEMBER 31,     % OF      DECEMBER 31,     % OF
                         2002         TOTAL         2001         TOTAL         2000        TOTAL
                      ----------   ----------   -----------   ----------   -----------   ----------
(Dollars in
thousands)
Loan portfolio        $  846,417          100%   $2,756,763          100%   $1,184,269          100%

Loans contractually
   delinquent:
   30 to 59 days           1,673          0.2%       87,603          3.2%       27,837          2.3%
   60 to 89 days           2,121          0.2%       66,647          2.4%       22,074          1.9%
   90 or more days         4,082          0.5%      123,528          4.5%       39,257          3.3%
                      ----------   ----------    ----------   ----------    ----------   ----------
      Total           $    7,876          0.9%   $  277,778         10.1%   $   89,168          7.5%
                      ==========   ==========    ==========   ==========    ==========   ==========

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

         Table 5 presents our net charge-offs for the periods indicated as reported in the consolidated financial statements:

TABLE 5: NET CHARGE-OFFS

                                    YEAR ENDED DECEMBER 31,
                            --------------------------------------
                               2002          2001          2000
                               ----          ----          ----
 (Dollars in thousands)
Average credit card loans
    outstanding             $1,305,127    $1,709,989    $  614,991
Net charge-offs                325,351       209,779        59,679
Net charge-off ratio              24.9%         12.3%          9.7%
                            ==========    ==========    ==========

         Net charge-offs for the year ended December 31, 2002 increased $115.6 million over the year ended December 31, 2001. The increase is due to a $101.5 million charge-off for receivables that were sold during the year. The net charge-off ratio increased from 12.3% to 24.9% due to the sale of the delinquent receivables, the weak economic environment and the impact of the Company's 2001 credit line increase program on the severity of credit losses.

         Provision and Allowance for Loan Losses

         We record provisions for loan losses in amounts necessary to maintain the allowance at a level sufficient to absorb anticipated probable loan losses inherent in the existing loan portfolio as of the balance sheet date.

         The economy has exhibited a significant slowdown over the last two years. Some of the actions we are taking to mitigate this slowdown include expanding our collections strategies to aggressively address any potential delinquency increases and utilizing our recovery staff to work on precharge-off receivables. We also leverage forbearance programs and credit counseling services for qualifying cardholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees and other incentives to induce the customer to continue making payments. The amount of customer receivables in Debt Management Programs was $34.7 million or 4.1% of total credit card loans as of December 31, 2002, compared to $129.9 million or 5% of total credit card loans as of December 31, 2001.

         The provision for loan losses for the year ended December 31, 2002, totaled $219.8 million compared to a provision of $461.1 million in 2001. The decrease in the provision for loan losses in 2002 compared to 2001 reflects the decrease in credit card loans due to the transfer of approximately $2.3 billion of receivables from Direct Merchants Bank to the Master Trust.

         The allowance for loan losses was $90.3 million as of December 31, 2002, compared to $460.2 million as of December 31, 2001. In our previously filed 2002 Form 10-K, our "Allowance for Loan Losses" was $410.2 million at December 31, 2001 since we had $50 million of "Allowance for loan losses" classified as valuation reserve in our "Retained interests in loans securitized." The valuation reserve was transferred to "Allowance for loan losses" through "Provision for loans losses" during the first quarter of 2002. We have restated the December 31, 2001 balance sheet and 2001 income statement to reflect this transfer occurring during the fourth quarter of 2001.

         Our roll-rate models, including management contingency, indicated our required allowance for loan losses was in the range of $75 million to $90 million as of December 31, 2002, compared to $410 million to $460 million as of December 31, 2001. The ratio of allowance for loan losses to period-end credit card loans was 10.7% at December 31, 2002, compared to 16.7% at December 31, 2001. The allowance for loan losses as a percentage of 30-day plus receivables was 1,146.7% at December 31, 2002, compared to 165.7% at December 31, 2001. The increase in the allowance as a percentage of credit card loans and the increase in allowance as a percentage of 30-day plus receivables is primarily due to the sale of approximately $120 million of delinquent receivables during 2002.

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

         The following summarizes our "Retained interests in loans securitized" as of December 31, 2002 and December 31, 2001.

TABLE 6: RETAINED INTERESTS IN LOANS SECURITIZED

(In thousands):                          DECEMBER 31, DECEMBER 31,
                                             2002         2001
                                             ----         ----
Contractual retained interests            $  685,197   $  571,715
Excess transferor's interests                 57,447       30,836
Interest-only strip receivable                13,882      214,707
Spread accounts receivable                    51,500       42,301
                                          ----------   ----------
Retained interests in loans securitized   $  808,026   $  859,559
                                          ==========   ==========

         "Retained interests in loans securitized" decreased by $51.5 million between December 31, 2001, and December 31, 2002, to $808.0 million. The decrease is primarily due to a decrease of $200.8 million in interest-only strip receivable offset by a $113.5 million increase in contractual retained interests, a $26.6 million increase in excess transferor's interests, and a $9.2 million increase in spread accounts receivable.

         The increase in the contractual retained interests is primarily due to a $1.3 billion increase in securitized receivables from December 31, 2001 to December 31, 2002. The interest-only strip receivable decreased to $13.9 million as of December 31, 2002, from $214.7 million as of December 31, 2001, due to lower projected excess spreads from the receivables held in the Metris Master Trust. The projected excess spreads have decreased primarily due to higher expected principal default rates partially offset by lower cost of funds. Spread accounts receivable increased over December 31, 2001, as excess spread earned on receivables held in the Metris Master Trust is being restricted from release to the Company due to the performance of the receivables. For more information on restricted cash see the Liquidity, Funding and Capital Resources section of the Management Discussion and Analysis on pages 22 through 29.

At least quarterly, the Company adjusts the valuation of the "Retained interests in loans securitized" to reflect changes in the amount and expected timing of future cash flows. The significant factors that affect the timing and amount of cash flows relate to the collateral assumptions, which include payment rate, default rate, gross yield and discount rate. These values can, and will, vary as a result of changes in the amount and timing of the cash flows and the underlying economic assumptions. The components of retained interests are recorded at their fair value. The significant assumptions used for estimating the fair value of the retained interests in loans securitized are as follows:

                                             DECEMBER 31,            DECEMBER 31,
                                                2002                    2001
                                                ----                    ----
Monthly payment rate                             6.7%                   6.3%
Gross yield (1)                                 26.0%                  25.4%
Annual interest expense and servicing fees       4.0%                   5.5%
Annual gross principal default rate             21.7%                  16.6%
Discount rate (2):
     Contractual retained interests             16.0%                  12.0%
     Excess transferor's interests              16.0%                  12.0%
     Interest-only strip receivable             30.0%                  25.0%
     Spread accounts receivable                 16.0%                  12.0%

(1) Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries, net of finance charge and fee charge-offs. Gross yield for purposes of estimating fair value does not include interchange income, or cash advance fees.

(2) The discount rates used in the retained interest valuation take into consideration the uncertainty inherent in the portfolio. The deterioration in credit quality and overall performance of the Metris Master Trust in 2002 create a higher risk to future cash flows. Based on the increased risk in the portfolio, the discount rates were increased during 2002.

         At December 31, 2002, the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes are as follows (in millions):

                                                   ADVERSE IMPACT ON FAIR VALUE
                                                   ----------------------------
                                                   10% ADVERSE      20% ADVERSE
                                                      CHANGE           CHANGE
                                                   -----------      -----------
Annual discount rate                                 $   24.3         $   47.4
Monthly payment rate                                    183.7            425.5
Gross yield                                             172.1            362.1
Annual interest expense and servicing fees               26.0             59.6
Annual gross principal default rate                     135.6            278.5

         As the sensitivity indicates, the value of the Company's retained interests on its balance sheet, as well as reported earnings, could differ significantly if different assumptions or conditions prevail.

OTHER OPERATING INCOME

         Other operating income contributed 87% and 86% of total revenues for both of the years ended December 31, 2002 and 2001, respectively. Other operating income decreased $438.0 million for the year ended December 31, 2002 over 2001.

         Securitization income decreased $326.9 million to $323.5 million in 2002. The decrease was primarily due to a decrease in fair value adjustments of $370.1 million and a decrease in interest-only revenue of $58.5 million, both of which are primarily due to deteriorating performance in the Metris Master Trust and the increase in discount rates noted on page 20. In addition, transaction and other costs increased by $35.2 million during the year. These changes were partially offset by decreases in net losses on securitization of $53.4 million and an $83.7 million increase in accretion income due to the change in discount rates. The following summarizes "Securitization income" for the years ended December 31, 2002, December 31, 2001 and December 31, 2000.

                                                                DECEMBER 31,
                                                      2002          2001          2000
                                                   ----------    ----------    ----------
Loss on new securitization of receivables to the
      Metris Master Trust                          $  (70,578)   $  (60,574)   $  (52,406)
(Loss) gain on replenishment of receivables to
      the Metris Master Trust                          28,706       (34,672)      (24,816)
Discount accretion                                    305,327       221,670       279,500
Change in fair value                                 (342,080)       28,069       (97,946)
Interest-only revenue                                 452,268       510,806       566,690
Transaction and other costs                           (50,126)      (14,899)      (26,565)
                                                   ----------    ----------    ----------
Securitization income                              $  323,517    $  650,400    $  644,457
                                                   ==========    ==========    ==========

         Credit card fees, interchange and other credit card income was $163.2 million in 2002, a decrease of $158.8 million from 2001. The decrease is primarily due to the reduction in average credit card receivables due to the transfer of approximately $2.3 billion of receivables to the Master Trust during 2002. In addition, we amended the Master Trust core transaction documents, which resulted in interchange income earned on receivables held by the Master Trust to be recorded as securitization income, effective May 2002. In 2002, $44.3 million of interchange income was earned by the Master Trust.

         Enhancement services revenues increased by $11.6 million for the year ended December 31, 2002. The increase was primarily due to increased active enrollments in various membership products. These increases were partially offset by a decrease in ServiceEdge(R) revenue due to the run-off of the ServiceEdge(R) portfolio, and a decrease in PurchaseShield(R) revenue due to decreased enrollments. Table 7 presents the breakdown of revenues and active memberships for our enhancement services products.

TABLE 7: ENHANCEMENT SERVICES REVENUES AND ACTIVE MEMBERSHIPS (Dollars in thousands)

                                     Year Ended December 31,
                                 ------------------------------
                                   2002       2001       2000
                                 --------   --------   --------
Revenues
   Membership Program Products   $ 92,919   $ 57,186   $ 75,981
   Warranty / Other                60,597     84,736     45,578
                                 --------   --------   --------
     Total                       $153,516   $141,922   $121,559
                                 ========   ========   ========

                                  Year Ended December 31,
                                 ------------------------
                                  2002     2001     2000
                                 ------   ------   ------
Active Memberships
   Membership Program Products    3,248    2,856    3,335
   Warranty / Other               1,846    2,919    2,732
                                 ------   ------   ------
     Total                        5,094    5,775    6,067
                                 ======   ======   ======

OTHER OPERATING EXPENSE

         Total other operating expenses for the year ended December 31, 2002 increased $13.9 million over 2001. Credit card account and other product solicitation and marketing expenses decreased $14.7 million over 2001. Credit protection claims expense increased $14.1 million, reflecting higher claims paid on debt waiver death benefits and interest forgiven, as well as an increase in our estimate of unreported claims as of the balance sheet date. As of December 31, 2002, we had a debt waiver total covered balance of $2.4 billion, compared to $2.8 billion as of December 31, 2001. Employee compensation decreased $14.6 million for the year ended December 31, 2002, due to decreased staffing needs and fringe benefits. Other expenses increased $10.5 million.

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

         MRI enters into interest rate cap transactions related to each asset-backed securitization transaction. MRI assigns all of its right, title, and interest under the interest rate cap agreement to the Trustee of the Metris Master Trust for the benefit of the holders of securities issued by the Metris Master Trust. The purpose of the interest rate cap is to effectively limit the interest exposure of the Metris Master Trust for each individual series to a maximum based upon the LIBOR rate.

         The interest rate caps do not meet the criteria for hedge accounting treatment. The change in the fair value of the caps is included in the consolidated income statement under "Securitization Income." For the year ended December 31, 2002 we recognized expense of $22.6 million from the mark-to-market adjustments on the interest rate caps. For the year ended December 31, 2001, excluding the cumulative effect of accounting change, we recognized income of $10.1 million from the mark-to-market adjustments on interest rate caps.

         We entered into interest rate swap transactions through Direct Merchants Bank. The swaps were used to convert a portion of the fixed rate certificates of deposit ("CDs") to variable rate CDs, and thus hedge the fair market value of the CDs. The CDs expose us to variability in the fair value in rising or declining interest rate environments. By converting the fixed payment to a variable payment, the interest rate swaps reduce the variability of the fair market value of the CDs. As of December 31, 2002, there were no interest rate swaps outstanding. As of December 31, 2001, there was one swap outstanding with a fair value of $3.3 million.

         As of the adoption of SFAS No. 133 or their inception, all swaps were designated as fair value hedges. Changes in the value of the swaps are recognized in income, in the period in which the change in value occurred. In addition, changes in the value of the CDs, to the extent they are attributable to the risk being hedged, are simultaneously recognized in income. Any difference between the fair value change in the swaps versus the fair value change in the related hedged CDs was considered to be the "ineffective" portion of the hedge. The ineffective portion of the swap is recorded as an increase or decrease in income.

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

         The adoption of SFAS No. 133, resulted in a one-time, non-cash, after-tax charge to earnings of $14.2 million, reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the year ended December 31, 2001.

BALANCE SHEET ANALYSIS

         Cash and Cash Equivalents

         Cash and cash equivalents increased $198.6 million to $580.2 million as of December 31, 2002, compared to $381.6 million as of December 31, 2001. The increase is due to the transfer of assets from Direct Merchants Bank to the Master Trust, which created excess cash at Direct Merchants Bank.

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

         Under the OCC operating agreement, the Company has agreed to reduce receivables at Direct Merchants Bank to no more than $550 million by December 31, 2003, and to zero by December 31, 2004. As a result, we do not anticipate issuing certificates of deposit in the foreseeable future.

         Debt

         Debt decreased from $647.9 million in 2001 to $357.6 million in 2002 due to the paydown of a warehouse financing arrangement entered into by Direct Merchants Bank in June 2001 that was accounted for as a collateralized financing.

         Deferred Income

         Deferred income decreased to $143.1 million as of December 31, 2002, compared to $188.7 million as of December 31, 2001. The decrease primarily relates to a shift from annual-billed to monthly-billed enhancement services products and the run-off of deferred revenues associated with our ServiceEdge(R) product.

         Stockholders' Equity

         Stockholders' equity was $1.1 billion as of December 31, 2002, a decrease of $50.7 million from December 31, 2001. The decrease primarily results from a net loss of $39.6 million, cash dividends of $3.7 million and $45.3 million of stock repurchases under our stock repurchase program, partially offset by an increase of $36.7 million in convertible preferred stock, $3.0 million of stock issuances under employee benefit plans, and the forfeiture of $4.8 million of restricted stock.

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

TABLE 9: LIQUIDITY, FUNDING AND CAPITAL RESOURCES

                                    DECEMBER 31, 2002                       DECEMBER 31, 2001
                                    -----------------                       -----------------
                           DMCCB         OTHER    CONSOLIDATED     DMCCB        OTHER    CONSOLIDATED
                         ----------   ----------  ------------  ----------   ----------  ------------
Cash and due from
  banks                  $   58,399   $    4,414   $   62,813   $  106,479   $    3,333   $  109,812
Federal funds sold           88,000           --       88,000      243,772           --      243,772
Short-term investments      322,039      107,380      429,419           50       28,005       28,055
                         ----------   ----------   ----------   ----------   ----------   ----------
Total cash and cash
  equivalents            $  468,438   $  111,794   $  580,232   $  350,301   $   31,338   $  381,639
                         ==========   ==========   ==========   ==========   ==========   ==========

                                                     DECEMBER 31, 2002           DECEMBER 31, 2001
                                                     -----------------           -----------------
ON-BALANCE SHEET FUNDING                                          UNUSED                     UNUSED
                                                 OUTSTANDING     CAPACITY    OUTSTANDING    CAPACITY
                                                 -----------   -----------   -----------   -----------
Bank conduit - June 2003                         $        --   $        --   $   292,000   $   108,000
Revolving credit line -July 2003                          --       162,696            --       164,746
Term loan - June 2003                                100,000           N/A       100,000           N/A
10% senior notes - November 2004                     100,000           N/A       100,000           N/A
10.125% senior notes -
   July 2006                                         146,824           N/A       145,924           N/A
Other                                                 10,825           N/A         9,980           N/A
Deposits - various maturities through
   February 2007                                     892,754           N/A     2,058,008           N/A
                                                 -----------   -----------   -----------   -----------
   Subtotal                                        1,250,403       162,696     2,705,912       272,746

OFF-BALANCE SHEET FUNDING
Metris Master Trust:
   Term asset back securitizations
      - various maturities through January
      2009                                         7,610,000            --     7,459,250            --
   Bank conduits - various maturities
      through June 2003                            1,177,957       422,043       421,093       328,908
Metris facility-March 2003                            48,900        26,100        15,500        59,500
                                                 -----------   -----------   -----------   -----------
   Subtotal                                        8,836,857       448,143     7,895,843       388,408
                                                 -----------   -----------   -----------   -----------
   Total                                         $10,087,260   $   610,839   $10,601,755   $   661,154
                                                 ===========   ===========   ===========   ===========

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

         Our contractual cash obligations as of December 31, 2002 were as follows:

                             LESS THAN      ONE TO        FOUR TO      OVER FIVE
                              ONE YEAR    THREE YEARS    FIVE YEARS      YEARS         TOTAL
                            -----------   -----------   -----------   -----------   -----------
Long-term debt              $   101,031   $   109,530   $   146,921   $       167   $   357,649
Operating leases                 14,851        20,634        15,656        26,998        78,139
Deposits                        388,965       256,277       247,512            --       892,754
Open-to-buy on credit
   card accounts                     --            --            --            --    12,009,893
                            -----------   -----------   -----------   -----------   -----------
Total                       $   504,847   $   386,441   $   410,089   $    27,165   $13,338,435
                            ===========   ===========   ===========   ===========   ===========



         The following table presents the amounts, as of December 31, 2002, of off-balance sheet funding in the Master Trust and the Metris facility scheduled to amortize in future years. We base the amortization amounts on estimated amortization periods, which are subject to change based on the Master Trust and Metris facility performance:

(In thousands)
2003                                $ 1,826,857
2004                                  2,260,000
2005                                  2,300,000
2006                                  1,250,000
2007                                    600,000
Thereafter                              600,000
                                    -----------
   Total                            $ 8,836,857
                                    ===========

         The following table shows the annualized yields, defaults, costs and excess spreads for the Master Trust on a cash basis:

                                                           Year Ended December 31,
                              -----------------------------------------------------------------------------
(In thousands)                          2002                       2001                       2000
                              -----------------------    -----------------------    -----------------------
Gross yield (1)               $2,564,009        26.46%   $2,035,113        27.58%   $1,528,056        27.22%
Annual principal defaults      1,587,095        16.38%      972,348        13.18%      632,763        11.27%
                              ----------   ----------    ----------   ----------    ----------   ----------
Net portfolio yield              976,914        10.08%    1,062,765        14.40%      895,293        15.95%
Annual interest expense and
   servicing fees                406,826         4.35%      451,061         6.62%      470,634         8.90%
                              ----------   ----------    ----------   ----------    ----------   ----------
  Net excess spread (2)       $  570,088         5.73%   $  611,704         7.78%   $  424,659         7.05%
                              ==========   ==========    ==========   ==========    ==========   ==========

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

         The following table illustrates the maximum amount of cash (as a percentage of outstanding securitized principal receivables) that could be held by the Master Trust as additional collateral if the one-month and three-month average excess spread of the Master Trust was within various ranges:

 Cash Basis Net            Maximum
  Excess Spread           Restricted
-----------------        -----------
Greater than 5.5%                --
      5.1% - 5.5%        0.5% - 1.0%
      4.6% - 5.0%        0.5% - 1.5%
      4.1% - 4.5%        2.0% - 2.5%
      3.6% - 4.0%        2.5% - 3.0%
      3.1% - 3.5%        2.5% - 4.0%
   Less than 3.0%        4.0% - 5.0%

         The cash restricted from release is limited to the amount of excess spread generated in the Master Trust on a cash basis. During periods of lower excess spreads, the required amount of excess spread to be restricted in the Master Trust may not be achieved. During those periods, all excess spread normally released to MRI will be restricted from release. Once the maximum required amount of cash is restricted from release or excess spreads improve, cash can again be released from the spread accounts. Based on the performance of our Master Trust, the amount of cash required to be restricted was $304 million at December 31, 2002 and $455 million at February 28, 2003. As of December 31, 2002, $29.1 million has been restricted from release in the Master Trust due to performance and $21.4 million has been restricted from release in the Master Trust due to corporate debt ratings. As of February 28, 2003, $62.1 million has been restricted from release in the Master Trust due to performance and $21.4 million has been restricted from release in the Master Trust due to corporate debt ratings (see page 27 for discussion of corporate debt ratings). We expect all cash basis excess spread to be restricted from release to us until 2004.

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

         The weighted-average interest rate on outstanding funding as of December 31, 2002 and 2001 was as follows:

                         DECEMBER 31, 2002  DECEMBER 31, 2001
                         -----------------  -----------------
Bank conduit-2003                --                2.4%
Term loan-2003                  4.7%               5.4%
Senior notes-2004              10.0%              10.0%
Senior notes-2006              11.4%              11.5%
Other                           8.7%               8.9%
Deposits                        5.1%               5.1%
Master Trust                    2.1%               3.0%
Metris facility                 1.9%               2.3%

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

         The Company has $430.6 million of Series C Perpetual Convertible Preferred Stock outstanding which is held by affiliates of Thomas H. Lee Partners, L.P. (formerly, Thomas H. Lee Company) ("THL Partners"), a private equity firm, and is convertible into common shares at a conversion price of $12.42 per common share subject to adjustment in certain circumstances. The Series C Preferred Stock has a 9% dividend payable in additional shares of Series C Preferred Stock and will also receive any cash dividends paid on the Company's common stock on a converted basis. One share of Series C Preferred Stock is convertible into 30 shares of common stock, plus a premium amount designed to guarantee a portion of seven years' worth of dividends at a 9% annual rate. For conversions in 2002, the premium amount would be equal to approximately 54.4% of those future dividends. Assuming conversion of the Series C Preferred Stock into common stock, THL Partners would own approximately 40.5% of the Company on a diluted basis at December 31, 2002. So long as affiliates of THL Partners own at least 25% of the originally issued Series C Preferred Stock (or any shares of Common Stock issued upon conversion thereof), the holders of a majority of the then-outstanding shares of the Series C Preferred Stock are entitled to elect four members to MCI's Board of Directors. The Series C Preferred Stock may be redeemed by us in certain circumstances by paying 103% of the redemption price of $372.50 and all accrued dividends at the time of redemption. We also have the option to redeem the Series C Preferred Stock after December 9, 2008, without restriction by paying the redemption price of $372.50 and all accrued dividends at the time of redemption.

         The Internal Revenue Service ("IRS") has recently completed its examination of the Company's tax returns through December 31, 1998. The IRS has proposed adjustments to increase the Company's federal income tax by $42.9 million, plus interest of more than $14 million, pertaining to the Company's treatment of certain credit card fees as original issue discount ("OID"). Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees constitute OID and must be deferred and amortized over the life of the underlying credit card receivables for tax purposes. Cumulatively through the year ended December 31, 2002, the Company has deferred more than $212 million in federal income tax under the OID rules.

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

         Our deposits and secured/unsecured debt are rated by Moody's Investor Services ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch, Inc. ("Fitch"). Factors affecting the various ratings include the overall health of the global/national economy, specific economic conditions impacting the subprime consumer finance industry, and the overall financial performance of the Company, including earnings, credit losses, delinquencies, excess spreads in the Master Trust and our overall liquidity. Furthermore, certain of our term asset-backed securitizations require the restriction of cash if our corporate debt ratings go below certain levels. The table below illustrates the current debt ratings of MCI and Direct Merchants Bank:

                                    STANDARD
                          MOODY'S   & POOR'S   FITCH
                          -------   --------   -----
METRIS COMPANIES INC.
  Senior unsecured debt      B3       CCC+      CCC
  Credit facility            B2         B-      CCC
DIRECT MERCHANTS BANK       Ba2
  Short-term deposits                            B
  Long-term deposits        Ba1                  B

         Moody's, S&P and Fitch have a "negative outlook" for us and our debt ratings. The rating agencies cited concerns about our funding and liquidity challenges, earnings and asset quality.

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

         On March 18, 2003 the Company and Direct Merchants Bank entered into an operating agreement with the OCC. The operating agreement requires, among other things, the following:

         - The Bank must reduce its on-balance-sheet credit card receivables to no more than $550 million by December 31, 2003 and to zero by December 31, 2004. During the time the Bank is reducing these receivables, the mix of subprime receivables may not exceed 60% of all credit card receivables. As of December 31, 2002, 52.9% of the Bank's credit card portfolio was subprime. The Bank will continue to sell credit card receivables on a daily basis to MCI under the purchase agreement currently in effect between MCI and the Bank.

         - The Bank must maintain minimum capital in the aggregate amount of (i)liquid assets deposited pursuant to the Liquidity Reserve Deposit Agreement discussed below; (ii) the capital required as a result of the 200% risk-weight applied to on-book subprime credit card receivables; and (iii) the minimum capital required under Federal law for a "well capitalized" institution for all remaining assets owned by the Bank.

         - The Bank must meet certain liquidity requirements, including maintaining, on a daily basis, liquid assets of not less than 100% of the deposits and other liabilities coming due within the next 30 days, maintaining marketable assets in an amount equal to or in excess of the Bank's insured deposits, maintaining cash and cash equivalents in excess of 46% of outstanding CDs and entering into the Liquidity Reserve Deposit Agreement discussed below to support the Bank's credit card receivables funding needs.

         - The terms of the operating agreement required Direct Merchants Bank and MCI to enter into a Capital Assurance and Liquidity Maintenance Agreement ("CALMA") which also was executed on March 18, 2003. The effect of the CALMA is to require MCI to make such capital infusions or provide Direct Merchants Bank with financial assistance so as to permit Direct Merchants Bank to meet its liquidity requirements.

         - The operating agreement requires Direct Merchants Bank, a third-party depository bank and the OCC to execute a Liquidity Reserve Deposit Agreement ("LRDA") within 30 days of the effective date of the operating agreement.

         Upon entering into the operating agreement, Direct Merchants Bank declared and paid a dividend of $155 million to us on March 19, 2003. Furthermore, the agreement allows Direct Merchants Bank to declare and pay future dividends, provided such dividends are in compliance with OCC regulations.

         During the past fiscal year, we had in place a $270 million term loan and revolving credit facility. In connection with the conduit transactions discussed above, all availability under the $170 million revolving portion of this facility was terminated as of March 18, 2003, with the exception of the $7.3 million of outstanding letters of credit. Term loans of $100 million remain outstanding under the facility and mature on June 30, 2003. In order to refinance the facility in part, on March 31, 2003, THL Fund IV committed to provide a term loan to the Company in an aggregate amount of $125 million as a backup financing facility, secured by assets of the Company. The backup facility carries an interest rate of 12% per annum plus an option to earn an additional meaningful economic return based on the performance of the Company's managed receivables through December 31, 2004. The backup facility would be repayable in full on March 1, 2004. THL Fund IV's obligation to loan funds to the Company is subject to a number of conditions, including the requirement that the Company receive an opinion or opinions satisfactory to THL Fund IV that the new credit facility is fair, from a financial point of view to the Company and to the holders of the Company's outstanding notes. There can be no assurance that these conditions will be met.

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

         Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At December 31, 2002 and 2001, Direct Merchants Bank's Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a "well- capitalized" depository institution under regulations of the OCC, as illustrated in the table below.

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

         Additional information about Direct Merchants Bank's actual capital amounts and ratios are presented in the following table:

                                                             TO BE
                                                           ADEQUATELY               TO BE WELL
                                        ACTUAL             CAPITALIZED              CAPITALIZED
                                   ----------------   --------------------      ------------------
   As of December 31, 2002           AMOUNT   RATIO     AMOUNT       RATIO       AMOUNT      RATIO
                                   ---------  -----   ----------     -----      ---------    -----
Total capital                      $ 402,721   30.8%  $  104,516       8.0%     $ 130,645     10.0%
(to risk-weighted
       assets)

Tier 1 capital                       385,480   29.5%      52,258       4.0%        78,387      6.0%
(to risk-weighted
       assets)

Tier 1 capital                       385,480   24.7%      62,381       4.0%        77,977      5.0%
(to average assets)

                                                             TO BE
                                                           ADEQUATELY               TO BE WELL
                                        ACTUAL            CAPITALIZED               CAPITALIZED
                                   ----------------   --------------------      ------------------
   As of December 31, 2001           AMOUNT   RATIO     AMOUNT       RATIO        AMOUNT     RATIO
                                   ---------  -----   ----------     -----      ---------    -----
Total capital                      $ 334,468   13.1%  $  204,533       8.0%     $ 255,666     10.0%
(to risk-weighted
       assets)

Tier 1 capital                       297,167   11.6%     102,266       4.0%       153,400      6.0%
(to risk-weighted
       assets)

Tier 1 capital                       297,167   10.8%     109,921       4.0%       137,401      5.0%
(to average assets)

         FFIEC guidelines indicate that an institution with a concentration in subprime lending should hold one and one-half to three times the normal minimum capital required. The OCC has regulatory authority to evaluate the safety and soundness of Direct Merchants Bank under these more stringent guidelines. The OCC has required Direct Merchants Bank, to maintain two times the normal minimum capital on those credit card loans that qualify as subprime loans (FICO score of 660 and below) and maintain a minimum capital ratio of 10%. Under these guidelines, Direct Merchants Bank's total capital ratio as of December 31, 2002 was 22.8%.

NEWLY ISSUED PRONOUNCEMENTS

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. SFAS No. 145 also amends SFAS No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. Accordingly, most gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented must be reclassified to conform with the provisions of SFAS No. 145. SFAS No. 145's amendment and technical correction to SFAS No. 13 is effective for all transactions occurring after May 15, 2002. There was not a material impact on our financial statements upon adoption of SFAS No. 145.

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

         In November 2002, FASB issued Interpretation No. 45, "Guarantors Accounting for Guarantees". The Interpretation requires certain guarantees to be recognized and initially measured at fair value. The interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The requirements of Interpretation No. 45 are effective for financial statements ending after December 15, 2002. The initial recognition and initial measurement provisions of the Interpretation are applied, on a prospective basis only, to guarantees issued after December 31, 2002, irrespective of the guarantor's fiscal year-end. There was not a material impact on our financial statements upon adoption of Interpretation No. 45.

         In December 2002, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". In an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.

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

         In December 2002, the FFIEC issued guidance on the accounting treatment of Accrued Interest Receivables ("AIR") related to credit card securitizations. AIR typically consists of a seller's retained interest in the investor's portion of the accrued and billed fees and finance charges and the right to finance charges accrued but not yet billed. The guidance requires AIR to be recorded on the balance sheet as a retained beneficial interest. Accordingly, we reclassified accrued but unbilled finance charges on our balance sheet from "other receivables due from securitizations, net" and "other assets" to "retained interests in loans securitized".

         In January 2003, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 requirements are effective for fiscal years ending after December 15, 2002. There was not a material impact on our financial statements upon adoption of SFAS No. 148.

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

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K/A contains certain forward - looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements include, without limitations: expressions of the "belief," "anticipation," "intent," or "expectations" of management; statements and information as to our strategies and objectives; return on equity; changes in our managed loan portfolio; net interest margins; funding costs; liquidity; cash flow; operating costs and marketing expenses; delinquencies and charge-offs and industry comparisons or projections; statements as to industry trends or future results of operations of the Company and its subsidiaries; and other statements that are no historical fact. Forward-looking statements may be identified by the use or terminology such as "may," "will," "believes," "does not believe," no reason to believe," expects," "plans," "intends," "estimates," "anticipated," or "anticipates" and similar expressions, as they relate to the Company or our management. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

         These risks and uncertainties include, but are not limited to, our high liquidity requirement; our higher delinquency rate, credit loss rates and charge-off rates of our "Credit card loans; "the higher charge-off and bankruptcy rates of the Company's target market of moderate-income consumers; the success and impact of our existing or modified strategic initiatives; the effect of the restatement of the Company's financial statements discussed herein, risks associated with Direct Merchants Bank's ability to comply with its agreement with regulators regarding the safety and soundness of its operations; interest rate risks; risks associated with acquired portfolios; dependence on the securitization markets and other funding sources to fund our business, including the refinancing of existing indebtedness; the effects of the previously announced SEC investigation, government policy and regulation, whether of general applicability or specific to us, including restrictions and/or limitations relating to our minimum capital requirements, reserving methodologies, dividend policies and payment, growth, and/or underwriting criteria; reduced funding availability and increased funding costs; privacy laws that could result in lower revenue generated from fewer marketing campaigns and /or penalties for non-compliance; and general economic conditions that can have a negative impact on the performance of loans and marketing of credit protection and other enhancement services.

         These and other risks and uncertainties are described herein and in the original 10-K, including under the heading "Risk Factors" (pages 26-34 of the original 10-K), and are also discussed in other parts of this Report, including "Legal Proceedings" (page 35 of the original 10-K) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 6-39 hereof). Although we have attempted to list comprehensively the major risks and uncertainties, other factors may in the future prove to be important in causing actual results to differ materially from those contained in any forward-looking statement. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Net income applicable to common stockholders for the year ended December 31, 2001 was $125.3 million, or $1.61 per diluted share, down from net income applicable to common stockholders of $154.3 million, or $2.01 per diluted share in 2000. The decrease in net income results from increases in provision for loan losses and other operating expense partially offset by increases in net interest income and other operating income.

         The provision for loan losses was $461.1 million in 2001 compared to $164.8 million in 2000. The increase relates to the estimated required balance in the allowance for loan losses to cover probable inherent in our loan portfolio under current conditions. Increased credit card loans, increased net principal charge-offs, recent delinquency and collection trends, and current economic conditions were factors considered by management in determining the necessary balance in the allowance for loan losses. The net principal charge-off rate was 12.3% in 2001 compared to 9.7% in 2000. The delinquency ratio was 10.1% in 2001 compared to 7.5% in 2000.

         Other operating income increased $193.2 million, or 18%, to $1.3 billion for the year ended December 31, 2001. This increase was comprised of an increase in credit card fees, interchange and other credit card income of $136.6 million, an increase in servicing income of $30.3 million, an increase in enhancement services revenues of $20.4 million, and an increase in securitization income of $5.9 million. The servicing income increase was caused by an increase of approximately $1.2 billion in average securitized receivables. The remaining increases were primarily due to the growth in total credit card accounts, an increase in outstanding receivables in the securitized credit card loan portfolio, development of new third-party relationships and the creation of new products.

         Other operating expenses increased to $727.3 million in 2001, compared to $599.1 million in 2000. This increase was primarily due to continued investments in our infrastructure in order to service the growth in our credit card loan portfolio, an increase in overall marketing expenditures and increased amortization on purchased portfolio premiums.

         On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Prior to SFAS No. 133, we amortized the costs of interest rate contracts on a straight-line basis over the expected life of the contract. The adoption of SFAS No. 133 resulted in a one-time, non-cash, after-tax charge to earnings of $14.2 million reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the year ended December 31, 2001.

         During the quarter ended March 31, 2000 we adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," for our debt waiver products. This change resulted in a one-time, non-cash net charge to earnings of $0.5 million, which is reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the year ended December 31, 2000. Because we have applied the provisions of this SAB to our membership programs since 1998, before the SEC formalized its guidance, we did not have to adjust our enhancement services revenues.

SELECTED OPERATING DATA - MANAGED BASIS

         In addition to analyzing the Company's performance on an owned basis, we analyze the Company's financial performance on a managed loan portfolio basis. On a managed basis, the balance sheets and income statements include other investors' interests in securitized loans that are not assets of the Company, thereby reversing the effects of sale accounting under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. " We believe this information is meaningful to the reader of the financial statements. We service the receivables that have been securitized and sold and own the right to the cash flows from those receivables sold in excess of amounts owed to security holders.

         The following information is not in conformity with accounting principles generally accepted in the United States of America, however, we believe the information is relevant to understanding the overall financial condition and results of operations of the Company.

TABLE 10: SELECTED OPERATING DATA - MANAGED BASIS

                                                          YEAR ENDED DECEMBER 31,
                                                                                                            FOUR-YEAR COMPOUND
(Dollars in thousands)                2002          2001           2000           1999           1998          GROWTH RATE
                                  ------------  ------------   ------------   ------------   ------------   ------------------
SELECTED OPERATING DATA:
Total credit card accounts               3,929         4,929          4,464          3,680          2,972           7.2
Year-end loans                    $ 11,420,186  $ 11,991,784   $  9,345,631   $  7,343,272   $  5,359,905          20.8
Year-end assets                     11,431,203    12,124,528      9,806,249      7,563,394      5,503,862          20.1
Average loans                       11,850,927    10,419,280      8,081,638      6,053,811      4,034,038          30.9
Average interest-earning assets     12,435,568    10,769,482      8,305,115      6,190,267      4,073,792          32.2
Average assets                      11,972,958    10,656,156      8,332,500      6,269,760      4,159,171          30.3
Return on average assets                   N/A           2.3%           2.3%           1.0%           1.4%
Equity to managed assets                   9.3%          9.4%           9.0%           8.2%           7.9%
Net interest margin (1)                   14.3%         13.9%          12.9%          13.4%          12.4%
Delinquency ratio (2)                     11.0%          9.4%           8.2%           7.6%           6.8%
Net charge-off ratio (3)                  15.5%         10.9%           9.6%           9.0%          10.0%

(1) Includes MCI's actual cost of funds plus all costs associated with asset securitizations, including the interest expense paid to certificate holders and amortization of the discount and fees.

(2) Delinquency ratio represents credit card loans that were at least 30 days contractually past due at year-end as a percentage of year-end managed loans.

(3) Net charge-off ratio reflects actual principal amounts charged-off, less recoveries, as a percentage of average managed credit card loans.

TABLE 11: MANAGED LOAN PORTFOLIO

                                                                          DECEMBER 31,
(Dollars in
  thousands)
                                                          % OF                             % OF                            % OF
                                          2002            TOTAL             2001           TOTAL            2000           TOTAL
                                   -------------------   -------   --------------------   -------    ------------------    -----
Credit card loans                  $           846,417             $          2,756,763              $        1,184,269
Receivables held in
      the Metris
      Master Trust                          10,573,769                        9,235,021                       8,161,362
Total managed loan
 portfolio                         $        11,420,186             $         11,991,784              $        9,345,631
                                   ===================             ====================              ==================
Loans contractually
   Delinquent:
   30 to 59 days                               359,223       3.1%               375,887       3.1%              228,238      2.4%
   60 to 89 days                               285,448       2.5%               274,278       2.3%              173,531      1.9%
   90 or more days                             615,278       5.4%               473,003       4.0%              365,963      3.9%
                                   -------------------   -------   --------------------   -------    ------------------    -----
      Total                        $         1,259,949      11.0%  $          1,123,168       9.4%   $          767,732      8.2%
                                   ===================   =======   ====================   =======    ==================    =====
AVERAGE BALANCES:
Credit card loans                  $         1,305,127             $          1,709,989              $          614,991
Receivables held in the Metris
      Master Trust                          10,545,800                        8,709,291                       7,466,647
                                   -------------------             --------------------              ------------------
Total managed loan portfolio       $        11,850,927             $         10,419,280              $        8,081,638
                                   ===================             ====================              ==================
Net charge-offs                    $         1,840,786      15.5%  $          1,140,151      10.9%   $          778,921      9.6%
                                   ===================   =======   ====================   =======    ==================    =====

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

TABLE 12: ANALYSIS OF AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES

                                                                YEAR ENDED DECEMBER 31,
                             --------------------------------------------------------------------------------------------
                                                 2002                                            2001
(Dollars in thousands)          Average      ------------          Yield/       Average      ------------          Yield/
                                Balance        Interest             Rate        Balance        Interest             Rate
                             ------------    ------------          ------    ------------    ------------          ------
MANAGED BASIS
Credit card loans            $ 11,850,927    $  2,089,070            17.6%   $ 10,419,280    $  1,957,913            18.8%
Total interest-earning
  assets                       12,435,568       2,099,595            16.9%     10,769,482       1,973,400            18.3%
Total interest-bearing
  liabilities                  10,420,532         321,981             3.1%      9,234,217         480,465             5.2%
Net interest income and
  interest margin (1)                  --       1,777,614            14.3%             --       1,492,935            13.9%
Net interest
  rate spread (2)                      --              --            13.8%             --              --            13.1%

                                                                        YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                                   2000
                                                                  Average      ------------      Yield/
(Dollars in thousands)                                            Balance        Interest         Rate
                                                               ------------    ------------      ------
MANAGED BASIS
Credit card loans                                              $  8,081,638    $  1,582,503        19.6%
Total interest-earnings assets                                    8,305,115       1,596,352        19.2%
Total interest-bearing liabilities                                7,209,068         521,477         7.2%
Net interest income and
    interest margin (1)                                                  --       1,074,875        12.9%
Net interest rate spread (2)                                             --              --        12.0%

(1) We compute "net interest margin" by dividing net interest income by average total interest-earning assets.

(2) The "net interest rate spread" is the yield on average interest-earning assets minus the funding rate on average interest-bearing liabilities.

         Managed net interest income for the year ended December 31, 2002 was $1.8 billion, compared to $1.5 billion for the same period in 2001. Net interest income consists primarily of interest earned on our credit card loans less interest expense on borrowing to fund the loans. The increase is due to a $1.7 billion increase in average interest-earning assets and a 40-basis-point increase in net interest margin.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                                                DECEMBER 31,
                                                                              ----------------------------------------------
                                                                                      2002                      2001
                                                                                  (AS RESTATED)             (AS RESTATED)
                                                                              ---------------------      -------------------
ASSETS:
Cash and due from banks                                                       $              62,813      $           109,812
Federal funds sold                                                                           88,000                  243,772
Short-term investments                                                                      429,419                   28,055
                                                                              ---------------------      -------------------
Cash and cash equivalents                                                                   580,232                  381,639
                                                                              ---------------------      -------------------
Credit card loans                                                                           846,417                2,756,763
Less: Allowance for loan losses                                                              90,315                  460,159
                                                                              ---------------------      -------------------
Net credit card loans                                                                       756,102                2,296,604
                                                                              ---------------------      -------------------
Retained interests in loans securitized                                                     808,026                  859,559
Property and equipment, net                                                                  83,831                  114,913
Purchased portfolio premium, net                                                             64,579                   94,793
Other receivables due from credit card
       securitizations, net                                                                 110,471                  139,833
Other assets                                                                                187,151                  278,634
                                                                              ---------------------      -------------------
      TOTAL ASSETS                                                            $           2,590,392      $         4,165,975
                                                                              =====================      ===================
LIABILITIES:
Deposits                                                                      $             892,754      $         2,058,008
Debt                                                                                        357,649                  647,904
Accounts payable                                                                             53,589                   83,475
Deferred income                                                                             143,148                  188,735
Accrued expenses and other liabilities                                                       88,579                   82,517
                                                                              ---------------------      -------------------
   TOTAL LIABILITIES                                                                      1,535,719                3,060,639
                                                                              ---------------------      -------------------
STOCKHOLDERS' EQUITY:
Convertible preferred stock - Series C, par value $.01 per share; 10,000,000
   shares authorized, 1,156,086 and 1,057,638 shares issued and outstanding                 430,642                  393,970
Common stock, par value $.01 per share; 300,000,000 shares authorized,
   64,223,231 and 64,224,878 shares issued                                                      642                      642
Paid-in capital                                                                             227,376                  232,413
Unearned compensation                                                                            --                   (4,980)
Treasury stock - 7,055,300 and 806,300 shares                                               (58,308)                 (13,014)
Retained earnings                                                                           454,321                  496,305
                                                                              ---------------------      -------------------
   TOTAL STOCKHOLDERS' EQUITY                                                             1,054,673                1,105,336
                                                                              ---------------------      -------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $           2,590,392      $         4,165,975
                                                                              =====================      ===================

          See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                          YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                    2002            2001            2000
                                                                (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
                                                                ------------    ------------    ------------
INTEREST INCOME:
Finance charge income                                           $    218,878    $    353,650    $    106,549
Federal funds sold                                                       403           3,115           9,139
Other                                                                 10,121          12,373           4,710
                                                                ------------    ------------    ------------
Total interest income                                                229,402         369,138         120,398
                                                                ------------    ------------    ------------
Deposit interest expense                                              68,740         127,916          89,560
Other interest expense                                                34,776          38,361          43,446
                                                                ------------    ------------    ------------
Total interest expense                                               103,516         166,277         133,006
                                                                ------------    ------------    ------------
NET INTEREST INCOME (EXPENSE)                                        125,886         202,861         (12,608)
Provision for loan losses                                            219,804         461,106         164,800
                                                                ------------    ------------    ------------
NET INTEREST EXPENSE
   AFTER PROVISION FOR LOAN LOSSES                                   (93,918)       (258,245)       (177,408)
                                                                ------------    ------------    ------------
OTHER OPERATING INCOME:
Securitization income                                                323,517         650,400         644,457
Servicing income on securitized / sold
receivables                                                          195,214         159,074         128,823
Credit card fees, interchange and
      other credit card income                                       163,174         322,048         185,431
Enhancement services revenues                                        153,516         141,922         121,559
                                                                ------------    ------------    ------------
                                                                     835,421       1,273,444       1,080,270
                                                                ------------    ------------    ------------
OTHER OPERATING EXPENSE:
Credit card account and other product
    solicitation and marketing expenses                              173,269         188,009         149,205
Employee compensation                                                210,826         225,463         178,592
Data processing services and
     communications                                                   83,874          90,222          86,166
Credit protection claims expense                                      44,550          30,457          20,811
Credit card fraud losses                                               8,647           9,068           8,886
Purchased portfolio premium
      amortization                                                    30,220          30,277          19,275
Occupancy and equipment                                               48,013          47,572          35,563
Mastercard/Visa assessment and fees                                   13,869          16,522          14,712
Asset impairments and lease write-offs                                27,736              --              --

Other                                                                100,216          89,694          85,929
                                                                ------------    ------------    ------------
                                                                     741,220         727,284         599,139
                                                                ------------    ------------    ------------
INCOME BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                 283         287,915         303,723
Income tax expense                                                     1,867         113,660         117,305
                                                                ------------    ------------    ------------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGES                                                 (1,584)        174,255         186,418

Cumulative effect of accounting
changes (net of income taxes of $9,273
and $320)                                                                 --          14,226             516
                                                                ------------    ------------    ------------
NET (LOSS) INCOME                                                     (1,584)        160,029         185,902
Convertible preferred stock
      dividends                                                       38,009          34,771          31,622
                                                                ------------    ------------    ------------
NET (LOSS) INCOME APPLICABLE TO
   COMMON STOCKHOLDERS                                          $    (39,593)   $    125,258    $    154,280
                                                                ============    ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                                                                           YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                    2002            2001            2000
                                                                 AS RESTATED     AS RESTATED     AS RESTATED
                                                                ------------    ------------    ------------
EARNINGS (LOSS) PER SHARE:
     Basic - income (loss) before
         cumulative effect of accounting
         changes                                                $      (0.66)   $       1.79    $       2.09
     Basic - cumulative effect of
         accounting changes                                               --           (0.15)          (0.01)
                                                                ------------    ------------    ------------
     Basic-net income (loss)                                           (0.66)           1.64            2.08
                                                                ============    ============    ============
     Diluted - income (loss) before
         cumulative effect of accounting
         changes                                                       (0.66)           1.75            2.02
     Diluted-cumulative effect of
         accounting changes                                               --           (0.14)          (0.01)
                                                                ------------    ------------    ------------
     Diluted-net income(loss)                                          (0.66)           1.61            2.01
                                                                ============    ============    ============
SHARES USED TO COMPUTE EARNINGS
     (LOSS) PER SHARE:
     Basic                                                            59,782          97,641          89,234
     Diluted                                                          59,782          99,366          92,582

DIVIDENDS DECLARED AND PAID PER
     COMMON SHARE                                               $      0.040    $      0.040    $      0.033

          See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)

                                NUMBER OF SHARES                                                                          TOTAL
                                   OUTSTANDING      PREFERRED   COMMON PAID-IN      UNEARNED     TREASURY  RETAINED   STOCKHOLDERS'
                               PREFERRED   COMMON     STOCK     STOCK  CAPITAL    COMPENSATION    STOCK    EARNINGS      EQUITY
BALANCE AT DECEMBER 31,
1999 AS PREVIOUSLY REPORTED        885     57,919    $329,729   $386   $130,772     $    --     $     --   $162,914   $  623,801
Cumulative restatements to
prior periods, see Note 2           --         --          --     --         --          --           --     58,395       58,395
                                 -----     ------    --------   ----   --------     -------     --------   --------   ----------
BALANCE AT DECEMBER 31,
1999, AS RESTATED                  885     57,919    $329,729   $386   $130,772     $    --     $     --   $221,309   $  682,196
                                 =====     ======    ========   ====   ========     =======     ========   ========   ==========
   Net income (as restated)         --         --          --     --         --          --           --    185,902      185,902
   Cash dividends                   --         --          --     --         --          --           --     (2,942)      (2,942)
   June 2000 three-for-
       two stock split              --         --          --    201       (201)         --           --         --           --
   Preferred dividends in
       kind                         83         --      30,692     --         --          --           --    (30,692)          --
   Issuance of common stock
       under employee
       benefit plans                --      4,324          --     35     67,506          --           --         --       67,541
                                 -----     ------    --------   ----   --------     -------     --------   --------   ----------
BALANCE, DECEMBER 31, 2000
AS RESTATED                        968     62,243    $360,421   $622   $198,077     $    --     $     --   $373,577   $  932,697
                                 =====     ======    ========   ====   ========     =======     ========   ========   ==========
   Net income (as restated)         --         --          --     --         --          --           --    160,029      160,029
   Cash dividends                   --         --          --     --         --          --           --     (3,752)      (3,752)
   Common stock repurchased         --       (806)         --     --         --          --      (13,014)        --      (13,014)
   Preferred dividends in
       kind                         90         --      33,549     --         --          --           --    (33,549)          --
   Issuance of common stock
       under employee
       benefit plans                --      1,518          --     15     27,927          --           --         --       27,942
   Deferred compensation            --        464          --      5      6,409      (8,108)          --         --       (1,694)
   Amortization of
       restricted stock             --         --          --     --         --       3,128           --         --        3,128
                                 -----     ------    --------   ----   --------     -------     --------   --------   ----------
BALANCE, DECEMBER 31, 2001
AS RESTATED                      1,058     63,419    $393,970   $642   $232,413     $(4,980)    $(13,014)  $496,305   $1,105,336
                                 =====     ======    ========   ====   ========     =======     ========   ========   ==========
   Net loss (as restated)           --         --          --     --         --          --           --     (1,584)      (1,584)
   Cash dividends                   --         --          --     --         --          --           --     (3,728)      (3,728)
   Common stock repurchased         --     (6,249)         --     --         --          --      (45,294)        --      (45,294)
   Preferred dividends in
       kind                         98         --      36,672     --         --          --           --    (36,672)          --
   Issuance of common stock
       under employee
       benefit plans                --        462          --      4      2,975          --           --         --        2,979
   Deferred compensation            --         76          --      1        967        (968)          --         --           --
   Amortization of
       restricted stock             --         --          --     --         --       1,808           --         --        1,808
 Forfeiture of
         restricted stock           --       (540)         --     (5)    (8,979)      4,140           --         --       (4,844)
                                 -----     ------    --------   ----   --------     =======     --------   --------   ----------
BALANCE, DECEMBER 31, 2002
AS RESTATED                      1,156     57,168    $430,642   $642   $227,376     $    --     $(58,308)  $454,321   $1,054,673
                                 =====     ======    ========   ====   ========     =======     ========   ========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                           2002            2001           2000
                                                                        AS RESTATED    AS RESTATED    AS RESTATED
                                                                        -----------    -----------    -----------
OPERATING ACTIVITIES:
Net income (loss)                                                       $    (1,584)   $   160,029    $   185,902
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
Cumulative effect of accounting changes                                          --         14,226            516
Depreciation, amortization and accretion                                   (175,314)      (125,096)      (203,244)
Provision for loan losses                                                   219,804        461,106        164,800
(Gain) loss from credit card securitization                                 (41,872)        95,246         77,222
Asset impairments, lease write-offs, and severance                           27,736             --             --
Market loss (gain) on derivative financial instruments                       22,562        (10,128)            --
Changes in operating assets and liabilities, net:
      Fair value of retained interests in loans
          securitized                                                       342,080        (28,069)        97,946
      Spread accounts receivable                                            (39,785)         6,570         79,964
      Other receivables due from credit
          card securitizations                                               29,362       (132,177)       (14,995)
      Accounts payable and accrued expenses                                 (27,163)        32,370         37,623
      Deferred income                                                       (45,587)       (23,306)        61,367
      Other                                                                  (1,728)        26,990        116,529
                                                                        -----------    -----------    -----------
Net cash provided by operating activities                                   308,511        477,761        603,630
                                                                        -----------    -----------    -----------
INVESTING ACTIVITIES:
Proceeds from transfers of portfolios to the Metris Master Trust          2,087,097        553,180             --
Net cash from loan originations and principal collections on loans
   receivable                                                              (704,614)    (1,127,389)    (1,361,227)
Proceeds from sales of credit card portfolios
   to third parties                                                          16,278             --             --
Credit card portfolio acquisitions                                               --       (290,774)      (195,597)
Additions to premises and equipment                                          (6,159)        (5,708)       (85,007)
                                                                        -----------    -----------    -----------
Net cash provided by (used in) investing
      activities                                                          1,392,602       (870,691)    (1,641,831)
                                                                        -----------    -----------    -----------
FINANCING ACTIVITIES:
Proceeds from issuance of debt                                               51,745        387,000         11,054
Repayment of debt                                                          (342,000)       (95,162)            --
Net (decrease) increase in deposits                                      (1,165,254)       (48,191)     1,330,818
Cash dividends paid                                                          (3,728)        (3,752)        (2,942)
Increase in common equity                                                     2,011         26,248         26,278
Repurchase of common stock                                                  (45,294)       (13,014)            --
                                                                        -----------    -----------    -----------
Net cash provided by (used in) financing
      activities                                                         (1,502,520)       253,129      1,365,208
                                                                        -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                        198,593       (139,801)       327,007
Cash and cash equivalents at beginning of year                              381,639        521,440        194,433
                                                                        -----------    -----------    -----------
Cash and cash equivalents at end of year                                $   580,232    $   381,639    $   521,440
                                                                        ===========    ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                                                                       YEAR ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                     2002         2001        2000
                                                                     ----         ----        ----
SUPPLEMENTAL DISCLOSURES AND CASH FLOW INFORMATION:
Cash paid (received) during the year for:
   Interest                                                        $106,394     $165,241    $81,724
   Income taxes                                                     (32,996)      25,718     75,384
Tax benefit from employee stock option exercises                        174        8,989     31,174

          See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries. MCI's principal subsidiaries are Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank" or the "Bank"), Metris Direct, Inc. and Metris Receivables, Inc. MCI and its subsidiaries, as applicable, may be referred to as "we," "us," "our" or the "Company." We are an information-based direct marketer of consumer lending products and enhancement services, primarily to moderate-income consumers. We issue credit cards through our wholly owned subsidiary, Direct Merchants Bank, the 11th largest bankcard issuer in the United States. We also offer consumer products through our enhancement services business unit, including credit protection, third-party insurance, warranty products, and membership program products, and list syndication products.

         All dollar amounts are presented as pre-tax amounts unless otherwise noted. We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain prior-year amounts to conform with the current year's presentation.

PERVASIVENESS OF ESTIMATES

         We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates are our determination of the adequacy of the allowance for loan losses, which is discussed under Note 3, and our determination of the fair value of retained interests in loans securitized, which is discussed under note 4. The significant factors susceptible to future change that have an impact on these estimates include default rates, net interest spreads, payment rates, liquidity and the ability to finance future receivables activity, and overall economic conditions. As a result, the actual losses in our loan portfolio and the fair value of our retained interests as of December 31, 2002 and 2001 could materially differ from these estimates.

NOTE 2 - RESTATEMENTS

         The consolidated statements of income as presented for the periods ended December 31, 2002, 2001 and 2000 and the consolidated balance sheets as of December 31, 2002 and December 31, 2001 have been restated to reflect the following:

     - The valuation model and related collateral assumptions used to estimate the fair value of the Company's "Retained interests in loans securitized" did not properly reflect the structure of the Metris Master Trust and related series supplements. All periods presented have been restated to reflect the changes in the valuation model and the related collateral assumptions. These restatements impact "Retained interests in loans securitized," "Other receivables due from credit card securitizations, net" and "Securitization income."

     - The Company's policy for recognizing transaction costs related to the securitization of receivables through the Metris Master Trust or a conduit was not in accordance with GAAP. Historically, these costs had been capitalized and amortized over the estimated life of the new debt securities. These costs are now allocated and recognized over the initial and reinvestment periods of the respective debt securities or Metris Master Trust financing unless the transaction results in a loss, in which case the costs are expensed as incurred. All periods presented have been restated to reflect the revised policy. This restatement impacts "Other assets" and "Securitization income."

     - The Company's policy for recognizing expenses related to credit card solicitation costs was not in accordance with GAAP. Historically, the Company had capitalized and expensed these costs over the estimated period over which the new credit card accounts were established, approximately three months. These costs are now expensed as incurred. All periods presented have been restated to reflect the revised policy. This restatement impacts "Other assets" and "Credit card account and other product solicitation and marketing expenses."

     - The Company corrected its accounting for interest rate caps purchased in May of 2002 and forward to comply with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. These costs had been deferred and amortized over the estimated life of the new debt securities. These instruments are now recorded at fair value. All periods presented have been restated to reflect this correction. This restatement impacts "Retained interests in loans securitized," "Other assets" and "Securitization income."

     - The Company historically recognized revenue in the month following completion of the cancellation period, generally one month. Cash flows related to debt waiver are now included in the valuation of the interest-only strip receivable. All periods presented have been restated to reflect the revised policy. This restatement impacts "Retained interests in loans securitized," "Deferred revenue," "Enhancement services revenue," and "Securitization income."

     - At December 31, 2001 we had $50 million of "Allowance for loan losses" classified as valuation reserve in our "Retained interests in loans securitized." The valuation reserve was transferred to "Allowance for loan losses" through "Provision for loans losses" during the first quarter of 2002. We have restated the December 31, 2001 balance sheet and 2001 income statement and March 31, 2002 income statement to reflect this transfer occurring during the fourth quarter of 2001. This restatement impacts "Allowance for loan losses," "Retained interests in loans securitized," "Provision for loan losses" and "Securitization income."

In addition, we have restated certain prior-period amounts to conform with the current period's presentation.

The cumulative impact of the above restatements as of December 31, 1999 is a $58.4 million increase to retained earnings and consists of the following adjustments:

Retained interests in loans securitized        $ 79.4
Transaction costs                                12.2
Tax                                             (33.2)
                                               ------

         Total                                 $ 58.4
                                               ======


     - In prior periods, we classified interest income, provision for loan losses, and related credit card loan fees generated from retained interests in loans securitized on the income statement as "Interest Income-Credit card loans and retained interests in loans securitized," "Provision for loan losses" and "Credit card fees, interchange and other credit card income." For all periods presented, these amounts are now included in the estimation of the fair value of the interest-only strip receivable and "Securitization income."

     - In prior periods we classified spread accounts receivable in "Other receivables due from credit card securitizations, net." For all periods presented, we have reclassified our spread accounts receivable from "Other receivables due from credit card securitizations, net" to "Retained interests in loans securitized."

     - In prior periods, we classified servicing income in "Net securitization and credit card servicing income." For all periods presented, we have reclassified these amounts to "Servicing income."

     - In prior periods, income from our debt waiver product sold to customers of Direct Merchants Bank with receivables held by Direct Merchants Bank was included in "Enhancement services revenue." For all periods presented we have reclassified this income to "Credit card fees, interchange and other credit card income."

     - Revenue related to the membership club and warranty business for current and prior periods is classified as "Enhancement services revenue." Claims expense related to the sold business has been reclassified as "Other" expenses for all periods presented.

     - In addition to the tax effects of the pre-tax restatement amounts, the restated presentation also reflects revised probable amounts of future taxable and deductible temporary differences, resulting in a reclassification of certain deferred income taxes to current income taxes. The effects of the reclass for each of the years ended December 31, 2000 through 2002 amounted to a reduction (addition) to deferred income taxes of $23.8 million, $1.0 million, and ($16.5) million, respectively. Such reclasses did not result in any adjustment to net income.

     See Notes 3,4,5,6,7,14,19,20 and 21, all of which are impacted by these changes.

         The following tables present certain captions of the consolidated financial statements, for all periods presented, which were affected by the restatements.

                                                                   DECEMBER 31, 2002
                                                              --------------------------
                                                                  AS
                                                              PREVIOUSLY
                                                               REPORTED      AS RESTATED
                                                              -----------    -----------
BALANCE SHEETS:
ASSETS:
Retained interests in loans securitized                       $1,736,912     $       --
Less: Valuation allowance                                        986,517             --
Net retained interests in loans securitized                      750,395        808,026
Other receivables due from credit card securitizations, net      184,220        110,471
Other assets                                                     174,987        187,151

LIABILITIES:
Deferred income                                               $  159,267     $  143,148
Accrued expenses and other liabilities                            72,062         88,579

STOCKHOLDERS' EQUITY
Retained earnings                                             $  458,673     $  454,321

                                                                   DECEMBER 31, 2001
                                                              --------------------------
                                                                  AS
                                                              PREVIOUSLY
                                                               REPORTED      AS RESTATED
                                                              -----------    -----------
BALANCE SHEETS:

ASSETS:
Short-term investments                                        $  134,502     $   28,055
Cash and cash equivalents                                        488,086        381,639
Allowance for credit card loan losses                           (410,159)      (460,159)
Retained interests in loans securitized                        1,339,178             --
Less: Valuation allowance                                        537,499             --
Net retained interests in loans securitized                      801,679        859,559
Other receivables due from credit card securitizations, net      114,456        139,833
Other assets                                                     268,155        278,634

LIABILITIES:
Deferred income                                               $  215,031     $  188,735
Accrued expenses and other liabilities                            82,313         82,517

STOCKHOLDERS' EQUITY
Retained earnings                                             $  532,924     $  496,305

                                                             DECEMBER 31, 2002
                                                        --------------------------
                                                            AS
                                                        PREVIOUSLY
                                                         REPORTED      AS RESTATED
                                                        -----------    -----------
STATEMENTS OF INCOME:
Provision for loan losses                                $ 573,478     $ 219,804

Net interest expense after provision
  for loan losses                                         (149,635)      (93,918)

Other operating income:
   Securitization income                                        --       323,517
   Servicing income on securitized/sold
      receivables                                               --       195,214
   Net securitization and credit card
       servicing income                                    271,348            --
   Credit card fees, interchange and other
     credit card income                                    202,664       163,174
   Enhancement services revenue                            392,827       153,516

Other operating expenses:
  Credit card account and other product
     solicitation and marketing expenses                   190,259       173,269
  Enhancement services claims expenses                      51,542            --
  Credit protection claims expense                              --        44,550
  Other                                                     93,221       100,216

(Loss) Income Before Income Taxes                          (49,781)          283
Income tax (benefit) expense                               (15,930)        1,867
Net (loss)                                                 (33,851)       (1,584)
Loss per share                                               (1.20)        (0.66)
Diluted loss per share                                       (1.20)        (0.66)

                                                    DECEMBER 31, 2001                DECEMBER 31, 2000
                                                -------------------------       -------------------------
                                                    AS                              AS
STATEMENTS OF INCOME:                           PREVIOUSLY          AS          PREVIOUSLY          AS
                                                 REPORTED        RESTATED        REPORTED        RESTATED
                                                ----------       --------       ----------       --------
Finance charge income                            $     --        $353,650        $     --        $106,549
Credit card loans and
   retained interests
   in loans securitized                           681,503              --         490,929              --

Net interest income (expense)                     549,145         202,861         388,234         (12,608)

Provision for loan
   losses                                         549,145         461,106         388,234         164,800

Other operating income:
   Net securitization and
      credit card servicing
      income                                      517,399              --         444,254              --
   Securitization income                               --         650,400              --         644,457
   Servicing income on
      securitized / sold
      receivables                                      --         159,074              --         128,823
 Credit card fees, interchange and
      other credit card income                    296,926         322,048         223,333         185,431
 Enhancement services revenue                     340,132         141,922         266,200         121,559

Other operating expenses:
 Credit card account and other product
      solicitation and marketing expenses         174,883         188,009         144,481         149,205
 Credit protection claims expense                      --          30,457              --          20,811
 Enhancement services claims expense               35,628              --          26,431              --
 Other                                             84,519          89,694          80,308          85,929

Income before income taxes                        412,868         287,915         322,911         303,723
Income tax expense                                161,577         113,660         124,320         117,305
Net income                                        245,792         160,029         195,153         185,902
Earnings per share                                   2.52            1.64            2.19            2.08
Diluted earnings per share                           2.47            1.61            2.11            2.01

                                                                  DECEMBER 31, 2002
                                                          --------------------------------
                                                               AS
                                                           PREVIOUSLY               AS
STATEMENTS OF CASH FLOWS:                                   REPORTED             RESTATED
                                                          -----------          -----------
Net loss                                                  $   (33,851)         $    (1,584)
Depreciation, amortization and accretion                      130,013             (175,314)
(Gain) loss from credit card securitizations                       --              (41,873)
Retained interests valuation income                          (118,953)                  --
Market loss on derivative financial instruments                    --               22,562
Changes in operating assets and liabilities, net:
Fair value of retained interests in loans
      securitized                                                  --              342,080
Spread accounts receivable                                         --              (39,785)
      Other receivables due from credit card
           securitizations, net                               (23,680)              29,362
      Accounts payable and accrued expenses                   (43,476)             (27,163)
Deferred income                                               (55,764)             (45,487)
Other                                                          43,871               (1,727)
Net cash provided by operating activities                     499,374              308,511
Net use of cash from sales and repayments of
      securitized loans                                    (1,145,947)                  --
Net cash collected from loan originations and
      principal collections on loans receivable                    --             (704,614)
Net loans collected                                           211,458                   --
Net cash provided by investing activities                   1,162,727            1,392,602

                                                                       DECEMBER 31, 2001
                                                               -------------------------------
                                                                    AS
                                                                PREVIOUSLY              AS
STATEMENTS OF CASH FLOWS:                                        REPORTED            RESTATED
                                                               -----------         -----------
Net income                                                     $   245,792         $   160,029
Cumulative effect of accounting changes                             14,499              14,226
Depreciation, amortization and accretion                           106,703            (125,096)
Provision for loan losses                                          549,145             461,106
(Gain) loss from credit card securitizations                            --              95,246
Retained interests valuation income                               (131,992)                 --
Market gain on derivative financial instruments                         --             (10,128)
Changes in operating assets and liabilities, net:
  Fair value of retained interests in loans
    securitized                                                         --             (28,069)
  Spread accounts receivable                                            --               6,570
  Other receivables due from credit card
    securitizations, net                                            (5,583)           (132,177)
  Accounts payable and accrued expenses                              6,446              32,370
  Deferred income                                                  (20,476)            (23,306)
  Other                                                             45,878              26,990
Net cash provided by operating activities                          810,412             477,761
Net use of cash from sales and repayments of
  securitized loans                                              1,272,438                  --
Net loans collected                                             (2,617,045)                 --
Net cash from loan originations and principal
  collections on loans receivable                                       --          (1,127,389)
Additions to property and equipment                                 (5,706)             (5,708)
Net cash (used in) provided by investing
  activities                                                    (1,087,907)           (870,691)
Proceeds from issuance of common stock                              17,260              26,248
Net cash used in financing activities                              244,141             253,129

                                                               DECEMBER 31, 2000
                                                        ------------------------------
                                                             AS
                                                         PREVIOUSLY             AS
STATEMENTS OF CASH FLOWS:                                 REPORTED           RESTATED
                                                        -----------        -----------
Net income                                              $   195,153        $   185,902
Depreciation, amortization and accretion                     76,256           (203,244)
Provision for loan losses                                   388,234            164,800
Retained interests valuation income                        (104,710)                --
(Gain) loss from credit card securitizations                     --             77,222
Changes in operating assets and liabilities, net:
  Fair value of retained interests in loans
        securitized                                              --             97,946
  Spread accounts receivable                                     --             79,964
  Other receivables due from credit card
        securitizations, net                                 55,240            (14,995)
  Accounts payable and accrued expenses                      45,877             37,623
  Deferred income                                            60,403             61,367
  Other                                                     (53,058)           116,529
Net cash provided by operating activities                   666,833            603,630
Net cash from loan originations and principal
  collections on loans receivable                        (1,976,341)        (1,361,227)
Net cash (used in) investing activities                  (1,705,034)        (1,641,831)

         In addition, the restatements will have the following impact on the previously reported annual information for the year ended December 31:

                                                BASIC (LOSS) EARNINGS         DILUTED (LOSS) EARNINGS
                   NET (LOSS) INCOME                  PER SHARE                      PER SHARE
                   -----------------                  ---------                      ---------
                   AS                             AS                            AS
               PREVIOUSLY          AS         PREVIOUSLY          AS        PREVIOUSLY            AS
                REPORTED        RESTATED       REPORTED        RESTATED      REPORTED          RESTATED
                --------        --------       --------        --------      --------          --------
2002            (33,851)         (1,584)        (1.20)          (0.66)        (1.20)            (0.66)
2001            245,792         160,029          2.52            1.64          2.47              1.61
2000            195,152         185,902          2.19            2.08          2.11              2.01
1999             64,555         109,555         (1.07)           1.50         (1.07)             1.44
1998             57,348          66,691          0.97            1.14          0.94              1.09

  NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

CREDIT CARD LOANS

         Credit card loans presented on our consolidated balance sheet are receivables from cardholders that we have not sold via securitizations or third-party conduit warehousing arrangements, and are recorded at the amount outstanding plus related deferred acquisition costs and net of related deferred revenue. Interest income on credit card loans is earned and accrued based on the amount of the loans outstanding. Accrued interest and fees which have been billed to the cardholder but not yet received are classified on the consolidated balance sheet with the related credit card loans. Accrued interest which has not yet been billed to the cardholder is estimated and classified on the consolidated balance sheet in "Other assets." Interest income and fees are generally recognized until a loan is charged-off. Upon charge-off, any unpaid principal is applied to the allowance for loan losses and any unpaid finance charges and fees are netted against the applicable income statement line items. Beginning in November 2002, we stopped late fee billings after an account becomes 120 days contractually delinquent.

         When we decide to sell a portion of our credit card loans, the loans are specifically identified and transferred to the held-for-sale account. The loans are transferred into the account at the lower of cost or fair value at the date the decision to sell is made. Any reduction in the loans' value is reflected as a charge-off of the recorded investment in the loan with a corresponding reduction in the allowance for loan losses. All deferred costs and fees are written off upon the decision to sell. At the time of sale we record the difference between the carrying value and sales price as an increase or decrease in the provision for loan losses. Any portfolio premium would also be written off unless we retain ownership of the cardholder account. To the extent that the loans' carrying value at the time of transfer does not reflect fair value, an additional provision for loan losses is recorded. Any loans in the held-for-sale account are revalued to the lower of cost or fair value at each subsequent reporting date. We had no loans in the held-for-sale account as of December 31, 2002 and 2001.

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

         Additionally, in evaluating the adequacy of the loan loss reserves, we consider several subjective factors which may be overlaid into the credit risk roll-rate model in determining the necessary loan loss reserve, including:

         - national and economic trends and business conditions, including the condition of various market segments;

         - changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery, as well as in the experience, ability and depth of lending management and staff;

         - trends in volume and the product pricing of accounts, including any concentrations of credit; and

         - impacts from external factors, such as changes in competition, and legal and regulatory requirements, on the level of estimated credit losses in the current portfolio.

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

SECURITIZATION, RETAINED INTERESTS IN LOANS SECURITIZED, AND SECURITIZATION
INCOME

         Upon securitization, the Company removes the applicable credit card loans from the balance sheet and recognizes the "Retained interests in loans securitized" at their allocated carrying value in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("SFAS No. 140"). Credit card receivables are sold to the Metris Master Trust at the inception of a securitization series. We also sell credit card receivables to the Metris Master Trust to replenish receivable balances that have decreased due to payments and charge-offs. The difference between the allocated carrying value and the proceeds from the assets sold is recorded as a gain or loss on sale and is included in "Securitization income." At the same time, the Company recognizes the "Retained interests in loans securitized."

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

         At least quarterly, the Company reviews its "Retained interests in loans securitized" for changes in fair value and recognizes those changes as "Securitization income." The changes in fair value reflect the Company's revisions in the expected timing and amount of future cash flows. The significant factors that affect the timing and amount of future cash flows relate to the collateral assumptions, which include payment rate, default rate, gross yield and discount rate.

         The Company recognizes future cash flows associated with its retained interests using the effective yield method in accordance with EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Accordingly, "Securitization income" includes discount accretion associated with the contractual retained interests, the excess transferor's interests, the interest-only strip receivable, spread accounts receivable as well as the difference in the actual excess spread received as compared to the estimated amount recorded related to the interest-only strip. Since the Company's retained interests are trading securities, the impairment provisions of EITF 99-20 are not applicable.

         Up-front transaction costs related to securitizations are allocated and recognized over the initial and reinvestment periods unless the transaction results in a loss, in which case, the costs are expensed as incurred and recorded as "Securitization income."

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

SERVICING INCOME

      During 2003, 2002, and 2001, we sold credit card loan receivables in securitization transactions. In those securitizations, we retained servicing responsibilities and subordinated interests. We receive annual servicing fees of two percent of the outstanding principal balance. Revenue from these servicing responsibilities is recognized when earned and recorded in the consolidated income statements as "Servicing income on securitized/sold receivables."

CREDIT CARD FEES AND ORIGINATION COSTS

         Credit card fees include annual membership, late payment, overlimit, returned check, cash advance transaction and other miscellaneous fees. We assess these fees according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize the fees as revenue when charged to the cardholder's account.

         We defer direct credit card origination costs associated with successful credit card solicitations that we incur in transactions with independent third parties, and certain other costs that we incur in connection with loan underwriting and the preparation and processing of loan documents. These deferred credit card origination costs and cardholders annual membership fees are netted and amortized to interest income on a straight-line basis over the cardholder's privilege period, generally 12 months. These net deferred fees are included in credit card loans. If deferred direct credit card acquisition costs were to exceed forecasted future cash flows, we would make an appropriate adjustment for impairment. All other costs of credit card solicitation are expensed as incurred.

CREDIT CARD FRAUD LOSSES

         We experience credit card fraud losses from the unauthorized use of credit cards. We expense these fraudulent transactions when identified, through the establishment of a reserve for the transactions. We charge-off these amounts no later than 90 days from discovery, after all attempts to recover the amounts from these transactions, including charge backs to merchants and claims against cardholders, are exhausted.

DEBT ISSUANCE COSTS

         Debt issuance costs (upfront fees) are the costs related to issuing new debt securities. We capitalize these costs and amortize them to expense over the term of the new debt security.

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

ENHANCEMENT SERVICES

Debt Waiver Products

         Direct Merchants Bank offers various debt waiver products on receivables it owns as well as securitized receivables. Direct Merchants Banks records deferred revenue when the debt waiver customer is billed. For customers whose accounts are funded on balance sheet, revenue is recognized in the month following the completion of the of the cancellation period, which is one month. Cash flows related to debt waiver on receivables sold to the Metris Master Trust are included in the valuation of the interest-only strip receivable. Direct Merchants Bank incurs the related claims and marketing expenses. A reserve is maintained for future death and finance charge claims based on Direct Merchants Bank's historical experience with settlement of such claims. Reserves for pending claims and incurred but not reported claims are recorded in the consolidated balance sheets in "accrued expenses and other liabilities." Reserves for pending and incurred but not reported claims were $8.2 million as of December 31, 2002, compared to $5.2 million as of December 31, 2001.

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

Membership Program Products

         We bill membership fees for enhancement services products through financial institutions, including Direct Merchants Bank, and other cardholder-based institutions. We record these fees as deferred membership income upon acceptance of membership and amortize them on a straight-line basis for all annually billed products, and on an accelerated amortization method for all monthly billed products over the membership period beginning after the contractual cancellation period is complete. A liability is established and netted against the related receivable in the consolidated balance sheets in "other assets" from inception of the membership through the end of the cancellation period that reflects our historical cancellation experience with these products. Gross receivables as of

December 31, 2002 on the membership program products were $22.0 million compared to $38.7 million as of December 31, 2001. Cancellation reserves were $19.5 million and $29.6 million for the years ended December 31, 2002 and 2001, respectively. Revenues recorded for membership products are included in the statements of income under "enhancement services revenues" and were $92.9 million, $57.2 million and $76.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Unearned revenues on membership program products are recorded in the consolidated balance sheets in "deferred income." Unearned revenues as of December 31, 2002 were $114.2 million compared to $130.9 million as of December 31, 2001. Reserves for pending and incurred but not reported claims, included in "accrued expenses and other liabilities," were $0.1 million as of December 31, 2002, compared to $0.2 million as of December 31, 2001.

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

Warranty Products

         We coordinate the marketing activities for Direct Merchants Bank and third-party sales of extended service plans. We perform administrative services and retain the claims risk for all extended service plans sold. As a result, we defer and recognize extended service plan revenues and the incremental direct acquisition costs on an accelerated amortization method over the life of the related extended service plan contracts beginning after the expiration of any manufacturer's warranty coverage. A liability is established and netted against the related receivable in the consolidated balance sheets in "other assets" from inception of the extended service plan through the end of the cancellation period that reflects our historical cancellation experience with these products. Gross receivables as of December 31, 2002 on the warranty products were $3.8 million compared to $7.0 million as of December 31, 2001. Cancellation reserves were $5.3 million and $6.2 million for the years ended December 31, 2002 and 2001, respectively. Unearned revenues on warranty products are recorded in the consolidated balance sheets in "deferred income". Unearned revenues as of December 31, 2002 were $17.6 million compared to $33.8 million as of December 31, 2001. Reserves for pending and incurred but not reported claims, included in "accrued expenses and other liabilities," were $0.7 million as of December 31, 2002, compared to $0.5 million as of December 31, 2001.

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

         We discontinue the billing of enhancement services products to Direct Merchants Bank customers that are more than 60 days past due (except for debt waiver which bills customers until 120 days past due) or over their credit limit. The impact of uncollectible fees associated with enhancement service products is included in determining the adequacy of the allowance for loan losses.

INTEREST RATE RISK MANAGEMENT CONTRACTS

         We enter into a variety of interest rate risk management contracts such as interest rate swap, floor and cap agreements with highly rated counterparties in order to hedge our interest rate exposure on securitized loans and deposits. We account for these contracts in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The change in fair value of the derivatives is recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative qualifies as a hedge, the accounting treatment for the change in fair value varies based on the type of risk being hedged. The monthly interest rate differential to be paid or received on these contracts is accrued and included in "Net securitization and credit card servicing income" or "Deposit interest expense," as appropriate, on the consolidated statements of income. Interest payable or receivable under these contracts is classified under "Other receivables due from credit card securitization, net" or "Other assets," as appropriate on the consolidated balance sheets.

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

EARNINGS PER SHARE

         The following table presents the computation of basic and diluted weighted-average shares used in the per-share calculations:

                                                                          YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------
                                                                      2002          2001         2000
(In thousands)                                                      ---------     ---------    ---------
Income (loss) before cumulative effect of accounting changes        $  (1,584)    $ 174,255    $ 186,418
Preferred dividends                                                    38,009        34,771       31,622
                                                                    ---------     ---------    ---------
Net income (loss) applicable to common stockholders before
 cumulative effect of accounting changes                              (39,593)      139,484      154,796
Cumulative effect of accounting changes, net                               --        14,226          516
                                                                    ---------     ---------    ---------
Net income (loss) applicable to common stockholders                 $ (39,593)    $ 125,258    $ 154,280
                                                                    =========     =========    =========

Weighted average common shares outstanding                             59,782        62,962       60,070
Adjustment for:
Assumed conversion of convertible preferred stock(1)                       --        34,679       29,164
                                                                    ---------     ---------    ---------
Basic common shares                                                    59,782        97,641       89,234
Assumed exercise of outstanding stock options(1)                           --         1,725        3,348
                                                                    ---------     ---------    ---------
Diluted common shares                                                  59,782        99,366       92,582
                                                                    =========     =========    =========

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

                                                                        YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                  2002             2001             2000
                                                               ----------      -----------      -----------
Net income (loss), as reported                                 $   (1,584)     $   160,029      $   185,902
Deduct: Annual stock-based compensation expense
  based on the fair value for all awards, net of
  related tax effects                                              18,141           16,847           15,071
                                                               ----------      -----------      -----------
Pro forma net income (loss)                                       (19,725)         143,182          170,831
                                                               ==========      ===========      ===========
Earnings (loss) per share:
Basic-as reported                                                   (0.66)            1.64             2.08
                                                               ==========      ===========      ===========
Basic-pro forma                                                     (0.97)            1.47             2.25
                                                               ==========      ===========      ===========

Diluted-as reported                                                 (0.66)            1.61             2.01
                                                               ==========      ===========      ===========
Diluted-pro forma                                                   (0.97)            1.44             2.17
                                                               ==========      ===========      ===========

Weighted-average assumptions in option valuation:
Risk-free interest rates                                              3.7%             4.9%             6.4%
Dividend yields                                                       1.6%             0.2%             0.1%
Stock volatility factor                                              92.9%            52.2%            58.4%
Expected life of options (in years)                                   6.0              6.0              6.0

The above pro forma amounts may not be representative of the effects on reported net earnings for future years.

COMPREHENSIVE INCOME

         SFAS No. 130 "Reporting Comprehensive Income," does not apply to our current financial results and therefore, net income equals comprehensive income.

NOTE 4 - RETAINED INTERESTS IN LOANS SECURITIZED

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

         The following table shows the fair value of the components of the "Retained interests in loans securitized" as of December 31, 2002 and December 31, 2001:

                                         DECEMBER 31,  DECEMBER 31,
                                             2002          2001
                                         ------------  ------------
Contractual retained interests             $685,197      $571,715
Excess transferor's interests                57,447        30,836
Interest-only strip receivable               13,882       214,707
Spread accounts receivable                   51,500        42,301
                                           --------      --------
Retained interests in loans securitized    $808,026      $859,559
                                           ========      ========

         The following table illustrates the significant assumptions used for estimating the fair value of retained interests as of December 31, 2002 and December 31, 2001:

                                             DECEMBER 31  DECEMBER 31,
                                                2002          2001
                                             -----------  ------------
Monthly payment rate                             6.7%         6.3%
Gross yield (1)                                 26.0%        25.4%
Annual interest expense and servicing fees       4.0%         5.5%
Annual gross principal default rate             21.7%        16.6%
Discount rate (2):
     Contractual retained interests             16.0%        12.0%
     Excess transferor's interests              16.0%        12.0%
     Interest-only strip receivable             30.0%        25.0%
     Spread accounts receivable                 16.0%        12.0%

(1)Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries, net of finance charge and fee charge-offs. Gross yield for purposes of estimating fair value does not include interchange income, or cash advance fees.

(2) The discount rates used in the retained interest valuation take into consideration the uncertainty inherent in the portfolio. The deterioratin in credit quality and overall performance of the Metris Master Trust in 2002 create a higher risk to future cash flows. Based on the increased risk in the portfolio, the discount rates were increased over 2002.

         At December 31, 2002, the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes are as follows (in millions):

                                            ADVERSE IMPACT ON FAIR VALUE
                                            ----------------------------
                                            10% ADVERSE      20% ADVERSE
                                              CHANGE            CHANGE
                                            -----------      -----------
Annual discount rate                         $   24.3         $   47.4
Monthly payment rate                            183.7            425.5
Gross yield                                     172.1            362.1
Annual interest expense and servicing fees       26.0             59.6
Annual gross principal default rate             135.6            278.5

         As the sensitivity indicates, the value of the Company's retained interests on its balance sheet, as well as reported earnings, could differ significantly if different assumptions or conditions prevail.

         The actual rates for loans securitized are as follows:

                                     DECEMBER 31,   DECEMBER 31,
                                         2002          2001
                                     ------------   ------------
Annual gross principal default rate     16.4%          13.2%
Monthly payment rate                     6.6%           6.6%
Gross yield (1)                         26.5%          27.6%

(1) Includes finance charges, late and overlimit fees, debt waiver premiums, interchange income, cash advance fees and bad debt recoveries, net of finance charge and fee charge-offs.

NOTE 5 - SECURITIZATION INCOME

         The following summarizes "Securitization income" for the years ended December 31, 2002, December 31, 2001 and December 31, 2000.

                                                         DECEMBER 31,
                                               2002          2001          2000
                                             ---------     ---------     ---------
Loss on new securitization of receivables
  to the Metris Master Trust                 $ (70,578)    $ (60,574)    $ (52,406)
(Loss) gain on replenishment of receivables
  to the Metris Master Trust                    28,706       (34,672)      (24,816)
Discount accretion                             305,327       221,670       279,500
Change in fair value                          (342,080)       28,069       (97,946)
Interest-only revenue                          452,268       510,806       566,690
Transaction and other costs                    (50,126)      (14,899)      (26,565)
                                             ---------     ---------     ---------
Securitization income                        $ 323,517     $ 650,400     $ 644,457
                                             =========     =========     =========

NOTE 6 - SECURITIZATION ACTIVITY

         During 2002 and 2001, we sold credit card loan receivables in securitization transactions. In those securitizations, we retained servicing responsibilities and subordinated interests. We receive annual servicing fees of two percent of the outstanding principal balance. Our subordinated interests give us rights to future cash flows arising in the Master Trust after the investors in the Master Trust have received their invested amount and interest thereon. The investors and related securitization trusts have no recourse to our assets. Because our retained interests are subordinate to investors' interests, their value is subject to credit and interest rate risk associated with the transferred financial assets.

         Securitization activity for the years ended December 31, 2002 and 2001, is as follows:

                                                                2002              2001
                                                             ------------     ------------
Credit card loans                                            $    846,417     $  2,756,763
Receivables held in the Metris Master Trust                    10,573,769        9,235,021
                                                             ------------     ------------
   Total managed loans                                       $ 11,420,186     $ 11,991,784
                                                             ============     ============
Managed loans more than 30-days contractually
  delinquent                                                 $  1,259,949     $  1,123,168
Managed loans charged-off, net of recoveries                    1,840,786        1,140,151

                                                                YEAR ENDED DECEMBER 31,
                                                                 2002             2001
                                                             ------------     ------------
Cash flow to/from the Company:
Proceeds from transfers of portfolios to the Master Trust    $  2,087,097     $   553,180
Net proceeds from sales and repayments of securitized loans    (1,145,947)      1,272,438
Proceeds from principal receivables collections reinvested
in revolving credit card securitizations                        5,490,499       4,181,887
Servicing fees received                                           192,325         147,518
Cash flows received from net excess spread                        570,088         611,704
                                                             ------------     -----------
   Total                                                     $  7,194,062     $ 6,766,727
                                                             ============     ===========

NOTE 7 - ALLOWANCE FOR LOAN LOSSES

         Activity in the allowance for loan losses is as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                      2002          2001           2000
                                                                    ---------     ---------     ---------
Balance at beginning of year                                        $ 460,159     $ 123,123     $  12,175
Allowance related to assets acquired                                       --        14,106         5,827
Allowance related to assets transferred to/from the Master Trust     (264,297)       71,603            --
Provision for loan losses                                             219,804       461,106       164,800
Principal receivables charged-off  (1)                               (345,785)     (235,197)      (61,684)
Recoveries                                                             20,434        25,418         2,005
                                                                    ---------     ---------     ---------
Net loans charged-off                                                (325,351)     (209,779)      (59,679)
                                                                    ---------     ---------     ---------
Balance at end of year                                              $  90,315     $ 460,159     $ 123,123
                                                                    =========     =========     =========

(1) Principal receivables charged-off for the year ended December 31, 2002 include a $101.5 million charge-off related to the sales of delinquent receivables in September and December 2002.

         Credit card loans greater than 30 days contractually past due for the years ended December 31, 2002, 2001 and 2000 were $7.9 million, $277.8 million, and $89.2 million, respectively.

NOTE 8 - PROPERTY AND EQUIPMENT

         The carrying value of property and equipment is as follows:

                                                    AT DECEMBER 31,
                                                 --------------------
                                                   2002        2001
                                                 --------    --------
Furniture and equipment                          $ 40,870    $ 48,707
Computer software and equipment                    71,640      65,407
Buildings and land                                 24,143      28,031
Leasehold improvements                             16,389      18,561
                                                 --------    --------
Total                                            $153,042    $160,706
Less: Accumulated depreciation and amortization    69,211      45,793
                                                 --------    --------
Balance at end of year                           $ 83,831    $114,913
                                                 ========    ========

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

NOTE 9 - PURCHASED PORTFOLIO PREMIUM

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

NOTE 10 - PORTFOLIO ACQUISITIONS AND SALES

         In 2001, Direct Merchants Bank purchased two credit card portfolios that consisted of approximately 170,000 active accounts and approximately $290 million in receivables. There were no portfolio acquisitions during 2002.

         During 2002, we sold two portfolios of delinquent accounts approximating $120 million in receivables. Upon the decision to sell, $101.5 million of receivables were charged-off.

NOTE 11 - CONVERTIBLE PREFERRED STOCK

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

         The Series C Preferred Stock is normally fully convertible into common stock. This would mean that upon conversion of their Preferred Stock, our Preferred Stockholders could have received 38,977,613 shares, or approximately 40.5%, outstanding common stock on a diluted basis as of December 31, 2002. However, the indenture that governs our 10% Senior Notes due 2004 requires us to offer to purchase those notes in the event that such a conversion would result in a shareholder or group (within the meaning of Rules 13d-3 and 13d-5 of the Securities Exchange Act of 1934) obtaining 35% or more of our outstanding voting stock. Therefore, we included a provision in the terms of our Series C Preferred Stock that sets the maximum percentage of outstanding voting stock that any shareholder or group, such as the affiliates of THL Partners, could obtain while any of our 10% Notes remain outstanding at 34.9%. Accordingly, as of December 31, 2002, the Series C Preferred Stock could have been converted into 30,647,631 shares, or 34.9%, of our common stock on a diluted basis, with the excess Series C Preferred Stock converting into 8,329,982 shares of nonvoting Series D Preferred Stock. The Series D Preferred Stock automatically converts into common stock on a share-for-share basis at the time that the conversion will not exceed the ownership limitations described above. The terms of our Series D Preferred Stock are essentially the same as the terms of our common stock, except that

- the Series D Preferred Stock has a liquidation preference of $.01 per share, and

- is non-voting, except as required by law to preserve the powers, preferences or other rights of that class of stock.

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

NOTE 12 - STOCK OPTIONS

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

         The MCI Compensation Committee has the authority to determine the exercise prices, vesting dates or conditions, expiration dates and other material conditions upon which options or awards may be exercised, except that the option price for Incentive Stock Options ("ISOs") may not be less than 100% of the fair market value of the common stock on the date of grant (and not less than 110% of the fair market value in the case of an ISO granted to any employee owning more than 10% of the common stock) and the terms of nonqualified stock options may not exceed 15 years from the date of grant (not more than ten years for ISOs and five years for ISOs granted to any employee owning more than 10% of the common stock). Full- or part-time employees, consultants or independent contractors are eligible to receive nonqualified options and awards. Only full- or part-time employees are eligible to receive ISOs. Our stock options expire ten years from the date of grant and vest over periods ranging from one to six years with some options vesting at 25% to 33.3% per year.

         During 2002, 2001 and 2000, we granted 2.1 million, 2.7 million and 4.2 million options, respectively, to officers and employees.

         We also issue restricted stock grants under the stock option plan to our executive officers. As of December 31, 2002, no shares had been granted to any executive officer except our former Chairman and Chief Executive Officer. The restricted stock has a five-year cliff vesting period. A total of 76,041 shares were issued in 2002 and 72,558 shares of restricted stock were granted in 2001, with an approximate aggregate market value in 2002 and 2001 of $1.0 million and $1.8 million respectively, at the time of the grants. Restricted stock vests on the fifth anniversary of the date of grant provided the employee remains employed though that DATE. As of the date restricted stock is granted, deferred compensation is recorded as a reduction of equity for the fair value of the shares granted. The deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period.

         Upon our termination of our former Chairman and Chief Executive Officer in December 2002, he forfeited all the restricted stock previously granted to him. All previously recognized expense was reversed and the related deferred compensation was added back to stockholders' equity. The amount of compensation reversed in 2002 that had been recognized in previous years was $3.0 million.

         We also offer the Metris Companies Inc. Non-Employee Director Stock Option Plan which provides up to 750,000 shares of common stock for awards of options, subject to adjustments in certain circumstances. During 2002, 2001 and 2000, we granted 100,000, 89,000 and 82,500 options, respectively. At December 31, 2002, 186,000 shares were available for grant.

          Information regarding our stock option plans for 2002, 2001 and 2000, is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------
                                                 2002                   2001                    2000
                                       ----------------------  ---------------------    ---------------------
                                                    WEIGHTED-              WEIGHTED-                WEIGHTED-
                                                     AVERAGE                AVERAGE                 AVERAGE
                                                     EXERCISE               EXERCISE                EXERCISE
                                         SHARES       PRICE      SHARES      PRICE        SHARES     PRICE
                                       ----------   ---------  ----------  ---------    ----------  ---------
Options outstanding, beginning of
  year                                 10,604,136    $19.73     9,907,062  $   17.67    10,129,614  $    9.72
Options exercised                          49,899     13.67     1,383,358      11.81     4,212,537       5.46
Options granted                         2,180,885     12.09     2,832,838      25.01     4,348,685      24.78
Options canceled/
    forfeited                           1,005,678     11.45       752,406      27.06       358,700      22.64
                                       ----------              ----------               ----------
Options outstanding,
    end of year                        11,729,444     19.05    10,604,136      19.73     9,907,062      17.67
                                       ==========              ==========               ==========
Weighted-average fair value of
    options granted during the year            --      8.19            --  $   13.57            --  $   14.55

         The following table summarizes information about stock options outstanding at December 31, 2002:

                         OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                -----------------------------------  ----------------------
                              WEIGHTED-
                               AVERAGE    WEIGHTED-               WEIGHTED-
                   NUMBER     REMAINING    AVERAGE     NUMBER      AVERAGE
                OUTSTANDING  CONTRACTUAL  EXERCISE   EXERCISABLE  EXERCISE
EXERCISE PRICE  AT 12/31/02     LIFE        PRICE    AT 12/31/02   PRICE
--------------  -----------  -----------  ---------  -----------  ---------
$ 2.25-$16.77     5,116,908     7.1        $12.29     2,718,261    $12.14
$17.10-$24.42     3,900,000     7.3         22.06     2,134,845     21.89
$24.67-$38.88     2,712,536     7.9         27.47       514,534     29.37
                 ----------     ---        ------     ---------    ------
                 11,729,444     7.4        $19.05     5,367,640    $17.67
                 ==========     ===        ======     =========    ======

         EMPLOYEE STOCK PURCHASE PLAN

          We offer the Metris Companies Inc. Employee Stock Purchase Plan ("ESPP"), whereby eligible employees may authorize payroll deductions of the lesser of up to 15% of their salary or $25,000 to purchase shares of our common stock. Under the plan, shares of our common stock may be purchased at the end of each monthly offering period at 85% of the lower of the fair market value on the first or last day of the monthly offering period. Employees contributed $1.8 million and $2.2 million to purchase 374,166 and 111,967 shares of common stock under the ESPP for 2002 and 2001, respectively. We are authorized to issue up to
2.5 million shares of common stock to employees under the plan, and as of December 31, 2002, there were approximately 1.9 million shares available for future issuance.

           We offer certain employees the Non-Qualified Employees Stock Purchase Plan ("NQ ESPP"). Eligible employees may purchase shares of our common stock at 100% of the fair market value of common shares on the last day of the monthly offering period. Employees contributed $0.1 million and $0.2 million to purchase 27,946 and 9,886 shares of common stock under the NQ ESPP for 2002 and 2001, respectively. We are authorized to issue up to 0.5 million shares of common stock to employees under the plan, and as of December 31, 2002, there were approximately 0.5 million shares available for future issuance.

         MANAGEMENT STOCK PURCHASE PLANS

         We provide a management stock purchase plan, whereby any employee who is a Senior Vice President or higher, excluding corporate officers designated by the Board of Directors, who participates in the Metris Management Incentive Bonus Plan is eligible to participate. Participants may elect to defer up to 50% of their bonus received under the Management Bonus Plan, which is credited to a stock purchase account as restricted stock units. We will make a match of $1 for every $3 contributed by the participant. The participant's contributions are vested immediately and our matching contributions vest after three years. No contributions were made to the plan in 2002. Employees contributed approximately $1.0 million to purchase 73,722 restricted stock units under the plans for 2001. The restricted stock units convert to common stock when distributed from the plans. We are authorized to issue up to 450,000 shares of common stock to employees under the plans, and as of December 31, 2002, approximately 243,578 of the authorized shares were available for future issuance.

         We provide an additional management stock purchase plan, whereby officers designated by the board of directors, who participate in the Metris Annual

Incentive Bonus Plan for Designated Corporate Officers are eligible to participate. Participants may elect to defer up to 50% of their bonus received under the Management Bonus Plan, which is credited to a stock purchase account as restricted stock units. We will make a match of $1 for every $3 contributed by the participant. The participant's contributions are vested immediately and our matching contributions vest after three years. No contributions were made to the plan in 2002. Employees contributed approximately $0.3 million to purchase 22,498 restricted stock units under the plans for 2001. The restricted stock units convert to common stock when distributed from the plans. We are authorized to issue up to 450,000 shares of common stock to employees under the plans, and as of December 31, 2002, approximately 372,669 of the authorized shares were available for future issuance.

NOTE 13 - EMPLOYEE BENEFIT PLANS

         We offer a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) Plan, and we match a portion of employee contributions and make discretionary contributions based upon our financial performance. For the years ended December 31, 2002, 2001 and 2000 we contributed $2.6 million, $2.0 million and $1.4 million to the 401(k) Plan, respectively.

         The Company also offered a Non-Qualified Deferred Compensation Plan for a select group of management or highly compensated employees. The plan provides saving and investment opportunities to those individuals who elect to defer a portion of their salary. The Company matched a portion of the employee contribution and made discretionary contributions based on the Company's financial performance. We contributed $0.4 million and $0.3 million to the plan for the years ended December 31, 2002 and 2001, respectively.

         Subsequent to year-end, the Non-Qualified Deferred Compensation Plan was discontinued and all vested balances were distributed to participants.

         SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         Our Supplemental Executive Retirement Plan ("SERP") provides officers and other members of senior management with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. The SERP is an account balance plan to which we will make annual contributions targeted to provide 40%-60% of the average of the participant's final three years of salary and bonus with us. These benefits will be paid in 15 annual installments beginning the year after they become eligible to receive benefits. Participants are eligible to receive benefits upon leaving our employment if they are at least 65 years of age or at least age 55 with five years of plan participation, if a change of control occurs or in the event of death. We recognized $0.9 million and $0.7 million of expense in 2002 and 2001, respectively, related to the SERP. Our liability was $3.8 million and $3.1 million at December 31, 2002 and 2001, respectively, for future payments under this plan. We calculate this expense and liability based on actuarial assumptions regarding years of participation, future investment returns and participants continuing in the SERP until age 65.

NOTE 14 - INCOME TAXES

         The components of the provision for income taxes consisted of the following:

                       YEAR ENDED DECEMBER 31,
                ------------------------------------
                   2002         2001         2000
                ----------   ----------   ----------
Current:
   Federal      $  (28,893)  $   63,865   $   93,334
   State               138        6,381        7,085
                ----------   ----------   ----------
                   (28,755)      70,246      100,419

Deferred
   Federal          29,840       41,445       11,072
   State               782        1,969        5,814
                ----------   ----------   ----------
                    30,622       43,414       16,886
                ----------   ----------   ----------
  Total         $    1,867   $  113,660   $  117,305
                ==========   ==========   ==========

             A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

                                                   YEAR ENDED
                                                   DECEMBER 31,
                                            ------------------------
                                             2002      2001     2000
                                            -----      ----     ----
Statutory federal income tax rate            35.0%     35.0%    35.0%
State income taxes, net of federal benefit  211.3       1.9      2.7
Other, net                                  413.4       2.6      0.9
                                            -----      ----     ----
Effective income tax rate                   659.7%     39.5%    38.6%
                                            =====      ====     ====

         The 2002 effective income tax rate is high relative to statutory rates primarily due to the effect of nondeductible expenses, minimum state income taxes and low pretax income.

         Our deferred tax assets and liabilities are as follows:

                                                           AT DECEMBER 31,
                                                        ---------------------
                                                          2002         2001
                                                        ---------    --------
Deferred income tax assets resulting from future
 deductible and taxable temporary differences:
 Allowance for loan losses and retained interests
   fair value adjustments                               $ 172,299    $221,405
 Deferred revenues                                         59,042      72,944
 Other                                                     68,143      45,867
                                                        ---------    --------
Total deferred tax assets                                 299,484     340,216

Deferred income tax liabilities resulting from future
 taxable and deductible temporary differences:
 Accrued interest on credit card loans                    207,984     226,060
 Deferred marketing costs                                  35,689      37,524
 Other                                                     34,986      25,185
                                                        ---------    --------
Total deferred tax liabilities                            278,659     288,769
                                                        ---------    --------
Net deferred tax assets                                 $  20,825    $ 51,447
                                                        =========    ========

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

         The Internal Revenue Service ("IRS") has completed its examination of the Company's tax returns through December 31, 1998. The IRS has proposed adjustments to increase the Company's federal income tax by $42.9 million, plus interest of more than $14 million, pertaining to the Company's treatment of certain credit card fees as original issue discount ("OID"). Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees constitute OID and must be deferred and amortized over the life of the underlying "Credit card loans" for tax purposes. Cumulatively through December 31, 2002, the Company has deferred more than $212 million in federal income tax under the OID rules. Any assessment similar to what has been proposed by the IRS may ultimately require the Company to pay the federal tax plus state taxes and related interest.

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

NOTE 15 - RELATED PARTY TRANSACTIONS

         In the ordinary course of business, our executive officers may have credit card loans issued by us. Pursuant to our policy, such loans are issued on the same terms as those prevailing at the time for comparable loans with unrelated persons and do not involve more than the normal risk of collectibility.

         On May 7, 1999 we entered into a loan agreement with our former Chairman and Chief Executive Officer, Ronald N. Zebeck. The loan's original and current principal balance is $5 million. The loan is unsecured and bears interest at a rate of 6.25%. Mr. Zebeck was terminated effective December 15, 2002. The terms of the loan agreement provide that if he remained employed by us until May 17, 2004, or if his employment by us is terminated before that date due to (a) his death or disability, or (b) for any reason other than for cause, we will pay him a bonus equal to (1) the amount of interest accrued on the loan, plus (2) the gross-up amount of taxes relating to his receipt of the interest amount. At the time of Mr. Zebeck's termination, we reserved the right to treat his termination as for cause. Accordingly, whether Mr. Zebeck is entitled to the bonus described in this paragraph will depend on the resolution of the basis for his termination.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

         Future minimum lease commitments at December 31, 2002, under cancelable and non-cancelable operating leases are as follows:

2003                                              14,851
2004                                              11,382
2005                                               9,252
2006                                               7,850
2007                                               7,806
Thereafter                                        26,998
                                                --------
    Total minimum lease payments                $ 78,139
                                                ========

         We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations. In July 2000 an Amended Complaint was filed in Hennepin County District Court in Minneapolis, Minnesota against MCI and its subsidiaries, Metris Direct Inc. and Direct Merchants Bank. The complaint sought damages in unascertained amounts and purported to be a class action complaint on behalf of all cardholders who were issued a credit card by Direct Merchants Bank and were allegedly assessed fees or charges that the cardholder did not authorize. Specifically, the complaint alleged violations of the Minnesota Prevention of Consumer Fraud Act, the Minnesota Deceptive Trade Practices Act and breach of contract. A class action settlement was signed by the Judge on May 30, 2002 and entered on June 4, 2002, whereby we will pay approximately $5.6 million for attorneys' fees and costs incurred by attorneys for the plaintiffs in separate lawsuits filed in Arizona, California and Minnesota in 2000 and 2001. We recorded a $5.6 million accrual during 2001 to reflect the proposed settlement. Under the terms of the settlement, we denied any wrongdoing or liability. A final order approving the settlement was signed by the judge on May 30, 2002, and entered on June 4, 2002. No appeal was filed. We implemented the terms of settlement beginning September 4, 2002.

         In September and October 2002, three shareholder lawsuits were filed in the United States District Court for the District of Minnesota, naming MCI, Ronald N. Zebeck and David Wesselink as defendants. Two of the lawsuits have been dismissed. The plaintiff in the remaining lawsuit seeks to represent a class of purchasers of MCI common stock between November 5, 2001 and July 17, 2002. The lawsuit seeks damages in an unspecified amount. The complaint alleges that defendants violated the federal securities laws when MCI failed to disclose the existence of the OCC Report of Examination ("ROE") until April 17, 2002. Metris believes that the lawsuit is without merit and has moved for its dismissal.

         Our activities as a credit card lender are subject to regular review and examination by federal regulators to assess compliance with various federal consumer protection laws. Regulators are authorized to impose penalties for violations of these laws and, in certain cases, to order us to pay restitution to injured cardholders.

         On May 3, 2001, Direct Merchants Bank entered into a consent order with the OCC. The consent order required us to pay approximately $3.2 million in restitution to approximately 62,000 credit card customers who applied for and received a credit card in connection with a series of limited test marketing campaigns from March 1999 to June 2000. Under the terms of the consent order, we made no admission or agreement on the merits of the OCC's assertions. The restitution as required by the OCC consent order was paid and is reflected in our December 31, 2001 financial statements. In October 2002, the OCC advised that Direct Merchants Bank is in full compliance with the consent order.

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

NOTE 17 - CAPITAL REQUIREMENTS AND RESTRICTED PAYMENTS

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

         Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At December 31, 2002 and 2001, Direct Merchants Bank's Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a "well-capitalized" depository institution under regulations of the OCC.

         We are also bound by restrictions set forth in the indentures related to the Senior Notes dated November 7, 1997, and July 15, 1999. Pursuant to those indentures, we may not make dividend payments in the event of a default or if all such restricted payments would exceed 25% of our aggregate cumulative net income.

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

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

         The banking regulators have issued guidelines to further segregate a credit card issuer's loan portfolio between subprime loans (loans to consumers who have a FICO credit score of 660 or less) and prime loans (loans to consumers with FICO scores in excess of 660). The banking regulators deem subprime loans to have higher credit risk. Subprime receivables were $447.3, million or 52.9% of the credit card portfolio as of December 31, 2002, compared to $1.6 billion or 59.2% of the credit card portfolio as of December 31, 2001.

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Interest rate caps

         We enter into interest rate cap transactions related to each series of securities issued from the Metris Master Trust. We report these assets on the consolidated balance sheets at market value.

Debt

         We make short-term borrowings with variable rates of interest that adjust with changing market interest rates. Thus, carrying value approximates fair value.

         We obtain the fair value of long-term debt from quoted market yields, when available.

Deposits

         The fair values for fixed rate certificates of deposit are estimated based on quoted market prices of comparable instruments.

         The estimated fair values of our financial instruments are summarized as follows:

                                                        AT DECEMBER 31,
                                          --------------------------------------------
                                                  2002                   2001
                                          --------------------  ----------------------
                                          CARRYING   ESTIMATED   CARRYING   ESTIMATED
                                           AMOUNT   FAIR VALUE    AMOUNT    FAIR VALUE
                                          --------  ----------  ----------  ----------
Cash and cash equivalents                 $580,232  $  580,232  $  381,639  $  381,639
Credit card loans, net                     756,102     756,102   2,296,604   2,296,604
Retained interests  in loans securitized   808,026     808,026     859,559     859,559
Other receivables due from credit card
   securitizations, net                    110,471     110,471     139,833     139,833
Interest rate caps                          12,711      12,711      27,321      27,321
Interest rate swap agreements                   --          --       3,293       3,293
Debt                                       357,649     341,580     647,904     633,005
Deposits                                   892,754     911,141   2,058,008   2,067,697

NOTE 20 - DERIVATIVE FINANCIAL INSTRUMENTS

         We use derivative financial instruments for the purpose of managing our exposure to interest rate risks.

         MRI enters into interest rate cap transactions related to each asset-backed securitization transaction. MRI assigns all of its right, title, and interest under the interest rate cap agreement to the Trustee of the Metris Master Trust for the benefit of the holders of securities issued by the Metris Master Trust. The purpose of the interest rate cap is to effectively limit the interest exposure of the Metris Master Trust for each individual series to a maximum based upon the LIBOR rate.

         The interest rate caps do not meet the criteria for hedge accounting treatment. The change in the fair value of the caps is included in the consolidated income statement under "Securitization Income." For the year ended December 31, 2002 we recognized expense of $22.6 million from the mark-to-market adjustments on the interest rate caps. For the year ended December 31, 2001, excluding the cumulative effect of accounting change, we recognized income of $10.1 million from the mark-to-market adjustments on interest rate caps.

         We entered into interest rate swap transactions through Direct Merchants Bank. The swaps were used to convert a portion of the fixed rate certificates of deposit ("CDs") to variable rate CDs, and thus hedge the fair market value of the CDs. The CDs expose us to variability in the fair value in rising or declining interest rate environments. By converting the fixed payment to a variable payment, the interest rate swaps reduce the variability of the fair market value of the CDs. As of December 31, 2002, there were no interest rate swaps outstanding. As of December 31, 2001, there was one swap outstanding with a fair value of $3.3 million.

         As of the adoption of SFAS No. 133 or their inception, all swaps were designated as fair value hedges. Changes in the value of the swaps are recognized in income, in the period in which the change in value occurred. In addition, changes in the value of the CDs, to the extent they are attributable to the risk being hedged, are simultaneously recognized in income. Any difference between the fair value change in the swaps versus the fair value change in the related hedged CDs was considered to be the "ineffective" portion of the hedge. The ineffective portion of the swap is recorded as an increase or decrease in income.

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

         Prior to SFAS No. 133, we amortized the costs of interest rate contracts on a straight-line basis over the expected life of the contract. The adoption of SFAS No. 133 resulted in a one-time, non-cash, after-tax charge to earnings of $14.2 million, reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the year ended December 31, 2001.

NOTE 21 - SEGMENTS

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

                                                        2002
                  -------------------------------------------------------------------------------
                    CONSUMER
                    LENDING       ENHANCEMENT     SECURITIZATION       OTHER
                    PRODUCTS       SERVICES       ADJUSTMENTS (a)  ADJUSTMENTS(b)    CONSOLIDATED
                  -----------     -----------     ---------------  --------------    ------------
Interest income   $ 2,099,595     $     2,521     $   (1,870,193)  $      (2,521)    $    229,402
Interest expense      321,982              --           (215,945)         (2,521)         103,516
                  -----------     -----------     --------------   -------------     ------------
Net interest
 income             1,777,613           2,521         (1,654,248)             --          125,886
Other operating
 income               517,266         384,050            (65,895)             --          835,421
                  -----------     -----------     --------------   -------------     ------------
Total revenue       2,294,879         386,571         (1,720,143)             --          961,307
Income (loss)
 before income
 taxes and
 cumulative
 effect of
 accounting
 change               267,336(c)      240,709(c)              --        (507,762)             283
Total assets      $10,671,740     $    74,829     $   (8,836,857)  $     680,680(d)  $  2,590,392

                                                        2001
                  -------------------------------------------------------------------------------
                    CONSUMER
                    LENDING       ENHANCEMENT     SECURITIZATION       OTHER
                    PRODUCTS       SERVICES       ADJUSTMENTS (a)  ADJUSTMENTS(b)    CONSOLIDATED
                  -----------     -----------     ---------------  --------------    ------------
Interest income   $ 1,973,401     $    12,308     $   (1,604,263)  $     (12,308)    $    369,138
Interest expense      480,463              --           (301,878)        (12,308)         166,277
                  -----------     -----------     --------------   -------------     ------------
Net interest
 income             1,492,938          12,308         (1,302,385)             --          202,861
Other operating
 income               608,322         340,133            324,989              --        1,273,444
                  -----------     -----------     --------------   -------------     ------------
Total revenue       2,101,260         352,441           (977,396)             --        1,476,305
Income before
 income taxes
 and cumulative
 effect of
 accounting
 change               550,658(c)      231,837(c)              --        (494,580)         287,915
Total assets      $11,369,799     $   111,114     $   (7,895,843)  $     580,905(d)  $  4,165,975

                                                        2000
                  -------------------------------------------------------------------------------
                    CONSUMER
                    LENDING       ENHANCEMENT     SECURITIZATION       OTHER
                    PRODUCTS       SERVICES       ADJUSTMENTS (a)  ADJUSTMENTS(b)    CONSOLIDATED
                  -----------     -----------     ---------------  --------------    ------------
Interest income   $ 1,596,353     $    11,848     $   (1,475,955)  $     (11,848)    $    120,398
Interest expense      521,477              --           (376,623)        (11,848)         133,006
                  -----------     -----------     --------------   -------------     ------------
Net interest
 income             1,074,876          11,848         (1,099,332)             --          (12,608)
Other operating
 income               492,864         266,201            321,205              --        1,080,270
                  -----------     -----------     --------------   -------------     ------------
Total revenue       1,567,740         278,049           (778,127)             --        1,067,662
Income before
 income taxes
 and cumulative
 effect of
 accounting
 change               539,914(c)      183,208(c)              --        (419,399)         303,723
Total assets      $ 9,050,108     $   120,735     $   (6,070,224)  $     637,688(d)  $  3,738,307

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

NOTE 22 - STOCKHOLDERS' EQUITY

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

         During the years ended December 31, 2002 and December 31, 2001, we paid cash dividends of $3.7 million. Under our credit facility agreement we can not make dividend payments in an aggregate amount in any fiscal year that exceed 40% of consolidated net income for the prior fiscal year.

         Upon our termination of our former Chairman and Chief Executive Officer in December 2002, he forfeited 540,029 shares of restricted stock. As a result, $4.8 million of deferred compensation and common stock was added back to stockholders' equity.

NOTE 23 - DEBT AND DEPOSITS

         We have a warehouse financing facilities accounted for as collateralized financings under SFAS No. 140 which is included in "Debt" on the consolidated balance sheet. The financing conduits had a capacity of $100 million and $400 million as of December 31, 2002 and 2001, respectively, and a variable interest rate based on LIBOR. As of December 31, 2002 and 2001, there was zero and $292 million, respectively outstanding on the conduit. Subsequent to year-end, all financing conduits were terminated.

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

         As of December 31, 2002, we had $150 million of 10.125% Senior Notes due 2006 outstanding. The carrying value of theses Senior Notes is $146.8 million as of December 31, 2002. These Senior Notes were issued at a discount of $6.3 million to yield an effective interest rate of 11%. The Senior Notes due 2006 and credit facility are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc., magnUS Services, Inc. (formerly Metris Recovery Services, Inc.), Metris Card Services, LLC and Metris Credit Card Services, Inc. (the "Guarantors"). Any subsidiaries we form in the future will provide a guarantee of this indebtedness. The guarantee is an unsecured obligation of the Guarantors and ranks equally with all existing and future unsubordinated indebtedness. We also have $100 million of 10% Senior Notes due 2004 outstanding with terms and conditions substantially similar to the Senior Notes due 2006. We also have a $10.0 million 9.19% term loan due 2005 used to fund Company equipment. As of December 31, 2002 and 2001 we were in compliance with all financial covenants under our credit agreements.

         Our debt outstanding as of December 31, 2002, matures as follows:

2003                                            $ 101,031
2004                                              100,979
2005                                                8,551
2006                                              146,841
2007                                                   80
Thereafter                                            167
                                                ---------
     Total debt outstanding                     $ 357,649
                                                =========

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

         Our deposits outstanding as of December 31, 2002 and 2001, mature as follows:

                                     WEIGHTED-               WEIGHTED-
                                      AVERAGE                 AVERAGE
                                      INTEREST                INTEREST
                          2002         RATE         2001       RATE
                       ----------    ---------   ----------  ---------
Three months or less   $   97,822      4.9%      $  404,955    5.8%
Over three months
 through twelve
 months                   291,143      4.8%         811,802    5.3%
Over one year through
 three years              256,277      5.1%         567,897    5.2%
Over three years          247,512      5.3%         273,354    5.9%
                       ----------      ---       ----------    ---
Total deposits         $  892,754      5.1%      $2,058,008    5.4%
                       ==========      ===       ==========    ===

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

NOTE 24 - SUBSEQUENT EVENTS

       On March 18, 2003, we entered into an operating agreement with the OCC designed to ensure that Direct Merchants Bank continues to operate in a safe and sound manner. This operating agreement formally terminates our April 16, 2002 agreement with the OCC, which is discussed in Footnote 14.

         The operating agreement requires, among other things, the following:

         - The Bank must reduce its on-balance-sheet credit card receivables to no more than $550 million by December 31, 2003 and to zero by December 31, 2004. During the time the Bank is reducing these receivables, the mix of subprime receivables may not exceed 60% of all credit card receivables. As of December 31, 2002, 52.9% of the Bank's credit card portfolio was subprime. The Bank will continue to sell credit card receivables on a daily basis to MCI under the purchase agreement currently in effect between MCI and the Bank.

         -    The Bank must maintain minimum capital in the aggregate amount of
              (i)liquid assets deposited pursuant to the Liquidity Reserve Deposit Agreement discussed below; (ii) the capital required as a result of the 200% risk-weight applied to on-book subprime credit card receivables; and (iii) the minimum capital required under Federal law for a "well capitalized" institution for all remaining assets owned by the Bank.

         - The Bank must meet certain liquidity requirements, including maintaining, on a daily basis, liquid assets of not less than 100% of the deposits and other liabilities coming due within the next 30 days, maintaining marketable assets in an amount equal to or in excess of the Bank's insured deposits, maintaining cash and cash equivalents in excess of 46% of outstanding CDs, and entering into the Liquidity Reserve Deposit Agreement discussed below to support the Bank's credit card receivables funding needs.

         - The Bank is required, within 60 days from the date of the operating agreement, to submit to the OCC a written strategic plan establishing objectives for the Bank's overall risk profile, earning performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, product line development and marketing segments.

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

                              METRIS COMPANIES INC.
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                               METRIS
                             COMPANIES      GUARANTOR     NON-GUARANTOR
                                INC.       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                            ------------   ------------   -------------   ------------    ------------
ASSETS:
Cash and cash equivalents   $     (3,795)  $      8,109   $     575,918   $         --    $    580,232
Net retained interests in
   loans securitized                  --             --         808,026             --         808,026
Net credit card loans              3,813             --         752,289             --         756,102
Property and equipment,
   net                                --         63,395          20,436             --          83,831
Purchased portfolio
   premium                           128             --          64,451             --          64,579
Other receivables due
   from credit card
   securitizations, net               13             --         110,458             --         110,471
Other assets                      10,160         44,252         180,591        (47,852)        187,151
Investment in subsidiaries     1,594,352      1,549,307              --     (3,143,659)             --
                            ------------   ------------   -------------   ------------    ------------
TOTAL ASSETS                $  1,604,671   $  1,665,063   $   2,512,169   $ (3,191,511)   $  2,590,392
                            ============   ============   =============   ============    ============

LIABILITIES:
Deposits                    $     (1,000)  $         --   $     893,754   $         --    $    892,754
Debt                             391,228          9,421              --        (43,000)        357,649
Accounts payable                      71         20,683          38,949         (6,114)         53,589
Deferred income                       --         16,681         129,978         (3,511)        143,148
Accrued expenses and
   other liabilities             159,699         23,926         (99,819)         4,773          88,579
                            ------------   ------------   -------------   ------------    ------------

TOTAL LIABILITIES                549,998         70,711         962,862        (47,852)      1,535,719
                            ------------   ------------   -------------   ------------    ------------

TOTAL STOCKHOLDERS' EQUITY     1,054,673      1,594,352       1,549,307     (3,143,659)      1,054,673
                            ------------   ------------   -------------   ------------    ------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY     $  1,604,671   $  1,665,063   $   2,512,169   $ (3,191,511)   $  2,590,392
                            ============   ============   =============   ============    ============

                              METRIS COMPANIES INC.
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                               METRIS
                             COMPANIES      GUARANTOR     NON-GUARANTOR
                                INC.       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                            ------------   ------------   -------------   ------------    ------------
ASSETS:
Cash and cash equivalents   $     17,614   $      1,505   $     362,520   $         --    $    381,639
Net retained interests in
   loans securitized                  --             --         859,559             --         859,559
Net credit card loans              1,656             --       2,294,948             --       2,296,604
Property and equipment,
   net                                --         89,101          25,812             --         114,913
Purchased portfolio
   premium                           248             --          94,545             --          94,793
Other receivables due
   from credit card
   securitizations, net               34            644         139,155             --         139,833
Other assets                      (3,521)        54,243         237,351         (9,439)        278,634
Investment in subsidiaries     1,845,622      1,694,115              --     (3,539,737)             --
                            ------------   ------------   -------------   ------------    ------------
TOTAL ASSETS                $  1,861,653   $  1,839,608   $   4,013,890   $ (3,549,176)   $  4,165,975
                            ============   ============   =============   ============    ============

LIABILITIES:
Deposits                    $     (1,000)  $         --   $   2,059,008   $         --    $  2,058,008
Debt                             345,924          9,980         292,000             --         647,904
Accounts payable                   3,070         15,461          68,073         (3,129)         83,475
Deferred income                    3,270         30,615         157,979         (3,129)        188,735
Accrued expenses and
   other liabilities             (51,404)        60,061          77,041         (3,181)         82,517
Intercompany allocations         456,457       (122,131)       (334,326)            --              --
                            ------------   ------------   -------------   ------------    ------------

TOTAL LIABILITIES                756,317         (6,014)      2,319,775         (9,439)      3,060,639
                            ------------   ------------   -------------   ------------    ------------

TOTAL STOCKHOLDERS' EQUITY     1,105,336      1,845,622       1,694,115     (3,539,737)      1,105,336
                            ------------   ------------   -------------   ------------    ------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY     $  1,861,653   $  1,839,608   $   4,013,890   $ (3,549,176)   $  4,165,975
                            ============   ============   =============   ============    ============

                              METRIS COMPANIES INC.
                 SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                               METRIS
                             COMPANIES      GUARANTOR     NON-GUARANTOR
                                INC.       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                            ------------   ------------   -------------   ------------    ------------
NET INTEREST INCOME
   (EXPENSE)                $    (30,584)  $       (389)  $     156,859   $         --    $    125,886
Provision for loan losses           (603)            --         220,305            102         219,804
                            ------------   ------------   -------------   ------------    ------------
NET INTEREST INCOME
   (EXPENSE) AFTER
   PROVISION FOR LOAN
   LOSSES                        (29,981)          (389)        (63,446)          (102)        (93,918)
                            ------------   ------------   -------------   ------------    ------------
OTHER OPERATING INCOME:
Securitization income              3,168             --         324,872         (4,523)        323,517
Servicing income on
   securitized / sold
   receivables                        --             --         195,214             --         195,214
Credit card fees,
   interchange and other
   credit card income              1,748         94,941         166,747       (100,262)        163,174
Enhancement services
   revenues                           --         58,664         154,519        (59,667)        153,516
Intercompany allocations             166        266,604          45,742       (312,512)             --
                            ------------   ------------   -------------   ------------    ------------
                                   5,082        420,209         887,094       (476,964)        835,421
                            ------------   ------------   -------------   ------------    ------------
OTHER OPERATING EXPENSE:

Credit card account and
   other product
   solicitation and
   marketing expenses                 16        112,249         181,196       (120,192)        173,269
Employee compensation             (1,101)       183,701          28,226             --         210,826
Data processing services
   and communications                 52        (92,080)        184,702         (8,800)         83,874
Credit protection claims
   expense                            --          1,334          43,216             --          44,550
Credit card fraud losses             177             --           8,470             --           8,647
Purchased portfolio
   premium amortization              119             --          33,727         (3,626)         30,220

Occupancy and equipment               --             --          48,013             --          48,013
Mastercard/Visa
   assessment and fees                --             --          13,869             --          13,869
Asset impairments and
   lease write-offs                   --             --          27,736             --          27,736
Other                              7,037        143,488         (40,918)        (9,391)        100,216
Intercompany allocations              80         92,814         219,618       (312,512)             --
                            ------------   ------------   -------------   ------------    ------------

                                   6,380        441,506         747,855       (454,521)        741,220
                            ------------   ------------   -------------   ------------    ------------
INCOME (LOSS) BEFORE
   INCOME TAXES, EQUITY
   IN INCOME OF
   SUBSIDIARIES AND
   CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE             (31,279)       (21,686)         75,793        (22,545)            283
Income taxes                      (9,377)       (20,107)         38,110         (6,759)          1,867
Equity in income of
   subsidiaries                   20,318         37,683              --        (58,001)             --
                            ------------   ------------   -------------   ------------    ------------

NET INCOME (LOSS)           $     (1,584)  $     36,104   $      37,683   $    (73,787)   $     (1,584)
                            ============   ============   =============   ============    ============

                              METRIS COMPANIES INC.
                 SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                               METRIS
                             COMPANIES      GUARANTOR     NON-GUARANTOR
                                INC.       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                            ------------   ------------   -------------   ------------    ------------
NET INTEREST INCOME
   (EXPENSE)                $      8,579   $     (8,437)  $     202,719   $         --    $    202,861
Provision for loan losses          1,393             --         459,713             --         461,106
                            ------------   ------------   -------------   ------------    ------------
NET INTEREST INCOME
   (EXPENSE) AFTER
   PROVISION FOR LOAN
   LOSSES                          7,186         (8,437)       (256,994)            --        (258,245)
                            ------------   ------------   -------------   ------------    ------------
OTHER OPERATING INCOME:
Securitization income                 67             --         650,333             --         650,400
Servicing income on
   securitized / sold
   receivables                        --             --         159,074             --         159,074
Credit card fees,
   interchange and other
   credit card income              2,890         31,507         318,718        (31,067)        322,048
Enhancement services
   revenues                           --         57,836          84,086             --         141,922
Intercompany allocations             152        229,643          34,807       (264,602)             --
                            ------------   ------------   -------------   ------------    ------------
                                   3,109        318,986       1,247,018       (295,669)      1,273,444
                            ------------   ------------   -------------   ------------    ------------
OTHER OPERATING EXPENSE:
Credit card account and
   other product
   solicitation and
   marketing expenses                 --         12,869         175,140             --         188,009
Employee compensation              1,101        197,646          26,716             --         225,463
Data processing services
   and communications                  3        (90,538)        198,876        (18,119)         90,222
Enhancement services
   claims expense                     --            877          29,580             --          30,457
Credit card fraud losses               1              5           9,062             --           9,068

Purchased portfolio
  premium amortization                --             --          32,116         (1,839)         30,277
Occupancy and equipment               --             --          47,572             --          47,572
Mastercard/Visa
   assessment and fees                --             --          16,522             --          16,522
Intercompany allocations             127         57,355         207,120       (264,602)             --
Other                               (392)       127,304         (34,366)        (2,852)         89,694
                            ------------   ------------   -------------   ------------    ------------
                                     840        305,518         708,338       (287,412)        727,284
                            ------------   ------------   -------------   ------------    ------------
INCOME BEFORE INCOME
   TAXES, EQUITY IN
   INCOME OF
   SUBSIDIARIES AND
   CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE               9,455          5,031         281,686         (8,257)        287,915
Income taxes                       3,646          1,168         111,875         (3,029)        113,660
Equity in income of
   subsidiaries                  154,220        155,585              --       (309,805)             --
                            ------------   ------------   -------------   ------------    ------------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                        160,029        159,448         169,811       (315,033)        174,255
Cumulative effect of
   accounting change, net             --             --          14,226             --          14,226
                            ------------   ------------   -------------   ------------    ------------
NET INCOME                  $    160,029   $    159,448   $     155,585   $   (315,033)   $    160,029
                            ============   ============   =============   ============    ============

                              METRIS COMPANIES INC.
                 SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                               METRIS
                             COMPANIES      GUARANTOR     NON-GUARANTOR
                                INC.       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                            ------------   ------------   -------------   ------------    ------------
NET INTEREST (EXPENSE)
   INCOME                   $    (76,200)  $     (5,102)  $      68,694   $         --    $    (12,608)
Provision for loan losses            (12)            --         164,812             --         164,800
                            ------------   ------------   -------------   ------------    ------------
NET INTEREST (EXPENSE)
   INCOME AFTER PROVISION
   FOR LOAN LOSSES               (76,188)        (5,102)        (96,118)            --        (177,408)
                            ------------   ------------   -------------   ------------    ------------
OTHER OPERATING INCOME:
Securitization income              3,536             --         640,921             --         644,457
Servicing income on
   securitized / sold
   receivables                        --             --         128,823             --         128,823
Credit card fees,
   interchange and other
   credit card income                504            633         184,294             --         185,431
Enhancement services
   revenues                           --         54,747          66,812             --         121,559
                            ------------   ------------   -------------   ------------    ------------
                                   4,040         55,380       1,020,850             --       1,080,270
                            ------------   ------------   -------------   ------------    ------------
OTHER OPERATING EXPENSE:
Credit card account and
   other product
   solicitation and
   marketing expenses                 --         21,690         127,515             --         149,205
Employee compensation                 --        147,567          31,025             --         178,592
Data processing services
   and communications                 --        (82,228)        168,394             --          86,166
Credit protection claims
   expense                            --          1,354          19,457             --          20,811
Credit card fraud losses               5             --           8,881             --           8,886

Purchased portfolio
   premium amortization               --             --          19,275             --          19,275
Occupancy and equipment               --             --          35,563             --          35,563
Mastercard/Visa
   assessment and fees                --             --          14,712             --          14,712
Other                               (119)        57,267          28,781             --          85,929
                            ------------   ------------   -------------   ------------    ------------
                                    (114)       145,650         453,603             --         599,139
                            ------------   ------------   -------------   ------------    ------------
INCOME (LOSS) BEFORE
   INCOME TAXES, EQUITY
   IN INCOME
   OF SUBSIDIARIES AND
   CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE             (72,034)       (95,372)        471,129             --         303,723
Income taxes                     (27,767)       (38,424)        183,496             --         117,305
Equity in income of
   subsidiaries                  230,169        287,117              --       (517,286)             --
                            ------------   ------------   -------------   ------------    ------------
INCOME (LOSS) BEFORE
   CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE             185,902        230,169         287,633       (517,286)        186,418
Cumulative effect of
   accounting change, net             --             --             516             --             516
                            ------------   ------------   -------------   ------------    ------------
NET INCOME (LOSS)           $    185,902   $    230,169   $     287,117   $   (517,286)   $    185,902
                            ============   ============   =============   ============    ============

                              METRIS COMPANIES INC.
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                               METRIS
                             COMPANIES      GUARANTOR     NON-GUARANTOR
                                INC.       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                            ------------   ------------   -------------   ------------    ------------
OPERATING ACTIVITIES:
Net cash provided by
   operating activities     $     78,331   $     51,110   $     209,857   $    (30,787)   $    308,511
                            ------------   ------------   -------------   ------------    ------------
INVESTING ACTIVITIES:
Net proceeds from
   transfers of
   portfolios to the
   Metris Master Trust                --             --       2,087,097             --       2,087,097
Net cash from loan
   originations and
   principal collections
   on loans receivable            (1,554)            --        (703,060)            --        (704,614)
Proceeds from sales of
   credit card portfolios
   to third parties                   --             --          16,278             --          16,278
Additions to property and
   equipment                          --         (5,161)           (998)            --          (6,159)
Investment in subsidiaries       (96,479)       248,588         243,969       (396,078)             --
                            ------------   ------------   -------------   ------------    ------------
Net cash provided by
   (used in) investing
   activities                    (98,033)       243,427       1,643,286       (396,078)      1,392,602
                            ------------   ------------   -------------   ------------    ------------
FINANCING ACTIVITIES:
Net proceeds from
   issuance (repayment)
   of debt                        45,304           (559)       (292,000)       (43,000)       (290,255)
Net (decrease) increase
   in deposits                        --             --      (1,165,254)            --      (1,165,254)
Cash dividends paid               (3,728)            --              --             --          (3,728)
Net (decrease) increase
   in common equity                2,011             --              --             --           2,011
Repurchase of common stock       (45,294)            --              --             --         (45,294)
Capital contributions                 --       (287,374)       (182,491)       469,865              --
                            ------------   ------------   -------------   ------------    ------------

Net cash (used in)
   provided by financing
   activities                     (1,707)      (287,933)     (1,639,745)       426,865      (1,502,520)
                            ------------   ------------   -------------   ------------    ------------
Net (decrease) increase
   in cash and
   cash equivalents              (21,409)         6,604         213,398             --         198,593
Cash and cash equivalents
   at beginning of year           17,614          1,505         362,520             --         381,639
                            ------------   ------------   -------------   ------------    ------------
Cash and cash equivalents
   at end of year           $     (3,795)  $      8,109   $     575,918   $         --    $    580,232
                            ============   ============   =============   ============    ============

                              METRIS COMPANIES INC.
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                           YEAR ENDED DECEMBER 31,2001
                             (DOLLARS IN THOUSANDS)

                               METRIS
                             COMPANIES      GUARANTOR     NON-GUARANTOR
                                INC.       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                            ------------   ------------   -------------   ------------    ------------
OPERATING ACTIVITIES:
Net cash provided by
   operating activities     $    161,612   $    132,930   $     498,252   $   (315,033)   $    477,761
                            ------------   ------------   -------------   ------------    ------------
INVESTING ACTIVITIES:
Net proceeds from
   transfers of
   portfolios to the
   Metris Master Trust                --             --         553,180             --         553,180
Net cash flow from loan
   originations and
   principal collections
   on loans receivable              (503)            --      (1,126,886)            --      (1,127,389)
Credit card portfolio
   acquisitions                       --             --        (290,774)            --        (290,774)
Additions to property and
   equipment                          --        (18,257)         12,549             --          (5,708)
Investment in subsidiaries      (218,746)      (170,922)          2,238        387,430              --
                            ------------   ------------   -------------   ------------    ------------
Net cash provided by
   (used in) investing
   activities                   (219,249)      (189,179)       (849,693)       387,430        (870,691)
                            ------------   ------------   -------------   ------------    ------------
FINANCING ACTIVITIES:
Net proceeds from
   issuance (repayment)
   of debt                           900         (1,062)        292,000             --         291,838
Net (decrease) increase
   in deposits                        --             --         (48,191)            --         (48,191)
Cash dividends paid               (3,752)            --              --             --          (3,752)
Net (decrease) increase
   in common equity               26,248             --              --             --          26,248
Repurchase of common stock       (13,014)            --              --             --         (13,014)
Capital contributions                 --         48,156          24,241        (72,397)             --
                            ------------   ------------   -------------   ------------    ------------
Net cash (used in)
   provided by financing
   activities                     10,382         47,094         268,050        (72,397)        253,129
                            ------------   ------------   -------------   ------------    ------------

Net (decrease) increase
   in cash and
   cash equivalents              (47,255)        (9,155)        (83,391)            --        (139,801)
Cash and cash equivalents
   at beginning of year           64,869         10,660         445,911             --         521,440
                            ------------   ------------   -------------   ------------    ------------
Cash and cash equivalents
   at end of year           $     17,614   $      1,505   $     362,520   $         --    $    381,639
                            ============   ============   =============   ============    ============

                              METRIS COMPANIES INC.
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                               METRIS
                             COMPANIES      GUARANTOR     NON-GUARANTOR
                                INC.       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                            ------------   ------------   -------------   ------------    ------------
OPERATING ACTIVITIES:
Net cash provided by
   operating activities     $    160,614   $    283,108   $     696,061   $   (536,153)   $    603,630
                            ------------   ------------   -------------   ------------    ------------
INVESTING ACTIVITIES:
Net cash from loan
   originations and
   principal collections
   on loans receivable              (417)            --      (1,360,810)            --      (1,361,227)
Proceeds from sales of
   credit card portfolios
   to third parties                   --             --              --             --              --
Credit card portfolio
   acquisitions                       --             --        (195,597)            --        (195,597)
Additions to property and
   equipment                          --        (54,552)        (30,455)            --         (85,007)
Investment in subsidiaries      (336,303)      (404,912)             --        741,215              --
                            ------------   ------------   -------------   ------------    ------------
Net cash provided by
   (used in) investing
   activities                   (336,720)      (459,464)     (1,586,862)       741,215      (1,641,831)
                            ------------   ------------   -------------   ------------    ------------
FINANCING ACTIVITIES:
Net proceeds from
   issuance (repayment)
   of debt                       242,667        (47,376)       (184,237)            --          11,054
Net (decrease) increase
   in deposits                        --             --       1,330,818             --       1,330,818
Cash dividends paid               (2,942)            --              --             --          (2,942)
Net (decrease) increase
   in common equity              (42,369)       234,081          39,628       (205,062)         26,278
                            ------------   ------------   -------------   ------------    ------------
Net cash (used in)
   provided by financing
   activities                    197,356        186,705       1,186,209       (205,062)      1,365,208
Net (decrease) increase
   in cash and
   cash equivalents               21,250         10,349         295,408             --         327,007

Cash and cash equivalents
   at beginning of year           43,619            309         150,505             --         194,433
                            ------------   ------------   -------------   ------------    ------------
Cash and cash equivalents
   at end of period         $     64,869   $     10,658   $     445,913   $         --    $    521,440
                            ============   ============   =============   ============    ============

                     METRIS COMPANIES INC. AND SUBSIDIARIES
     SUMMARY OF CONSOLIDATED QUARTERLY FINANCIAL INFORMATION AND STOCK DATA
            (Dollars in thousands, except per-share data) (unaudited)

                                                                                     2002
                                                                                     ----
                                                            FOURTH           THIRD            SECOND           FIRST
                                                           QUARTER          QUARTER          QUARTER          QUARTER
                                                          ---------        ---------        ---------        ---------
SUMMARY OF OPERATIONS:
Interest income                                           $  39,350        $  31,416        $  68,792        $  89,844
Interest expense                                             21,144           23,252           26,955           32,165
                                                          ---------        ---------        ---------        ---------
Net Interest Income                                          18,206            8,164           41,837           57,679
Provision for loan
   losses                                                    40,987           26,340           90,601           61,876
Other Operating Income                                      147,480          262,967          167,556          257,418
Other Operating Expense(1)                                  186,636          174,540          198,954          181,090
                                                          ---------        ---------        ---------        ---------
Income (Loss) Before
Income taxes                                                (61,937)          70,251          (80,162)          72,131
Income taxes                                                (21,145)          25,201          (30,040)          27,851
                                                          ---------        ---------        ---------        ---------
Net Income (Loss)                                           (40,792)          45,050          (50,122)          44,280
Preferred Stock Dividends                                     9,822            9,605            9,394            9,188
                                                          ---------        ---------        ---------        ---------
Net Income (Loss)
Applicable to Common
Stockholders                                              $ (50,614)       $  35,445        $ (59,516)       $  35,092
                                                          =========        =========        =========        =========
PER COMMON SHARE:
Earnings (Loss) per Share:
   Basic                                                  $   (0.88)       $    0.50        $   (0.97)       $    0.46
   Diluted                                                    (0.88)            0.50            (0.97)            0.46
Shares used to Compute
   EPS (000's):
   Basic                                                     57,199           89,574           61,503           96,032
   Diluted                                                   57,199           89,579           61,503           96,973
Cash Dividends:                                           $   0.010        $   0.010        $   0.010        $   0.010
Market Prices:
   High                                                   $    4.70        $    8.40        $   22.75        $   27.49
   Low                                                         1.45             1.61             7.39            12.35
   Close                                                       2.47             2.31             8.31            20.00

(1) Fourth quarter 2002, included approximately $17.1 million write-down of excess property, equipment, operating leases, and pending sale of our Arizona building and approximately $7 million of marketing and origination costs on our retail note program. In addition, we recorded a $1.1 million write-down of portfolios of charged-off loans purchased in 2001 and 2000.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
     SUMMARY OF CONSOLIDATED QUARTERLY FINANCIAL INFORMATION AND STOCK DATA
            (Dollars in thousands, except per-share data) (unaudited)

                                                                                    2001
                                                                                  --------
                                                          FOURTH           THIRD           SECOND          FIRST
                                                          QUARTER         QUARTER         QUARTER         QUARTER
                                                          --------        --------        --------        --------
SUMMARY OF OPERATIONS:
Interest income                                           $120,165        $114,330        $ 76,204        $ 58,439
Interest expense                                            31,983          42,147          44,313          47,834
                                                          --------        --------        --------        --------
Net Interest Income                                         88,182          72,183          31,891          10,605
Provision for loan
   losses                                                  252,011          78,514          89,715          40,866
Other Operating Income                                     358,520         317,938         305,419         291,567
Other Operating Expense                                    166,915         197,764         187,868         174,737
                                                          --------        --------        --------        --------
Income Before Income Taxes
   and Cumulative Effect of
   Accounting Change                                        27,776         113,843          59,727          86,569
Income taxes                                                17,611          45,613          22,740          27,696
                                                          --------        --------        --------        --------
Income Before Cumulative
   Effect of Accounting
   Change                                                   10,165          68,230          36,987          58,873
Cumulative Effect of
   Accounting Change
   (Net of Income Taxes
   of $8,727)                                                   --              --              --          14,226
                                                          --------        --------        --------        --------
Net Income                                                  10,165          68,230          36,987          44,647
Preferred Stock Dividends                                    8,986           8,789           8,593           8,403
                                                          --------        --------        --------        --------
Net Income Applicable to
   Common Stockholders                                    $  1,179        $ 59,441        $ 28,394        $ 36,244
                                                          ========        ========        ========        ========
PER COMMON SHARE:
Earnings per Share:
   Basic (1)                                              $   0.02        $   0.70        $   0.38        $   0.46
   Diluted (1)                                                0.02            0.68            0.37            0.45
Shares used to Compute
   EPS (000's):
   Basic                                                    63,154          97,731          97,633          96,660
   Diluted                                                  64,271          99,911          99,842          98,445
Cash Dividends:                                           $  0.010        $  0.010        $  0.010        $  0.010
Market Prices:
   High                                                   $  28.10        $  38.65        $  33.71        $  31.63
   Low                                                       15.10           20.00           20.13           20.32
   Close                                                     25.71           24.75           33.71           20.78

(1) Earnings per share for the first quarter reflects the $14.2 million one-time, non-cash accounting impact from the adoption of SFAS 133.

STOCK DATA

         Our common stock, which is traded under the symbol "MXT," has been listed on the New York Stock Exchange since May 7, 1999. Prior to its listing on the New York Stock Exchange, our common stock traded under the symbol "MTRS" on the Nasdaq Stock Market since its initial public offering on October 25, 1996. As of March 14, 2003, there were approximately 746 holders of record and approximately 18,650 beneficial holders of our common stock.

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

         The consolidated financial statements have been audited by the Company's independent auditors, KPMG LLP, whose opinion appears separately. Their opinion on the consolidated financial statements is based on auditing procedures that include performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide reasonable assurance that the consolidated financial statements are free of material misstatement.

         The Audit Committee of the Company's Board of Directors, composed solely of outside directors, meets quarterly with the internal auditors, the independent auditors and management to review the work of each and ensure that each is properly discharging its responsibilities. The internal and independent auditors have free access to the Audit Committee to discuss the results of their audit work and their findings.

/s/ David D. Wesselink                        /s/ John A. Witham
-----------------------------------           ----------------------------------
David D. Wesselink                            John A. Witham
Chairman and                                  Executive Vice President and
Chief Executive Officer                       Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Metris Companies Inc.:

         We have audited the accompanying consolidated balance sheets of Metris Companies Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements;

         As discussed in Note 20 to the consolidated financial statements, the Company changed its method of accounting for derivative financial instruments in 2001. As discussed in Note 3 to the consolidated financial statements, the Company changed its method of recognizing revenue for its debt waiver products in 2000.

----------------------
KPMG LLP
Minneapolis, Minnesota
March 31, 2003, except for Note 2, which is dated April 9, 2004.

14.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) or 15d-14(c) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO and CFO, have concluded that our disclosure controls and procedures , as of December 31, 2002, were not effective in ensuring that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended ("Exchange Act") are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         On November 17, 2003, our external auditors, KPMG LLP, issued a material weakness report noting a material weakness in our policies and procedures for estimating the fair value of our "Retained interests in loans securitized" and associated revenue recognition. During the past several months we have taken steps to revise our valuation model and related policies, procedures and assumptions to address the issues in the material weakness report. During the period, the Company also identified and changed its accounting policies to conform with accounting principles generally accepted in the United States of America associated with the accounting for securitization transaction costs, credit card solicitation costs, and debt waiver revenue associated with receivables sold to the Metris Master Trust (See Note 2 of the unaudited consolidated financial statements on page XX for further discussion).

         The Company, as of February 24, 2004, has re-evaluated the effectiveness of the design of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) or 15d-14(c) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the design of our disclosure controls and procedures is effective in ensuring that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has not yet evaluated (tested) the operating effectiveness of such controls.

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

         (b) Reports on Form 8-K: During the three months ended December 31, 2002, through the date of this Report, the Company filed the following six Current Reports on Form 8-K:

                  Form 8-K filed October 18, 2002, relating to the Company's third quarter 2002 financial results.

                  Form 8-K filed October 26, 2002, relating to the Company's Renewable Unsecured Subordinated Notes.

                  Form 8-K filed December 18, 2002, relating to the termination of the Company's former chairman and chief executive officer.

                  Form 8-K filed January 23, 2003, relating to the Company's workforce reduction.

                  Form 8-K filed February 28, 2003, correcting the Company's prior announcement regarding payment of a dividend.

                  Form 8-K filed March 19, 2003, relating to the Company's funding agreements and operating agreement with the Office of the Comptroller of the Currency.

         (c)      Exhibits: See Exhibit Index on page 109 of this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of April, 2004.

                                           METRIS COMPANIES INC.

                                           (Registrant)

                                           By /s/ David D. Wesselink
                                           -----------------------------
                                           David D. Wesselink
                                           Chairman and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Metris Companies Inc., the Registrant, and in the capacities and on the dates indicated.

Signature                                            Title                                Date
---------                                            -----                                ----
Principal executive officer:                         Chairman of the Board,               April 9, 2004
                                                     Chief Executive Officer

/s/ David D. Wesselink
----------------------------------------
David D. Wesselink

Principal financial officer:                         Executive Vice President,            April 9, 2004
                                                     Chief Financial Officer

/s/ John A. Witham
----------------------------------------
John A. Witham

Principal accounting officer:                        Senior Vice President,               April 9, 2004
                                                     Controller

/s/ Mark P. Wagener
----------------------------------------
Mark P. Wagener

DIRECTORS:

/s/ Lee R. Anderson, Sr.                             Director                             April 9, 2004
----------------------------------------
Lee R. Anderson, Sr.

/s/ C. Hunter Boll                                   Director                             April 9, 2004
----------------------------------------
C. Hunter Boll

/s/ John A. Cleary                                   Director                             April 9, 2004
----------------------------------------
John A. Cleary

/s/ Thomas M. Hagerty                                Director                             April 9, 2004
----------------------------------------
Thomas M. Hagerty

/s/ David V. Harkins                                 Director                             April 9, 2004
----------------------------------------
David V. Harkins

/s/ Walter M. Hoff                                   Director                             April 9, 2004
----------------------------------------
Walter M. Hoff

/s/ Thomas H. Lee                                    Director                             April 9, 2004
----------------------------------------
Thomas H. Lee

/s/ Edward B. Speno                                  Director                             April 9, 2004
----------------------------------------
Edward B. Speno

/s/ Frank D. Trestman                                Director                             April 9, 2004
----------------------------------------
Frank D. Trestman

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

         (c) Agreement of Resignation, Appointment and Acceptance, dated as of February 20, 2002, among MCI, The Bank of New York, as Prior Trustee, and US Bank National Association, as Successor Trustee (incorporated by reference to Exhibit 4.7(c) to MCI's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12351)).

4.8 Exchange and Registration Rights Agreement, dated as of July 13, 1999, by and among MCI, Bear, Stearns & Co. Inc., Chase Securities Inc., Salomon Smith Barney Inc. and Barclays Capital Inc., relating to the new notes (incorporated by reference to Exhibit 4.2 to MCI's Registration Statement on Form S-4 (File No. 333-86695)).

4.9 Base Indenture, dated as of October 25, 2002, between MCI and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit
         4.1 to MCI's Current Report on Form 8-K dated October 28, 2002 (File No. 1-12351

         (a) First Supplemental Indenture, dated as of October 25, 2002 between MCI and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to MCI's Current Report on Form 8-K dated October 28, 2002 (File No. 1-12351)).

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

         (a) Amendment No. 1 to the Second Amended and Restated Bank Receivables Purchase Agreement, dated as of June 14, 2002, between Metris Companies Inc., as Buyer, and Direct Merchants Credit Card Bank, National Association, as Seller (incorporated by reference to Exhibit 4.1 to MRI's Current Report on Form 8-K dated June 18, 2002 (File No. 0-23961).

10.2 Second Amended and Restated Bank Receivables Purchase Agreement, dated as of January 22, 2002, between Direct Merchants Bank and MCI (incorporated by reference to Exhibit 4.1 to MRI's Current Report on Form 8-K dated January 24, 2002 (File No. 0-23961)).

         (a) Amendment No. 1 to the Second Amended and Restated Purchase Agreement, dated as of June 14, 2002, between Metris Receivables, Inc., as Buyer, and Metris Companies Inc., as Seller (incorporated by reference to Exhibit 4.2 to MRI's Current Report on Form 8-K dated June 18, 2002 (File No. 0-23961).

10.3 Second Amended and Restated Bank Receivables Purchase Agreement, dated as of January 22, 2002, between MCI and MRI (incorporated by reference to Exhibit 4.2 to MRI's Current Report on Form 8-K dated January 24, 2002 (File No. 0-23961)).

         (a) Amendment No. 1 to the Metris Master Trust Second Amended and Restated Pooling and Servicing Agreement, dated as of June 14, 2002, among Metris Receivables, Inc., as Transferor, Direct Merchants Credit Card Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to MRI's Current Report on Form 8-K dated June 18, 2002 (File No. 0-23961).

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

10.11 Formal Agreement, dated as of April 16, 2002, between Direct Merchants Bank and the Office of the Comptroller of the Currency (Incorporated by reference to Exhibit 99.1 to MCI's Current Report on Form 8-K dated April 17, 2002 (File No. 1-12351)).

10.12 Operating Agreement, dated as of March 18, 2003, between MCI, Direct Merchants Bank and the Office of the Comptroller of the Currency (Incorporated by reference to Exhibit 99.2 to MCI's Current Report on Form 8-K dated March 19, 2003 (File No. 1-12351)).

10.13 Capital Assurance and Liquidity Maintenance Agreement, dated as of March 18, 2003, between Direct Merchants Bank and MCI (Incorporated by reference to Exhibit 99.3 to MCI's Current Report on Form 8-K dated March 19, 2003 (File No. 1-12351)).

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

Other Exhibits

11       Computation of Earnings Per Share.

12(a)    Computation of Ratio of Earnings to Fixed Charges.

12(b)    Computation of Ratio of Earnings to Fixed Charges and Preferred
         Dividends.

21 Subsidiaries of MCI. (Previously filed on March 31, 2003 as an exhibit to the original Form 10-K.)

23       Independent Auditors' Consent.

31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d 14(a).

32.1 Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2 Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.