Form 10-Q/A
period 2003-03-31
METRIS COMPANIES INC
filed 2004-04-12
CIK 1021061

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-Q/A

                                   (Mark One)

[X] Quarterly Report amendment pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

                              METRIS COMPANIES INC.
FORM 10-Q

                                TABLE OF CONTENTS

                                 MARCH 31, 2003

                                                                             Page
                                                                             ----
PART I.   FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements (unaudited):
                     Consolidated Balance Sheets...........................    4
                     Consolidated Statements of Income.....................    5
                     Consolidated Statements of Changes in Stockholders'
                         Equity............................................    6
                     Consolidated Statements of Cash Flows.................    7
                     Notes to Consolidated Financial Statements............    8

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.............................   29

     ITEM 3.  Quantitative and Qualitative Disclosures About
                     Market Risk...........................................   N/A

     ITEM 4.  Controls and Procedures......................................   52

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings............................................   N/A

     ITEM 2.  Changes in Securities........................................   N/A

     ITEM 3.  Defaults Upon Senior Securities..............................   N/A

     ITEM 4.  Submission of Matters to a Vote of Security Holders..........   N/A

     ITEM 5.  Other Information............................................   N/A

     ITEM 6.  Exhibits and Reports on Form 8-K.............................   N/A

              Signatures...................................................   55

EXPLANATORY NOTE

         As previously disclosed, Metris Companies Inc. (the "Company") restated its financial results for 1998 through 2002 and for the first three quarters of 2003. This restatement was made in connection with the Company's analysis of its method of valuing "Retained interests in loans securitized."

         This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, initially filed with the Securities and Exchange Commission ("SEC") on May 15, 2003 (the "Original 10-Q"), is being filed to reflect restatements of the following financial statements:(a) consolidated balance sheets as of December 31, 2002, and March 31, 2003; (b) consolidated statements of income for the three-months ended March 31, 2003 and 2002; and (c) consolidated statements of cash flows for the three-months ended March 31, 2003 and 2002. Included in these restatements, in addition to changes made as a result of the Company's revised accounting policies and procedures related to valuing its retained interests, are corrections to conform with accounting principles generally accepted in the United States of America ("GAAP") related to securitization transaction costs, credit card solicitation costs, interest rate caps and debt waiver revenue associated with credit card receivables sold to the Metris Master Trust, as well as the transfer of allowance for loan losses that was incorrectly classified as a valuation reserve in "Retained interests in loans securitized" as of December 31, 2001. In addition, we have restated certain other prior period amounts to conform with the current period's presentation. For a more detailed description of the restatements, see Note 2 to the accompanying unaudited consolidated financial statements and "Restatements" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q/A.

         This Amendment No. 1 amends and restates Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original 10-Q. No other information in the Original 10-Q is amended. The foregoing items have been amended to reflect the restatements and have not been updated to reflect other events occurring after the filing of the Original 10-Q or to modify or update those disclosures affected by subsequent events. Such matters have been or will be addressed in the amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003, filed concurrently herewith, the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on March 2, 2004, the current report on Form 8-K filed on March 15, 2004, and any reports filed with the SEC subsequent to the date of this filing.

         We are concurrently filing an amended Annual Report on Form 10-K/A for the year ended December 31, 2002, and amended Quarterly Reports on Form 10-Q/A for the quarter ended June 30, 2003 and for the quarter ended September 30, 2003, containing restated financial statements for the relevant periods. We did not amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to December 31, 2002, and therefore, the financial statements, auditors' reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

                          PART I. FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

                                                                                MARCH 31,
                                                                                  2003        DECEMBER 31,
                                                                               AS RESTATED       2002
                                                                               (UNAUDITED)    AS RESTATED
                                                                               -----------    -----------
ASSETS:
Cash and due from banks                                                        $    90,770    $    62,813
Federal funds sold                                                                 102,300         88,000
Short-term investments                                                             342,934        429,419
                                                                               -----------    -----------
Cash and cash equivalents                                                          536,004        580,232
                                                                               -----------    -----------
Liquidity reserve deposit                                                           69,221             --
Credit card loans                                                                  686,285        846,417
Less: Allowance for loan losses                                                    125,357         90,315
                                                                               -----------    -----------
Net credit card loans                                                              560,928        756,102
                                                                               -----------    -----------
Retained interest in loans securitized                                             805,633        808,026
Property and equipment, net                                                         75,205         83,831
Purchased portfolio premium, net                                                    58,083         64,579
Other receivables due from credit card
     securitizations, net                                                          114,347        110,471
Other assets                                                                       203,761        187,151
                                                                               -----------    -----------
     TOTAL ASSETS                                                              $ 2,423,182    $ 2,590,392
                                                                               ===========    ===========
LIABILITIES:
Deposits                                                                       $   801,498    $   892,754
Debt                                                                               358,276        357,649
Accounts payable                                                                    50,480         53,589
Deferred income                                                                    123,570        143,148
Accrued expenses and other liabilities                                             116,631         88,579
                                                                               -----------    -----------
     TOTAL LIABILITIES                                                           1,450,455      1,535,719
                                                                               -----------    -----------

STOCKHOLDERS' EQUITY:
Convertible preferred stock - Series C, par
     value $.01 per share; 10,000,000
     shares authorized, 1,182,098 and 1,156,086
     shares issued and outstanding, respectively                                   440,331        430,642
Common stock, par value $.01 per share;
     300,000,000 shares authorized, 64,759,515
     and 64,223,231 shares issued, respectively                                        648            642
Paid-in capital                                                                    228,702        227,376
Unearned compensation                                                                 (448)          --
Treasury stock - 7,055,300 shares                                                  (58,308)       (58,308)
Retained earnings                                                                  361,802        454,321
                                                                               -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY                                                    972,727      1,054,673
                                                                               -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 2,423,182    $ 2,590,392
                                                                               ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except earnings per-share data) (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           ------------------------
                                                                              2003         2002
                                                                              ----         ----
                                                                           AS RESTATED  AS RESTATED
                                                                           -----------  -----------
INTEREST INCOME:
Credit card loans                                                           $  29,907    $  88,526
Federal funds sold                                                                359          114
Other                                                                           1,895        1,204
                                                                            ---------    ---------
Total interest income                                                          32,161       89,844
                                                                            ---------    ---------
Deposit interest expense                                                       10,908       23,653
Other interest expense                                                          8,433        8,512
                                                                            ---------    ---------
Total interest expense                                                         19,341       32,165
                                                                            ---------    ---------
NET INTEREST INCOME                                                            12,820       57,679
Provision for loan losses                                                      44,786       61,876
                                                                            ---------    ---------
NET INTEREST EXPENSE AFTER PROVISION FOR LOAN LOSSES                          (31,966)      (4,197)
                                                                            ---------    ---------

OTHER OPERATING INCOME:
Securitization (expense) income                                               (37,970)     102,446
Servicing income on securitized / sold receivables                             47,813       45,039
Credit card fees, interchange and other credit card income                     26,319       75,659
Enhancement services revenues                                                  43,509       34,274
                                                                            ---------    ---------
                                                                               79,671      257,418
                                                                            ---------    ---------
OTHER OPERATING EXPENSE:
Credit card account and other product solicitation and marketing expenses      33,688       47,253
Employee compensation                                                          53,381       56,548
Data processing services and communications                                    19,178       22,306
Credit protection claims expense                                               12,306        9,179
Occupancy and equipment                                                         9,613       12,797
Purchased portfolio premium amortization                                        6,496        8,455
MasterCard/Visa assessment and fees                                             2,415        3,834
Credit card fraud losses                                                          940        2,228
Asset impairments, lease write-offs and severance                              16,777         --
Other                                                                          20,352       18,490
                                                                            ---------    ---------
                                                                              175,146      181,090
                                                                            ---------    ---------
(LOSS) INCOME BEFORE INCOME TAXES                                            (127,441)      72,131
Income tax (benefit) expense                                                  (44,611)      27,851
                                                                            ---------    ---------
NET (LOSS) INCOME                                                             (82,830)      44,280
Convertible preferred stock dividends                                           9,689        9,188
                                                                            ---------    ---------
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS                         $ (92,519)   $  35,092
                                                                            =========    =========

(LOSS) EARNINGS PER SHARE:
     Basic                                                                      (1.62)        0.46
     Diluted                                                                    (1.62)        0.46

SHARES USED TO COMPUTE (LOSS) EARNINGS PER SHARE:
     Basic                                                                     57,257       96,032
     Diluted                                                                   57,257       96,973

DIVIDENDS DECLARED PER COMMON SHARE                                                --    $    0.01

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands) (Unaudited)

                                                                                                                          TOTAL
                                  NUMBER OF SHARES   PREFERRED  COMMON    PAID-IN    UNEARNED    TREASURY   RETAINED   STOCKHOLDERS'
                                  PREFERRED COMMON     STOCK    STOCK     CAPITAL  COMPENSATION    STOCK    EARNINGS      EQUITY
BALANCE AT DECEMBER 31,
2001 AS PREVIOUSLY REPORTED      1,058       63,419   $393,970   $642    $232,413    $(4,980)    $(13,014)  $532,924   $ 1,141,955
Cumulative restatements to
 prior periods, see Note 2          --           --         --     --          --         --           --    (36,619)      (36,619)
                                 -----       ------   --------   ----    --------    -------     --------   --------   -----------
BALANCE AT DECEMBER 31,
2001 AS RESTATED                 1,058       63,419   $393,970   $642    $232,413    $(4,980)    $(13,014)  $496,305   $ 1,105,336
  Net income (as restated)          --           --         --     --          --         --           --     44,280        44,280
  Cash dividends                    --           --         --     --          --         --           --       (938)         (938)
  Common stock repurchased          --       (1,292)        --     --          --         --      (17,582)        --       (17,582)
  Preferred dividends in kind       23           --      8,864     --          --         --           --     (8,864)           --
  Issuance of common stock
    under employee benefit
    plans                           --          116         --      1       1,822         --           --         --         1,823
  Amortization of restricted
    stock                           --           --         --     --          --        404           --                      404
                                 -----       ------   --------   ----    --------    -------     --------   --------   -----------
BALANCE AT MARCH 31, 2002
AS RESTATED                      1,081       62,243   $402,834   $643    $234,235    $(4,576)    $(30,596)  $530,783   $ 1,133,323
                                 =====       ======   ========   ====    ========    =======     ========   ========   ===========

BALANCE AT DECEMBER 31,
2002 AS PREVIOUSLY REPORTED      1,156       57,168   $430,642   $642    $227,376    $    --     $(58,308)  $458,673   $ 1,059,025
Cumulative restatements to
 prior periods, see Note 2          --           --         --     --          --         --           --     (4,352)       (4,352)
BALANCE AT DECEMBER 31,
2002 AS RESTATED                 1,156       57,168   $430,642   $642    $227,376    $    --     $(58,308)  $454,321   $ 1,054,673
  Net loss (as restated)            --           --         --     --          --         --           --    (82,830)      (82,830)
  Preferred dividends in kind       26           --      9,689     --          --         --           --     (9,689)           --
  Issuance of common stock
    under employee benefit
    plans                           --          536         --      3         792         --           --         --           795
  Deferred compensation
    obligations                     --           --         --      3         546       (549)          --         --            --

  Restricted stock forfeitures      --           --         --     --         (12)        12           --         --            --
  Amortization of restricted
    stock                           --           --         --     --          --         89           --         --            89
                                 -----       ------   --------   ----    --------    -------     --------   --------   -----------
BALANCE AT MARCH 31, 2003
AS RESTATED                      1,182       57,704   $440,331   $648    $228,702    $  (448)    $(58,308)  $361,802   $   972,727
                                 =====       ======   ========   ====    ========    =======     ========   ========   ===========

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               2003          2002
                                                            AS RESTATED   AS RESTATED
                                                            -----------   -----------
OPERATING ACTIVITIES:
Net income (loss)                                            $ (82,830)    $  44,280
Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
Depreciation, amortization and accretion                       (36,420)      (43,787)
Provision for loan losses                                       44,786        61,876
Loss from credit card securitization                            66,209        39,087
Asset impairments, lease write-offs, and severance              16,777            --
Market loss on derivative financial instruments                  3,710         9,272
Changes in operating assets and liabilities, net:
     Liquidity Reserve deposit                                 (69,221)           --
     Fair value of retained interests in loans
      securitized                                               83,608        48,868
     Spread accounts receivable                               (164,549)      (30,224)
     Other receivables due from credit
            card securitizations, net                           (3,876)        9,439
        Accounts payable and accrued expenses                   12,325        (4,128)
        Deferred income                                        (19,578)       (8,413)
        Other                                                  (42,793)       50,338
                                                             ---------     ---------
Net cash provided by (used in) operating activities           (191,852)      176,608
                                                             ---------     ---------
INVESTING ACTIVITIES:
Proceeds from transfers of portfolios to the Metris
  Master Trust
                                                               205,560       619,554
Net cash from loan originations and principal
  collections on loans receivable                               32,399      (228,410)
Additions to property and equipment                               (501)       (3,645)
                                                             ---------     ---------
Net cash provided by investing activities                      237,458       387,499
                                                             ---------     ---------
FINANCING ACTIVITIES:
Proceeds from issuance of debt                                     627            26
Repayment of debt                                                   --      (292,000)
Net decrease in deposits                                       (91,256)     (332,122)
Cash dividends paid                                                 --          (938)
Proceeds from issuance of common stock                             795         1,823
Repurchase of common stock                                          --       (17,582)
                                                             ---------     ---------
Net cash used in financing activities                          (89,834)     (640,793)
                                                             ---------     ---------
Net decrease in cash and cash equivalents                      (44,228)      (76,686)
Cash and cash equivalents at beginning of period               580,232       381,639
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $ 536,004     $ 304,953
                                                             =========     =========
SUPPLEMENTAL DISCLOSURES AND CASH FLOW INFORMATION:
Cash paid (received) during the period for:
   Interest                                                  $  19,959     $  34,261
   Income taxes                                                (32,042)      (17,948)

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

INTERIM FINANCIAL STATEMENTS

         We have prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position and the results of our operations and our cash flows for the interim periods. You should read these consolidated financial statements in conjunction with the financial statements and the notes thereto contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed concurrently with this Quarterly Report on Form 10-Q/A. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

PERVASIVENESS OF ESTIMATES

         We have prepared the consolidated financial statements in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates is our determination of the adequacy of the allowance for loan losses and our determination of the fair value of "Retained interests in loans securitized." The significant factors susceptible to future change that have an impact on these estimates include default rates, net interest spreads, payment rates, liquidity and the ability to finance future receivables activity and overall economic conditions. As a result, the actual losses in our loan portfolio and the fair value of our retained interests as of March 31, 2003 and December 31, 2002, could materially differ from these estimates. The accompanying unaudited consolidated financial statements do not include an adjustment to the fair value of retained interests that might result from the inability to finance future receivables.

COMPREHENSIVE INCOME

         SFAS No. 130 "Reporting Comprehensive Income," does not apply to our current financial results and therefore, net income equals comprehensive income.

NOTE 2 - RESTATEMENTS

         The consolidated statements of income and cash flows as presented for the three-month periods ended March 31, 2003 and 2002, and the consolidated balance sheets as of March 31, 2003 and December 31, 2002, have been restated to reflect the following:

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

- The Company corrected its accounting for interest rate caps purchased in May of 2002 and forward to comply with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. These costs had been deferred and amortized over the estimated life of the new debt securities. These instruments are now recorded at fair value. Periods from May 2002 forward have been restated to reflect this correction. This restatement impacts "Retained interests in loans securitized," "Other assets" and "Securitization income."

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

- At December 31, 2001 we had $50 million of "Allowance for loan losses" classified as valuation reserve in our "Retained interests in loans securitized." The valuation reserve was subsequently transferred to "Allowance for loan losses" through "Provision for loan losses" during the first quarter of 2002. We have restated the December 31, 2001 balance sheet and 2001 income statement and March 31, 2002 income statement to reflect this transfer occurring during the fourth quarter of 2001. This restatement impacts "Allowance for loan losses," "Retained interests in loans securitized," "Provision for loan losses" and "Securitization income."

The cumulative impact of the above restatements as of December 31, 2001 is a $36.6 million decrease in retained earnings and consists of the following adjustments:

Retained interests in loans securitized          $       4.6
Allowance for loan losses                              (50.0)
Transaction costs                                        6.6
Pre-paid costs                                         (17.9)
Income tax                                              20.1
                                                 -----------
                                                 $     (36.6)
                                                 ===========

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

    - We classified the liquidity reserve deposit established in March 2003 and other restricted cash deposits maintained at Direct Merchants Bank as "Short-term investments." We have reclassified these items to "Liquidity reserve deposit" for all periods presented.

    - Revenue related to our membership club and warranty business for current and prior periods is classified as "Enhancement services revenue." Claims expense related to this business has been reclassified as "Other" expenses for all periods presented.

    - In addition to the tax effects of the pre-tax restatement amounts, the restated presentation also reflects revised probable amounts of future taxable and deductible temporary differences, resulting in a reclassification of certain deferred income taxes to current income taxes.

See Notes 3,4,6,7,8,9, 10, 11 and 12, all of which are impacted by these changes.

         The following tables present certain captions of the consolidated financial statements, for all periods presented, which were affected by the restatements.

                                                                      MARCH 31,2003             DECEMBER 31,2002
                                                                      -------------             ----------------
                                                                   AS                         AS
                                                               PREVIOUSLY                  PREVIOUSLY
                                                                REPORTED     AS RESTATED    REPORTED    AS RESTATED
                                                                --------     -----------    --------    -----------
BALANCE SHEETS:
ASSETS:
Short-term investments                                         $  412,155    $  342,934    $  429,419    $  429,419
Liquidity reserve deposit                                              --        69,221            --            --
Retained interests in loans securitized                         1,670,171            --     1,736,912            --
Less:  Valuation allowance                                        931,052            --       986,517            --
Retained interests in loans securitized                           739,119       805,633       750,395       808,026
Other receivables due from credit card securitizations, net       276,134       114,347       184,220       110,471
Other assets                                                      168,843       203,761       174,987       187,151

LIABILITIES:
Deferred income                                                $  138,207    $  123,570    $  159,267    $  143,148
Accrued expenses and other liabilities                            100,125       116,631        72,062        88,579

STOCKHOLDERS' EQUITY
Retained earnings                                              $  424,026    $  361,802    $  458,673    $  454,321

                                                                 THREE-MONTHS ENDED        THREE-MONTHS ENDED
                                                                    MARCH 31, 2003            MARCH 31, 2002
                                                                    --------------            --------------
                                                                 AS                         AS
                                                             PREVIOUSLY                 PREVIOUSLY
                                                              REPORTED    AS RESTATED    REPORTED     AS RESTATED
                                                              --------    -----------    --------     -----------
STATEMENTS OF INCOME:
Provision for loan losses                                    $  44,786     $  44,786     $ 111,876     $  61,876
Net interest expense after provision for loan losses           (31,966)      (31,966)      (54,197)       (4,197)

Other operating income:
  Securitization (expense) income                                   --       (37,970)           --       102,446
   Servicing income on securitized /
      sold receivables                                              --        47,813            --        45,039
  Net securitization and credit card servicing income           56,396            --       157,419            --
  Credit card fees, interchange and
        other credit card income                                21,757        26,319        61,000        75,659
  Enhancement services revenue                                  93,684        43,509        94,996        34,274

Other operating expenses:
   Credit card account and other product solicitation and
       marketing expenses                                       36,054        33,688        40,552        47,253
   Enhancement services claims expense                          13,022            --        11,207            --
   Credit protection claims expense                                 --        12,306            --         9,179
   Other                                                        19,639        20,352        16,461        18,490

(Loss) Income Before Income Taxes                              (37,644)     (127,441)       84,830        72,131
Income tax (benefit) expense                                   (12,686)      (44,611)       32,490        27,851
Net (loss) income                                              (24,958)      (82,830)       52,340        44,280
(Loss) earnings per share                                        (0.61)        (1.62)         0.55          0.46
Diluted (loss) earnings per share                                (0.61)        (1.62)         0.54          0.46

                                                           THREE-MONTHS ENDED          THREE-MONTHS ENDED
                                                              MARCH 31, 2003              MARCH 31, 2002
                                                              --------------              --------------
                                                            AS                          AS
                                                        PREVIOUSLY                  PREVIOUSLY
                                                         REPORTED    AS RESTATED     REPORTED     AS RESTATED
                                                         --------    -----------     --------     -----------
STATEMENTS OF CASH FLOWS:
Net (loss) income                                       $ (24,958)    $ (82,830)    $  52,340     $  44,280
Depreciation, amortization and accretion                   39,254       (36,420)       27,240       (43,787)
Provision for loan losses                                  44,786        44,786       111,876        61,876
Retained interests valuation income                       (56,920)           --        (7,557)           --
Loss from credit card securitizations                          --        66,209            --        39,087
Changes in fair value of retained interests in
  loans securitized                                            --        83,608            --        48,868
Market loss on derivative financial instruments                --         3,710            --         9,272
Changes in operating assets and liabilities, net:
Liquidity reserve deposit                                      --       (69,221)           --            --
Other receivables due from credit card
  securitizations, net                                    (99,401)       (3,876)      (18,825)        9,439
Accounts payable and accrued expenses                      12,336        12,325        (5,384)       (4,128)
Deferred income                                           (21,060)      (19,578)      (10,503)       (8,413)
Spread accounts receivable                                     --      (164,549)           --       (30,224)
Other                                                     (15,946)      (42,793)       59,528        50,338
Net cash (used in) provided by operating activities      (105,132)     (191,852)      208,715       176,608
Net use of cash from sales and repayments of
  securitized loans                                      (723,527)           --      (292,037)           --
Net loans collected                                        38,427            --        33,017            --
Net cash from loan originations and principal
  collections on loans receivable                              --        32,399            --      (228,410)
Net cash provided by investing activities                 219,959       237,458       356,889       387,499
Net increase (decrease) in cash and cash equivalents       24,993       (44,228)      (75,189)      (76,686)
Cash and cash equivalents at end of period                605,225       536,004       412,897       304,953

         The following is a summary of the Company's revised accounting policies related to retained interests:

         Upon securitization, the Company removes the applicable credit card loans from the balance sheet and recognizes the "Retained interests in loans securitized" at their allocated carrying value in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("SFAS No. 140"). Credit card receivables are sold to the Metris Master Trust at the inception of a securitization series. We also sell credit card receivables to the Metris Master Trust on a daily basis to replenish receivable balances that have decreased due to payments and charge-offs. The difference between the allocated carrying value and the proceeds from the assets sold is recorded as a gain or loss on sale and is included in "Securitization (expense) income." At the same time, the Company recognizes the "Retained interests in loans securitized."

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

         The Company services the receivables held by the Metris Master Trust, and receives servicing fees based upon the principal receivables outstanding. "Servicing income" is recognized when earned. We consider these fees to be adequate compensation and as a result no servicing asset or liability is recorded.

         "Other receivables due from credit card securitizations, net" primarily represents cash accumulated in the Metris Master Trust during a month, which is released to Metris Receivables, Inc. the following month.

NOTE 3 - EARNINGS (LOSS) PER SHARE

         The following table presents the computation of basic and diluted weighted- average shares used in the per-share calculations:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                               ---------
                                                           2003         2002
                                                           ----         ----
Net income (loss), as restated                           $(82,830)    $ 44,280
Convertible preferred stock dividends                       9,689        9,188
                                                         --------     --------
Net income (loss) applicable to common stockholders      $(92,519)    $ 35,092
                                                         ========     ========

Weighted-average common shares outstanding                 57,257       62,188
Adjustments for dilutive securities:
Assumed conversion of convertible preferred stock (1)        --         33,844
                                                         --------     --------
Basic common shares                                        57,257       96,032
Assumed exercise of outstanding stock options (1)            --            941
                                                         --------     --------
Diluted common shares                                      57,257       96,973
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

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                      2003             2002
                                                                      ----             ----
Net (loss) income, as restated                                     $  (82,830)       $   44,280
Deduct: Annual stock-based employee compensation expense
   (benefit) determined based on the fair value for all
   awards, net of related tax effects                                  (7,897)            4,373
                                                                   ----------        ----------
Pro forma net (loss) income                                           (74,933)           39,907
                                                                   ==========        ==========
Earnings (loss) per share:
Basic-as reported                                                       (1.62)             0.46
                                                                   ==========        ==========
Basic-pro forma                                                         (1.48)            (0.42)
                                                                   ==========        ==========

Diluted-as reported                                                     (1.62)             0.46
                                                                   ==========        ==========
Diluted-pro forma                                                       (1.48)            (0.41)
                                                                   ==========        ==========

Weighted-average assumptions in option valuation:
Risk-free interest rates                                                  1.5%              3.7%
Dividend yields                                                            --               1.6%
Stock volatility factor                                                 107.0%             92.9%
Expected life of options (in years)                                       4.3               6.0

The above pro forma amounts may not be representative of the effects on restated net (loss) earnings for future periods.

NOTE 5 - ACCOUNTING CHANGES

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

         In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FASB Interpretation No. 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity activities or entitled to receive a majority of the entity's residual returns or both. Interpretation No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. Interpretation No. 46 provides a specific exemption for entities qualifying as Qualified Special Purpose Entities as described in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125." All of our non-consolidated entities are Qualified Special Purpose Entities under the definition in SFAS No. 140. We do not expect the adoption of Interpretation No. 46 to have a material impact on our financial statements.

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

NOTE 6 - LIQUIDITY RESERVE DEPOSIT

         Direct Merchants Bank has established restricted deposits with third-party depository banks for the purpose of supporting Direct Merchants Bank's funding needs and to satisfy banking regulators' requirements under the Operating Agreement, dated March 18, 2003, among Direct Merchants Bank, MCI and the Office of the Comptroller of the Currency. These deposits are invested in short term liquid investments. As of March 31, 2003, the balance of these deposits was $69.2 million and is classified on the balance sheets as "Liquidity reserve deposit."

NOTE 7 - ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses is as follows:

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                              ---------
                                                                         2003         2002
                                                                         ----         ----
Balance at beginning of period                                        $  90,315     $ 460,159
Allowance related to assets transferred to the Metris
Master Trust                                                             (1,455)      (21,443)
Provision for loan losses                                                44,786        61,876
Principal receivables charged-off                                        (8,681)      (88,891)
Recoveries                                                                  392         5,213
                                                                      ---------     ---------
Net principal receivables charged off                                    (8,289)      (83,678)
                                                                      ---------     ---------
Balance at end of period                                              $ 125,357     $ 416,914
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

         The following table shows the fair value of the components of the "Retained interests in loans securitized" as of March 31, 2003 and December 31, 2002.

                                             MARCH 31,    DECEMBER 31,
                                               2003          2002
                                               ----          ----
Contractual retained interests               $627,997      $685,197
Excess transferor's interests                  52,247        57,447
Interest-only strip receivable                  1,531        13,882
Spread accounts receivable                    123,858        51,500
                                             --------      --------
Retained interests in loans securitized      $805,633      $808,026
                                             ========      ========

         The following table illustrates the significant assumptions used for estimating the fair value of retained interests as of March 31, 2003 and December 31, 2002.

                                                  MARCH 31,   DECEMBER 31,
                                                    2003         2002
                                                    ----         ----
Monthly payment rate                                 6.7%         6.7%
Gross yield (1)                                     26.0%        26.0%
Annual interest expense and servicing fees           4.0%         4.0%
Annual gross principal default rate                 22.7%        21.7%
Discount rate:
     Contractual retained interests                 16.0%        16.0%
     Excess transferor's interests                  16.0%        16.0%
     Interest-only strip receivable                 30.0%        30.0%
     Spread accounts receivable                     15.0%        16.0%

(1)Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries, net of finance charge and fee charge-offs. Gross yield for purposes of estimating fair value does not include interchange income, or cash advance fees.

(2) Beginning on March 31, 2003 the discount rate on spread account balances has been reduced by interest income expected to be earned.

         At March 31, 2003, the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes are as follows (in millions):

                                                       ADVERSE IMPACT ON FAIR VALUE
                                                       ----------------------------
                                                   10% ADVERSE CHANGE    20% ADVERSE CHANGE
                                                   ------------------    ------------------
Annual discount rate                                     $   22.6             $   44.3
Monthly payment rate                                        193.6                434.3
Gross yield                                                 176.6                358.8
Annual interest expense and servicing fees                   31.4                 63.9
Annual gross principal default rate                         145.5                287.4

\
         As the sensitivity indicates, the value of the Company's retained interests on its balance sheet, as well as reported earnings, could differ significantly if different assumptions or conditions prevail.

NOTE 9 - SECURITIZATION INCOME

         The following summarizes "Securitization (expense) income" for the three month periods ended March 31, 2003 and 2002.

                                                        THREE-MONTHS ENDED
                                                             MARCH 31,
                                                             ---------
                                                       2003            2002
                                                       ----            ----
Loss on new securitization of receivables to
   the Metris Master Trust                          $ (19,955)      $ (25,070)
(Loss) gain on replenishment of receivables to
   the Metris Master Trust                            (46,254)        (14,017)
Discount accretion                                     75,674          71,027
Change in fair value                                  (83,608)        (48,868)
Interest-only revenue                                  58,436         135,082
Transaction and other costs                           (22,263)        (15,708)
                                                    ---------       ---------
         Securitization (expense) income            $ (37,970)      $ 102,446
                                                    =========       =========

NOTE 10 - INCOME TAXES

         The components of the (benefit) provision for income taxes consisted of the following:

                                      THREE-MONTHS ENDED
                                          MARCH, 31
                                          ---------
                                     2003           2002
                                     ----           ----
Current:
  Federal                         $ (1,991)      $(26,428)
  State                                424            464
                                  --------       --------
                                    (1,567)       (25,964)
                                  --------       --------

Deferred:
  Federal                          (41,843)        52,081
  State                             (1,201)         1,734
                                  --------       --------
                                   (43,044)        53,815
                                  --------       --------

Income tax (benefit) expense      $(44,611)      $ 27,851
                                  ========       ========

         A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

                                                       THREE-MONTHS ENDED
                                                            MARCH 31,
                                                   2003                 2002
                                                   ----                 ----
Statutory federal income tax rate                  35.0%                35.0%
State income taxes, net of federal
  benefit                                           0.4                  2.0
Other, net                                         (0.4)                 1.6
                                                   ----                 ----
Effective income tax rate                          35.0%                38.6%
                                                   ====                 ====

Our deferred tax assets and liabilities are as follows:

                                                                MARCH 31,    DECEMBER 31,
                                                                  2003          2002
                                                                  ----          ----
Deferred income tax assets resulting from future
  deductible and taxable temporary differences:
     Allowance for loan losses and retained
       interests fair value adjustments                         $196,909        $172,299
     Deferred revenues                                            49,914          59,042
     Other                                                        67,581          68,143
                                                                --------        --------
Total deferred tax assets                                        314,404         299,484

Deferred income tax liabilities resulting from future
  taxable and deductible temporary differences:
     Accrued interest on credit card loans                       198,505         207,984
     Deferred marketing costs                                     24,217          35,689
     Other                                                        27,813          34,986
                                                                --------        --------
Total deferred tax liabilities                                   250,535         278,659

Net deferred tax assets                                         $ 63,869        $ 20,825
                                                                ========        ========

         In addition to the tax effects of the pre-tax restatement amounts, the restated presentation also reflects revised probable amounts of future taxable and deductible temporary differences, resulting in a reclassification of certain deferred income taxes to current income taxes. The effects of the reclass for the year ended December 31, 2002 and three-months ended March 31, 2003 amounted to an addition to deferred income taxes of $16.5 million. Such reclasses did not result in any adjustment to net income.

         The Internal Revenue Service ("IRS") has completed its examination of the Company's tax returns through December 31, 1998. The IRS has proposed adjustments to increase the Company's federal income tax by $42.9 million, plus interest of more than $15 million, pertaining to the Company's treatment of certain credit card fees as original issue discount ("OID"). Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees constitute OID and must be deferred and amortized over the life of the underlying credit card loans for tax purposes. Cumulatively through March 31, 2003, the Company has deferred approximately $207.8 million in federal income tax under the OID rules. Any assessment similar to what has been proposed by the IRS may ultimately require the Company to pay the federal tax plus state taxes and related interest.

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

NOTE 11 - SEGMENTS

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

                                                   THREE MONTHS ENDED MARCH 31,
                                                               2003
                                                               ----
                         CONSUMER
                         LENDING               ENHANCEMENT          SECURITIZATION        OTHER
                         PRODUCTS                SERVICES           ADJUSTMENTS(a)     ADJUSTMENTS(b)           CONSOLIDATED
                         --------                --------           --------------     --------------           ------------
Interest
  income                $   485,259            $        29           $  (453,098)        $       (29)           $    32,161
Interest expense             64,011                     --               (44,641)                (29)                19,341
                        -----------            -----------           -----------         -----------            -----------
Net interest
  income                    421,248                     29              (408,457)               --                   12,820

Other operating
  income                     88,142                 93,684              (102,155)               --                   79,671
Total revenue               509,390                 93,713              (510,612)               --                   92,491

Income before
  income taxes              (51,262)(c)             51,316(c)               --              (127,495)              (127,441)

Total assets            $ 9,942,909            $    60,068           $(8,318,889)        $   739,094(d)         $ 2,423,182

                                    THREE MONTHS ENDED MARCH 31,
                                              2002
                                              ----
                    CONSUMER
                    LENDING        ENHANCEMENT    SECURITIZATION      OTHER
                    PRODUCTS        SERVICES      ADJUSTMENTS(a)   ADJUSTMENTS(b)   CONSOLIDATED
                    --------        --------      --------------   --------------   ------------
Interest
  income          $   526,678      $     2,328      $  (436,834)   $    (2,328)      $    89,844
Interest
  expense              88,405               --          (53,912)        (2,328)           32,165
                  -----------      -----------      -----------    -----------       -----------
Net interest
  income              438,273            2,328         (382,922)            --            57,679

Other operating
  income              129,971           94,996           32,451             --           257,418
Total revenue         568,244           97,324         (350,471)            --           315,097

Income before
  income taxes        126,701(c)        65,833(c)            --       (120,403)           72,131

Total assets      $11,133,489      $   110,471      $(8,231,616)   $   544,980(d)    $ 3,557,324

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

NOTE 12 - SUBSEQUENT EVENT

         On May 1, 2003, we sold our Arizona facility for cash proceeds of $19.3 million, which approximated its carrying value.

NOTE 13 - SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

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

METRIS COMPANIES INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
MARCH 31, 2003 (AS RESTATED)
(DOLLARS IN THOUSANDS)
UNAUDITED (AS RESTATED)

                                                METRIS
                                              COMPANIES      GUARANTOR     NON-GUARANTOR
                                                 INC.       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                 ----       ------------   ------------    ------------   ------------
ASSETS:
Cash and cash equivalents                    $    (1,538)    $     2,726    $   534,816      $       --    $   536,004
Liquidity reserve deposit                             --              --         69,221              --         69,221
Net credit card loans                              4,770              --        556,158              --        560,928
Retained interest in loans securitized            22,937              --        782,696              --        805,633
Property and equipment, net                           --          54,806         20,399              --         75,205
Purchased portfolio premium, net                     117              --         57,966              --         58,083
Other receivables due from credit card
   securitizations, net                                8              --        114,339              --        114,347
Other assets                                      30,603          63,199        148,228         (38,269)       203,761
Investment in subsidiaries                     1,383,549       1,328,320             --      (2,711,869)            --
                                             -----------     -----------    -----------     -----------    -----------
TOTAL ASSETS                                 $ 1,440,446     $ 1,449,051    $ 2,283,823     $(2,750,138)   $ 2,423,182
                                             ===========     ===========    ===========     ===========    ===========

LIABILITIES:
Deposits                                     $    (1,000)    $        --    $   802,498     $        --    $   801,498
Debt                                             391,957           9,319             --         (43,000)       358,276
Accounts payable                                      73          17,377         37,890          (4,860)        50,480
Deferred income                                       --          12,337        113,485          (2,252)       123,570
Accrued expenses and other liabilities            76,689          26,469          1,630          11,843        116,631
                                             -----------     -----------    -----------     -----------    -----------
TOTAL LIABILITIES                                467,719          65,502        955,503         (38,269)     1,450,455
                                             -----------     -----------    -----------     -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                       972,727       1,383,549      1,328,320      (2,711,869)       972,727
                                             -----------     -----------    -----------     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,440,446     $ 1,449,051    $ 2,283,823     $(2,750,138)   $ 2,423,182
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
                                              ===========     ===========     ===========     ===========     ===========

METRIS COMPANIES INC.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2003 (AS RESTATED)
(DOLLARS IN THOUSANDS)
UNAUDITED (AS RESTATED)

                                               METRIS
                                             COMPANIES    GUARANTOR    NON-GUARANTOR
                                               INC.      SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                               ----      ------------  ------------   ------------    ------------
NET INTEREST INCOME (EXPENSE)               $  (8,706)    $    (818)     $  22,344      $      --       $  12,820
Provision for loan losses                         846            --         43,776            164          44,786
                                            ---------     ---------      ---------      ---------       ---------
NET INTEREST EXPENSE AFTER PROVISION FOR
   LOAN LOSSES                                 (9,552)         (818)       (21,432)          (164)        (31,966)
                                            ---------     ---------      ---------      ---------       ---------
OTHER OPERATING INCOME:
Securitization income and servicing
   income                                     (10,011)           --         20,533           (679)          9,843
Credit card fees, interchange and other
   credit card income                              55        12,543         26,451        (12,730)         26,319
Income from discontinued operations                --         8,998         (8,998)            --              --
Enhancement services revenues                      --           181         47,081         (3,753)         43,509
Intercompany allocations                           75        65,606          9,991        (75,672)             --
                                            ---------     ---------      ---------      ---------       ---------
                                               (9,881)       87,328         95,058        (92,834)         79,671
                                            ---------     ---------      ---------      ---------       ---------
OTHER OPERATING EXPENSE:
Credit card account and other product
   solicitation and marketing expenses             --        12,222         33,754        (12,288)         33,688
Employee compensation                              --        51,211          2,170             --          53,381
Data processing services and
   communications                                  (1)      (21,987)        44,651         (3,485)         19,178
Credit protection claims expense                   --           109         12,197             --          12,306
Occupancy and equipment                            --            --          9,613             --           9,613
Purchased portfolio premium
   amortization                                    11            --          7,697         (1,212)          6,496
MasterCard/Visa assessment and fees                --            --          2,415             --           2,415
Credit card fraud losses                            1            --            939             --             940
Asset impairments, lease write-offs and
   severance                                       --            --         16,777             --          16,777
Other                                              84        39,098        (18,830)            --          20,352
Intercompany allocations                           11        25,626         50,035        (75,672)             --
                                            ---------     ---------      ---------      ---------       ---------
                                                  106       106,279        161,418        (92,657)        175,146
                                            ---------     ---------      ---------      ---------       ---------
LOSS BEFORE INCOME TAX BENEFIT AND
   EQUITY IN LOSS OF SUBSIDIARIES             (19,539)      (19,769)       (87,792)          (341)       (127,441)
Income tax benefit                             (1,439)       (8,120)       (34,935)          (117)        (44,611)
Equity in loss of subsidiaries                (64,730)      (52,857)            --        117,587              --
                                            ---------     ---------      ---------      ---------       ---------
NET LOSS                                    $ (82,830)    $ (64,506)     $ (52,857)     $ 117,363       $ (82,830)
                                            =========     =========      =========      =========       =========

METRIS COMPANIES INC.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2002 (AS RESTATED)
(DOLLARS IN THOUSANDS)
UNAUDITED (AS RESTATED)

                                               METRIS
                                             COMPANIES      GUARANTOR    NON-GUARANTOR
                                                INC.       SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                ----       ------------   ------------  ------------   ------------
Net Interest (Expense) Income                $  (5,482)     $  (1,395)     $  64,556      $      --      $  57,679
Provision for loan losses                           65             --         61,811             --         61,876
                                             ---------      ---------      ---------      ---------      ---------
Net Interest Expense After Provision for
   Loan Losses                                  (5,547)        (1,395)         2,745             --         (4,197)
                                             ---------      ---------      ---------      ---------      ---------
Other Operating Income:
Securitization income and servicing
   income                                           35             --        147,450             --        147,485
Credit card fees, interchange and other
   credit card income                              264          7,923         73,906         (6,434)        75,659
Income from discontinued operations                 --         15,889        (15,889)            --             --
Enhancement services revenues                       --            275         33,999             --         34,274
Intercompany allocations                            30         53,073          9,661        (62,764)            --
                                             ---------      ---------      ---------      ---------      ---------
                                                   329         77,160        249,127        (69,198)       257,418
                                             ---------      ---------      ---------      ---------      ---------
OTHER OPERATING EXPENSE:
Credit card account and other product
   solicitation and marketing expenses              --          2,660         44,593             --         47,253
Employee compensation                              404         49,168          6,976             --         56,548
Data processing services and
   communications                                   23        (19,562)        45,211         (3,366)        22,306
Credit protection claims expense                    --             56          9,123             --          9,179
Occupancy and equipment                             --             --         12,797             --         12,797
Purchased portfolio premium
   amortization                                     --             --          9,362           (907)         8,455
MasterCard/Visa assessment and fees                 --             --          3,834             --          3,834
Credit card fraud losses                            (8)            --          2,236             --          2,228
Other                                               44         26,309         (5,903)        (1,960)        18,490
Intercompany allocations                          (509)        18,078         45,195        (62,764)            --
                                             ---------      ---------      ---------      ---------      ---------
                                                   (46)        76,709        173,424        (68,997)       181,090
                                             ---------      ---------      ---------      ---------      ---------
(LOSS) INCOME BEFORE INCOME TAXES AND
   EQUITY IN (LOSS) INCOME OF SUBSIDIARIES      (5,172)          (944)        78,448           (201)        72,131
Income taxes                                    (1,989)        (1,430)        31,270             --         27,851
Equity in income of subsidiaries                47,463         47,178             --        (94,641)            --
                                             ---------      ---------      ---------      ---------      ---------
NET INCOME                                   $  44,280      $  47,664      $  47,178      $ (94,842)     $  44,280
                                             =========      =========      =========      =========      =========

METRIS COMPANIES INC.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 (AS RESTATED)
(DOLLARS IN THOUSANDS)
UNAUDITED (AS RESTATED)

                                                METRIS
                                              COMPANIES      GUARANTOR   NON-GUARANTOR
                                                 INC.      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ----      ------------   ------------   ------------   ------------
OPERATING ACTIVITIES:
Net cash (used in) provided by operating
   activities                                 $(107,278)     $ (78,724)     $(123,213)     $ 117,363      $(191,852)
                                              ---------      ---------      ---------      ---------      ---------
INVESTING ACTIVITIES:
Proceeds from transfers of portfolios to
   Metris Master Trust                               --             --        205,560             --        205,560
Net cash from loan originations and
   principal collections on loans
   receivable                                   (34,727)            --         67,126             --         32,399
Additions to property and equipment                  --          1,534         (2,035)            --           (501)
Investment in subsidiaries                      142,738        218,206         70,846       (431,790)            --
                                              ---------      ---------      ---------      ---------      ---------
Net cash provided by investing activities       108,011        219,740        341,497       (431,790)       237,458
                                              ---------      ---------      ---------      ---------      ---------
FINANCING ACTIVITIES:
Net increase (decrease) in debt                     729           (102)            --             --            627
Net decrease in deposits                             --             --        (91,256)            --        (91,256)
Proceeds from issuance of common stock              795             --             --             --            795
Capital contributions                                --       (146,297)      (168,130)       314,427             --
                                              ---------      ---------      ---------      ---------      ---------
Net cash (used in) provided by financing
   activities                                     1,524       (146,399)      (259,386)       314,427        (89,834)
                                              ---------      ---------      ---------      ---------      ---------
Net (decrease) increase in cash and cash
   equivalents                                    2,257         (5,383)       (41,102)            --        (44,228)
Cash and cash equivalents at beginning
   of period                                     (3,795)         8,109        575,918             --        580,232
                                              ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of
   period                                     $  (1,538)     $   2,726      $ 534,816      $      --      $ 536,004
                                              =========      =========      =========      =========      =========

METRIS COMPANIES INC.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 (AS RESTATED)
(DOLLARS IN THOUSANDS)
UNAUDITED (AS RESTATED)

                                                 METRIS
                                               COMPANIES    GUARANTOR    NON-GUARANTOR
                                                  INC.     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                  ----     ------------   ------------   ------------    ------------
OPERATING ACTIVITIES:
Net cash provided by operating activities     $ 124,353      $  28,317      $ 118,780      $ (94,842)     $ 176,608
                                              ---------      ---------      ---------      ---------      ---------
INVESTING ACTIVITIES:
Proceeds from transfers of portfolios to
   the Metris Master Trust                           --             --        619,554             --        619,554
Net cash from loan originations and
   principal collections on loans
   receivable                                    (7,873)            --       (220,537)            --       (228,410)
Additions to property and equipment                  --         (3,328)          (317)            --         (3,645)
Investment in subsidiaries                     (112,527)       (42,492)        24,361        130,658             --
                                              ---------      ---------      ---------      ---------      ---------
Net cash (used in) provided by investing
   activities                                  (120,400)       (45,820)       423,061        130,658        387,499
                                              ---------      ---------      ---------      ---------      ---------
FINANCING ACTIVITIES:
Increase (decrease) in debt                         222           (196)      (292,000)            --       (291,974)
Decrease in deposits                                 --             --       (332,122)            --       (332,122)
Cash dividends paid                                (938)            --             --             --           (938)
Proceeds from issuance of common stock            1,823             --             --             --          1,823
Repurchase of common stock                      (17,582)            --             --             --        (17,582)
Capital contributions                                --         18,064         17,752        (35,816)            --
                                              ---------      ---------      ---------      ---------      ---------
Net cash used in financing activities           (16,475)        17,868       (606,370)       (35,816)      (640,793)
                                              ---------      ---------      ---------      ---------      ---------
Net (decrease) increase in cash and cash
   equivalents                                  (12,522)           365        (64,529)            --        (76,686)
Cash and cash equivalents at beginning
   of period                                     17,614          1,505        362,520             --        381,639
                                              ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of
   period                                     $   5,092      $   1,870      $ 297,991      $      --      $ 304,953
                                              =========      =========      =========      =========      =========

ITEM 2.
                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. ("MCI") and its subsidiaries. MCI's principal subsidiaries are Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank" or the "Bank"), Metris Direct, Inc. and Metris Receivables, Inc. MCI and its subsidiaries, as applicable, may be referred to as "we," "us," "our" or the "Company." You should read this discussion along with the following documents for a full understanding of our financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed concurrently with this Quarterly Report on Form 10-Q/A; and our Proxy Statement for the 2003 Annual Meeting of Stockholders. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto for the period ended March 31, 2003.

RESTATEMENTS

         The consolidated statements of income as presented for the three-month periods ended March 31, 2003 and 2002 and the consolidated balance sheets as of March 31, 2003 and December 31, 2002 have been restated to reflect the following:

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

         - The Company corrected its accounting for interest rate caps purchased in May of 2002 and forward to comply with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. These costs had been deferred and amortized over the estimated life of the new debt securities. These instruments are now recorded at fair value. Periods from May 2002 forward have been restated to reflect this correction. This restatement impacts "Retained interests in loans securitized," "Other assets" and "Securitization income."

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

         - In prior periods, we classified interest income, provision for loan losses, and related credit card loan fees generated from retained interests in loans securitized on the income statement as "Interest income-credit card loans" and "Retained interests in loans securitized," "Provision for loan losses" and "Credit card fees, interchange and other credit card income." For all periods presented, these amounts are now included in the estimation of the fair value of the interest-only strip receivable and "Securitization income."

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

         - We classified the liquidity reserve deposit established in March 2003 and other restricted cash deposits maintained at Direct Merchants Bank as "Short-term investments." We have reclassified these items to "Liquidity reserve deposit" for all periods presented.

         - Revenue related to our membership club and warranty business for current and prior periods is classified as "Enhancement services revenue." Claims expense related to this business has been reclassified as "Other" expenses for all periods presented.

         - In addition to the tax effects of the pre-tax restatement amounts, the restated presentation also reflects revised probable amounts of future taxable and deductible temporary differences, resulting in a reclassification of certain deferred income taxes to current income taxes.

RESULTS OF OPERATIONS

         Net loss for the three months ended March 31, 2003 was $82.8 million, down from net income of $44.3 million for the first quarter of 2002. Diluted loss per share for the three months ended March 31, 2003 was $(1.62) compared to diluted earnings per share of $0.46 for the first quarter of 2002. The decrease in net income is primarily due to a decrease in net interest income and other operating income, partially offset by a decrease in the provision for loan losses and other operating expense.

         Net interest income decreased from $57.7 million for the three months ended March 31, 2002 to $12.8 million for the three months ended March 31, 2003. The decrease is primarily due to a decrease in average interest-earning assets of $1.4 billion and a 460 basis point reduction in net interest margin. The decrease in average interest-earning assets is primarily due to the transfer of $1.9 billion of receivables to the Metris Master Trust (the "Master Trust") since March 31, 2002. The decrease in margin is primarily due to a $1.7 billion reduction in average credit card loans, which has resulted in short-term, lower yielding investments increasing to 47% of average interest-earning assets, versus 11% in the first quarter of 2002.

         The provision for loan losses was $44.8 million in the first quarter of 2003 compared to $61.9 million in the first quarter of 2002. The decrease is primarily due to significantly lower credit card receivables. Lower credit card loan balances, decreased net principal charge-offs, and recent delinquency trends were all factors considered by management in determining the necessary balance in the allowance for loan losses.

         Other operating income decreased 69.0% to $79.7 million for the three months ended March 31, 2003 from $257.4 million for the same period in 2002. Securitization income, a component of other operating income, decreased to an expense of $38.0 million for the first quarter of 2003 from income of $102.4 million for the same period in 2002. The decrease was primarily due to a $76.6 million reduction in interest only revenue as a result of an increased default rate on securitized receivables, a $32.2 million increase in loss on replenishment of receivables for the Metris Master Trust, and $34.7 million of additional change in market value losses booked in the first quarter of 2003. Credit card fees, interchange and other credit card income decreased to $26.3 million for the three months ended March 31, 2003, compared to $75.7 million for the same period in 2002. The decrease in credit card fees, interchange and other credit card income is primarily due to the reduction of our credit card portfolio. In addition, effective June 2002, we also amended the Master Trust core transaction documents, which resulted in interchange income earned on receivables held by the Master Trust being recorded as contribution to the excess spread earned.

         Total other operating expenses for the three months ended March 31, 2003, decreased $5.9 million over the comparable period in 2002. Credit card account and other product solicitation and marketing expenses decreased $13.6 million for the three months ended March 31, 2003, largely due to fewer new credit card accounts partially offset by increased enhancement services marketing. Employee compensation decreased $3.2 million for the three months ended March 31, 2003, due to decreased staffing needs. Data processing services and communications decreased $3.1 million for the three months ended March 31, 2003, primarily due to a reduction in our credit card portfolio. These decreases were partially offset by credit protection claims expense increases of $3.1 million for the three months ended March 31, 2003, primarily due to an increase in interest forgiven claims on our debt waiver products, approximately $12.0 million of write-downs of excess property, equipment, and operating leases and a $4.8 million charge for a workforce reduction were recorded in the first quarter of 2003.

         Net Interest Income

         Net interest income consists primarily of interest earned on our credit card loans, less interest expense on borrowings to fund loans. Table 1 provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three month periods ended March 31, 2003 and 2002.

TABLE 1: ANALYSIS OF AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES (Dollars in thousands)

                                                               THREE MONTHS ENDED MARCH 31,
                                                   2003                                           2002
                                  ------------------------------------------------------------------------------------
                                    AVERAGE                          YIELD/     AVERAGE                       YIELD/
                                    BALANCE          INTEREST        RATE      BALANCE        INTEREST         RATE
                                    -------          --------        ----      -------        --------         ----
ASSETS:
Interest-earning assets:
Federal funds sold                $   117,654      $       359        1.2%   $    28,431     $       114           1.6%
Short-term investments                480,628            1,722        1.4%       271,628           1,204           1.8%
Liquidity Reserve Deposit              58,707              173        1.2%            --              --            --
Credit card loans                     751,674           29,907       16.1%     2,502,417          88,526          14.3%
                                  -----------      -----------    -------    -----------     -----------     ---------
Total interest-earning assets     $ 1,408,663      $    32,161        9.3%   $ 2,802,476     $    89,844          13.0%
Other assets                        1,411,030               --         --      1,518,227              --            --
Allowances for loan                        --               --                                        --            --
 losses                              (106,909)              --         --       (407,868)
                                  -----------                                -----------
Total assets                      $ 2,712,784               --         --    $ 3,912,835              --            --
                                  ===========                                ===========
LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits                          $   839,491      $    10,908        5.3%   $ 1,929,909     $    23,653           5.0%
Debt                                  389,640            8,433        8.8%       451,480           8,512           7.6%
                                  -----------      -----------    -------    -----------     -----------     ---------
Total interest-bearing
   liabilities                    $ 1,229,131      $    19,341        6.4%   $ 2,381,389     $    32,165           5.5%
Other liabilities                     467,612               --         --        399,416              --            --
                                  -----------                                -----------
Total liabilities                   1,696,743               --         --      2,780,805              --            --
Stockholders' equity                1,016,041               --         --      1,132,031              --            --
                                  -----------                                -----------
Total liabilities and equity      $ 2,712,784               --         --    $ 3,912,836              --            --
                                  ===========                                ===========
Net interest income and
   interest margin (1)                     --      $    12,820        3.7%            --     $    57,679           8.3%
Net interest rate spread (2)               --               --        2.9%            --              --           7.5%
Return on average assets                   --               --        N/A             --              --           5.4%
Return on average total equity             --               --        N/A             --              --          18.8%

(1) We compute "net interest margin" by dividing annualized net interest income by average total interest-earning assets.

(2) The "net interest rate spread" is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

         Net interest income decreased from $57.7 million for the three months ended March 31, 2002 to $12.8 million for the three months ended March 31, 2003. The decrease is primarily due to a decrease in average interest-earning assets of $1.4 billion and a 460 basis point reduction in net interest margin. The decrease in average interest-earning assets is primarily due to the transfer of $1.9 billion of receivables to the Master Trust since March 31, 2002. The decrease in margin is primarily due to a $1.7 billion reduction in average credit card loans, which has resulted in short-term, lower yielding investments increasing to 47% of average interest-earning assets, versus 11% in the first quarter of 2002.

OTHER OPERATING INCOME

         Other operating income of $79.7 million for the quarter ended March 31, 2003 decreased by $177.7 million as compared to the same period in 2002. Securitization expense of $38.0 million was $140.4 less than the securitization income of $102.4 for the period ended March 31, 2002. Credit card fees, interchange, and other credit card income was $49.3 million lower than the same period in 2002. These negative variances were partially offset by a $9.2 million increase in Enhancement services revenue.

         "Securitization (expense) income" was ($38.0) million for the three-months ended March 31, 2003, compared to $102.4 million for the same period in 2002. The following table details "Securitization (expense) income" for the three-month period ended March 31, 2003 and 2002.

         TABLE 2: ANALYSIS OF SECURITIZATION (EXPENSE) INCOME
         (DOLLARS IN THOUSANDS)

                                                     THREE-MONTHS ENDED
                                                           MARCH 31,
                                                           ---------
                                                    2003           2002
                                                    ----           ----
Loss on new securitization of receivables to
  the Metris Master Trust                        $ (19,955)     $ (25,070)
Loss on replenishment of receivables to
  the Metris Master Trust                          (46,254)       (14,017)
Discount accretion                                  75,674         71,027
Change in fair value                               (83,608)       (48,868)
Interest-only revenue                               58,436        135,082
Transaction and other costs                        (22,263)       (15,708)
                                                 ---------      ---------
  Securitization income                          $ (37,970)     $ 102,446
                                                 =========      =========

         The significant decrease in "Securitization income" in the first quarter of 2003 compared to 2002 reflects a $76.6 million reduction in interest-only revenue due to a 522 basis point decrease in average excess spread in the Metris Master Trust during this period, partially offset by a $858.8 million increase in average principal receivables held in the Metris Master Trust. In addition, net loss on securitization of receivables was $27.1 million higher than the first quarter of 2002, and there was a $34.7 million increase in fair value write-downs due primarily to changes in excess spreads, quarter over quarter.

         "Credit card fees, interchange, and other credit card income" was $26.3 million compared to $75.7 million for the three-months ended March 31, 2003, and 2002, respectively. The decrease for the three-month period is primarily due to a decrease in average "Credit card loans" of $1.7 billion for the three-month period. In addition, effective June 2002, we amended the Metris Master Trust core transaction documents, which resulted in interchange income earned on receivables held by the Metris Master Trust being recorded as contribution to the excess spread earned.

         Enhancement services revenues increased by $9.2 million for the three-months ended March 31, 2003, compared to the three-months ended March 31, 2002. This increase was primarily due to increased enrollments in existing membership products and enrollments from new membership products.

TABLE 3: ENHANCEMENT SERVICES REVENUES AND ACTIVE MEMBERSHIPS (In thousands)

                                   Three Months Ended
                                        March 31,
                                        ---------
                                    2003       2002
                                    ----       ----
Revenues
  Credit Protection Products      $   801     $   961
  Membership Program Products      30,554      17,160
  Warranty / Other                 12,154      16,153
                                  -------     -------
    Total                         $43,509     $34,274
                                  =======     =======

Active Memberships

                                   March 31,    December 31,     March 31,
                                     2003            2002          2002
                                     ----            ----          ----
Credit Protection Products             827            905          1,080
Membership Program Products          3,057          3,248          2,947
Warranty / Other                       815            941          1,560
                                     -----          -----          -----
  Total                              4,699          5,094          5,587
                                     =====          =====          =====

OTHER OPERATING EXPENSE

         Total other operating expenses for the three months ended March 31, 2003, decreased $5.9 million over the comparable period in 2002. Credit card account and other product solicitation and marketing expenses decreased $13.6 million for the three months ended March 31, 2003, largely due to fewer new credit card accounts partially offset by increased enhancement services marketing. Employee compensation decreased $3.2 million for the three months ended March 31, 2003, due to decreased staffing needs. Data processing services and communications decreased $3.1 million for the three months ended March 31, 2003, primarily due to a reduction in our credit card portfolio. These decreases were partially offset by credit protection claims expense increases of $3.1 million for the three months ended March 31, 2003, primarily due to an increase in interest forgiven claims on our debt waiver products, and approximately $12.0 million of write-downs of excess property, equipment, and operating leases and a $4.8 million charge for a workforce reduction were recorded in the first quarter of 2003.

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

TABLE 4: LOAN DELINQUENCY
(Dollars in thousands)

                            MARCH 31,   % OF    DECEMBER 31,   % OF     MARCH 31,    % OF
                              2003      TOTAL       2002       TOTAL      2002       TOTAL
                              ----      -----       ----       -----      ----       -----
Loans outstanding          $  686,285    100%   $    846,417    100%   $ 2,219,800    100%
Loans contractually
     delinquent:
     30 to 59 days             20,921    3.0%          1,673    0.2%        55,101    2.5%
     60 to 89 days             18,390    2.7%          2,121    0.2%        38,023    1.7%
     90 or more days           17,108    2.5%          4,082    0.5%       133,223    6.0%
                           ----------    ---    ------------    ---    -----------   ----
       Total               $   56,419    8.2%   $      7,876    0.9%   $   226,347   10.2%
                           ==========    ===    ============    ===    ===========   ====

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

TABLE 5: NET CHARGE-OFFS
(Dollars in thousands)

                                  THREE MONTHS ENDED
                                       MARCH 31,
                                       ---------
                                 2003           2002
                                 ----           ----
Average credit card loans    $   751,674    $ 2,502,417
Net charge-offs                    8,289         83,678
Net charge-off ratio                 4.5%          13.4%
                             ===========    ===========

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

         The economy has exhibited a significant slowdown over the last two years. Some of the actions we are taking to mitigate this slowdown include expanding our collections strategies to aggressively address any potential delinquency increases. We also leverage forbearance programs and credit counseling services for qualifying cardholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees and other incentives to induce the customer to continue making payments. The amount of customer receivables in debt forbearance programs was $35.3 million or 5% of total credit card loans as of March 31, 2003, compared to $34.7 million or 4% of total credit card loans as of December 31, 2002. All delinquent receivables in debt forbearance programs are included in Table 4.

         The provision for loan losses was $44.8 million for the three months ended March 31, 2003, compared to a provision of $61.9 million for the three months ended March 31, 2002. The decrease in the provision for loan losses in 2003 compared to 2002 is primarily due to lower credit card loan balances and decreased net principal charge-offs due to the sale of delinquent receivables. The allowance for loan losses was $125.4 million as of March 31, 2003, versus $90.3 million as of December 31, 2002. Our roll-rate models, including management contingency, indicated our required allowance for loan losses was in the range of $110 million to $125 million as of March 31, 2003, versus $75 million to $90 million as of December 31, 2002. The ratio of allowance for loan losses to period-end credit card loans was 18.3% at March 31, 2003, compared to 10.7% at December 31, 2002. The allowance for loan losses as a percentage of 30-day plus receivables was 222.2% at March 31, 2003, compared to 1,146.7% at December 31, 2002.

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

Valuation of Retained Interests in Loans Securitized

         Our credit card receivables are primarily funded through asset securitizations. Upon securitization, the Company removes the applicable credit card loans from the balance sheet and recognizes the "Retained interests in loans securitized" at their allocated carrying value in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("SFAS No. 140"). Credit card receivables are sold to the Metris Master Trust at the inception of a securitization series. We also sell Credit card receivables to the Metris Master Trust on a daily basis to replenish receivable balances that have decreased due to payments and charge-offs. The difference between the allocated carrying value and the proceeds from the assets sold is recorded as a gain or loss on sale and is included in "Securitization (expense) income." At the same time, the Company recognizes the "Retained interests in loans securitized."

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

         The following summarizes our "Retained interests in loans securitized" as of March 31, 2003 and December 31, 2002.

TABLE 6: RETAINED INTERESTS IN LOANS SECURITIZED

(In thousands):

                                              MARCH 31,   DECEMBER 31,
                                                2003          2002
                                                ----          ----
Contractual retained interests               $  627,997   $    685,197
Excess transferor's interests                    52,247         57,447
Interest-only strip receivable                    1,531         13,882
Spread accounts receivable                      123,858         51,500
                                             ----------   ------------
Retained interests in loans securitized      $  805,633   $    808,026
                                             ==========   ============

         "Retained interests in loans securitized" decreased by $2.4 million between December 31, 2002, and March 31, 2003, to $805.6 million. The decrease is primarily due to a $57.2 million decrease in contractual retained interests and a $12.4 million decrease in interest-only strip receivables offset by a $72.4 million increase in spread accounts receivable.

         The interest-only strip receivable decreased to $1.5 million as of March 31, 2003, from $13.9 million as of December 31, 2002, due to lower projected excess spreads from the receivables held in the Metris Master Trust. The projected excess spreads have decreased primarily due to higher than expected principal default rates. Spread accounts receivable increased over December 31, 2002, as all excess spread earned on receivables held in the Metris Master Trust is being restricted from release to the Company due to the performance of the receivables. For more information on restricted cash see the Liquidity, Funding and Capital Resources section of the Management Discussion and Analysis on pages 29 through 52.

         At least quarterly, the Company adjusts the valuation of the "Retained interests in loans securitized" to reflect changes in the amount and expected timing of future cash flows. The significant factors that affect the timing and amount of cash flows relate to the collateral assumptions, which include payment rate, default rate, gross yield and discount rate. These values can, and will, vary as a result of changes in the amount and timing of the cash flows and the underlying economic assumptions. The components of retained interests are recorded at their fair value. (See Critical Accounting Policies on page 39 for more information on the valuation of the retained interests). The significant assumptions used for estimating the fair value of the "Retained interests in loans securitized" are as follows:

TABLE 7: SIGNIFICANT ASSUMPTIONS USED FOR ESTIMATING THE FAIR VALUE OF RETAINED INTERESTS

                                             MARCH 31,             DECEMBER 31,
                                               2003                    2002
                                               ----                    ----
Monthly payment rate                            6.7%                   6.7%
Gross yield (1)                                26.0%                  26.0%
Annual interest expense and servicing fees      4.0%                   4.0%
Annual gross principal default rate            22.7%                  21.7%
Discount rate:
  Contractual retained interests               16.0%                  16.0%
  Excess transferor's interests                16.0%                  16.0%
  Interest-only strip receivable               30.0%                  30.0%
  Spread accounts receivable (2)               15.0%                  16.0%

(1)Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries, net of finance charge and fee charge-offs. Gross yield for purposes of estimating fair value does not include interchange income, or cash advance fees.

(2) Beginning on March 31, 2003 the discount rate on spread account balances has been reduced by interest income expected to be earned.

BALANCE SHEET ANALYSIS

         Cash and Cash Equivalents

         Cash and cash equivalents decreased $44.2 million to $536.0 million as of March 31, 2003, compared to $580.2 million as of December 31, 2002. The decrease is primarily due to the establishment of a Liquidity Reserve Deposit required by the Company's Operating Agreement with the OCC as described on page 46.

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

         Deferred Income

         Deferred income decreased $19.5 million to $123.6 million as of March 31, 2003 compared to $143.1 million as of December 31, 2002. The decrease primarily relates to declining enhancement services enrollments, our migration from annual-billed to monthly-billed enhancement service products and the run-off of the ServiceEdge(R) portfolio.

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

         We segment the loan portfolio into several individual liquidating pools with similar credit risk characteristics, and estimate (based on historical experience for similar pools and existing environmental conditions) the dollar amount of principal, accrued finance charges and fees that will charge-off. We then aggregate these pools into prime and subprime portfolios based on the prescribed FICO score cuts, credit counseling programs and various pools of other receivables. We also isolate other potentially higher risk segments such as accounts that are over their credit limit by more than 10%, accounts in suspended status because of receiving benefits under our debt waiver program and accounts of other programs as deemed necessary. We separately analyze the reserve requirement on each of these groups or portfolios.

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

         - trends in volume and the product pricing of accounts, including any concentrations of credit; and

         - impacts from external factors - such as changes in competition, and legal and regulatory requirements - on the level of estimated credit losses in the current portfolio.

         Significant changes in these factors could impact our financial projections and thereby affect the adequacy of our "Allowance for loan losses."

Valuation of Retained Interests in Loans Securitized

         The "Retained interests in loans securitized" on our balance sheet associated with our securitization transactions includes contractual retained interests, excess transferor's interests, interest-only strip receivable, and spread accounts receivable. We determine the fair value of each component of the "Retained interests in loans securitized" at the time a securitization transaction or replenishment sale is completed using a discounted cash flow valuation model and on a quarterly basis thereafter. Any change in the fair value is recorded in "Securitization income."

         The discounted cash flow valuation is limited to the receivables that exist and have been sold to the Metris Master Trust. Therefore, the model assumes current principal receivable balance at the balance sheet date amortizes with no new sales, interchange fees or cash advances. The future cash flows are modeled in accordance with the debt series' legal documents and are applied to all series on a pro-rata basis. Excess fee income, finance charge and recovery cash flows above contractual expense payments are first applied to meet spread accounts receivable requirements then returned to us as part of the interest-only strip receivable. We determine upper and lower valuation limits of the "Retained interests in loans securitized" based on historical and forecasted excess spreads. We then determine the best estimate within the range based on historical trends (weighted heavily toward the low end of the range), adjusted when appropriate, for portfolio forecast information.

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

         Transferor's interests represent undivided interests in receivables that are not pledged to support a specific security series or class and represent our interest in the excess principal receivables held in the Metris Master Trust. The fair value is determined in the same manner as the contractual retained interests and is discounted based on twelve months to maturity. We have subordinated our rights to the excess cash flows on the principal receivables underlying the transferor's interest, thus they are included in the value of the interest-only strip receivable. Spread accounts receivable balances represent cash held by the Metris Master Trust trustee due to performance of the Metris Master Trust and requisite reserves required by certain security series. These balances earn interest and the change in fair value is determined in the same manner as the contractual retained interests.

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

Revenue Recognition on Enhancement Services Products

Debt Waiver Products

         Direct Merchants Bank offers various debt waiver products on receivables it owns as well as securitized receivables. The Company's policy for recognizing debt waiver revenue on receivables sold to the Metris Master Trust was not in accordance GAAP. Historically, the Company recognized revenue in the month following completion of the cancellation period, generally one month. Cash flows related to debt waiver are now included in the valuation of the interest-only strip receivable. All periods presented have been restated to reflect the revised policy. Direct Merchants Bank incurs the related claims and marketing expenses. A reserve is maintained for future death and finance charge claims based on Direct Merchants Bank's historical experience with settlement of such claims. Reserves for pending claims and incurred but not reported claims are recorded in the consolidated balance sheets as "Accrued expenses and other liabilities." Reserves for pending and incurred but not reported claims were $8.6 million as of March 31, 2003, compared to $8.2 million as of December 31, 2002.

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

Warranty Products

         Qualifying warranty acquisition costs are deferred and charged to expense as warranty product fees are recognized. Those incremental direct acquisition costs, which are a result of a contract that is not consummated, are charged to expense as incurred. A successful effort conversion percentage is applied to these incremental direct acquisition costs, which approximates our historical successful effort rate percentage in negotiating warranty products. We amortize these deferred costs using an accelerated amortization methodology, which approximates our historical cancellation experience following the expiration of the manufacturer's contractual cancellation period for the warranty products. Amortization of warranty acquisition costs were $2.0 million and $3.1 million for the three months ended March 31, 2003 and 2002, respectively. All other warranty acquisition costs are expensed as incurred. Deferred warranty acquisition costs amount to $2.2 million and $3.0 million as of March 31, 2003 and December 31, 2002, respectively. The decline in deferred warranty acquisition costs is primarily due to declining enrollments through the first quarter of 2003. In addition, the reduction is a result of the migration to more monthly bill products being sold and the termination of our relationship with certain third-party partners.

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

TABLE 8: LIQUIDITY, FUNDING AND CAPITAL RESOURCES

                                    MARCH 31, 2003                          DECEMBER 31, 2002
                                    --------------                          -----------------
                         DMCCB         OTHER       CONSOLIDATED     DMCCB       OTHER     CONSOLIDATED
                      ----------       -----       ------------     -----       -----     ------------
Cash and due
  from banks          $  88,949      $    1,821    $     90,770   $  58,399   $   4,414   $     62,813
Federal funds
  sold                  102,300              --         102,300      88,000          --         88,000
Short-term
  investments           262,246          80,688         342,934     322,039     107,380        429,419
                      ---------      ----------    ------------   --------    ---------   ------------
Total cash and
  cash
  equivalents         $ 453,495      $   82,509    $    536,004   $ 468,438   $ 111,794   $    580,232
                      =========      ==========    ============   =========   =========   ============

                                               MARCH 31, 2003                DECEMBER 31, 2002
                                               --------------                -----------------
                                                            UNUSED                         UNUSED
                                          OUTSTANDING      CAPACITY      OUTSTANDING      CAPACITY
                                          -----------      ---------     -----------     ---------
ON-BALANCE SHEET FUNDING
Revolving credit line  - July
  2003                                    $        --      $      --    $         --     $ 162,696
Term loan - June 2003                         100,000            N/A         100,000           N/A
10% senior notes - November
  2004                                        100,000            N/A         100,000           N/A
10.125% senior notes -
  July 2006                                   147,046            N/A         146,824           N/A
Thomas H. Lee Equity Fund IV,
  L.P. - March 2004                                --        125,000              --            --
Other                                          11,230            N/A          10,825           N/A
Deposits - various maturities
  through February 2007                       801,498            N/A         892,754           N/A
                                          -----------      ---------    ------------     ---------
  Subtotal                                  1,159,774        125,000       1,250,403       162,696

OFF-BALANCE SHEET FUNDING
Metris Master Trust:
   Term asset backed
       securitizations -
       various maturities
       through January 2009                 7,610,000             --       7,610,000            --
Bank conduits -
   various maturities
   through March 2004                         708,890        684,000       1,177,957       422,043
Metris facility - March 2003                       --             --          48,900        26,100
                                          -----------      ---------    ------------     ---------
     Subtotal                               8,318,890        684,000       8,836,857       448,143
                                          -----------      ---------    ------------     ---------
     Total                                $ 9,478,664      $ 809,000    $ 10,087,260     $ 610,839
                                          ===========      =========    ============     =========

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

         Our contractual cash obligations during the next twelve months as of March 31, 2003 were as follows:

Long-term debt          $  101,310
Operating leases            13,639
Deposits                   328,956
                        ----------
Total                   $  443,905
                        ==========

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

         The following table shows the annualized yields, defaults, costs and excess spreads for the Master Trust on a cash basis:

                                                        THREE MONTHS ENDED MARCH 31,
(In thousands)                                          2003                      2002
                                                        ----                      ----
Gross yield (1)                               $  657,781        27.71%    $  586,680    26.57%
Annual principal defaults                        508,200        21.41%       314,378    14.24%
                                              ----------        ------    ----------    ------
Net portfolio yield                              149,581         6.30%       272,302    12.33%
Annual interest expense and servicing fees
                                                  88,169         3.94%       106,302     4.75%
                                              ----------        ------    ----------    ------
  Net excess spread                           $   61,412         2.36%    $  166,000     7.58%
                                              ===========       ======    ==========    ======

(1) Includes cash flows from finance charges, late, overlimit and cash advance fees, bad debt recoveries, interchange income and debt waiver fees, less finance charge and fee charge-offs.

         The Master Trust and the associated off-balance sheet debt provide for early amortization if certain events occur. These events are described in the applicable prospectus of each securitization transaction. The significant events are (i) one-month and three-month average excess spreads below certain levels,
(ii) negative transferor's interest within the Master Trust or (iii) failure to obtain funding during an accumulation period for a maturing term asset-backed securitization. In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Master Trust. This restricted cash provides additional security to the investors in the Master Trust. We reflect cash restricted from release in the Master Trust as "Other receivables due from credit card securitizations, net" in the consolidated balance sheet. The triggers are related to the performance of the Master Trust, specifically the average of net excess spread over a one-to three-month period.

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

         The Internal Revenue Service ("IRS") has completed its examination of the Company's tax returns through December 31, 1998. The IRS has proposed adjustments to increase the Company's federal income tax by $42.9 million, plus interest of more than $15 million, pertaining to the Company's treatment of certain credit card fees as original issue discount ("OID"). Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees constitute OID and must be deferred and amortized over the life of the underlying credit card loans for tax purposes. Cumulatively through the three months ended March 31, 2003, the Company has deferred more than $207.8 million in federal income tax under the OID rules. An assessment similar to what has been proposed by the IRS may ultimately require the Company to pay the federal tax, state tax and related interest.

         The Company believes its treatment of the fees is appropriate and continues to work with the IRS to resolve the proposed adjustments. The Company's position on the treatment of credit card fees is consistent with that of many other U.S. credit card issuers. We do not expect final settlement or additional tax to be paid. However, both the timing and amount of the final resolution of this matter are uncertain.

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

         Additional information about Direct Merchants Bank's actual capital amounts and ratios are presented in the following table:

                                                   TO BE ADEQUATELY       TO BE WELL
                                   ACTUAL            CAPITALIZED          CAPITALIZED
                                   ------            -----------          -----------
As of March 31, 2003        AMOUNT      RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                            ------      -----      ------     -----      ------     -----
Total Capital              $256,335     34.4%     $ 59,683     8.0%    $ 74,604     10.0%
(to risk-weighted
   assets)
Tier 1 Capital              245,580     32.9%       29,842     4.0%       44,762     6.0%
(to risk-weighted
   assets)
Tier 1 Capital              245,580     18.5%       53,226     4.0%       66,532     5.0%
(to average assets)

                                                   TO BE ADEQUATELY       TO BE WELL
                                   ACTUAL            CAPITALIZED          CAPITALIZED
                                   ------            -----------          -----------
As of December 31, 2002     AMOUNT      RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                            ------      -----      ------     -----      ------     -----
Total Capital              $402,721     30.8%     $140,516     8.0%    $ 130,645    10.0%
(to risk-weighted
   assets)
Tier 1 Capital              385,480     29.5%       52,258     4.0%       78,387     6.0%
(to risk-weighted
   assets)
Tier 1 Capital              385,480     24.7%       62,381     4.0%       77,977     5.0%
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

         - The Bank must maintain minimum capital in the aggregate amount of (i) liquid assets deposited pursuant to the Liquidity Reserve Deposit Agreement discussed below; (ii) the capital required as a result of the 200% risk-weight applied to on-book subprime credit card receivables; and (iii) the minimum capital required under Federal law for a "well capitalized" institution for all remaining assets owned by the Bank.

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

         These and other risks and uncertainties are discussed herein and in the Original 10-Q in "Legal Proceedings" (page 48 of the Original 10-Q), "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 29 - 52 hereof) and "Quantitative and Qualitative Disclosures About Market Risk" (pages 46-47 of the Original 10-Q). Although we have attempted to list comprehensively the major risks and uncertainties, other factors may in the future prove to be important in causing actual results to differ materially from those contained in any forward-looking statement. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

TABLE 9: MANAGED LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)              MARCH 31,       % OF       DECEMBER 31,     % OF      MARCH 31,     % OF
                                      2003          TOTAL          2002         TOTAL       2002        TOTAL
                                      ----          -----          ----         -----       ----        -----
PERIOD-END BALANCES:
Credit card loans                 $     686,285                $    846,417              $ 2,219,800
Receivables held in the
   Metris Master Trust                9,989,060                  10,573,769                9,651,042
                                  -------------                ------------              -----------
Managed                           $  10,675,345                $ 11,420,186              $11,870,842
                                  =============                ============              ===========
Loans contractually
   delinquent:
 Credit card loans                       56,419      8.2%             7,876      0.9%        226,347    10.2%
 Receivables held in the
     Metris Master Trust              1,170,536     11.7%         1,252,073     11.8%        927,764     9.6%
                                  -------------                ------------              -----------
Managed                           $   1,226,955     11.5%      $  1,259,949     11.0%    $ 1,154,111     9.7%
                                  =============                ============              ===========

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                            ---------
                                              2003                         2002
                                              ----                         ----
AVERAGE BALANCES:
Credit card loans                         $     751,674                 $  2,497,941
Receivables held in the Metris Master
   Trust                                     10,405,396                    9,546,574
                                          -------------                 ------------
Managed                                   $  11,157,070                 $ 12,044,515
                                          =============                 ============
Net charge-offs:
        Credit card loans                         8,289      4.5%             83,678    13.6%
Receivables held in the Metris
     Master Trust                               486,486     19.0%            300,496    12.8%
                                          -------------                 ------------
Managed                                   $     494,775     18.0%       $    384,174    12.9%
                                          =============                 ============

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

         Total managed loans decreased $744.8 million to $10.7 billion as of March 31, 2003, compared to $11.4 billion as of December 31, 2002. This was primarily due to a reduction in credit lines, tighter underwriting standards implemented in 2002 and lower new accounts. The amount of credit card receivables in debt forbearance programs was $868.5 million or 8.1% of total managed loans as of March 31, 2003, compared with $860.1 million or 7.5% of managed loans as of December 31, 2002. All delinquent receivables in debt forbearance programs are included in Table 6(a).

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

Net Interest Income

TABLE 10: ANALYSIS OF AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                   2003                2002
                                               ------------        -------------
(Dollars in thousands)
Average interest-earning assets:
    Owned                                      $  1,408,663        $   2,798,000
    Receivables held in the Metris
      Master Trust                               10,405,396            9,546,574
                                               ------------        -------------
Managed                                        $ 11,814,059        $  12,344,574
                                               ============        =============
Net interest income:
   Owned                                       $     12,820        $      57,679
   Receivables held in the Metris Master
       Trust                                        408,427              380,594
                                               ------------        -------------
Managed                                        $    421,247        $     438,273
                                               ============        =============
Net interest margin (1):
   Owned                                                3.7%                 8.4%
   Receivables held in the Metris Master
       Trust                                           15.9%                16.2%
Managed                                                14.5%                14.4%

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

ITEM 4 CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) or 15d-14(c) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO and CFO, have concluded that our disclosure controls and procedures, as of March 31, 2003, were not effective in ensuring that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended ("Exchange Act") are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II. OTHER INFORMATION

ITEM 1. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               10.1 Operating Agreement, dated as of March 18, 2003, between
                    MCI, Direct Merchants Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 99.2 to MCI's Current Report on Form 8-K dated March 19, 2003 (File No. 1-12351)).

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

               11.  Computation of Earnings Per Share

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

               On March 19, 2003, we filed a Current Report on Form 8-K to report that: 1. Metris Receivables, Inc., our wholly owned subsidiary, through the Metris Master Trust, entered into $850 million of 364-day warehouse financing facilities with its bank groups. The availability of funding under these facilities is subject to various conditions, including a net reduction of receivables in the Metris Master Trust; 2. the termination of our $170 million revolving credit facility; and 3. Metris and Direct Merchants Bank entered into an Operating Agreement and related agreements including a Capital Assurance and Liquidity Maintenance Agreement, and a Liquidity Reserve Deposit Agreement each dated March 18, 2003 with the Office of the Comptroller of the Currency designed to ensure the ongoing safety and soundness of the Bank's operations. The operating agreement includes liquidity and capital maintenance provisions for the bank. By entering into this new agreement, the Bank was able to pay a dividend in the amount of $155 million. The Bank's existing formal agreement with the OCC, signed in April 2002, was also terminated.

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

                            METRIS COMPANIES INC.
                            (Registrant)

Date:  April 9, 2004        By: /s/ John A. Witham
                                ------------------
                            John A. Witham
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer and Authorized
                            Officer of Registrant)