Form 10-Q/A
period 2003-06-30
METRIS COMPANIES INC
filed 2004-04-12
CIK 1021061

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-Q/A

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

             Yes [X]                                   No [ ]

As of July 31, 2003, 57,798,577 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                              METRIS COMPANIES INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                  JUNE 30, 2003

                                                                                                                  Page
                                                                                                                  ----
PART I.           FINANCIAL INFORMATION

         ITEM 1. Consolidated Financial Statements (unaudited):
                        Consolidated Balance Sheets............................................................     4
                        Consolidated Statements of Income......................................................     5
                        Consolidated Statements of Changes in
                                 Stockholders' Equity..........................................................     6
                        Consolidated Statements of Cash Flows..................................................     7
                        Notes to Consolidated Financial Statements.............................................     8

         ITEM 2. Management's Discussion and Analysis of
                        Financial Condition and Results of Operations .........................................    32

         ITEM 3. Quantitative and Qualitative Disclosures
                        About Market Risk.....................................................................     N/A

         ITEM 4. Controls and Procedures ......................................................................    56

PART II.          OTHER INFORMATION

         ITEM 1. Legal Proceedings.............................................................................    N/A

         ITEM 2. Changes in Securities.........................................................................    N/A

         ITEM 3. Defaults Upon Senior Securities...............................................................    N/A

         ITEM 4. Submission of Matters to a Vote of Security Holders...........................................    N/A

         ITEM 5. Other Information.............................................................................    N/A

         ITEM 6. Exhibits and Reports on Form 8-K..............................................................    N/A

                 Signatures....................................................................................    59

EXPLANATORY NOTE

         As previously disclosed, Metris Companies Inc. (the "Company") has determined that it will restate its financial results for 1998 through 2002 and for the first three quarters of 2003. This determination was made in connection with the Company's analysis of its method of valuing "Retained interests in loans securitized."

         This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003, initially filed with the Securities and Exchange Commission ("SEC") on August 14, 2003 (the "Original 10-Q"), is being filed to reflect restatements of the following financial statements:(a) consolidated balance sheets as of December 31, 2002 and June 30, 2003; (b) consolidated statements of income for the three and six-months ended June 30, 2003 and 2002 and (c) consolidated statements of cash flows for the three and six-months ended June 30, 2003 and 2002. Included in these restatements, in addition to changes made as a result of the Company's revised accounting policies and procedures related to valuing its retained interests, are corrections to conform with accounting principles generally accepted in the United States of America ("GAAP") related to securitization transaction costs, credit card solicitation costs, interest rate caps and debt waiver revenue associated with credit card receivables sold to the Metris Master Trust, as well as the transfer of allowance for loan losses that was incorrectly classified as a valuation reserve in "Retained interests in loans securitized" as of December 31, 2001. In addition, we have restated certain other prior period amounts to conform with the current period's presentation. For a more detailed description of the restatements, see Note 2 to the accompanying unaudited consolidated financial statements and "Restatements" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q/A.

         This Amendment No. 1 amends and restates Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original 10-Q. No other information in the Original 10-Q is amended hereby. The foregoing items have been amended to reflect the restatements and have not been updated to reflect other events occurring after the filing of the Original 10-Q or to modify or update those disclosures affected by subsequent events. Such matters have been or will be addressed in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on March 2, 2004, the Current Report on Form 8-K filed on March 15, 2004 and any reports filed with the SEC subsequent to the date of this filing.

         We are concurrently filing an amended Annual Report on Form 10-K/A for the year ended December 31, 2002 and amended Quarterly Reports on Form 10-Q/A for the quarter ended March 31, 2003 and for the quarter ended September 30, 2003, containing restated financial statements for the relevant periods. We did not amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to December 31, 2002, and, therefore, the financial statements, auditors' reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

                          PART I. FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)


                                                                                     JUNE 30,
                                                                                      2003                         DECEMBER 31,
                                                                                   AS RESTATED                        2002
                                                                                   (UNAUDITED)                     AS RESTATED
                                                                                  -------------                    -----------
ASSETS:
Cash and due from banks                                                           $      86,518                    $    62,813
Federal funds sold                                                                       33,700                         88,000
Short-term investments                                                                  266,373                        429,419
                                                                                  -------------                    -----------
Cash and cash equivalents                                                               386,591                        580,232
                                                                                  -------------                    -----------
Liquidity reserve deposit                                                                80,590                             --
Credit card loans                                                                       632,913                        846,417
Less:  Allowance for loan losses                                                        109,162                         90,315
                                                                                  -------------                    -----------
Net credit card loans                                                                   523,751                        756,102
                                                                                  -------------                    -----------
Retained interests in loans securitized                                                 852,215                        808,026
Property and equipment, net                                                              51,510                         83,831
Purchased portfolio premium, net                                                         51,584                         64,579
Other receivables due from credit card
   securitizations, net                                                                  92,611                        110,471
Other assets                                                                            207,397                        187,151
                                                                                  -------------                    -----------
     TOTAL ASSETS                                                                 $   2,246,249                    $ 2,590,392
                                                                                  =============                   ===========
LIABILITIES:
Deposits                                                                          $     641,934                    $   892,754
Debt                                                                                    383,237                        357,649
Accounts payable                                                                         49,996                         53,589
Deferred income                                                                         106,134                        143,148
Accrued expenses and other liabilities                                                  115,274                         88,579
                                                                                  -------------                    -----------
     TOTAL LIABILITIES                                                                1,296,575                      1,535,719
                                                                                  -------------                    -----------

STOCKHOLDERS' EQUITY:
Convertible preferred stock - Series C, par
     value $.01 per share; 10,000,000
     shares authorized, 1,208,695 and 1,156,086
     shares issued and outstanding, respectively                                        450,239                        430,642
Common stock, par value $.01 per share;
     300,000,000 shares authorized, 64,853,877
     and 64,223,231 shares issued, respectively                                             648                            642
Paid-in capital                                                                         230,241                        227,376
Unearned compensation                                                                      (292)                           --
Treasury stock - 7,055,300 shares                                                       (58,308)                       (58,308)
Retained earnings                                                                       327,146                        454,321
                                                                                  -------------                    -----------
     TOTAL STOCKHOLDERS' EQUITY                                                         949,674                      1,054,673
                                                                                  -------------                    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   2,246,249                    $ 2,590,392
                                                                                  =============                    ===========

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per-share data) (Unaudited)

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                              JUNE 30,
                                                                 AS RESTATED                           AS RESTATED
                                                                 -----------                           -----------
                                                            2003              2002               2003              2002
                                                            ----              ----               ----              ----
INTEREST INCOME:

Credit card loans                                      $       29,713    $        66,324    $        59,620   $       154,850
Federal funds sold                                                164                110                523               224
Other                                                           1,555              2,358              3,450             3,562
                                                       --------------    ---------------    ---------------   ---------------
Total interest income                                          31,432             68,792             63,593           158,636
                                                       --------------    ---------------    ---------------   ---------------
Deposit interest expense                                        9,597             18,334             20,505            41,987
Other interest expense                                          9,119              8,621             17,552            17,133
                                                       --------------    ---------------    ---------------   ---------------
Total interest expense                                         18,716             26,955             38,057            59,120
                                                       --------------    ---------------    ---------------   ---------------
NET INTEREST INCOME                                            12,716             41,837             25,536            99,516
Provision for loan losses                                      30,033             90,601             74,819           152,477
                                                       --------------    ---------------    ---------------   ---------------
NET INTEREST EXPENSE AFTER
     PROVISION FOR LOAN LOSSES                                (17,317)           (48,764)           (49,283)          (52,961)
                                                       --------------    ---------------    ---------------   ---------------

OTHER OPERATING INCOME:

Securitization income (expense)                                17,707             42,746            (20,263)          145,192
Servicing income on securitized / sold
     receivables                                               45,335             47,528             93,148            92,567
Credit card fees, interchange and other
    credit card income                                         23,460             40,538             49,779           116,197
Enhancement services revenue                                   39,690             36,744             83,199            71,018
                                                       --------------    ---------------    ---------------   ---------------
                                                              126,192            167,556            205,863           424,974
                                                       --------------    ---------------    ---------------   ---------------
OTHER OPERATING EXPENSE:
Credit card account and other product
     solicitation and marketing expenses                       32,032             45,624             65,720            92,877
Employee compensation                                          45,721             54,365             99,102           110,913
Data processing services and communications                    17,034             20,795             36,212            43,101
Credit protection claims expense                                7,646             13,632             19,952            22,811
Occupancy and equipment                                         8,924             12,291             18,537            25,088
Purchased portfolio premium amortization                        6,499              7,743             12,995            16,198
MasterCard/Visa assessment and fees                             2,231              3,583              4,646             7,417
Credit card fraud losses                                        1,069              2,953              2,009             5,181
Asset impairments, lease write-offs and
    severance                                                   6,011              9,523             22,788             9,523
Other                                                          19,307             28,445             39,659            46,935
                                                       --------------    ---------------    ---------------   ---------------
                                                              146,474            198,954            321,620           380,044
                                                       --------------    ---------------    ---------------   ---------------
LOSS BEFORE INCOME TAXES                                      (37,599)           (80,162)          (165,040)           (8,031)
Income tax benefit                                            (12,851)           (30,040)           (57,462)           (2,189)
                                                       --------------    ---------------    ----------------  ---------------
NET (LOSS) INCOME                                             (24,748)           (50,122)          (107,578)           (5,842)
Convertible preferred stock dividends                           9,908              9,394             19,597            18,582
                                                       --------------    ---------------    ---------------   ---------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS            $       (34,656)   $       (59,516)   $      (127,175)  $       (24,424)
                                                       ==============    ===============    ===============   ===============

LOSS PER SHARE:

     Basic                                             $        (0.60)   $         (0.97)   $         (2.22)  $         (0.39)
     Diluted                                           $        (0.60)   $         (0.97)   $         (2.22)  $         (0.39)

SHARES USED TO COMPUTE LOSS PER SHARE:

     Basic                                                     57,462             61,503             57,360            61,844
     Diluted                                                   57,462             61,503             57,360            61,844

DIVIDENDS DECLARED PER COMMON SHARE                                --    $          0.01                 --   $          0.02

          See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands) (Unaudited)



                                                NUMBER OF SHARES        PREFERRED      COMMON      PAID-IN          UNEARNED
                                              PREFERRED     COMMON        STOCK         STOCK      CAPITAL        COMPENSATION
                                            ----------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001 AS
PREVIOUSLY REPORTED                              1,058        63,419   $     393,970  $     642  $    232,413     $    (4,980)
Cumulative restatements to
 prior periods, see Note 2                          --            --              --         --            --              --
                                            ----------    ----------   -------------  ---------  ------------     -----------
BALANCE AT DECEMBER 31, 2001, AS RESTATED        1,058        63,419   $     393,970  $     642  $    232,413     $    (4,980)
Net income (as restated)                            --            --              --         --            --              --
Cash dividends                                      --            --              --         --            --              --
Common stock repurchased                            --        (2,720)             --         --            --              --
Preferred dividends in kind                         48            --          17,928         --            --              --
Issuance of common stock
  under employee benefit  plans                     --           161              --          2         2,255              --
Deferred compensation obligations                   --            76              --          1           967            (968)
Amortization of restricted
  stock                                             --            --              --         --            --             911
                                            ----------    ----------   -------------  ---------  ------------     -----------
BALANCE AT JUNE 30, 2002,
  AS RESTATED                                    1,106        60,936   $     411,898  $     645  $    235,635     $    (5,037)
                                            ==========    ==========   =============  =========  ============     ===========

BALANCE AT DECEMBER 31, 2002 AS PREVIOUSLY
REPORTED                                         1,156        57,168   $     430,642  $     642  $    227,376     $        --
Cumulative restatements to prior
  periods, see Note 2                               --            --              --         --            --              --
BALANCE AT DECEMBER 31, 2002, AS RESTATED        1,156        57,168   $     430,642  $     642  $    227,376     $        --
Net loss (as restated)                              --            --              --         --            --              --
Preferred dividends in kind                         53            --          19,597         --            --              --
Issuance of common stock
  under employee benefit
   plans                                            --           352              --          3         2,367              --
Deferred compensation
   obligations                                      --           303              --          3           546            (549)
Restricted stock  forfeitures                       --           (24)             --         --           (48)             46
Amortization of restricted
   stock                                            --            --              --         --            --             211
                                            ----------    ----------   -------------  ---------  ------------     -----------
BALANCE AT JUNE 30, 2003,
AS RESTATED                                      1,209        57,799   $     450,239  $     648  $    230,241    $       (292)
                                            ==========    ==========   =============  =========  ============     ===========

                                                                                TOTAL
                                                 TREASURY    RETAINED        STOCKHOLDERS'
                                                  STOCK      EARNINGS           EQUITY
                                               -------------------------------------------
BALANCE AT DECEMBER 31, 2001 AS
PREVIOUSLY REPORTED                             $ (13,014)  $     532,924   $  1,141,955
Cumulative restatements to
   prior periods, see Note 2                           --         (36,619)       (36,619)
                                                ---------   -------------   ------------
BALANCE AT DECEMBER 31, 2001, AS RESTATED       $ (13,014)  $     496,305   $  1,105,336
Net income (as restated)                               --          (5,842)        (5,842)
Cash dividends                                         --          (1,892)        (1,892)
Common stock repurchased                          (32,951)             --        (32,951)
Preferred dividends in kind                            --         (17,928)            --
Issuance of common stock   under employee
   benefit  plans                                      --              --          2,257
Deferred compensation
    obligations                                        --              --             --
Amortization of restricted
    stock                                              --              --            911
                                                ---------   -------------   ------------
BALANCE AT JUNE 30, 2002,
  AS RESTATED                                   $ (45,965)  $     470,643   $  1,067,819
                                                =========   =============   ============

BALANCE AT DECEMBER 31, 2002 AS
PREVIOUSLY REPORTED                             $ (58,308)  $     458,673   $  1,059,025
Cumulative restatements to prior
  periods, see Note 2                                  --          (4,352)        (4,352)
BALANCE AT DECEMBER 31, 2002, AS RESTATED       $ (58,308)  $     454,321   $  1,054,673
Net loss (as restated)                                 --        (107,578)      (107,578)
Preferred dividends in kind                            --         (19,597)            --
Issuance of common stock
  under employee benefit
  plans                                                --              --          2,370
Deferred compensation obligations                      --              --             --
Restricted stock forfeitures                           --              --             (2)
Amortization of restricted
  stock                                                --              --            211
                                                ---------   -------------   ------------
BALANCE AT JUNE 30, 2003,
AS RESTATED                                     $ (58,308)  $     327,146   $    949,674
                                                =========   =============   ============

          See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                              --------
                                                                       2003            2002
                                                                   AS RESTATED      AS RESTATED
                                                                   -----------      -----------
OPERATING ACTIVITIES:
Net loss                                                           $  (107,578)     $    (5,842)
Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
Depreciation, amortization, and accretion                              (81,545)         (92,351)
Provision for loan losses                                               74,819          152,477
(Gain) loss from credit card securitization                            123,982           20,695
Asset impairments, lease write-offs, and severance                      22,788            9,523
Market loss on derivative financial instruments                          8,161           12,248
Changes in operating assets and liabilities, net:
       Liquidity Reserve deposit                                       (80,590)              --
       Fair value of retained interests in loans
            securitized                                                103,897          183,201
       Spread accounts receivable                                     (201,314)          29,491
       Other receivables due from credit card securitizations,
            net                                                         17,860           27,888
       Accounts payable and accrued expenses                             4,473           43,459
       Deferred income                                                 (37,014)         (21,008)
       Other                                                           (67,123)           1,759
                                                                   -----------      -----------
Net cash provided by (used in) operating activities                   (219,184)         361,540
                                                                   -----------      -----------
INVESTING ACTIVITIES:

 Proceeds from transfers of portfolios to the Metris Master
    Trust                                                              315,065        1,486,993
Net cash from loan originations and principal collections on
 loans receivable                                                      (84,739)        (370,193)
Disposal of property and equipment                                      19,252               --
Additions to property and equipment                                       (727)          (3,538)
                                                                   -----------      -----------
Net cash provided by investing activities                              248,851        1,113,262
                                                                   -----------      -----------
FINANCING ACTIVITIES:
Proceeds from issuance of debt                                         125,348              153
Repayment of debt                                                     (100,206)        (292,000)
Net decrease in deposits                                              (250,820)        (736,147)
Cash dividends paid                                                         --           (1,892)
Proceeds from issuance of common stock                                   2,370            2,257
Repurchase of common stock                                                  --          (32,951)
                                                                   -----------      -----------
Net cash used in financing activities                                 (223,308)      (1,060,580)
                                                                   -----------      -----------
Net increase (decrease) in cash and cash equivalents                  (193,641)         414,222
Cash and cash equivalents at beginning of period                       580,232          381,639
                                                                   -----------      -----------
Cash and cash equivalents at end of period                         $   386,591      $   795,861
                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES AND CASH FLOW INFORMATION:
Cash paid (received) during the period for:
      Interest                                                     $    36,280      $    61,345
      Income taxes                                                     (31,846)         (16,488)

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

PERVASIVENESS OF ESTIMATES

         We have prepared the consolidated financial statements in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates is our determination of the adequacy of the allowance for loan losses and our determination of the "Fair value of retained interests in loans securitized." The significant factors susceptible to future change that have an impact on these estimates include default rates, payment rates, net interest spreads, liquidity and the ability to finance future receivables activity, and overall economic conditions. As a result, the actual losses in our loan portfolio and the fair value of our retained interests as of June 30, 2003 and December 31, 2002 could materially differ from these estimates. The accompanying unaudited consolidated financial statements do not include an adjustment to the fair value of retained interests that might result from the inability to finance future receivables.

COMPREHENSIVE INCOME

         SFAS No. 130 "Reporting Comprehensive Income," does not apply to our current financial results and therefore, net income equals comprehensive income.

NOTE 2 - RESTATEMENTS

         The consolidated statements of income and cash flows as presented for the three and six-month periods ended June 30, 2003 and 2002 and the consolidated balance sheets as of June 30, 2003 and December 31, 2002 have been restated to reflect the following:

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

- At December 31, 2001 we had $50 million of "Allowance for loan losses" classified as valuation reserve in our "Retained interests in loans securitized." The valuation reserve was transferred to "Allowance for loan losses" through "Provision for loans losses" during the first quarter of 2002. We have restated the December 31, 2001 balance sheet and 2001 income statement and June 30, 2002 income statement to reflect this transfer occurring during the fourth quarter of 2001. This restatement impacts "Allowance for loan losses," "Retained interests in loans securitized," "Provision for loan losses" and "Securitization income."

     The cumulative impact of the above restatements as of December 31, 2001 is a $36.6 million decrease in retained earnings and consists of the following adjustments:



Retained interests in loans securitized                        $        4.6
Allowance for loan losses                                             (50.0)
Transaction costs                                                       6.6
Pre-paid costs                                                        (17.9)
Income tax                                                             20.1
                                                               ------------
                                                               $      (36.6)
                                                               ============


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

See Notes 4,6,7,8,9, 10, 11 and 12, all of which are impacted by these changes.

         The following tables present certain captions of the consolidated financial statements, for all periods presented, which were affected by the restatements.

                                                                JUNE 30,2003                            DECEMBER 31,2002
                                                                ------------                            ----------------
                                                            AS                                       AS
                                                        PREVIOUSLY                               PREVIOUSLY
                                                         REPORTED          AS RESTATED            REPORTED      AS RESTATED
                                                         --------          -----------            --------      -----------
BALANCE SHEETS:
ASSETS:
Short-term investments                                  $   346,963        $  266,373         $       429,419   $   429,419
Liquidity reserve deposit                                        --            80,590                      --            --
Retained interests in loans securitized                   1,623,652                --               1,736,912            --
Less: Valuation allowance                                   858,605                --                 986,517            --
Net retained interests in loans securitized                 765,047           852,215                 750,395       808,026
Other receivables due from credit card
  securitizations, net                                      281,233            92,611                 184,220       110,471
Other assets                                                167,783           207,397                 174,987       187,151

LIABILITIES:

Deferred income                                         $   119,807        $  106,134         $       159,267   $   143,148
Accrued expenses and other liabilities                       92,173           115,274                  72,062        88,579

STOCKHOLDERS' EQUITY

Retained earnings                                       $   398,414        $  327,146         $       458,673   $   454,321

                                                                        THREE-MONTHS ENDED                 THREE-MONTHS ENDED
                                                                           JUNE 30,2003                        JUNE 30,2002
                                                                           ------------                        ------------
                                                                      AS                                     AS
                                                                  PREVIOUSLY                             PREVIOUSLY
                                                                   REPORTED           AS RESTATED         REPORTED   AS RESTATED
                                                                   ---------          ----------         ----------  ----------

STATEMENTS OF INCOME:
Other operating income:
     Securitization income                                         $      --          $   17,707         $       --  $   42,746
     Servicing income on securitized/sold receivables                     --              45,335                 --      47,528
     Net securitization and credit card servicing income              31,110                  --             71,223          --
     Credit card fees, interchange and other credit card income       20,146              23,460             32,759      40,538
     Enhancement services revenue                                     84,954              39,690             95,649      36,744

Other operating expenses:
     Credit card account and other product
     Solicitation and marketing expenses                              28,138              32,032             56,193      45,624
     Enhancement services claims expense                               8,087                  --             15,917          --
     Credit protection claims expenses                                    --               7,646                 --      13,632
     Other                                                            18,866              19,307             26,161      28,445

Loss Before Income Taxes                                             (23,686)            (37,599)           (58,656)    (80,162)
Income tax benefit                                                    (7,982)            (12,851)           (22,282)    (30,040)
Net loss                                                             (15,704)            (24,748)           (36,374)    (50,122)
Loss per share                                                         (0.44)              (0.60)             (0.74)      (0.97)
Diluted loss per share                                                 (0.44)              (0.60)             (0.74)      (0.97)

                                                      SIX-MONTHS ENDED             SIX-MONTHS ENDED
                                                        JUNE 30,2003                 JUNE 30,2002
                                                        -----------                  -------------
                                                      AS                          AS
                                                  PREVIOUSLY                   PREVIOUSLY
                                                   REPORTED     AS RESTATED     REPORTED      AS RESTATED
                                                  ---------     -----------    ---------      -----------
STATEMENTS OF INCOME:
Provision for loan losses                         $  74,819      $  74,819      $ 202,477      $ 152,477
Net interest expense after provision for
  loan losses                                       (49,283)       (49,283)      (102,960)       (52,961)

Other operating income:

    Securitization (expense) income                      --        (20,263)            --        145,192
    Servicing income on securitized/sold
       receivables                                       --         93,148             --         92,567
    Net securitization and credit card
    servicing income                                 87,506             --        228,642             --
         Credit card fees, interchange and
         other credit card income                    41,903         49,779         93,759        116,197
     Enhancement services revenue                   178,638         83,199        190,645         71,018

Other operating expenses:
    Credit card account and other product
          solicitation and marketing expenses        64,192         65,720         96,745         92,877
    Enhancement services claims expense              21,109             --         27,124             --
    Credit protection claims expense                     --         19,952             --         22,811
    Other                                            38,505         39,659         42,622         46,935

(Loss) Income Before Income Taxes                   (61,330)      (165,040)        26,174         (8,031)
Income tax (benefit) expense                        (20,668)       (57,462)        10,208         (2,189)
Net (loss) income                                   (40,662)      (107,578)        15,966         (5,842)
Loss per share                                        (1.05)         (2.22)         (0.04)         (0.39)
Diluted loss per share                                (1.05)         (2.22)         (0.04)         (0.39)

                                                                          SIX-MONTHS ENDED                SIX-MONTHS ENDED
                                                                            JUNE 30,2003                     JUNE 30,2002
                                                                            ------------                     ------------
                                                                       AS                                AS
                                                                   PREVIOUSLY                        PREVIOUSLY
                                                                    REPORTED        AS RESTATED       REPORTED        AS RESTATED
                                                                   -----------      -----------      -----------      -----------
STATEMENTS OF CASH FLOWS:
Net (loss) income                                                  $   (40,662)     $  (107,578)     $    15,966      $    (5,842)
Depreciation, amortization and accretion                                67,518          (81,545)          52,374          (92,351)
Provision for loan losses                                               74,819           74,819          202,477          152,477
Retained interests valuation (income)
  Expense                                                             (131,893)              --           38,126               --
Loss (gain) from credit card securitizations                                --          123,982               --           20,695
Changes in fair value of retained interests
  in loans securitized                                                      --          103,897               --          183,201
Market loss on derivative financial instruments                             --            8,161               --           12,248
Changes in operating assets and liabilities, net:

    Liquidity reserve deposit                                               --          (80,590)              --               --
    Other receivables due from credit card
        securitizations, net                                          (104,500)          17,860           54,024           27,888
    Accounts payable and accrued expenses                               (2,111)           4,473           43,770           43,459
    Deferred income                                                    (39,460)         (37,014)         (17,045)         (21,008)
    Spread accounts receivable                                              --         (201,314)              --           29,491
    Other                                                              (29,477)         (67,123)          36,398            1,759
Net cash (used in) provided by operating activities                   (182,978)        (219,184)         435,613          361,540
Net use of cash from sales and repayments of
    securitized loans                                                 (773,955)              --         (785,856)              --
Net loans collected                                                    733,600               --          337,903               --
Net cash from loan originations and principal
  collections on loans receivable                                           --          (84,739)              --         (370,193)
Net cash provided by investing activities                              293,235          248,851        1,035,502        1,113,262
Net increase (decrease) in cash and cash equivalents                  (113,051)        (193,641)         410,535          414,222
Cash and cash equivalents at end of period                             467,181          386,591          898,621          795,861

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

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                  ------------------------------    -------------------------------
                                                       2003            2002              2003             2002
                                                       ----            ----              ----             ----
Net loss, as restated                              $     (24,748)  $     (50,122)   $     (107,578)  $       (5,842)
Deduct:  Annual stock-based employee
    compensation expense (benefit)determined
    based on the fair value for all awards, net
    of related tax effects                                 3,003           8,631            (4,894)          13,004
                                                   -------------   -------------    --------------   --------------
Pro forma net (loss) income                        $     (21,745)  $     (41,491)   $     (102,684)  $        7,162
                                                   =============   =============    ==============   ==============
Loss per share:

   Basic-as restated                                       (0.60)          (0.97)            (2.22)           (0.39)
                                                   =============   =============    ==============   ==============
   Basic-pro forma                                         (0.66)          (1.11)            (2.13)           (0.61)
                                                   =============   =============    ==============   ==============

   Diluted-as restated                                     (0.60)          (0.97)            (2.22)           (0.39)
                                                   =============   =============    ==============   ==============
   Diluted-pro forma                                       (0.66)          (1.11)            (2.13)           (0.61)
                                                   =============   =============    ==============   ==============

Weighted-average assumptions in option
   valuation:
   Risk-free interest rates                                  1.5%            3.7%              1.5%             3.7%
   Dividend yields                                            --             1.6%               --              1.6%
   Stock volatility factor                                 124.2%           92.9%            110.1%            92.9%
   Expected life of options (in years)                       2.7             6.0               4.2              6.0

     The above pro forma amounts may not be representative of the effects on reported net income for future periods.

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

NOTE 6 - LIQUIDITY RESERVE DEPOSIT

         Direct Merchants Bank has established restricted deposits with third-party depository banks for the purpose of supporting Direct Merchants Bank's funding needs and to satisfy banking regulators' requirements under the Operating Agreement, dated March 18, 2003, among Direct Merchants Bank, MCI and the Office of the Comptroller of the Currency. These deposits are invested in short term liquid investments. As of June 30, 2003, the balance of these deposits was $80.6 million and is classified on the balance sheets as "Liquidity reserve deposit."

NOTE 7 - ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses is as follows:

                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                                     --------                     --------
                                              2003           2002           2003            2002
                                              ----           ----           ----            ----
Balance at beginning of period              $ 125,357      $ 416,914      $  90,315      $ 460,159
Allowance related to assets transferred
  to the Metris Trust                          (2,526)      (147,137)        (3,981)      (168,580)
Provision for loan losses                      30,033         90,601         74,819        152,477
Principal receivables charged-off             (44,789)       (91,595)       (53,470)      (180,486)
Recoveries                                      1,087          6,496          1,479         11,709
                                            ---------      ---------      ---------      ---------
Net principal receivables charged off         (43,702)       (85,099)       (51,991)      (168,777)
                                            ---------      ---------      ---------      ---------
Balance at end of period                    $ 109,162      $ 275,279      $ 109,162      $ 275,279
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

         The following table shows the fair value of the components of the "Retained interests in loans securitized" as of June 30, 2003 and December 31, 2002.

                                                                        JUNE 30,              DECEMBER 31,
                                                                         2003                    2002
                                                                         ----                    ----
Contractual retained interests                                     $          620,943      $          685,197
Excess transferor's interests                                                  54,850                  57,447
Interest-only strip receivable                                                    766                  13,882
Spread accounts receivable                                                    175,656                  51,500
                                                                   ------------------      ------------------
Retained interests in loans securitized                            $          852,215      $          808,026
                                                                   ==================      ==================

         The following table illustrates the significant assumptions used for estimating the fair value of retained interests as of June 30, 2003 and December 31, 2002.

                                                                                       JUNE 30,              DECEMBER 31,
                                                                                         2003                    2002
                                                                                         ----                    ----
Monthly payment rate                                                                      6.7%                   6.7%
Gross yield (1)                                                                          25.6%                  26.0%
Annual interest expense and servicing fees                                                3.8%                   4.0%
Annual gross principal default rate                                                      22.6%                  21.7%
Discount rate:

     Contractual retained interests                                                      16.0%                  16.0%
     Excess transferor's interests                                                       16.0%                  16.0%
     Interest-only strip receivable                                                      30.0%                  30.0%
     Spread accounts receivable (2)                                                      15.0%                  16.0%

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

         At June 30, 2003, the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes are as follows (in millions):

                                                                          ADVERSE IMPACT ON FAIR VALUE
                                                                          ----------------------------
                                                                 10% ADVERSE CHANGE            20% ADVERSE CHANGE
                                                                 ------------------            ------------------
Annual discount rate                                               $         22.2                $        43.5
Monthly payment rate                                                        184.0                        410.0
Gross yield                                                                 166.7                        338.4
Annual interest expense and servicing fees                                   28.1                         56.9
Annual gross principal default rate                                         139.5                        275.1

         As the sensitivity indicates, the value of the Company's retained interests on its balance sheet, as well as reported earnings, could differ significantly if different assumptions or conditions prevail.

NOTE 9 - SECURITIZATION INCOME

         The following summarizes "Securitization (expense) income" for the three and six-month periods ended June 30, 2003 and 2002.

                                                              THREE-MONTHS ENDED             SIX-MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                                   --------                      --------
                                                             2003            2002           2003           2002
                                                             ----            ----           ----           ----
Loss on new securitization of receivables to
      the Metris Master Trust                              $ (12,244)     $ (45,509)     $ (32,199)     $ (70,578)
(Loss) gain on replenishment of receivables
      to the Metris Master Trust                             (45,529)        63,900        (91,783)        49,883
Discount accretion                                            78,812         73,698        154,486        144,726
Change in fair value                                         (20,289)      (134,333)      (103,897)      (183,201)
Interest-only revenue                                         32,243         96,926         90,679        232,008
Transaction and other costs                                  (15,286)       (11,936)       (37,549)       (27,646)
                                                           ---------      ---------      ---------      ---------
    Securitization (expense) income                        $  17,707      $  42,746      $ (20,263)     $ 145,192
                                                           =========      =========      =========      =========

NOTE 10 - INCOME TAX BENEFIT

         The components of the (benefit) provision for income taxes consisted of the following:

                                                   THREE-MONTHS ENDED                         SIX-MONTHS ENDED
                                                        JUNE 30,                                   JUNE 30,
                                              2003                  2002                  2003                  2002
                                              ----                  ----                  ----                  ----
Current:
  Federal                                $       (34,699)       $   34,373           $       (36,690)      $        7,945
  State                                             (483)            1,191                       (59)               1,655
                                         ---------------        ----------           ---------------       --------------
                                                 (35,182)           35,564                   (36,749)               9,600
                                         ---------------        ----------           ----------------      --------------
Deferred:
  Federal                                         21,731           (63,165)                  (20,112)             (11,084)
  State                                              600            (2,439)                     (601)                (705)
                                         ---------------        ----------           ---------------       --------------
                                                  22,331           (65,604)                  (20,713)             (11,789)
                                         ---------------        ----------           ---------------       --------------

Income tax benefit                       $       (12,851)       $  (30,040)          $       (57,462)      $       (2,189)
                                         ===============        ==========           ===============       ==============

         A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

                                                              THREE-MONTHS ENDED     SIX-MONTHS ENDED
                                                                    JUNE 30,              JUNE 30,
                                                              2003         2002       2003         2002
                                                              ----         ----       ----         ----
Statutory federal income tax rate                             35.0%        35.0%      35.0%        35.0%
State income taxes, net of federal
  benefit                                                     (0.2)         1.0        0.3         (7.7)
Other, net                                                    (0.6)         1.5       (0.5)         0.0
                                                              ----         ----       ----         ----
Effective income tax rate                                     34.2%        37.5%      34.8%        27.3%
                                                              ====         ====       ====         ====

Our deferred tax assets and liabilities are as follows:

                                                                                 JUNE 30,   DECEMBER 31,
                                                                                   2003        2002
                                                                                   ----        ----
Deferred income tax assets resulting from future
   deductible and taxable temporary differences:
     Allowance for loan losses and retained
     Interests fair value adjustments                                            $183,846     $172,299
   Deferred revenues                                                               44,626       59,042
   Other                                                                           72,795       68,143
                                                                                 --------     --------
Total deferred tax assets                                                         301,267      299,484

Deferred income tax liabilities resulting from
    future taxable and deductible temporary
    differences:
   Accrued interest on credit card loans                                          207,130      207,984
   Deferred marketing costs                                                        24,864       35,689
   Other                                                                           27,735       34,986
                                                                                 --------     --------
Total deferred tax liabilities                                                    259,729      278,659
                                                                                 --------     --------
Net deferred tax assets                                                          $ 41,538     $ 20,825
                                                                                 ========     ========

         In addition to the tax effects of the pre-tax restatement amounts, the restated presentation also reflects revised probable amounts of future taxable and deductible temporary differences, resulting in a reclassification of certain deferred income taxes to current income taxes. The effects of the reclass for the year ended December 31, 2002 and six-months ended June 30, 2003 amounted to an addition to deferred income taxes of $16.5 million. Such reclasses did not result in any adjustment to net income.

         The Internal Revenue Service ("IRS") has completed its examination of the Company's tax returns through December 31, 1998. The IRS has proposed adjustments to increase the Company's federal income tax by $42.9 million, plus interest of more than $15 million, pertaining to the Company's treatment of certain credit card fees as original issue discount ("OID"). Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees constitute OID and must be deferred and amortized over the life of the underlying credit card loans for tax purposes. Cumulatively through June 30, 2003, the Company has deferred approximately $213.9 million in federal income tax under the OID rules. Any assessment similar to what has been proposed by the IRS may ultimately require the Company to pay the federal tax plus state taxes and related interest.

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

         On July 29, 2003, CPP Holdings Limited, a privately owned provider of assistance products and services throughout Europe, and CPP US Operations Group (collectively with CPP Holding Limited "CPP") purchased the membership and warranty products and operations of the Company's enhancement services segment. Further details are described in Footnote 8 "Subsequent Events." The Company will retain the credit protection and insurance business, and CPP will become the Company's preferred provider of membership and warranty products.

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

                                               THREE MONTHS ENDED JUNE 30, 2003
                                 CONSUMER
                                 LENDING           ENHANCEMENT          SECURITIZATION        OTHER
                                PRODUCTS            SERVICES             ADJUSTMENTS(a)   ADJUSTMENTS(b)        CONSOLIDATED
                             ---------------     ---------------       ---------------   ----------------        -----------
Interest income              $       451,176     $            34       $      (419,744)  $             (34)      $    31,432
Interest
 (expense) income                    (60,198)                 --                41,448                  34           (18,716)
                             ---------------     ---------------       ---------------   -----------------       -----------
Net interest
  income                             390,978                  34              (378,296)                 --            12,716
Other operating
 income                               87,074              84,954               (45,836)                 --           126,192
Total revenue                        478,052              84,988              (424,132)                 --           138,908

Income before
    income taxes                       8,988 (c)          58,703 (c)                --            (105,290)          (37,599)

Total assets                 $     9,467,542     $        50,431       $    (7,860,000)  $         588,276  (d)  $ 2,246,249

                                       THREE MONTHS ENDED JUNE 30, 2002
                        CONSUMER
                        LENDING            ENHANCEMENT      SECURITIZATION        OTHER
                        PRODUCTS            SERVICES        ADJUSTMENTS(a)    ADJUSTMENTS(b)     CONSOLIDATED
                      ------------         ------------      ------------      ------------      ------------
Interest income       $    509,821         $         58      $   (441,029)     $        (58)     $     68,792
Interest
 (expense) income          (80,946)                  --            53,933                58           (26,955)
                      ------------         ------------      ------------      ------------      ------------
Net interest
    Income                 428,875                   58          (387,096)               --            41,837

Other operating
 income                    118,731               95,649           (46,824)               --           167,556
Total revenue              547,606               95,707          (433,920)               --           209,393

Income before
    income taxes            (3,261)(c)           57,556(c)             --          (134,457)          (80,162)

Total assets          $ 10,947,147         $    104,240      $ (8,936,263)     $  1,007,791(d)   $  3,122,915

                                                           SIX MONTHS ENDED JUNE 30, 2003
                                CONSUMER
                                 LENDING               ENHANCEMENT          SECURITIZATION           OTHER
                                 PRODUCTS               SERVICES            ADJUSTMENTS(a)       ADJUSTMENTS(b)     CONSOLIDATED
                              ---------------        ---------------       ------------------    ----------------   ------------
Interest income              $       936,435        $            63       $         (872,842)   $            (63)    $   63,593
Interest
  (expense) income                  (124,209)                    --                   86,089                  63        (38,057)
                             ---------------        ---------------       ------------------    ----------------     ----------
Net interest
  Income                             812,226                     63                 (786,753)                 --         25,536

Other operating
  income                             175,216                178,638                 (147,991)                 --        205,863
Total revenue                        987,442                178,701                 (934,744)                 --        231,399

Income before
  Income taxes                       (38,358) (c)           106,103 (c)                 --              (232,785)      (165,040)

Total assets                 $     9,467,542        $        50,431       $       (7,860,000)   $        588,276 (d) $2,246,249

                                       SIX MONTHS ENDED JUNE 30, 2002
                       CONSUMER
                       LENDING         ENHANCEMENT      SECURITIZATION        OTHER
                       PRODUCTS         SERVICES        ADJUSTMENTS(a)     ADJUSTMENTS(b)    CONSOLIDATED
                     ------------      ------------     -------------      -------------     ------------
Interest income      $  1,036,499      $      2,386      $   (877,863)     $     (2,386)     $    158,636
Interest
  (expense) Income       (169,351)               --           107,845             2,386           (59,120)
                     ------------      ------------      ------------      ------------      ------------
Net interest
    Income                867,148             2,386          (770,018)               --            99,516

Other operating
   income                 248,702           190,645           (14,373)               --           424,974
Total revenue           1,115,850           193,031          (784,391)               --           524,490

Income before
    Income taxes          123,440 (c)       123,389 (c)            --          (254,860)           (8,031)

Total assets         $ 10,947,147      $    104,240      $ (8,936,263)     $  1,007,791 (d)  $  3,122,915

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

NOTE 12 - SUBSEQUENT EVENTS

         On July 29, 2003, we announced the sale of the membership and warranty business of the Enhancement Services segment for proceeds of approximately $45.0 million. We will record a gain related to the sale in the third quarter of 2003.

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

NOTE 13 - SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

         We have various indirect subsidiaries that do not guarantee Company debt. We have prepared condensed consolidating financial statements of the Company, the Guarantor subsidiaries and the non-guarantor subsidiaries for purposes of complying with SEC reporting requirements. Separate financial statements of the guaranteeing subsidiaries and non-guaranteeing subsidiaries are not presented because we have determined that the subsidiaries' financial information would not be material to investors. In the second quarter of 2003, certain subsidiaries were designated as guarantors, which had previously been classified as non-guarantors. The supplemental consolidating financial statements have been reclassified for all periods presented.

                              METRIS COMPANIES INC.
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2003
                             (DOLLARS IN THOUSANDS)
                             UNAUDITED (AS RESTATED)

                                               METRIS
                                             COMPANIES        GUARANTOR      NON-GUARANTOR
                                                INC.        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                             ---------      ------------     ------------     ------------     ------------
ASSETS:
Cash and cash equivalents                   $       (49)     $     1,234      $   385,406      $        --      $   386,591
Retained interests in loans
   securitized                                   24,292               --          827,923               --          852,215
Liquidity reserve deposit                            --               --           80,590               --           80,590
Net credit card loans                             8,393               --          515,358               --          523,751
Property and equipment, net                          --           50,997              513               --           51,510
Purchased portfolio premium,
   net                                              107               --           51,477               --           51,584
Other receivables due from credit card
   securitizations, net                               7               --           92,604               --           92,611
Other assets                                     41,114           57,694          132,237          (23,648)         207,397
Investment in subsidiaries                    1,348,741          918,107               --       (2,266,848)              --
                                            -----------      -----------      -----------      -----------      -----------
TOTAL ASSETS                                $ 1,422,605      $ 1,028,032      $ 2,086,108      $(2,290,496)     $ 2,246,249
                                            ===========      ===========      ===========      ===========      ===========

LIABILITIES:

Deposits                                    $    (1,000)     $        --      $   642,934      $        --      $   641,934
Debt                                            417,023            9,214               --          (43,000)         383,237
Accounts payable                                     97           22,026           32,230           (4,357)          49,996
Deferred income                                      --           10,003           98,206           (2,075)         106,134
Accrued expenses and other
  liabilities                                    56,811         (361,952)         394,631           25,784          115,274
                                            -----------      -----------      -----------      -----------     ------------
TOTAL LIABILITIES                               472,931         (320,709)       1,168,001          (23,648)       1,296,575
                                            -----------      -----------      -----------      -----------     ------------
TOTAL STOCKHOLDERS' EQUITY                      949,674        1,348,741          918,107       (2,266,848)         949,674
                                            -----------      -----------      -----------      -----------     ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      $ 1,422,605      $ 1,028,032      $ 2,086,108      $(2,290,496)     $ 2,246,249
                                            ===========      ===========      ===========      ===========     ============

METRIS COMPANIES INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2002 (AS RESTATED)
(DOLLARS IN THOUSANDS)
UNAUDITED

                                              METRIS
                                            COMPANIES         GUARANTOR        NON-GUARANTOR
                                               INC.          SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS        CONSOLIDATED
                                         ----------------  ----------------   ----------------  -----------------   ---------------
ASSETS:
Cash and cash equivalents                $         (3,795) $          8,109   $        575,918  $              --   $      580,232
Net credit card loans                               3,813                --            752,289                 --          756,102
Retained interests in loans
   securitized                                         --                --            808,026                 --          808,026
Property and equipment, net                            --            63,395             20,436                 --           83,831
Purchased portfolio premium, net                      128                --             64,451                 --           64,579
Other receivables due from credit card
   securitizations, net                                13                --            110,458                 --          110,471
Other assets                                       10,160            44,252            180,591            (47,852)         187,151
Investment in subsidiaries                      1,594,352         1,549,307                 --         (3,143,659)              --
                                         ----------------  ----------------   ----------------  ----------------- - --------------
TOTAL ASSETS                             $      1,604,671  $      1,665,063   $      2,512,169  $      (3,191,511)  $    2,590,392
                                         ================  ================   ================  =================   ==============

LIABILITIES:

Deposits                                 $         (1,000) $             --   $        893,754  $              --    $     892,754
Debt                                              391,228             9,421                 --            (43,000)         357,649
Accounts payable                                       71            20,683             38,949             (6,114)          53,589
Deferred income                                        --            16,681            129,978             (3,511)         143,148
Accrued expenses and other
  liabilities                                     159,699            23,926            (99,819)             4,773           88,579
                                         ----------------  ----------------   ----------------  -----------------   --------------
TOTAL LIABILITIES                                 549,998            70,711            962,862            (47,852)       1,535,719
                                         ----------------  ----------------   ----------------  -----------------   --------------
TOTAL STOCKHOLDERS' EQUITY                      1,054,673         1,594,352          1,549,307         (3,143,659)       1,054,673
                                         ----------------  ----------------   ----------------  -----------------   --------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                $      1,604,671  $      1,665,063   $      2,512,169  $      (3,191,511)   $   2,590,392
                                         ================  ================   ================  =================    =============

                              METRIS COMPANIES INC.
                 SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED JUNE 30, 2003
                             (DOLLARS IN THOUSANDS)
                             UNAUDITED (AS RESTATED)

                                                  METRIS
                                                 COMPANIES    GUARANTOR    NON-GUARANTOR
                                                  INC.       SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ------------  ------------   ------------   ------------
NET INTEREST INCOME
   (EXPENSE)                                     $  (8,682)         915        20,483             --         12,716
Provision for loan losses                              540           --        29,759           (266)        30,033
                                                 ---------    ---------     ---------      ---------      ---------
NET INTEREST INCOME
  (EXPENSE) AFTER PROVISION FOR LOAN LOSSES         (9,222)         915        (9,276)           266        (17,317)
                                                 ---------    ---------     ---------      ---------      ---------
OTHER OPERATING INCOME:
Securitization income                                 (443)                    19,510         (1,360)        17,707
Servicing income on
   securitized / sold
   receivables                                          --           --        45,335             --         45,335
Credit card fees,
   interchange and other
   credit card income                                1,036       19,004        21,476        (18,056)        23,460
Enhancement services
   Revenues                                             --        7,100        34,856         (2,266)        39,690
Intercompany allocations                             5,264       73,725         8,247        (87,236)            --
                                                 ---------     --------     ---------      ---------      ---------
                                                     5,857       99,829       129,424       (108,918)       126,192
                                                 ---------    ---------     ---------      ---------      ---------
OTHER OPERATING EXPENSE:
Credit card account and
   other product solicitation and marketing
   expenses                                             --       18,209        32,733        (18,910)        32,032
Employee compensation                                   --       41,860         3,861             --         45,721
Data processing services and communications              5      (19,717)       39,062         (2,316)        17,034
Credit protection claims
   expense                                              --          (97)        7,743             --          7,646
Occupancy and equipment                                 --           --         8,924             --          8,924
Purchased portfolio premium
  amortization                                          10           --         7,621         (1,132)         6,499
MasterCard/Visa assessment
  and fees                                              --           --         2,231             --          2,231
Credit card fraud losses                                10           --         1,059             --          1,069
Asset impairments, lease
   write-offs and severance                             --           --         6,011             --          6,011
Other                                                5,258       25,342       (11,286)            (7)        19,307
Intercompany allocations                                24       27,420        59,792        (87,236)            --
                                                 ---------    ---------     ---------      ---------      ---------
                                                     5,307       93,017       157,751       (109,601)       146,474
                                                 ---------    ---------     ---------      ---------      ---------
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY
   IN LOSS OF SUBSIDIARIES                          (8,672)       7,727       (37,603)           949        (37,599)
Income tax (benefit)
   Expense                                          (2,846)         936       (11,267)           326        (12,851)
Equity in (loss) income of
  subsidiaries                                     (18,922)     (26,336)           --         45,258             --
                                                 ---------    ---------     ---------      ---------      ---------
NET LOSS                                         $ (24,748)   $ (19,545)    $ (26,336)     $  45,881      $ (24,748)
                                                 =========    =========     =========      =========      =========

                              METRIS COMPANIES INC.
                 SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED JUNE 30, 2002
                             (DOLLARS IN THOUSANDS)
                             UNAUDITED (AS RESTATED)

                                                METRIS
                                               COMPANIES         GUARANTOR        NON-GUARANTOR
                                                 INC.          SUBSIDIARIES       SUBSIDIARIES          ELIMINATIONS   CONSOLIDATED
                                           ----------------  ----------------    ----------------     ----------------  -----------
NET INTEREST (EXPENSE)
   INCOME                                  $         (3,018) $            (60)   $         44,915     $             --  $    41,837
Provision for loan losses                              (798)               --              91,399                   --       90,601
                                           ----------------  ----------------    ----------------     ----------------  -----------
NET INTEREST EXPENSE AFTER PROVISION FOR
   LOAN LOSSES                                       (2,220)              (60)            (46,484)                  --      (48,764)
                                           ----------------  ----------------    -----------------    ----------------  -----------
OTHER OPERATING INCOME:
Securitization income                                (1,777)               --              44,523                            42,746
Servicing income on
   securitized / sold
   receivables                                           --                --              47,528                   --       47,528
Credit card fees,
   interchange and other
   credit card income                                   189             5,796              39,253               (4,700)      40,538
Enhancement services
   revenues                                              --             2,663              34,081                   --       36,744
Intercompany allocations                                 41            72,193              15,127              (87,361)          --
                                           ----------------  ----------------    ----------------     ----------------  -----------
                                                     (1,547)           80,652             180,512              (92,061)     167,556
                                           ----------------  ----------------    ----------------     ----------------  -----------
OTHER OPERATING EXPENSE:
Credit card account and
   other product solicitation
   and marketing expenses                                --            13,974              31,704                  (54)      45,624
Employee compensation                                (1,505)           45,753              10,117                   --       54,365
Data processing services and
   communications                                        13           (23,809)             43,018                1,573       20,795
Credit protection claims
   expense                                               --                --              13,632                   --       13,632
Occupancy and equipment                                  --                --              12,291                   --       12,291
Purchased portfolio premium
 amortization                                            --                --               8,568                 (825)       7,743
MasterCard/Visa assessment
  and fees                                               --                --               3,583                   --        3,583
Credit card fraud losses                                135                --               2,818                   --        2,953
Asset impairments, lease
  write-offs and severance                               --                --               9,523                   --        9,523
Other                                                  (154)           48,690            (13,862)               (6,229)      28,445
Intercompany allocations                                555            23,510              63,296              (87,361)          --
                                           ----------------  ----------------    ----------------     ----------------  -----------
                                                       (956)          108,118             184,688              (92,896)     198,954
                                           ----------------  ----------------    ----------------     ----------------  -----------
(LOSS) BEFORE INCOME TAXES AND EQUITY IN
   LOSS OF SUBSIDIARIES                              (2,811)          (27,526)            (50,660)                 835      (80,162)
Income tax (benefit)

   expense                                             (747)          (13,066)            (16,446)                 219      (30,040)
Equity in loss of
  subsidiaries                                      (48,058)          (34,214)                 --               82,272           --
                                           ----------------   ---------------    ----------------     ----------------  -----------
NET LOSS                                   $        (50,122)  $       (48,674)   $        (34,214)    $         82,888  $   (50,122)
                                           ================   ===============    ================     ================  ===========

                              METRIS COMPANIES INC.
                 SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2003
                             (DOLLARS IN THOUSANDS)
                             UNAUDITED (AS RESTATED)

                                                 METRIS
                                                COMPANIES     GUARANTOR    NON-GUARANTOR
                                                   INC.      SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ---------    ------------  ------------    ------------   ------------
NET INTEREST INCOME
   (EXPENSE)                                      (17,388)            98         42,826             --         25,536
Provision for loan losses                           1,387             --         73,534           (102)        74,819
                                                ---------      ---------      ---------      ---------      ---------
NET INTEREST INCOME
 (EXPENSE) AFTER PROVISION FOR LOAN LOSSES        (18,775)            98        (30,708)           102        (49,283)
                                                ---------      ---------      ---------      ---------      ---------
OTHER OPERATING INCOME:
Securitization income                             (10,454)            --         (7,770)        (2,039)       (20,263)
Servicing income on
   securitized / sold
   receivables                                         --             --         93,148             --         93,148
Credit card fees,
   interchange and other
   credit card income                               1,091         31,547         47,926        (30,785)        49,779
Enhancement services
   revenues                                            --         16,278         72,939         (6,018)        83,199
Intercompany allocations                            5,340        139,332         18,237       (162,909)            --
                                                ---------      ---------      ---------      ---------      ---------
                                                   (4,023)       187,157        224,480       (201,751)       205,863
                                                ---------      ---------      ---------      ---------      ---------
OTHER OPERATING EXPENSE:
Credit card account and
   other product solicitation
    and marketing expenses                             --         30,430         66,489        (31,199)        65,720
Employee compensation                                  --         93,071          6,031             --         99,102
Data processing services and
   communications                                       4        (41,704)        83,713         (5,801)        36,212
Credit protection claims
   expense                                             --             --         19,952             --         19,952
Occupancy and equipment                                --             --         18,537             --         18,537
Purchased portfolio premium
 amortization                                          21             --         15,318         (2,344)        12,995
MasterCard/Visa assessment
 and fees                                              --             --          4,646             --          4,646
Credit card fraud losses                               11             --          1,998             --          2,009
Asset impairments,
  lease write-offs and severance                       --             --         22,788             --         22,788
Other                                               5,342         64,454        (30,130)            (7)        39,659
Intercompany allocations                               35         53,047        109,827       (162,909)            --
                                                ---------      ---------      ---------      ---------      ---------
                                                    5,413        199,298        319,169       (202,260)       321,620
                                                ---------      ---------      ---------      ---------      ---------
LOSS BEFORE INCOME TAXES AND EQUITY IN LOSS
   OF SUBSIDIARIES                                (28,211)       (12,043)      (125,397)           611       (165,040)
Income tax benefit                                 (4,285)        (7,184)       (46,202)           209        (57,462)
Equity in loss of subsidiaries
                                                  (83,652)       (79,195)            --        162,847             --
                                                ---------      ---------      ---------      ---------      ---------
NET LOSS                                        $(107,578)   $   (84,054)     $ (79,195)     $ 163,249      $(107,578)
                                                =========      =========      =========      =========      =========

                              METRIS COMPANIES INC.
                 SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2002
                             (DOLLARS IN THOUSANDS)
                             UNAUDITED (AS RESTATED)

                                                  METRIS
                                                 COMPANIES      GUARANTOR    NON-GUARANTOR
                                                    INC.       SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                 ---------     ------------  ------------  ------------  ------------
NET INTEREST (EXPENSE)
   INCOME                                       $   (8,498)     $  (1,456)     $ 109,470     $       --    $    99,516
Provision for loan losses                             (732)            --        153,209             --        152,477
                                                 ---------      ---------      ---------      ---------      ---------
NET INTEREST EXPENSE AFTER PROVISION FOR
   LOAN LOSSES                                      (7,766)        (1,456)       (43,739)            --        (52,961)
                                                 ---------      ---------      ---------      ---------      ---------
OTHER OPERATING INCOME:
Securitization income                               (1,742)            --        146,934             --        145,192
Servicing income on securitized / sold
   receivables                                          --             --         92,567             --         92,567
Credit card fees,
   interchange and other credit card income            452         13,719        113,160        (11,134)       116,197
Enhancement services
   revenues                                             --         18,825         52,193             --         71,018
Intercompany allocations                                71        125,267         24,787       (150,125)            --
                                                 ---------      ---------      ---------      ---------      ---------
                                                    (1,219)       157,811        429,641       (161,259)       424,974
                                                 ---------      ---------      ---------      ---------      ---------
OTHER OPERATING EXPENSE:
Credit card account and
   other product solicitation and marketing
   expenses                                             --         16,634         76,297            (54)        92,877
Employee compensation                               (1,101)        94,921         17,093             --        110,913
Data processing services and communications             36        (43,371)        88,230         (1,794)        43,101
Credit protection claims expense                        --             --         22,811             --         22,811
Occupancy and equipment                                 --             --         25,088             --         25,088
Purchased portfolio premium
   amortization                                         --             --         17,930         (1,732)        16,198
MasterCard/Visa assessment and fees                     --             --          7,417             --          7,417
Credit card fraud losses                               127             --          5,054             --          5,181
Asset impairments, lease write-offs and
   severance                                            --             --          9,523             --          9,523
Other                                                 (110)        75,054        (19,821)        (8,188)        46,935
Intercompany allocations                                46         41,588        108,491       (150,125)            --
                                                 ---------      ---------      ---------      ---------      ---------
                                                    (1,002)       184,826        358,113       (161,893)       380,044
                                                 ---------      ---------      ---------      ---------      ---------
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY
   IN (LOSS) INCOME OF SUBSIDIARIES                 (7,983)       (28,471)        27,789            634         (8,031)
Income tax (benefit)
   expense                                          (2,736)       (14,497)        14,825            219         (2,189)
Equity in income of subsidiaries                      (595)        12,964             --        (12,369)            --
                                                ----------      ---------      ---------     ----------    -----------
NET INCOME                                      $   (5,842)     $  (1,010)     $  12,964      $ (11,954)     $  (5,842)
                                                ==========      =========      =========     ==========    ===========

                              METRIS COMPANIES INC.
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2003
                             (DOLLARS IN THOUSANDS)
                             UNAUDITED (AS RESTATED)

                                                  METRIS
                                                 COMPANIES       GUARANTOR    NON-GUARANTOR
                                                    INC.        SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                 ---------      ------------  ------------   ------------  ------------
OPERATING ACTIVITIES:

Net cash (used in) provided by operating
   activities                                    $(141,049)     $ (84,492)     $(156,892)     $ 163,249      $(219,184)
                                                 ---------      ---------      ---------      ---------      ---------
INVESTING ACTIVITIES:
Proceeds from transfers of portfolios to the
   Metris Master Trust                                  --             --        315,065             --        315,065
Net cash from loan originations and
   principal collections on loans receivable       (41,582)            --        (43,157)            --        (84,739)
Additions to (disposals of) property and
   equipment                                            --         (1,259)        19,784             --         18,525
Investment in subsidiaries                         158,658        240,640        477,513       (876,811)            --
                                                 ---------      ---------      ---------      ---------      ---------
Net cash provided by investing activities          117,076        239,381        769,205       (876,811)       248,851
                                                 ---------      ---------      ---------      ---------      ---------
FINANCING ACTIVITIES:
Net increase (decrease) in debt                     25,349           (207)            --             --         25,142
Net decrease in deposits                                --             --       (250,820)            --       (250,820)
Proceeds from issuance of common stock               2,370             --             --             --          2,370
Capital contributions                                   --       (161,557)      (552,005)       713,562             --
                                                 ---------      ---------      ---------      ---------      ---------
Net cash (used in) provided by financing
   activities                                       27,719       (161,764)      (802,825)       713,562       (223,308)
                                                 ---------      ---------      ---------      ---------      ---------
Net (decrease) increase in cash and cash
   equivalents                                       3,746         (6,875)      (190,512)            --       (193,641)
Cash and cash equivalents at beginning of
   period                                           (3,795)         8,109        575,918             --        580,232
                                                 ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period       $     (49)     $   1,234      $ 385,406      $      --      $ 386,591
                                                 =========      =========      =========      =========      =========

                              METRIS COMPANIES INC.
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002
                             (DOLLARS IN THOUSANDS)
                             UNAUDITED (AS RESTATED)

                                                     METRIS
                                                    COMPANIES        GUARANTOR      NON-GUARANTOR
                                                       INC.        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   -----------      -----------      -----------      -----------      -----------
OPERATING ACTIVITIES:
Net cash provided by
  operating activities                             $   123,696      $       428      $   249,370      $   (11,954)     $   361,540
                                                   -----------      -----------      -----------      -----------      -----------
INVESTING ACTIVITIES:
Proceeds from transfers of portfolios to the
   Metris Master Trust                                      --               --        1,486,993               --        1,486,993
Net cash from loan originations and
   principal collections on loans receivable               120                          (370,313)              --         (370,193)
Additions to (disposals of) property and
   equipment                                                --           (4,776)           1,238               --           (3,538)
Investment in subsidiaries                              47,949          (16,588)         (88,845)          57,484               --
                                                   -----------      -----------      -----------      -----------      -----------
Net cash (used in) provided by investing
   activities                                           48,069          (21,364)       1,029,073           57,484        1,113,262
                                                   -----------      -----------      -----------      -----------      -----------
FINANCING ACTIVITIES:
Increase (decrease) in debt                                446             (293)        (292,000)              --         (291,847)
Decrease in deposits                                        --               --         (736,147)              --         (736,147)
Cash dividends paid                                     (1,892)              --               --               --           (1,892)
Proceeds from issuance of
  common stock                                           2,257               --               --               --            2,257
Repurchase of common stock                             (32,951)              --               --               --          (32,951)
Capital contributions                                       --           21,702           23,828          (45,530)              --
                                                   -----------      -----------      -----------      -----------      -----------
Net cash (used in) provided by financing
   activities                                          (32,140)          21,409       (1,004,319)         (45,530)      (1,060,580)
                                                   -----------      -----------      -----------      -----------      -----------
Net increase in cash and cash equivalents              139,625              473          274,124               --          414,222
Cash and cash equivalents at beginning of
   period                                               17,614            1,505          362,520               --          381,639
                                                   -----------      -----------      -----------      -----------      -----------
Cash and cash equivalents at end of period         $   157,239      $     1,978      $   636,644      $        --      $   795,861
                                                   ===========      ===========      ===========      ===========      ===========

ITEM 2.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. ("MCI") and its subsidiaries. MCI's principal subsidiaries are Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank" or "DMCCB" or the "Bank"), Metris Direct, Inc. and Metris Receivables, Inc. MCI and its subsidiaries, as applicable, may be referred to as "we," "us," "our" or the "Company." You should read this discussion along with the following documents for a full understanding of our financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, filed concurrently with this Quarterly Report on Form 10-Q/A; and our Proxy Statement for the 2003 Annual Meeting of Stockholders. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto for the period ended June 30, 2003.

RESTATEMENTS

         The consolidated statements of income as presented for the three and six-month periods ended June 30, 2003 and 2002 and the consolidated balance sheets as of June 30, 2003 and December 31, 2002 have been restated to reflect the following:

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

         - At December 31, 2001 we had $50 million of "Allowance for loan losses" classified as valuation reserve in our "Retained interests in loans securitized." The valuation reserve was transferred to "Allowance for loan losses" through "Provision for loans losses" during the first quarter of 2002. We have restated the December 31, 2001 balance sheet and 2001 income statement and June 30, 2002 income statement to reflect this transfer occurring during the fourth quarter of 2001. This restatement impacts "Allowance for loan losses," "Retained interests in loans securitized," "Provision for loan losses" and "Securitization income."

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

         - In prior periods, we classified the liquidity reserve deposit and other restricted cash deposits maintained at Direct Merchants Bank as "Short-term investments." We have reclassified these items to "Liquidity reserve deposit" for all periods presented.

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

RESULTS OF OPERATIONS

         Net loss for the three months ended June 30, 2003 was $24.7 million, compared to a net loss of $50.1 million for the second quarter of 2002. Diluted loss per share for the three months ended June 30, 2003 was ($0.60) compared to a diluted loss per share of ($0.97) for the second quarter of 2002. The decrease in net loss is primarily due to a $60.6 million decrease in the provision for loan losses and a $52.5 million reduction in operating expense, partially offset by a $29.1 million decrease in net interest income and a $41.4 million decrease in other operating income. The provision for loan losses decreased 66.9% to $30.0 million for the second quarter of 2003 from $90.6 million for the same period in 2002. The decrease is primarily due to a $684 million decline in owned credit card receivables and lower delinquency levels, partially offset by higher charge-off rates. Total other operating expenses decreased to $146.5 million in the second quarter of 2003 from $198.9 million for the same period in 2002. During the second quarter of 2003, credit card account and other product solicitation and marketing expenses decreased $13.6 million, largely due to a decrease in credit card marketing expenditures and decreased enhancement services marketing. Employee compensation decreased $8.6 million for the three months ended June 30, 2003, due to lower staffing requirements. Credit protection claims expense decreased $6.0 million for the three months ended June 30, 2003, due to a decrease in covered receivable balances on our debt waiver products.

         These improvements are partially offset by a decline in "Net interest income" of $29.1 million and "Credit card fees, interchange and other credit card income" of $17.1 million primarily due to a decrease in average interest-earning assets of $1.1 billion. The decrease of $25.0 million in net securitization revenue is primarily driven by a loss of $57.8 million on securitization of receivables as compared to a gain of $18.4 million for the same period last year. The increase in loss on replenishment for the three months ended June 30, 2003 over the same period in the prior year is driven by the prior year benefit of receivables purchased from the Bank at a net discount of $91.7 million for the three months ended June 30, 2002 compared to $1.8 million for the three months ended June 30, 2003. Interest only revenue of $32.2 million for the three-months ended June 30, 2003 declined by $64.7 million from $96.9 million for the three-months ended June 30, 2002 due to an increased principal default rate offset by lower cost of funds. These negative variances were partially offset by improvement in the magnitude of the market value write-downs. Market-value write-downs were $20.3 million for the three-months ended June 30, 2003 compared to $134.3 million for the three-months ended June 30, 2002. Market value write-downs decreased from $83.6 million for the three-months ended March 31, 2003 to $20.3 million for the three-months ended June 30, 2003.


         Net loss for the six months ended June 30, 2003 was $107.6 million, up from a net loss of $5.8 million for the first six months of 2002. Diluted loss per share for the six months ended June 30, 2003 was ($2.22) compared to diluted loss per share of ($0.39) for the six months ended June 30, 2002. The $101.8 million increase in net loss primarily relates to a $165.5 million change in securitization income, a decrease of $74.0 million in net interest income and a $66.4 million decrease in credit card fees, interchange and other credit card income. These changes are partially offset by a $77.7 million decrease in provision for loan losses and a $58.4 million decrease in operating expenses.

Net Interest Income

         Net interest income consists primarily of interest earned on our credit card loans, less interest expense on borrowings to fund loans. Table 1 provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three- and six-month periods ended June 30, 2003 and 2002.

TABLE 1: ANALYSIS OF AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES (Dollars in thousands)

                                                                     THREE MONTHS ENDED JUNE 30,
                                                        2003                                            2002
                                   ---------------------------------------------- -------------------------------------------
                                         AVERAGE                       YIELD/         AVERAGE                        YIELD/
                                         BALANCE       INTEREST        RATE           BALANCE           INTEREST     RATE
                                   ---------------   ------------    ---------    ---------------    -------------  ---------
ASSETS:
Interest-earning assets:
Federal funds sold                 $        53,441   $        164          1.2%   $        28,221    $         110        1.6%
Short-term investments                     364,826          1,337          1.5%           477,642            2,358        2.0%
Liquidity Reserve Deposit                   83,786            218          1.0%                --               --         --
Credit card loans                          690,903         29,713         17.3%         1,742,833           66,324       15.3%
                                   ---------------   ------------    ---------    ---------------    -------------  ---------
Total interest-earning assets      $     1,192,956   $     31,432         10.6%   $     2,248,696    $      68,792       12.3%
Other assets                             1,370,203                                      1,484,939
Allowances for loan
 losses                                   (130,106)                                      (309,827)
                                   ---------------                                ----------------
Total assets                       $     2,433,053                                $     3,423,808
                                   ===============                                ===============
LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits                           $       729,021   $      9,597          5.3%   $     1,518,104    $      18,334        4.8%
Debt                                       359,378          9,119         10.2%           356,692            8,621        9.7%
                                   ---------------   ------------    ---------    ---------------    -------------  ---------
Total interest-bearing
   liabilities                     $     1,088,399   $     18,716          6.9%   $     1,874,796    $      26,955        5.8%
Other liabilities                          238,500                                        419,222
                                   ---------------                                ---------------
Total liabilities                        1,326,899                                      2,294,018
Stockholders' equity                     1,106,154                                      1,129,790
                                   ---------------                                ---------------
Total liabilities and equity       $     2,433,053                                $     3,423,808
                                   ===============                                ===============
Net interest income and
   interest margin (1)                               $     12,716          4.3%                      $      41,837        7.5%
Net interest rate spread (2)                                               3.7%                                           6.5%

(1) We compute "net interest margin" by dividing annualized net interest income by average total interest-earning assets.

(2) The "net interest rate spread" is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

         Net interest income decreased from $41.8 million for the three months ended June 30, 2002 to $12.7 million for the three months ended June 30, 2003. The decrease is primarily due to a decrease in average interest-earning assets of $1.1 billion and a 170 basis point reduction in net interest margin. The decrease in average interest-earning assets is primarily due to the transfer of $1.0 billion of receivables to the Master Trust since June 30, 2002. The decrease in margin is primarily due to a $1.0 billion reduction in average credit card loans, which has resulted in short-term, lower yielding investments increasing to 42% of average interest-earning assets, versus 23% in the second quarter of 2002. In addition, we have experienced a 110 basis point increase in our funding costs versus the second quarter of 2002.

TABLE 1: ANALYSIS OF AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES
         (CONT'D)
(Dollars in thousands)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                           2003                                            2002
                                         ------------------------------------------------ ---------------------------------------
                                         AVERAGE                           YIELD/         AVERAGE                          YIELD/
                                         BALANCE          INTEREST          RATE          BALANCE        INTEREST           RATE
                                         -------          --------          ----          -------        --------           ----
ASSETS:
Interest-earning assets:
Federal funds sold                  $          85,370   $        523         1.2%    $        28,326   $         224         1.6%
Short-term investments                        422,407          3,059         1.5%            375,204           3,562         1.9%
Liquidity Reserve Deposit                      71,316            391         1.1%                 --              --           --
Credit card loans                             721,121         59,620        16.7%          2,115,683         154,850        14.8%
                                    -----------------   ------------   ---------     ---------------   -------------   ---------
Total interest-earning assets       $       1,300,214   $     63,593         9.9%    $     2,519,213   $     158,636        12.7%
Other assets                                1,392,723                                      1,551,933
Allowances for loan
  losses                                     (118,572)                                      (358,577)
                                    -----------------                                ---------------
Total assets                        $       2,574,365                                $     3,712,569
                                    =================                                ===============
LIABILITIES AND EQUITY:

Interest-bearing liabilities:
Deposits                            $         783,951   $     20,505         5.3%    $     1,722,869   $      41,987         4.9%
Debt                                          374,425         17,552         9.5%            403,824          17,133         8.6%
                                    -----------------   ------------   ---------     ---------------   -------------   ---------
Total interest-bearing
   liabilities                      $       1,158,376   $     38,057         6.6%    $     2,126,693   $      59,120         5.6%
Other liabilities                             354,643                                        429,177
                                    -----------------                                ---------------
Total liabilities                           1,513,019                                      2,555,870
Stockholders' equity                        1,061,346                                      1,156,699
                                    -----------------                                ---------------
Total liabilities and equity        $       2,574,365                                $     3,712,569
                                    =================                                ===============
Net interest income and
   interest margin (1)                                  $     25,536         4.0%                      $      99,516         8.0%
Net interest rate spread (2)                                                 3.2%                                            7.1%

(1) We compute "net interest margin" by dividing annualized net interest income by average total interest-earning assets.

(2) The "net interest rate spread" is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

         Net interest income decreased from $99.5 million for the six months ended June 30, 2002 to $25.5 million for the six months ended June 30, 2003. The decrease is primarily due to a decrease in average interest-earning assets of $1.2 billion and a 280 basis point reduction in net interest margin. The decrease in average interest-earning assets is primarily due to the transfer of $1.0 billion of receivables to the Master Trust since June 30, 2002. The decrease in margin is primarily due to a $1.4 billion reduction in average credit card loans, which has resulted in short-term, lower yielding investments increasing to 45% of average interest-earning assets, versus 16% for the six months ended June 30, 2002. In addition, we have experienced a 100 basis point increase in our funding costs versus the same period in 2002.

OTHER OPERATING INCOME

         Other operating income decreased $41.4 million and $219.1 million for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002. For the three-month period ended June 30, 2003, securitization income decreased $25.0 million. As detailed below, the change was primarily due to a $64.7 million decrease in interest-only revenue due to lower excess spreads on securitized receivables caused by an increased default rate and attrition in the Master Trust. In addition, loss on securitization was $57.8 million for the period ended June 30, 2003 compared to gains of $18.4 million during the same period last year. These changes were offset by a $114.0 million reduction in the market value write-downs of $20.3 million for the three months ended June 30, 2003 compared to $134.3 million for the three months ended June 30, 2002. Credit card receivables attrition in the Master Trust has caused a decrease in servicing income of $2.2 million. For the six-month period ended June 30, 2003, securitization income (expense) decreased $165.5 million primarily due to losses on replenishment of receivables to the Metris Master Trust. Additionally, interest-only revenue was negatively impacted by $141.3 million due to lower excess spreads caused by increased default rates and attrition of securitized receivables. These impacts were partially offset by a $38.4 million decrease in loss on new securitization and a $79.3 million decrease in downward fair value adjustments.

         The following summarizes "Securitization (expense) income" for the three and six-month periods ended June 30, 2003 and 2002.

TABLE 2: ANALYSIS OF SECURITIZATION (EXPENSE) INCOME
(DOLLARS IN THOUSANDS)

                                                                              THREE-MONTHS ENDED              SIX-MONTHS ENDED
                                                                                   JUNE 30,                        JUNE 30,
                                                                                  --------                         --------
                                                                            2003            2002             2003           2002
                                                                            ----            ----             ----           ----
Loss on new securitization of receivables to
  the Metris Master Trust                                               $    (12,244)   $    (45,509)    $    (32,199)   $ (70,578)
(Loss) gain on replenishment of receivables to the Metris Master
         Trust                                                               (45,529)         63,900          (91,783)      49,883
Discount accretion                                                            78,812          73,698          154,486      144,726
Change in fair value                                                         (20,289)       (134,333)        (103,897)    (183,201)
Interest-only revenue                                                         32,243          96,926           90,679      232,008
Transaction and other costs                                                  (15,286)        (11,936)         (37,549)     (27,646)
                                                                        ------------    ------------     ------------    ---------
         Securitization (expense) income                                $     17,707    $     42,746     $    (20,263)   $ 145,192
                                                                        ============   =============     ============    =========

         Credit card fees, interchange and other credit card income decreased $17.1 million and $66.4 million for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002. The decrease in credit card fees, interchange and other credit card income, for both the three- and six-month periods, is primarily due to a decrease in average owned credit card receivables of $1.0 billion and $1.4 billion for the respective three- and six-month periods. Partially offsetting this decline was an amendment to the core transaction documents of the Master Trust agreement, effective June 2002, resulting in interchange income earned on receivables held by the Master Trust being recorded as contribution to the excess spread earned.

         Enhancement services revenues increased by $2.9 million and $12.2 million for the three- and six-months ended June 30, 2003. This increase was primarily due to increased enrollments in existing membership products and enrollments from new membership products.

TABLE 3: ENHANCEMENT SERVICES REVENUES AND ACTIVE MEMBERSHIPS (In thousands)

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                                   -------                            --------
REVENUES                                                   2003             2002              2003             2002
                                                           ----             ----              ----             ----
  Membership Program Products                                 28,609           21,108            59,163            38,268
  Warranty / Other                                            11,081           15,636            24,036            32,750
                                                      --------------   --------------    --------------    --------------
    Total                                             $       39,690   $       36,744    $       83,199    $       71,018
                                                      ==============   ==============    ==============    ==============

                                                             JUNE 30,              DECEMBER 31,             JUNE 30,
                                                             -------               -----------              --------
ACTIVE MEMBERSHIPS                                             2003                    2002                   2002
                                                               ----                    ----                   ----
  Credit Protection Products                                       773                    905                   1,056
  Membership Program Products                                    2,823                  3,248                   3,085
  Warranty / Other                                                 686                    941                   1,346
                                                           -----------            -----------             -----------
    Total                                                        4,282                  5,094                   5,487
                                                           ===========            ===========             ===========

OTHER OPERATING EXPENSE

          Total other operating expenses for the three- and six-month periods ended June 30, 2003, decreased $52.5 million and $58.4 million over the comparable periods in 2002. Credit card account and other product solicitation and marketing expenses decreased $13.6 million and $27.2 million over the comparable periods in 2002, largely due to fewer new credit card accounts and decreased enhancement services marketing expenses. Employee compensation decreased $8.6 million and $11.8 million over comparable periods in 2002, due to lower staffing requirements. Data processing services and communications decreased $3.8 million and $6.9 million for the three- and six-month periods ended June 30, 2003, primarily due to the reduction in our credit card portfolio. Credit protection claims expense decreased $6.0 million and $2.9 million for the three- and six-month periods ended June 30, 2003, primarily due to a decrease in receivable balances covered by our debt waiver products. Occupancy and Equipment expenses decreased $3.4 million and $6.6 million over comparable periods in 2002 due to decreased space requirements. Asset impairments, lease write-offs and severance decreased $3.5 million and increased $13.3 million for the three- and six-month periods ended June 30, 2003 to $6.0 million and $22.8 million from $9.5 million and $9.5 million for the same periods in 2002. During the first quarter of 2003, we recorded approximately $12.0 million of write-downs of excess property, equipment, and operating leases and a $4.8 million charge for a workforce reduction. In the second quarter of 2003, we recorded an additional $0.9 million for a workforce reduction and wrote off the unamortized portion of the commitment fee of $5.1 million related to a backup financing facility entered into in March of 2003 with Thomas H. Lee Equity Fund IV, L.P. The commitment was replaced in June 2003. In the second quarter of 2002, a write-down of $10 million was taken for portfolios of charged-off loans purchased in 2001 and 2000. Other expenses decreased $9.1 million and $7.3 million for the three- and six-month periods ended June 30, 2003, compared to comparable periods in 2002. The decreases were primarily due to reductions in professional fees of $5.3 million and $1.5 million and travel and entertainment of $1.2 million and $2.2 million for the three- and six-month periods ended June 30, 2003, respectively.

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

         We use credit line analyses, account management and customer transaction authorization procedures to minimize loan losses. Our risk models determine initial credit lines at the time of underwriting. We manage credit lines on an ongoing basis and adjust them based on customer usage and payment patterns. We continually monitor customer accounts and initiate appropriate collection activities when an account is delinquent or over-limit.

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

TABLE 4: LOAN DELINQUENCY
(Dollars in thousands)

                                            JUNE 30,            % OF    DECEMBER 31,   % OF      JUNE 30,      % OF
                                              2003              TOTAL      2002        TOTAL      2002         TOTAL
                                              ----              -----      ----        -----      ----         -----
Loans outstanding                     $          632,913       100%    $  846,417       100%     $ 1,317,238    100%
Loans contractually
delinquent:
     30 to 59 days                                19,699       3.1%         1,673       0.2%          41,382    3.1%
     60 to 89 days                                17,668       2.8%         2,121       0.2%          35,161    2.7%
     90 or more days                              10,899       1.7%         4,082       0.5%          72,360    5.5%
                                      ------------------       ---     ----------       ---      -----------    ---
       Total                          $           48,266       7.6%    $    7,876       0.9%     $   148,903   11.3%
                                      ==================       ===     ==========       ===      ===========   ====

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

TABLE 5: NET CHARGE-OFFS
(Dollars in thousands)

                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         JUNE 30,                             JUNE 30,
                                                 2003            2002               2003                 2002
                                                 ----            ----               ----                 ----
     Average credit card loans           $         690,903   $ 1,742,833         $ 721,121           $ 2,115,683
     Net charge-offs                                43,702        85,099            51,991               168,777
     Net charge-off ratio                             25.4%         19.6%             14.5%                 16.1%
                                         =================   ===========         =========           ===========

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

         The provision for loan losses was $30.0 million and $74.8 million for the three- and six-month periods ended June 30, 2003, compared to a provision of $90.6 million and $152.5 million for the same periods in 2002. The decrease in the provision for loan losses in 2003 compared to 2002 is primarily due to lower credit card loans. The allowance for loan losses was $109.2 million as of June 30, 2003, versus $90.3 million as of December 31, 2002. Our roll-rate models, including management contingency, indicated our required allowance for loan losses was in the range of $99 million to $109.2 million as of June 30, 2003, versus $75 million to $90.3 million as of December 31, 2002. The ratio of allowance for loan losses to period-end credit card loans was 17.2% at June 30, 2003, compared to 10.7% at December 31, 2002. The allowance for loan losses as a percentage of 30-day plus receivables was 226.2% at June 30, 2003, compared to 1146.7% at December 31, 2002.

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

         The following summarizes our "Retained interests in loans securitized" as of March 31, 2003 and December 31, 2002.

TABLE 6: RETAINED INTERESTS IN LOANS SECURITIZED

                                                                   JUNE 30,                DECEMBER 31,
         (In thousands):                                            2003                     2002
                                                                    ----                     ----
Contractual retained interests                                  $     620,943           $       685,197
Excess transferor's interests                                          54,850                    57,447
Interest-only strip receivable                                            766                    13,882
Spread accounts receivable                                            175,656                    51,500
                                                                -------------           ---------------
Retained interests in loans securitized                         $     852,215           $       808,026
                                                                =============           ===============

         "Retained interests in loans securitized" increased by $44.2 million between December 31, 2002, and June 30, 2003, to $852.2 million. The increase is primarily due to a $124.2 million increase in spread accounts receivable offset by a $64.2 million decrease in contractual retained interests and a $13.1 million reduction in the interest-only strip receivable.

         The interest-only strip receivable decreased to $0.8 million as of June 30, 2003, from $13.9 million as of December 31, 2002, due to lower projected excess spreads from the receivables held in the Metris Master Trust. The projected excess spreads have decreased primarily due to expected decreases in yield and by expected increases in the principal default rates. Spread accounts receivable increased over December 31, 2002, as all excess spread earned on receivables held in the Metris Master Trust is being restricted from release to the Company due to the performance of the receivables. For more information on restricted cash see the Liquidity, Funding and Capital Resources section of the Management Discussion and Analysis on pages 31 through 55.

         At least quarterly, the Company adjusts the valuation of the "Retained interests in loans securitized" to reflect changes in the amount and expected timing of future cash flows. The significant factors that affect the timing and amount of cash flows relate to the collateral assumptions, which include payment rate, default rate, gross yield and discount rate. These values can, and will, vary as a result of changes in the amount and timing of the cash flows and the underlying economic assumptions. The components of retained interests are recorded at their fair value. (See Critical Accounting Policies on page 43 for more information on the valuation of the retained interests). The significant assumptions used for estimating the fair value of the "Retained interests in loans securitized" are as follows:

TABLE 7: SIGNIFICANT ASSUMPTIONS USED FOR ESTIMATING THE FAIR VALUE OF RETAINED INTERESTS

                                                               JUNE 30,              DECEMBER 31,
                                                                 2003                    2002
                                                                 ----                    ----
Monthly payment rate                                              6.7%                   6.7%
Gross yield (1)                                                  25.6%                  26.0%
Annual interest expense and servicing fees                        3.8%                   4.0%
Annual gross principal default rate                              22.6%                  21.7%
Discount rate:
     Contractual retained interests                              16.0%                  16.0%
     Excess transferor's interests                               16.0%                  16.0%
     Interest-only strip receivable                              30.0%                  30.0%
     Spread accounts receivable (2)                              15.0%                  16.0%

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

BALANCE SHEET ANALYSIS

         Cash and Cash Equivalents

         Cash and cash equivalents decreased $193.6 million to $386.6 million as of June 30, 2003, compared to $580.2 million as of December 31, 2002. The decrease is primarily due to the reduction in deposits of $250.9 million and the establishment of a $80.6 million liquidity reserve required by the Company's Operating Agreement with the OCC as described on page 52 offset by sales of receivables from Direct Merchants Bank to the Master Trust.

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

         Deferred Income

         Deferred income decreased $37.0 million to $106.1 million as of June 30, 2003 compared to $143.1 million as of December 31, 2002. The decrease primarily relates to declining enhancement services enrollments,, our migration from annual-billed to monthly-billed enhancement service products and the expiration of the ServiceEdge(R) extended warranty contracts.

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

Revenue Recognition on Enhancement Services Products

Debt Waiver Products

     Direct Merchants Bank offers various debt waiver products on receivables it owns as well as securitized receivables. The Company's policy for recognizing debt waiver revenue on receivables sold to the Metris Master Trust was not in accordance with GAAP. Historically, the Company recognized revenue in the month following completion of the cancellation period, generally one month. Cash flows related to debt waiver are now included in the valuation of the interest-only strip receivable. All periods presented have been restated to reflect the revised policy. Direct Merchants Bank incurs the related claims and marketing expenses. A reserve is maintained for future death and finance charge claims based on Direct Merchants Bank's historical experience with settlement of such claims. Reserves for pending claims and incurred but not reported claims are recorded in the consolidated balance sheets in "Accrued expenses and other liabilities." Reserves for pending and incurred but not reported claims were $7.8 million as of June 30, 2003, compared to $8.2 million as of December 31, 2002.

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

TABLE 8: LIQUIDITY, FUNDING AND CAPITAL RESOURCES

                                              JUNE 30, 2003                                         DECEMBER 31, 2002
                                              -------------                                         -----------------
                              DMCCB             OTHER          CONSOLIDATED         DMCCB             OTHER        CONSOLIDATED
                        ---------------   ---------------  ------------------   ---------------   ---------------  -----------
Cash and due from
    banks               $        85,412   $         1,106  $           86,518   $        58,399   $         4,414  $    62,813
Federal funds
    sold                         33,700                --              33,700            88,000                --       88,000
Short-term
    investments                 209,157            57,216             266,373           322,039           107,380      429,419
                        ---------------   ---------------  ------------------   ---------------   ---------------  -----------
Total cash and
  cash
  equivalents           $       328,269   $        58,322  $          386,591   $       468,438   $       111,794  $   580,232
                        ===============   ===============  ==================   ===============   ===============  ===========

                                                             JUNE 30, 2003                     DECEMBER 31, 2002
                                                             -------------                     -----------------
                                                                           UNUSED                             UNUSED
ON-BALANCE SHEET FUNDING                          OUTSTANDING             CAPACITY         OUTSTANDING       CAPACITY
                                               ----------------      -----------------   ---------------   ------------

Revolving credit line  - July
   2003                                        $             --      $              --   $            --   $    162,696
Term loan - June 2003                                        --                    N/A           100,000            N/A
10% senior notes - November 2004                        100,000                    N/A           100,000            N/A
10.125% senior notes -
   July 2006                                            147,270                    N/A           146,824            N/A
Term loan - June 2004                                   125,000                    N/A                --             --
Other                                                    10,967                    N/A            10,825            N/A
Deposits - various maturities through
  February 2007                                         641,934                    N/A           892,754            N/A
                                               ----------------      -----------------   ---------------   ------------
     Subtotal                                  $      1,025,171      $              --   $     1,250,403   $    162,696

OFF-BALANCE SHEET FUNDING

Master Trust:
     Term asset backed
      securitizations -
      various maturities
      through January 2009                            7,010,000                     --         7,610,000             --
     Conduits - maturing
         March 2004                                     850,000                     --         1,177,957        422,043
Metris facility - March 2003                                 --                     --            48,900         26,100
                                               ----------------      -----------------   ---------------   ------------
     Subtotal                                         7,860,000                     --         8,836,857        448,143
                                               ----------------      -----------------   ---------------   ------------
     Total                                     $      8,885,171      $              --   $    10,087,260   $    610,839
                                               ================      =================   ================  ============

         Our contractual cash obligations during the next twelve months as of June 30, 2003 are as follows:

Long-term debt                          $        126,167
Operating leases                                  13,019
Deposits                                         182,705
                                        ----------------
Total                                   $        321,891
                                        ================

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

         The following table shows the annualized yields, defaults, costs and excess spreads for the Master Trust on a cash basis:

                                                                     THREE MONTHS ENDED JUNE 30,
(In thousands)                                                2003                                   2002
                                                              ----                                   ----
Gross yield (1)                              $        608,762          26.86%        $        616,011          25.98%
Annual principal defaults                             477,392          21.06%                 373,257          15.74%
                                             ----------------          -----         ----------------          -----
Net portfolio yield                                   131,370           5.80%                 242,754          10.24%
Annual interest expense and
servicing fees                                         83,575           3.86%                 100,048           4.33%
                                             ----------------          -----         ----------------          -----
     Net excess spread                       $         47,795           1.94%        $        142,706           5.91%
                                             ================          =====         ================          =====

                                                                     SIX MONTHS ENDED JUNE 30,
(In thousands)                                                2003                                    2002
                                                              ----                                    ----
Gross yield (1)                               $      1,266,543         27.29%        $      1,202,691          26.27%
Annual principal defaults                              985,592         21.23%                 687,636          15.02%
                                              ----------------         -----          ---------------          -----
Net portfolio yield                                    280,951          6.06%                 515,055          11.25%
Annual interest expense and servicing
   fees                                                171,744          3.90%                 206,350           4.54%
                                              ----------------          ----          ---------------          -----
     Net excess spread                        $        109,207          2.16%        $        308,705           6.71%
                                              ================          ====          ===============          =====

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

         The $125 million term loan was issued pursuant to an Amended and Restated Senior Secured Credit Agreement dated as of June 18, 2003 (the "Credit Agreement"). The loan matures June 27, 2004 and carries a fixed interest rate of 12% plus a monthly performance interest payment, which is indexed to the monthly excess spread in the Master Trust. The funds were used to pay off a $100 million term loan that matured in June of 2003. The terms of the Credit Agreement, under which the loan was issued, require mandatory prepayment of a portion of the principal if the Company receives funds due to the sale of certain Company assets. We were therefore required to make a $22.5 million principal repayment from the proceeds of the sale of our membership and warranty business. We are bound by certain covenants under the Credit Agreement as filed July 11, 2003 on Form 8-K. As of June 30, 2003, we were in compliance with all covenants under the Credit Agreement. In addition, under the agreement, Direct Merchants Bank dividends paid to MCI are limited to Bank earnings not to exceed $20 million per quarter.

         The Internal Revenue Service ("IRS") has recently completed its examination of the Company's tax returns through December 31, 1998. The IRS has proposed adjustments to increase the Company's federal income tax by $42.9 million, plus interest of more than $15 million, pertaining to the Company's treatment of certain credit card fees as original issue discount ("OID"). Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees constitute OID and must be deferred and amortized over the life of the underlying credit card loans for tax purposes. Cumulatively through the year ended June 30, 2003, the Company has deferred approximately $213.9 million in federal income tax under the OID rules. Any assessment similar to what has been proposed by the IRS may ultimately require the Company to pay the federal tax, state tax and related interest.

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

         Additionally, the Bank must maintain minimum capital in the aggregate amount of (i) liquid assets deposited pursuant to the Liquidity Reserve Deposit Agreement discussed below; (ii) the capital required as a result of the 200% risk-weight applied to on-book subprime credit card receivables; and (iii) the minimum capital required under Federal law for a "well capitalized" institution for all remaining assets owned by the Bank. Under these more stringent guidelines, Direct Merchants Bank's total capital ratio as of June 30, 2003 was 17.2% and Direct Merchants Bank was considered a "well-capitalized" depository institution under regulations of the OCC (including FFIEC subprime guidelines).

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

         Additional information about Direct Merchants Bank's actual capital amounts and ratios are presented in the following table:

                                                                                    TO BE
                                                                                  ADEQUATELY                 TO BE WELL
                                                        ACTUAL                   CAPITALIZED                CAPITALIZED
                                                        ------                   -----------                -----------
AS OF JUNE 30, 2003                              AMOUNT         RATIO        AMOUNT         RATIO      AMOUNT           RATIO
                                                 ------         -----        ------         -----      ------           -----
Total Capital                              $       259,364      39.4%    $      52,614       8.0%   $      65,768       10.0%
(to risk-weighted
   assets)

Tier 1 Capital                                     249,917      38.0%           26,307       4.0%          39,461        6.0%
(to risk-weighted
   assets)

Tier 1 Capital                                     249,917      21.8%           45,841       4.0%          57,301        5.0%
(to average assets)

                                                                                TO BE
                                                                              ADEQUATELY           TO BE WELL
                                                       ACTUAL                 CAPITALIZED         CAPITALIZED
                                                       ------                 -----------         -----------
AS OF DECEMBER 31, 2002                         AMOUNT       RATIO        AMOUNT        RATIO   AMOUNT     RATIO
                                                ------       -----        ------        -----   ------     -----
Total Capital                              $       402,721   30.8%       $104,516       8.0%   $130,645    10.0%
(to risk-weighted
  assets)

Tier 1 Capital                                     385,480   29.5%         52,258       4.0%     78,387     6.0%
(to risk-weighted
  assets)

Tier 1 Capital                                     385,480   24.7%         62,381       4.0%     77,977     5.0%
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

         - The Bank is working with the OCC to develop a written strategic plan establishing objectives for the Bank's overall risk profile, earning performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, product line development and marketing segments.

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

         In July of 2003, the OCC requested and Direct Merchants Bank agreed to eliminate federally insured deposits at the Bank, or the risk thereof to the FDIC, by September 30, 2003. The Bank estimates that it will have approximately $565 million of insured deposits at September 30, 2003. The Bank also estimates it will have approximately $375 million of unencumbered cash and approximately $500 million of available gross receivables at September 30, 2003 to meet this obligation. We have received preliminary proposals from financing sources, and we are working with our financial advisors on a variety of options to achieve this goal. These options may include additional conduit financing or the sale of credit card receivables to third parties. If we do not eliminate federally insured deposits, or the risk thereof, by September 30, 2003, the OCC could pursue various enforcement options.

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

         These and other risks and uncertainties are discussed herein and in the Original 10-Q in "Legal Proceedings" (page 48 of the Original 10-Q), "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 32-56 hereof) and "Quantitative and Qualitative Disclosures About Market Risk" (pages 46-47 of the Original 10-Q). Although we have attempted to list comprehensively the major risks and uncertainties, other factors may in the future prove to be important in causing actual results to differ materially from those contained in any forward-looking statement. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

TABLE 9: MANAGED LOAN PORTFOLIO
(Dollars in thousands)                          JUNE 30,      % OF       DECEMBER 31,        % OF         JUNE 30,         % OF
                                                 2003         TOTAL         2002             TOTAL          2002           TOTAL
                                                ------        -----         ----             -----          ----           -----
PERIOD-END BALANCES:
Credit card loans                         $          632,913            $           846,417         $       1,317,238
     Receivables held in the Metris
     Master Trust                                  9,483,652                     10,573,769                10,477,057
                                          ------------------            -------------------         -----------------
Managed                                   $       10,116,565            $        11,420,186         $      11,794,295
                                          ==================            ===================         =================
Loans contractually delinquent:

Credit card loans                                     48,266  7.6%                    7,876    0.9%           148,903      11.3%
Receivables held in the Metris
    Master Trust                                   1,084,241  11.4%               1,252,073   11.8%         1,047,236      10.0%
                                          ------------------            -------------------         -----------------
Managed                                   $        1,132,507  11.2%     $         1,259,949   11.0% $       1,196,139      10.1%
                                          ==================            ===================         =================

                                          THREE MONTHS ENDED                                   SIX MONTHS ENDED
                                               JUNE 30,                                            JUNE 30,
                                               --------                                            --------
                                    2003                     2002                      2003                       2002
                                    ----                     ----                      ----                       ----
AVERAGE BALANCES:
Credit card loans            $         690,903         $       1,737,626        $         721,121          $       2,115,683
Receivables held in the
   Metris Master Trust               9,771,210                10,163,087               10,086,551                  9,856,534
                             -----------------         -----------------        -----------------          -----------------
Managed                      $      10,462,113         $      11,900,713        $      10,807,672          $      11,972,217
                             =================         =================        =================          =================

NET CHARGE-OFFS:
Credit card loans            $          43,702  25.4%  $          85,099  19.6% $          51,991   14.6%  $         168,777  16.1%
Receivables held in the
   Metris Master Trust                 454,914  18.7%            356,688  14.1%           942,431   18.8%            657,687  13.5%
                             -----------------         -----------------        -----------------          -----------------
Managed                      $         498,616  19.1%  $         441,787  14.9% $         994,422   18.6%  $         826,464  13.9%
                             =================         =================        =================          =================

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

Net Interest Income

TABLE 10: ANALYSIS OF AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES

                                                         THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                              JUNE 30,                                    JUNE 30,
                                                    2003                   2002                  2003                 2002
                                                    ----                   ----                  ----                 ----
(Dollars in thousands)
Average interest-earning assets:
    Owned                                   $       1,192,956      $       2,243,490     $       1,300,214     $       2,519,213
    Receivables held in the Metris
      Master Trust                                  9,771,210             10,163,201            10,086,551             9,856,591
                                            -----------------      -----------------     -----------------     -----------------
Managed                                     $      10,964,166      $      12,406,691     $      11,386,765     $      12,375,804
                                            =================      =================     =================     =================
Net interest income:
   Owned                                    $          12,717      $          41,838     $          25,537     $          99,516
   Receivables held in the Metris
     Master Trust                                     378,324                387,036               786,751               767,631
                                            -----------------      -----------------     -----------------     -----------------
Managed                                     $         391,041      $         428,874     $         812,288    $          867,147
                                            =================      =================     =================    ==================
Net interest margin (1):
   Owned                                                  4.3%                   7.5%                  4.0%                  8.0%
   Retained interests and
      investors' interests in
      loans securitized                                  15.5%                  15.3%                 15.7%                 15.7%
Managed                                                  14.3%                  13.9%                 14.4%                 14.1%

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

ITEM 4 CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) or 15d-14(c) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO and CFO, have concluded that our disclosure controls and procedures, as of June 30, 2003, were not effective in ensuring that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended ("Exchange Act") are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II.  OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits:

                     10.1 Amended and Restated Senior Secured Credit Agreement, dated as of June 18, 2003, among Metris Companies Inc., the Lenders from time to time parties thereto, Goldman Sachs Credit Partners L.P. as Administrative Agent, and Deutsche Bank Trust Companies America as Collateral Agent (Incorporated by reference to Exhibit 10 to MCI's Current Report on Form 8-K dated July 11, 2003 (File No. [1-12351])).

                     10.2 First Amendment to the Amended and Restated Senior Secured Credit Agreement and to credit Agreement Reserve Securities Account Control Agreement, dated as of July 29, 2003 among Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Goldman Sachs Credit Partners L.P. as Administrative Agent, and Deutsche Bank Trust Companies America As Collateral Agent. (Previously filed as an exhibit to the Original 10-Q, which was filed with the Securities and Exchange Commission on July 15, 2003).

                     10.3 Asset Purchase Agreement Dated July 29, 2003 by and among Metris Companies Inc., Metris Direct, Inc., Metris Direct Services, Inc., Metris Travel Services Inc., Metris Club Services, Inc., Metris Warranty Services, Inc., and Metris Warranty Services of Florida, Inc., CPP Holdings Limited and CPP US Operations Group, LLC. (Previously filed as an exhibit to the Original 10-Q, which was filed with the Securities and Exchange Commission on July 15, 2003).

                     10.4 Transition Services Agreement dated July 29, 2003 by and among CPP Holdings Limited and CPP US Operations Group, LLC and Metris Companies Inc. and MES Insurance Agency, LLC. (Previously filed as an exhibit to the Original 10-Q, which was filed with the Securities and Exchange Commission on July 15,
                             2003).

                     10.5 Employee Leasing Agreement dated July 29, 2003, by and between CPP Holdings Limited and CPP US Operations Group, LLC and Metris Companies Inc. (Previously filed as an exhibit to the Original 10-Q, which was filed with the Securities and Exchange Commission on July 15, 2003).

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

                            METRIS COMPANIES INC.
                            (Registrant)

Date:  April 9, 2004        By: /s/John A. Witham
                                -------------
                            John A. Witham
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer and Authorized
                            Officer of Registrant)