Form 10-Q/A
period 2003-09-30
METRIS COMPANIES INC
filed 2004-04-12
CIK 1021061

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

         ITEM 4. Submission of Matters to a Vote of Security Holders....................68

         ITEM 5. Other Information......................................................68

         ITEM 6. Exhibits and Reports on Form 8-K.......................................68

                 Signature..............................................................71

                              EXPLANATORY NOTE #1

         This Amendment No. 1 on Form 10-Q amends Part I, Item 1 and 2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, to make certain changes to numbers appearing in the consolidated statements of cash flows (page 8), Note 2 (page 10) and Note 9 (page 30) to the Registrant's financial statements. These changes restate prior information filed to correct identified clerical errors or conform the affected numbers to the presentation of the Company's restated financial information being filed concurrently with the SEC for the quarterly periods ended June 30, 2003, and March 31, 2003, and the annual periods ended December 31, 2002, 2001 and 2000. The principal clerical error identified was related to earnings per share in the three months ended March 31, 2003, which was originally reported as ($0.94) per share and correctly stated is ($1.62) per share. The conforming adjustments related primarily to classification of items on the statement of cash flows as operating or investing activities, the classification of items within net securitization income (note 9), and the classification of items related to interest and fee income and provision for loan losses on loans securitized in the 2001 and 2000 income statements. In addition, in connection with the filing of this Form 10-Q/A-1 and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Form 10-Q/A-1 certain currently dated certifications. No other changes have been made to the Form 10-Q for the fiscal quarter ended September 30, 2003 and this Form 10-Q/A-1 does not modify or update the disclosure contained in the Form 10-Q in any way other than as required to reflect the amendments discussed above and reflected below.

                              EXPLANATORY NOTE #2

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

                                                       KPMG LLP

Minneapolis, Minnesota
March 2, 2004, except for note 2,
which is dated April 9, 2004

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
                                                                ==============    ==============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per-share data) (Unaudited)


                                                          THREE-MONTHS ENDED           NINE-MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                        2003            2002          2003           2002
                                                     AS RESTATED    AS RESTATED    AS RESTATED    AS RESTATED
                                                     -----------    -----------    -----------    -----------
INTEREST INCOME:
Credit card loans                                    $    23,250    $    27,433    $    82,870    $   182,283
Federal funds sold                                           264            145            787            369
Other                                                      1,142          3,838          4,592          7,400
                                                     -----------    -----------    -----------    -----------
Total interest income                                     24,656         31,416         88,249        190,052
                                                     -----------    -----------    -----------    -----------
Deposit interest expense                                   7,882         14,453         28,387         56,440
Other interest expense                                    14,414          8,799         31,966         25,932
                                                     -----------    -----------    -----------    -----------
Total interest expense                                    22,296         23,252         60,353         82,372
                                                     -----------    -----------    -----------    -----------
NET INTEREST INCOME                                        2,360          8,164         27,896        107,680
Provision for loan losses                                 33,019         26,340        107,838        178,817
                                                     -----------    -----------    -----------    -----------
NET INTEREST EXPENSE AFTER
   PROVISION FOR LOAN LOSSES                             (30,659)       (18,176)       (79,942)       (71,137)
                                                     -----------    -----------    -----------    -----------

OTHER OPERATING INCOME:
Securitization income                                     93,779        148,313         73,516        293,505
Servicing income on securitized / sold receivables        43,849         51,948        136,997        144,515
Credit card fees, interchange and other
   credit card income                                     17,934         19,749         67,713        135,946
Enhancement services revenue                              16,549         42,957         99,748        113,975
Loss on sale of credit card loans                       (117,183)            --       (117,183)            --
Gain on sale of membership club and warranty
   business                                               80,391             --         80,391             --
                                                     -----------    -----------    -----------    -----------
                                                         135,319        262,967        341,182        687,941
                                                     -----------    -----------    -----------    -----------
OTHER OPERATING EXPENSE:
Credit card account and other product
   solicitation and marketing expenses                    19,325         47,625         85,045        140,502
Employee compensation                                     41,997         51,875        141,099        162,788
Data processing services and communications               16,770         20,054         52,982         63,155
Credit protection claims expense                           6,585         11,452         26,537         34,263
Occupancy and equipment                                    8,716         11,665         27,253         36,753
Purchased portfolio premium amortization                   8,107          7,232         21,102         23,430
MasterCard/Visa assessment and fees                        2,444          3,377          7,090         10,794
Credit card fraud losses                                     988          1,981          2,997          7,162
Asset impairments, lease write-offs and severance         29,976             --         52,764          9,523
Loss on sale of deposits                                  32,963             --         32,963             --
Other                                                     28,965         19,279         68,624         66,214
                                                     -----------    -----------    -----------    -----------
                                                         196,836        174,540        518,456        554,584
                                                     -----------    -----------    -----------    -----------
(LOSS) INCOME BEFORE INCOME TAXES                        (92,176)        70,251       (257,216)        62,220
Income tax (benefit) expense                             (17,198)        25,201        (74,660)        23,012
                                                     -----------    -----------    -----------    -----------
NET (LOSS) INCOME                                        (74,978)        45,050       (182,556)        39,208
Convertible preferred stock dividends                     10,131          9,605         29,728         28,187
                                                     -----------    -----------    -----------    -----------
NET (LOSS) INCOME APPLICABLE TO COMMON
  STOCKHOLDERS                                       $   (85,109)   $    35,445    $  (212,284)   $    11,021
                                                     ===========    ===========    ===========    ===========
(LOSS) INCOME PER SHARE:
     Basic                                           $     (1.48)   $      0.50    $     (3.70)   $      0.18
     Diluted                                         $     (1.48)   $      0.50    $     (3.70)   $      0.18
SHARES USED TO COMPUTE LOSS PER SHARE:
     Basic                                                57,546         89,574         57,426         60,653
     Diluted                                              57,546         89,579         57,426         60,965
DIVIDENDS DECLARED PER COMMON SHARE                           --    $      0.01             --    $      0.03

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
                                                    =============    ===========   ===========    ============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

                                                                                              NINE-MONTHS
                                                                            NINE-MONTHS          ENDED
                                                                              ENDED           SEPTEMBER 30,
                                                                            SEPTEMBER 30,        2002
                                                                               2003           AS RESTATED
                                                                          ---------------    ---------------
    OPERATING ACTIVITIES:
    Net (loss) income                                                     $      (182,556)   $        39,208
    Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
    Depreciation, amortization, and accretion                                    (135,733)          (135,904)
    Provision for loan losses                                                     107,838            178,817
    (Gain) loss from credit card securitization                                   182,788              1,618
    Gain on sale of membership club and warranty business                         (80,391)                --
    Asset impairments, lease write-offs, and severance                             52,764              9,523
    Loss on sale of deposits                                                       32,963                 --
    Market loss on derivative financial instruments                                 6,169             15,195
    Changes in operating assets and liabilities, net:
            Liquidity Reserve deposit                                             (83,875)                --
            Fair value of retained interests in loans securitized                  70,333            270,357
            Spread accounts receivable                                           (242,290)            26,219
            Other receivables due from credit card securitizations, net            24,981             26,322
            Accounts payable and accrued expenses                                 (12,007)           (19,409)
            Deferred income                                                       (37,568)           (37,602)
            Other                                                                 (19,305)            30,851
                                                                          ---------------    ---------------
    Net cash (used in) provided by operating activities                          (315,889)           405,195
                                                                          ---------------    ---------------
    INVESTING ACTIVITIES:
    Proceeds from transfers of portfolios to the Metris Master Trust              670,965          2,098,022
    Net cash from loan originations and principal collections on loans
      receivable                                                                 (417,614)          (603,044)
    Proceeds from sales of credit card portfolios to third parties                494,784                 --
    Proceeds from sale of club and warranty business                               45,000                 --
    Disposal of property and equipment                                             25,151                 --
    Additions to property and equipment                                              (538)            (5,607)
                                                                          ---------------    ---------------
    Net cash provided by investing activities                                     817,748          1,489,371
                                                                          ---------------    ---------------
    FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                                125,606                214
    Repayment of debt                                                            (132,417)          (292,000)
    Sale of deposits                                                             (559,282)                --
    Net decrease in deposits                                                     (327,174)          (958,779)
    Premium paid and transaction costs on sale of deposits                        (32,963)                --
    Cash dividends paid                                                                --             (2,805)
    Proceeds from issuance of common stock                                          2,551              2,681
    Repurchase of common stock                                                         --            (43,717)
                                                                          ---------------    ---------------
    Net cash used in financing activities                                        (923,679)        (1,294,406)
                                                                          ---------------    ---------------
    Net (decrease) increase in cash and cash equivalents                         (421,820)           600,160
    Cash and cash equivalents at beginning of period                              580,232            381,639
                                                                          ---------------    ---------------
    Cash and cash equivalents at end of period                            $       158,412    $       981,799
                                                                          ===============    ===============
SUPPLEMENTAL DISCLOSURES AND CASH FLOW INFORMATION:
Cash paid (received) during the period for:
   Interest                                                               $        59,395    $        87,025
   Income taxes                                                                   (78,131)           (15,551)
Tax benefit from employee stock option exercises                                        1                174


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

     o The Company historically recognized revenue in the month following completion of the cancellation period, generally one month. Cash flows related to debt waiver are now included in the valuation of the interest-only strip receivable. All periods presented have been restated to reflect the revised policy. This restatement impacts "Retained interests in loans securitized," "Deferred revenue," "Enhancement services revenue," and "Securitization income."

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
                                                 ===========

         In addition, the information provided below has been restated from the original 9/30/03 10-Q filing to reflect certain changes (labeled "as restated") to the Registrant's financial statements. These changes correct identified clerical errors or conform the affected numbers to the presentation of the Company's restated financial information being filed concurrently with the SEC for the quarterly periods ended June 30, 2003, and March 31, 2003, and the annual periods ended December 31, 2002, 2001 and 2000. The principal clerical error identified was related to earnings per share in the three months ended March 31, 2003, which was originally reported as ($0.94) per share and correctly stated is ($1.62) per share. The conforming adjustments related primarily to classification of items on the statement of cash flows as operating or investing activities, the classification of items within net securitization income (note
9), and the classification of items related to interest and fee income and provision for loan losses on loans securitized in the 2001 and 2000 income statements.

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

                                                                      SEPTEMBER 30, 2003                  JUNE 30,2003
                                                              -------------------------------   -------------------------------
                                                                    AS               AS               AS               AS
                                                                PREVIOUSLY       PREVIOUSLY       PREVIOUSLY       PREVIOUSLY
                                                                 REPORTED         RESTATED         REPORTED         RESTATED
                                                              --------------   --------------   --------------   --------------
BALANCE SHEETS:

ASSETS:
Short-term investments                                        $      206,360   $      122,485   $      346,963   $      266,373
Liquidity reserve deposit                                                 --           83,875               --           80,590
Retained interests in loans securitized                            1,533,013               --        1,623,652               --
Less:  Valuation allowance                                           902,606               --          858,605               --
Net retained interests in loans securitized                          630,407          857,186          765,047          852,215
Other receivables due from credit card securitizations, net          322,528           85,490          281,233           92,611
Other assets                                                         113,327           97,042          167,783          207,397


LIABILITIES:
Accounts payable                                              $       67,132   $       62,079   $       49,996   $       49,996
Deferred income                                                       35,500           22,865          119,807          106,134
Accrued expenses and other liabilities                                76,229           93,287           92,173          115,274


STOCKHOLDERS' EQUITY
Retained earnings                                             $      267,951   $      242,037   $      398,414   $      327,146




                                                                      MARCH 31, 2003                  DECEMBER 31, 2002
                                                              -------------------------------   -------------------------------
                                                                    AS               AS               AS               AS
                                                                PREVIOUSLY       PREVIOUSLY       PREVIOUSLY       PREVIOUSLY
                                                                 REPORTED         RESTATED         REPORTED         RESTATED
                                                              --------------   --------------   --------------   --------------
BALANCE SHEETS:
ASSETS:
Short-term investments                                        $      412,155   $      342,934   $      429,419   $      429,419
Liquidity reserve deposit                                                 --           69,221               --               --
Retained interests in loans securitized                            1,670,171               --        1,736,912               --
Less:  Valuation allowance                                           931,052               --          986,517               --
Net retained interests in loans securitized                          739,119          805,633          750,395          808,026
Other receivables due from credit card securitizations, net          276,134          114,347          184,220          110,471
Other assets                                                         168,843          203,761          174,987          187,151


LIABILITIES:
Deferred income                                               $      138,207   $      123,570   $      159,267   $      143,148
Accrued expenses and other liabilities                               100,125          116,631           72,062           88,579


STOCKHOLDERS' EQUITY
Retained earnings                                             $      424,026   $      361,802   $      458,673   $      454,321



                                                                                DECEMBER 31,2001
                                                              -------------------------------------------------
                                                                    AS                AS
                                                                PREVIOUSLY        PREVIOUSLY            AS
                                                                 REPORTED          RESTATED          RESTATED
                                                              --------------    --------------    -------------
BALANCE SHEETS:

ASSETS:
Short-term investments                                        $      134,502    $      134,502    $    28,055
Cash and cash equivalents                                            488,086           488,086        381,639
Allowance for credit card loan losses                               (410,159)         (460,159)      (460,159)
Retained interests in loans securitized                            1,339,178                --             --
Less: Valuation allowance                                            537,499                --             --
Net retained interests in loans securitized                          801,679           859,559        859,559
Other receivables due from credit card
  securitizations, net                                               114,456            33,386        139,833
Other assets                                                         268,155           278,634        278,634


LIABILITIES:
Deferred income                                               $      215,031    $      188,735    $   188,735
Accrued expenses and other liabilities                                82,313            82,517         82,517


STOCKHOLDERS' EQUITY
Retained earnings                                             $      532,924    $      496,305    $   496,305



                                                                       THREE-MONTHS ENDED                      THREE-MONTHS ENDED
                                                                       SEPTEMBER 30,2003                       SEPTEMBER 30,2002
                                                        ----------------------------------------------    --------------------------
                                                             AS                AS                              AS             AS
                                                          PREVIOUSLY       PREVIOUSLY                      PREVIOUSLY     PREVIOUSLY
                                                           REPORTED         RESTATED      AS RESTATED        REPORTED      RESTATED
                                                        --------------   -------------   -------------    ------------   -----------
STATEMENTS OF INCOME:
Other operating income:
   Securitization income                                $           --   $      93,779  $      93,779    $         --   $    148,313
   Servicing income on securitized/sold receivables                 --          43,849         43,849              --         51,948
   Net securitization and credit card servicing
      (expense) income                                        (101,936)             --             --          71,287             --
   Credit card fees, interchange and other
       credit card income                                       15,925          17,934         17,934          20,834         19,749
   Credit protection revenue                                    42,614              --             --          57,730             --
   Enhancement services revenue                                 15,835          16,549         16,549          41,887         42,957
   Loss on sale of credit card loans                                --        (117,183)      (117,183)             --             --

Other operating expenses:
   Credit card account and other product solicitation
       and marketing expenses                                   19,574          19,325         19,325          48,824         47,625
   Credit protection claims expense                              6,944           6,585          6,585          12,370         11,452
Asset impairments, lease write-offs and severance               30,839          29,926         29,976              --             --
   Other                                                        28,604          28,965         28,965          18,358         19,279
(Loss) Income Before Income Taxes                             (175,776)        (92,176)       (92,176)         (2,175)        70,251
Income tax (benefit) expense                                   (55,444)        (17,198)       (17,198)           (848)        25,201
Net (loss) income                                             (120,332)        (74,978)       (74,978)         (1,327)        45,050
(Loss) earnings per share                                        (2.27)          (1.48)         (1.48)          (0.19)          0.50
Diluted (loss) earnings per share                                (2.27)          (1.48)         (1.48)          (0.19)          0.50

                                                                     NINE-MONTHS ENDED                       NINE-MONTHS ENDED
                                                                     SEPTEMBER 30,2003                       SEPTEMBER 30,2002
                                                      ---------------------------------------------    -----------------------------
                                                          AS                AS                             AS               AS
                                                       PREVIOUSLY       PREVIOUSLY          AS         PREVIOUSLY       PREVIOUSLY
                                                        REPORTED         RESTATED        RESTATED       REPORTED         RESTATED
                                                      --------------  --------------   ------------  --------------   --------------
STATEMENTS OF INCOME:

Provision for loan losses                             $      107,838   $     107,838   $   107,838     $   228,817    $     178,817
Net interest expense after provision for loan
  losses                                                     (79,942)        (79,942)      (79,942)       (121,136)         (71,137)
Other operating income:
   Securitization income                                          --          73,516        73,516              --          293,505
   Servicing income on securitized/sold receivables               --         136,997       136,997              --          144,515
   Net securitization and credit card servicing
      (expense)income                                        (14,430)             --            --         299,929               --
   Credit card fees, interchange and other
       credit card income                                     57,828          67,713        67,713         114,593          135,946
   Credit protection revenue                                 139,738              --            --         179,272               --
   Enhancement services revenue                               97,349          99,748        99,748         110,990          113,975
   Loss on sale of credit card loans                              --        (117,183)     (117,183)             --               --

Other operating expenses:
   Credit card account and other product
       solicitation and marketing expenses                    83,766          85,045        85,045         145,569          140,502
   Credit protection claims expense                           27,734          26,537        26,537          38,259           34,263
Asset impairments, lease write-offs and severance             53,627          52,764        52,764              --            9,523
   Other                                                      67,428          68,624        68,624          62,215           66,214
(Loss) Income Before Income Taxes                           (237,106)       (257,216)     (257,216)         23,999           62,220
Income tax (benefit) expense                                 (76,112)        (74,660)      (74,660)          9,360           23,012
Net (loss) income                                           (160,994)       (182,556)     (182,556)         14,639           39,208
(Loss) earnings per share                                      (3.32)          (3.70)        (3.70)          (0.22)            0.18
Diluted (loss) earnings per share                              (3.32)          (3.70)        (3.70)          (0.22)            0.18

                                                                        THREE-MONTHS ENDED                  THREE-MONTHS ENDED
                                                                           MARCH 31, 2003                      MARCH 31, 2002
                                                            -----------------------------------------    --------------------------
                                                                AS               AS                          AS             AS
                                                            PREVIOUSLY       PREVIOUSLY        AS        PREVIOUSLY     PREVIOUSLY
STATEMENTS OF INCOME:                                        REPORTED         RESTATED      RESTATED      REPORTED       RESTATED
                                                            -----------     -----------   -----------    -----------    -----------
Provision for loan losses                                   $    44,786     $    44,786   $    44,786    $   111,876    $    61,876
Net interest expense after provision for loan
  losses                                                        (31,966)        (31,966)      (31,966)       (54,197)        (4,197)

Other operating income:
  Securitization (expense) income                                    --         (37,970)      (37,970)            --        102,446
  Servicing income on securitized/sold receivables                   --          47,813        47,813             --         45,039
  Net securitization and credit card servicing income            56,396              --            --        157,419             --
  Credit card fees, interchange and other
       Credit card income                                        21,757          26,319        26,319         61,000         75,659
  Enhancement services revenue                                   93,684          43,509        43,509         94,996         34,274

Other operating expenses:
   Credit card account and other product solicitation
       and marketing expenses                                    36,054          33,688        33,688         40,552         47,253
   Enhancement services claims expense                           13,022              --            --         11,207             --
   Credit protection claims expense                                  --          12,306        12,306             --          9,179
   Other                                                         19,639          20,351        20,352         16,461         18,490

(Loss) Income Before Income Taxes                               (37,644)       (127,441)     (127,441)        84,830         72,131
Income tax (benefit) expense                                    (12,686)        (44,611)      (44,611)        32,490         27,851
Net (loss) income                                               (24,958)        (82,830)      (82,830)        52,340         44,280
(Loss) earnings per share                                         (0.61)          (0.94)        (1.62)          0.55           0.46
Diluted (loss) earnings per share                                 (0.61)          (0.94)        (1.62)          0.54           0.46

                                                                  THREE-MONTHS ENDED                      THREE-MONTHS ENDED
                                                                     JUNE 30, 2003                           JUNE 30, 2002
                                                   ----------------------------------------------     --------------------------
                                                        AS                   AS                           AS             AS
                                                    PREVIOUSLY           PREVIOUSLY        AS         PREVIOUSLY     PREVIOUSLY
STATEMENTS OF INCOME:                                REPORTED             RESTATED      RESTATED       REPORTED       RESTATED
                                                   ------------         -----------     ---------     -----------    -----------
Other operating income:
     Securitization income                         $         --        $     17,707     $  17,707     $       --     $    42,746
     Servicing income on securitized/sold
        receivables                                          --              45,335        45,335             --          47,528
     Net securitization and credit card
        servicing income                                 31,110                  --            --         71,223              --
     Credit card fees, interchange and other
        credit card income                               20,146              23,460        23,460         32,759          40,538
     Enhancement services revenue                        84,954              39,690        39,690         95,649          36,744

Other operating expenses:
     Credit card account and other product
        solicitation and marketing expenses              28,138              32,032        32,032         56,193          45,624
     Enhancement services claims expense                  8,087                  --            --         15,917              --
     Credit protection claims expenses                       --               7,646         7,646             --          13,632
     Other                                               18,866              19,308        19,307         26,161          28,445

Loss Before Income Taxes                                (23,686)            (37,599)      (37,599)       (58,656)        (80,162)
Income tax benefit                                       (7,982)            (12,851)      (12,851)       (22,282)        (30,040)
Net loss                                                (15,704)            (24,748)      (24,748)       (36,374)        (50,122)
Loss per share                                            (0.44)              (0.60)        (0.60)         (0.74)          (0.97)
Diluted loss per share                                    (0.44)              (0.60)        (0.60)         (0.74)          (0.97)


                                                             SIX-MONTHS ENDED                          SIX-MONTHS ENDED
                                                               JUNE 30, 2003                             JUNE 30, 2002
                                                ----------------------------------------     --------------------------------------
                                                     AS             AS                           AS             AS
                                                 PREVIOUSLY     PREVIOUSLY        AS         PREVIOUSLY     PREVIOUSLY        AS
STATEMENTS OF INCOME:                             REPORTED       RESTATED      RESTATED       REPORTED       RESTATED      RESTATED
                                                ------------   -----------     ---------     -----------    -----------    --------
Provision for loan losses                       $    74,819    $    74,819    $   74,819     $   202,477    $   152,477   $ 152,477
Net interest expense after provision for
  loan losses                                       (49,282)       (49,282)      (49,283)       (102,960)       (52,961)    (52,961)

Other operating income:
    Securitization (expense) income                      --        (20,263)      (20,263)             --        145,192     145,192
    Servicing income on securitized/sold
        receivables                                      --         93,148        93,148              --         92,567      92,567
    Net securitization and credit card
        servicing income                             87,506             --            --         228,642             --          --
    Credit card fees, interchange and
        other credit card income                     41,903         49,779        49,779          93,759        116,197     116,197
    Enhancement services revenue                    178,638         83,199        83,199         190,645         71,018      71,018

Other operating expenses:
    Credit card account and other product
        solicitation and marketing expenses          64,192         65,720        65,720          96,745         92,877      92,877
    Enhancement services claims expense              21,109             --            --          27,124             --          --
    Credit protection claims expense                     --         19,952        19,952              --         22,811      22,811
    Other                                            38,505         39,659        39,659          42,622         46,935      46,935

(Loss) Income Before Income Taxes                   (61,330)      (165,040)     (165,040)         26,174         (8,030)     (8,031)
Income tax (benefit) expense                        (20,668)       (57,462)      (57,462)         10,208         (2,189)     (2,189)
Net (loss) income                                   (40,662)      (107,578)     (107,578)         15,966         (5,842)     (5,842)
Loss per share                                        (1.05)         (2.22)        (2.22)          (0.04)         (0.39)      (0.39)
Diluted loss per share                                (1.05)         (2.22)        (2.22)          (0.04)         (0.39)      (0.39)


                                                                     DECEMBER 31, 2002
                                                     ------------------------------------------------
                                                          AS                  AS
                                                      PREVIOUSLY          PREVIOUSLY           AS
STATEMENTS OF INCOME:                                  REPORTED            RESTATED         RESTATED
                                                     ------------         ----------       ----------
Provision for loan losses                            $    573,478        $   219,805       $  219,804
Net interest expense after provision for loan
  losses                                                 (149,635)           (93,919)         (93,918)
Other operating income:
  Securitization income                                        --            325,038          323,517
  Servicing income on securitized/sold
      receivables                                              --            195,214          195,214
  Net securitization and credit card
       servicing income                                   271,348                 --               --
  Credit card fees, interchange and other
       credit card income                                 202,664            161,653          163,174
  Enhancement services revenue                            384,049            153,516          153,516

Other operating expenses:
  Credit card account and other product
      solicitation and marketing expenses                 190,259            173,269          173,269
  Enhancement Services claims expense                      51,542                 --               --
  Credit protection claims expense                             --             44,550           44,550
  Other                                                    93,221            100,215          100,216

(Loss) income before income taxes                         (49,781)               283              283
Income tax (benefit) expense                              (15,930)             1,867            1,867
Net (loss)                                                (33,851)            (1,584)          (1,584)
Loss per share                                              (1.20)             (0.66)           (0.66)
Diluted loss per share                                      (1.20)             (0.66)           (0.66)

                                                              DECEMBER 31, 2001                       DECEMBER 31, 2000
                                                   --------------------------------------    ------------------------------------
                                                       AS              AS                        AS            AS
                                                   PREVIOUSLY      PREVIOUSLY      AS        PREVIOUSLY    PREVIOUSLY      AS
STATEMENTS OF INCOME:                               REPORTED        RESTATED     RESTATED     REPORTED      RESTATED    RESTATED
                                                   -----------     -----------   --------    -----------   ----------   ---------
Finance charge income                              $        --     $   499,813    353,650    $       --    $ 546,455    $ 106,549
Credit card loans and retained interests in
  loans securitized                                    681,503              --         --       490,929           --           --

Federal funds and other interest income                     --          15,488     15,488            --       13,849       13,849
Federal funds sold                                       3,115              --         --         9,139           --           --
Other                                                   12,372              --         --         4,710           --           --

Net interest income (expense)                          530,710         286,125    202,861       371,772      371,770      (12,608)
Provision for loan losses                              549,145         501,212    461,106       388,234      388,237      164,800

Other operating income:
  Net securitization and credit card
     servicing income                                  517,399              --         --       444,254           --           --
  Securitization income                                     --         606,823    650,400            --      436,781      644,457
   Servicing income on securitized/sold
     receivables                                            --         159,074    159,074            --      128,823      128,823
   Credit card fees, interchange and other
     credit card income                                296,926         322,466    322,048       223,333      236,947      185,431
  Enhancement services revenue                         340,132         141,922    141,922       266,200      121,558      121,559
Other operating expenses:
   Credit card account and other product
       solicitation and marketing expenses             174,883         115,341    188,009       144,481      172,953      149,205
   Credit protection claims expense                         --          30,457     30,457            --       20,811       20,811
   Enhancement services claims expense                  35,628              --         --        26,431           --           --
   Other                                                84,519         162,358     89,694        80,308       62,182       85,929

Income before income taxes                             421,868         287,919    287,915       322,911      308,504      303,723
Income tax expense                                     161,577         113,660    113,660       124,320      119,164      117,305
Net income                                             245,792         160,029    160,029       195,153      185,902      185,902
Earnings per share                                        2.52            1.64       1.64          2.19         2.08         2.08
Diluted earnings per share                                2.47            1.61       1.61          2.11         2.01         2.01


                                                             THREE-MONTHS ENDED                        THREE-MONTHS ENDED
                                                               MARCH 31, 2003                            MARCH 31, 2002
                                                 -----------------------------------------  ---------------------------------------
                                                      AS             AS                          AS           AS
                                                  PREVIOUSLY     PREVIOUSLY                  PREVIOUSLY   PREVIOUSLY        AS
STATEMENTS OF CASH FLOWS:                          REPORTED       RESTATED    AS RESTATED     REPORTED     RESTATED      RESTATED
                                                 ------------   ------------  ------------  ------------  ------------  -----------
Net (loss) income                                $    (24,958)  $    (82,830) $    (82,830) $     52,340  $     44,280  $    44,280
Depreciation, amortization and accretion               39,254        (27,726)      (36,420)       27,240       (43,787)     (43,787)
Provision for loan losses                              44,786         44,786        44,786       111,876        61,876       61,876
Retained interests valuation income                   (56,920)            --            --        (7,557)           --           --
Loss from credit card securitizations                      --         60,714        66,209            --        14,839       39,087
Changes in fair value of retained interests
  in loans securitized                                     --         83,608        83,608            --        47,817       48,868
Market loss on derivative financial
  instruments                                              --          2,286         3,710            --         9,272        9,272
Changes in operating assets and liabilities,
  net:
  Liquidity reserve deposit                                --        (69,221)      (69,221)           --            --           --
  Other receivables due from credit card
        securitizations, net                          (99,401)        (3,876)       (3,876)      (18,825)       10,936        9,439
  Accounts payable and accrued expenses                12,336         12,325        12,325        (5,384)       (4,128)      (4,128)
  Deferred income                                     (21,060)       (19,578)      (19,578)      (10,503)       (8,413)      (8,413)
  Spread accounts receivable                               --        (99,604)     (164,549)           --       (30,224)     (30,224)
  Other                                               (15,946)       (50,063)      (42,793)       59,528        50,338       50,338
Net cash (used in) provided by operating
  activities                                         (105,132)      (132,402)     (191,852)      208,715       152,806      176,608
Net use of cash from sales and repayments of
  securitized loans                                  (723,527)            --            --      (292,037)           --           --
Net loans collected                                   738,427             --            --        33,017            --           --
Net cash from loan originations and principal
  collections on loans receivable                          --        (27,051)       32,399            --      (551,479)    (228,410)
Net cash provided by investing activities             219,959        178,008       237,458       356,889       412,798      387,499
Net (Decreases)Increase in cash and
  cash equivlants                                      24,993        (44,228)      (44,228)      (75,189)      (75,189)     (76,686)
Cash and cash equivalents at end of period            605,225        536,004       536,004       412,897       412,897      304,953


                                                         SIX-MONTHS ENDED                              SIX-MONTHS ENDED
                                                           JUNE 30, 2003                                 JUNE 30, 2002
                                              ----------------------------------------   ------------------------------------------
                                                   AS              AS                         AS               AS
                                               PREVIOUSLY      PREVIOUSLY       AS        PREVIOUSLY       PREVIOUSLY         AS
STATEMENTS OF CASH FLOWS:                       REPORTED        RESTATED     RESTATED      REPORTED         RESTATED       RESTATED
                                              ------------    ------------  ----------   -------------     ------------  ----------
Net (loss) income                             $    (40,662)   $   (107,578) $ (107,578)  $     15,966     $     (5,842)  $   (5,842)
Depreciation, amortization and accretion            67,518         (86,968)    (81,545)        52,374          (92,351)     (92,351)
Provision for loan losses                           74,819          74,819      74,819        202,477          152,477      152,477
Retained interests valuation (income)
  expense                                         (131,893)             --          --         38,126               --           --
Loss (gain) from credit card securitizations            --         117,775     123,982             --          (54,500)      20,695
Changes in fair value of retained interests
  in loans securitized                                  --         103,898     103,897             --          177,682      183,201
Market loss on derivative financial
  instruments                                           --           5,086       8,161             --           12,247       12,248
Changes in operating assets and liabilities,
  net:
  Liquidity reserve deposit                             --         (80,590)    (80,590)            --               --           --
  Other receivables due from credit card
      securitizations, net                        (104,500)         17,860      17,860         54,024           24,201       27,888
  Accounts payable and accrued expenses             (2,111)        (20,930)      4,473         43,770           43,459       43,459
  Deferred income                                  (39,460)        (37,014)    (37,014)       (17,045)         (21,008)     (21,008)
  Spread accounts receivable                            --        (141,321)   (201,314)            --           29,491       29,491
  Other                                            (29,477)        (89,033)    (67,123)        36,398            1,760        1,759
Net cash (used in) provided by
  operating activities                            (182,978)       (179,348)   (219,184)       435,613          277,139      361,540
Net use of cash from sales and repayments of
  securitized loans                               (773,955)             --          --       (785,856)              --           --
Net loans collected                                733,600              --          --        337,903               --           --
Net cash from loan originations and principal
  collections on loans receivable                       --        (124,575)    (84,739)            --         (289,479)    (370,193)
Net cash provided by investing activities          293,235         209,015     248,851      1,035,502        1,193,976    1,113,262
Net (decrease) increase in cash and
cash equivalents                                  (113,051)       (193,641)   (193,641)       410,535          410,535      414,222
Cash and cash equivalents at
end of period                                      467,181         386,591     386,591        898,621          898,621      795,861


                                                                       NINE-MONTHS ENDED                NINE-MONTHS ENDED
                                                                      SEPTEMBER 30, 2003               SEPTEMBER 30, 2002
                                                                   ------------------------  ---------------------------------------
                                                                        AS                       AS            AS
                                                                    PREVIOUSLY       AS      PREVIOUSLY    PREVIOUSLY        AS
STATEMENTS OF CASH FLOWS:                                            REPORTED     RESTATED    REPORTED      RESTATED      RESTATED
                                                                   ------------   ---------  -----------   ----------    -----------
Net income                                                        $ (182,556)     $(182,556) $    14,639   $    39,208   $   39,208
Depreciation, amortization and accretion                            (121,497)      (135,733)      78,775      (135,904)    (135,904)
Provision for loan losses                                            107,838        107,838      445,378       178,817      178,817
Retained interests valuation (income) expense                             --             --      (89,300)           --           --
Change in fair value of retained interests in loans securitized       97,156         70,333           --       262,818      270,357
Market loss on derivative financial instruments                        1,558          6,169       16,835        15,195       15,195
Spread accounts receivable                                          (189,330)      (242,290)          --        26,219       26,219
Loss (gain) from credit card securitizations                         161,588        182,788           --      (103,501)       1,618
Changes in operating assets and liabilities, net:
    Other receivables due from credit card
        securitizations, net                                          24,981         24,981       39,822        28,755       26,322
    Accounts payable and accrued expenses                              4,450        (12,007)     (12,756)      (19,409)     (19,409)
    Deferred income                                                  (37,568)       (37,568)     (36,491)      (37,602)     (37,602)
    Other                                                            (50,810)       (19,305)      23,876        30,851       30,851
Net cash provided by operating activities                           (262,729)      (315,889)     480,778       294,970      405,195
Proceeds from transfers of portfolios to the Metris Master Trust          --             --           --     2,098,022    2,098,022
Net proceeds from sales and repayments of securitized loans               --             --      163,155            --           --
Net loans originated and collected                                   666,480        670,965    1,258,673            --           --
Net cash from loan originations and principal
  collections on loans receivable                                   (466,289)      (417,614)          --      (490,386)    (603,044)
Net cash provided by investing activities                            764,588        817,748    1,416,221     1,602,029    1,489,371
Net (decrease) increase in cash and cash equivalents                (421,820)      (421,820)     602,593       602,593      600,160
Cash and cash equivalents at end of period                           158,412        158,412    1,090,679     1,090,679      981,799


                                                                                 DECEMBER 31, 2002
                                                               ----------------------------------------------------
                                                                    AS                  AS
                                                                PREVIOUSLY          PREVIOUSLY               AS
STATEMENTS OF CASH FLOWS:                                        REPORTED            RESTATED             RESTATED
                                                               -----------         ------------          ----------

Net loss                                                       $    (33,851)       $     (1,584)         $   (1,584)
Depreciation, amortization and accretion                            130,013            (175,314)           (175,314)
(Gain) loss from credit card securitizations                             --             (63,246)            (41,873)
Retained interests valuation income                                (118,953)                 --                  --
Market loss on derivative financial instruments                          --              22,562              22,562
Changes in operating assets and liabilities, net:
  Fair value of retained interests in loans
    securitized                                                          --             334,540             342,080
  Spread accounts receivable                                             --            (107,220)            (39,785)
  Other receivables due from credit card
    securitizations, net                                            (23,680)            (77,088)             29,362
  Accounts payable and accrued expenses                             (43,476)            (27,163)            (27,163)
  Deferred income                                                   (55,764)                 --             (45,587)
  Other                                                              43,871              47,314              (1,727)
Net cash (used in) provided by operating activities                 499,374             459,390             308,511
Net use of cash from sales and repayments of
  securitized loans                                              (1,145,947)                 --                  --
Net loans collected                                                 211,458                  --                  --
Net cash from loan originations and principal
  collections on loans receivable                                        --            (961,940)           (704,614)
Net cash provided by investing activities                         1,162,727           1,135,276           1,392,602

                                                                         DECEMBER 31, 2001
                                                         --------------------------------------------------
                                                              AS                   AS
                                                          PREVIOUSLY           PREVIOUSLY            AS
STATEMENTS OF CASH FLOWS:                                  REPORTED             RESTATED          RESTATED
                                                         ------------        ------------       -----------
Net income                                               $    245,792        $    160,029       $   160,029
Cumulative effect of accounting changes                        14,499                  --            14,226
Depreciation, amortization and accretion                      106,703            (114,967)         (125,096)
Provision for loan losses                                     549,145             501,211           461,106
(Gain) loss from credit card securitizations                       --              83,484            95,246
Retained interests valuation income                          (131,992)                 --                --
Tax benefit of options, net with common stock                      --              (8,988)               --
Asset impairments, lease right offs and severence                  --              14,499                --
Mark to market on interest rate caps                               --             (10,128)          (10,128)
Changes in operating assets and liabilities, net:
  Fair value of retained interests in loans
    securitized                                                    --             (38,903)          (28,069)
  Spread accounts receivable                                       --               6,570             6,570
  Other receivables due from credit card
    securitizations, net                                       (5,583)            (32,498)         (132,177)
  Accounts payable and accrued expenses                         6,446               8,603            32,370
  Deferred income                                             (20,476)            (23,306)          (23,306)
  Other                                                        45,878              49,344            26,990
Net cash provided by operating activities                     810,412             594,950           477,761
Net use of cash from sales and repayments of
  securitized loans                                         1,272,438                  --                --
Net loans collected                                        (2,617,045)                 --                --
Net cash from loan originations and principal
  collections on loans receivable                                  --          (1,475,129)       (1,127,389)
Additions to property and equipment                            (5,706)             (5,708)           (5,708)
Net cash provided by investing activities                  (1,087,907)           (881,443)         (870,691)
Proceeds from issuance of common stock                         17,260              26,248            26,248
Net cash used in financing activities                         244,141             253,129           253,129

                                                                           DECEMBER 31, 2000
                                                           -----------------------------------------------
                                                                AS                  AS
                                                            PREVIOUSLY          PREVIOUSLY          AS
STATEMENTS OF CASH FLOWS:                                    REPORTED            RESTATED        RESTATED
                                                           ------------        ------------     ----------
Net income                                                 $    195,153        $    185,902     $  185,902
Depreciation, amortization and accretion                         76,256            (203,244)      (203,244)
Provision for loan losses                                       388,234                  --        164,800
Retained interests valuation income                            (104,710)                 --             --
(Gain) loss from credit card securitizations                         --              77,222         77,222

Changes in operating assets and liabilities, net:
  Fair value of retained interests in loans
    securitized                                                      --              61,639         97,964
  Spread accounts receivable                                         --               6,570         79,964
  Other receivables due from credit card
    securitizations, net                                         55,240             (19,879)       (14,955)
  Accounts payable and accrued expenses                          45,877              37,623         37,623
  Deferred income                                                60,403              61,367         61,367
  Other                                                         (53,058)           (104,495)       116,529
Net cash provided by operating activities                       666,833             494,380        603,630
Net proceeds from sales and repayments and repayment
  of securitized loans                                          551,911                  --             --
Net loans originated                                         (1,976,341)                 --             --
Net cash from loan originations and principal
  collections on loans receivable                                    --           1,251,977     (1,361,227)
Net cash provided by investing activities                    (1,705,034)         (1,532,581)    (1,641,831)

         In addition, the restatements will have the following impact on the previously reported annual information for the year ended December 31:


                                                           BASIC (LOSS) EARNINGS              DILUTED (LOSS) EARNINGS
                       NET (LOSS) INCOME                         PER SHARE                           PER SHARES
                  ----------------------------          ---------------------------         ---------------------------
                      AS                                    AS                                  AS
                  PREVIOUSLY             AS             PREVIOUSLY            AS            PREVIOUSLY            AS
                   REPORTED           RESTATED           REPORTED          RESTATED          REPORTED          RESTATED
                  ----------          --------          ----------         --------         ----------         --------
      2002          (33,851)           (1,584)            (1.20)            (0.66)            (1.20)            (0.66)
      2001          245,792           160,029              2.52              1.64              2.47              1.61
      2000          195,152           185,902              2.19              2.08              2.11              2.01
      1999           64,555           109,555             (1.07)             1.50             (1.07)             1.44
      1998           57,348            66,691              0.97              1.14              0.94              1.09

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

NOTE 9 - SECURITIZATION INCOME

         The following summarizes "Securitization (expense) income" for the three- and nine-month periods ended September 30, 2003 and 2002.

                                                                THREE-MONTHS ENDED                      NINE-MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                         --------------------------------        --------------------------------
                                                            2003                 2002                2003                2002
                                                         ------------        ------------        ------------        ------------
Loss on new securitization of receivables to
   the Metris Master Trust                               $    (23,015)       $         --        $    (55,214)       $    (70,578)
(Loss) gain on replenishment of receivables to the
   Metris Master Trust                                        (35,792)             19,078            (127,574)             68,960
Discount accretion                                             85,549              84,149             240,035             228,875
Change in fair value                                           33,564             (87,157)            (70,333)           (270,357)
Interest-only revenue                                          60,694             141,773             151,374             373,781
Transaction and other costs                                   (27,221)             (9,530)            (64,772)            (37,176)
                                                         ------------        ------------        ------------        ------------
         Securitization income                           $     93,779        $    148,313        $     73,516        $    293,505
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
                              ============        ============        ============        ============

         A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

                                                THREE-MONTHS ENDED                        NINE-MONTHS ENDED
                                                   SEPTEMBER 30                             SEPTEMBER 30
                                             2003                 2002                2003                 2002
                                         ------------         ------------        ------------         ------------
Statutory federal income tax rate                35.0%                35.0%               35.0%                35.0%
State income taxes, net of federal
  benefit                                        (0.9)                 0.2                (0.2)                 1.2
Valuation allowance                             (14.5)                  --                (5.2)                  --
Other, net                                       (0.9)                 0.7                (0.6)                 0.8
                                         ------------         ------------        ------------         ------------
Effective income tax rate                        18.7%                35.9%               29.0%                37.0%
                                         ============         ============        ============         ============

Our deferred tax assets and liabilities are as follows:

                                                                        SEPTEMBER 30        DECEMBER 31
                                                                           2003                2002
                                                                        ------------        ------------
Deferred income tax assets resulting from future
deductible and taxable temporary differences:
     Allowance for loan losses and retained
        interests fair value adjustments                                $    158,676        $    172,299
     Deferred revenues                                                        12,031              59,042
     Other                                                                    82,897              68,143
     Valuation allowance                                                     (13,357)                 --
                                                                        ------------        ------------
Total deferred tax assets                                                    240,247             299,484
                                                                        ------------        ------------

Deferred income tax liabilities resulting from future taxable and deductible temporary differences:
     Accrued interest on credit card loans                                   211,205             207,984
     Deferred marketing costs                                                  5,909              35,689
     Other                                                                    21,679              34,986
                                                                        ------------        ------------
Total deferred tax liabilities                                               238,793             278,659
                                                                        ------------        ------------

Net deferred tax assets                                                 $      1,454        $     20,825
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
                                               ===========      ===========     ===========      ===========      ===========

METRIS COMPANIES INC.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
THREE-MONTHS ENDED SEPTEMBER 30, 2003
(DOLLARS IN THOUSANDS)
UNAUDITED

                                                    METRIS
                                                  COMPANIES     GUARANTOR     NON-GUARANTOR
                                                     INC.      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                  ---------    ------------   -------------   ------------   ------------
NET INTEREST (EXPENSE) INCOME                     $ (13,825)     $   2,209      $  13,976      $      --      $   2,360
Provision for loan losses                             2,028             --         30,991             --         33,019
                                                  ---------      ---------      ---------      ---------      ---------
NET INTEREST (EXPENSE) INCOME AFTER PROVISION
   FOR LOAN LOSSES                                  (15,853)         2,209        (17,015)            --        (30,659)
                                                  ---------      ---------      ---------      ---------      ---------
OTHER OPERATING INCOME:
Securitization income (expense)                      10,307             --         82,816            656         93,779
Servicing (expense) income on securitized/
   sold receivables                                      --             --         43,849             --         43,849
Credit card fees,
   Interchange and other
   Credit card income                                   721         24,903         26,802        (34,492)        17,934
Enhancement services
   (expense) revenue                                   (832)         2,923          3,131         11,327         16,549
Loss on sale of credit card loans                        --             --       (117,183)            --       (117,183)
Gain on sale of membership
  and warranty business                                  --          9,445         70,946             --         80,391
Intercompany allocations                              2,324         52,687          4,439        (59,450)            --
                                                  ---------      ---------      ---------      ---------      ---------
                                                     12,520         89,958        114,800        (81,959)       135,319
                                                  ---------      ---------      ---------      ---------      ---------
OTHER OPERATING EXPENSE:
Credit card account and
   Other product solicitation and marketing
   expenses                                              --         13,855         26,598        (21,128)        19,325
Employee compensation                                    --         40,118          1,879             --         41,997
Data processing services and communications               7        (19,609)        40,905         (4,533)        16,770
Credit protection claims expense                         --             --          6,585             --          6,585
Occupancy and equipment                                  --          8,660             56             --          8,716
Purchased portfolio premium
 amortization                                            18             --          9,383         (1,294)         8,107
MasterCard/Visa assessment
  and fees                                               --          2,444             --             --          2,444
Credit card fraud losses                                 14             --            974             --            988
Asset impairments, lease write-offs and
   severance                                             --          7,046         22,930             --         29,976
Loss on sale of deposits                                 --             --         32,963             --         32,963
Other                                                 2,652         14,143         27,234        (15,064)        28,965
Intercompany allocations                                 26         19,327         40,096        (59,449)            --
                                                  ---------      ---------      ---------      ---------      ---------
                                                      2,717         85,984        209,603       (101,468)       196,836
                                                  ---------      ---------      ---------      ---------      ---------
(LOSS) INCOME BEFORE INCOME TAX BENEFIT AND
   EQUITY IN LOSS OF SUBSIDIARIES                    (6,050)         6,183       (111,818)        19,509        (92,176)
Income tax (benefit)
   Expense                                           (1,848)         2,985        (24,294)         5,959        (17,198)
Equity in loss of
  Subsidiaries                                      (70,776)       (87,524)            --        158,300             --
                                                  ---------      ---------      ---------      ---------      ---------
NET (LOSS) INCOME                                 $ (74,978)     $ (84,326)     $ (87,524)     $ 171,850      $ (74,978)
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
                                              =========      =========      =========      =========      =========

METRIS COMPANIES INC.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
NINE-MONTHS ENDED SEPTEMBER 30, 2003
(DOLLARS IN THOUSANDS)
UNAUDITED

                                                   METRIS       GUARANTOR     NON-GUARANTOR
                                               COMPANIES INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               --------------  ------------   -------------  ------------   ------------
NET INTEREST (EXPENSE)INCOME                     $ (31,214)     $   2,307      $  56,803      $      --      $  27,896
Provision for loan losses                            3,414             --        104,526           (102)       107,838
                                                 ---------      ---------      ---------      ---------      ---------
NET INTEREST (EXPENSE)
    INCOME AFTER PROVISION FOR LOAN LOSSES         (34,628)         2,307        (47,723)           102        (79,942)
                                                 ---------      ---------      ---------      ---------      ---------
OTHER OPERATING INCOME:
Securitization (expense)
   income                                             (147)            --         75,046         (1,383)        73,516
Servicing income on securitized/sold
   receivables                                          --             --        136,997             --        136,997
Credit card fees,
   interchange and other
   credit card income                                1,811         56,450         74,729        (65,277)        67,713
Enhancement services
   (expense) revenue                                  (831)        28,647         66,623          5,309         99,748
Loss on sale of credit card loans                       --             --       (117,183)            --       (117,183)
Gain on sale of membership and warranty
   business                                             --             --         80,391             --         80,391
Intercompany allocations                             7,664        192,018         22,676       (222,358)            --
                                                 ---------      ---------      ---------      ---------      ---------
                                                     8,497        277,115        339,279       (283,709)       341,182
                                                 ---------      ---------      ---------      ---------      ---------
OTHER OPERATING EXPENSE:
Credit card account and
   other product solicitation
   and marketing expenses                               --         44,286         93,086        (52,327)        85,045
Employee compensation                                   --        128,656         12,443             --        141,099
Data processing services and communications             12        (61,312)       124,616        (10,334)        52,982
Credit protection claims expense                        --             --         26,537             --         26,537
Occupancy and equipment                                 --         27,033            220             --         27,253
Purchased portfolio premium
 amortization                                           39             --         24,701         (3,638)        21,102
MasterCard/Visa assessment and fees                     --             --          7,090             --          7,090
Credit card fraud losses                                25             --          2,972             --          2,997
Asset impairments, lease write-offs and
   severance                                         5,129         23,573         24,062             --         52,764
Loss on sale of deposits                                --             --         32,963             --         32,963
Other                                                7,994         46,140         36,118        (21,628)        68,624
Intercompany allocations                                61         72,373        149,924       (222,358)            --
                                                 ---------      ---------      ---------      ---------      ---------
                                                    13,260        280,749        534,732       (310,285)       518,456
                                                 ---------      ---------      ---------      ---------      ---------
LOSS BEFORE INCOME TAX BENEFIT AND EQUITY IN
   LOSS OF SUBSIDIARIES                            (39,391)        (1,327)      (243,176)        26,678       (257,216)
Income tax (benefit) expense                       (13,111)           654        (71,083)         8,880        (74,660)
Equity in loss of subsidiaries                    (156,276)      (172,095)            --        328,371             --
                                                 ---------      ---------      ---------      ---------      ---------
NET (LOSS) INCOME                                $(182,556)     $(174,076)     $(172,093)     $ 346,169      $(182,556)
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
                                              =========      =========      =========      =========      =========

METRIS COMPANIES INC.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE-MONTHS ENDED SEPTEMBER 30, 2003
(DOLLARS IN THOUSANDS)
UNAUDITED

                                                  METRIS          GUARANTOR     NON-GUARANTOR
                                              COMPANIES INC.    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                              --------------    ------------    -------------    ------------      ------------
OPERATING ACTIVITIES:
Net cash (used in) provided by operating
   activities                                  $  (213,561)     $  (537,441)     $   179,601      $   255,512      $  (315,889)
                                               -----------      -----------      -----------      -----------      -----------
INVESTING ACTIVITIES:

Net cash from loan originations and principal
   collections on loans receivable                     753               --          268,376          (15,778)         253,351
Proceeds from sales of credit card
   portfolios to third parties                          --               --          494,784               --          494,784
Proceeds from sale of membership club and
   warranty business                                    --            8,100           36,900               --           45,000
Disposals of property and equipment                     --            4,403           20,210               --           24,613
Investment in subsidiaries                         230,640          707,909               --         (938,549)              --
                                               -----------      -----------      -----------      -----------      -----------
Net cash provided by investing activities          231,393          720,412          820,270         (954,327)         817,748
                                               -----------      -----------      -----------      -----------      -----------
FINANCING ACTIVITIES:
Net increase (decrease) in debt                      2,610           (9,421)              --               --           (6,811)
Net decrease in deposits                                --               --         (886,456)              --         (886,456)
Premiums and transaction costs on
   deposits sold                                        --               --          (32,963)              --          (32,963)
Proceeds from issuance of common stock               2,551               --               --               --            2,551
Capital contributions                                   --         (181,352)        (517,463)         698,815               --
                                               -----------      -----------      -----------      -----------      -----------
Net cash (used in) provided by financing
   activities                                        5,161         (190,773)      (1,436,882)         698,815         (923,679)
                                               -----------      -----------      -----------      -----------      -----------
Net increase (decrease) in cash and cash
   equivalents                                      22,993           (7,802)        (437,011)              --         (421,820)
Cash and cash equivalents at beginning of
   period                                           (3,795)           8,109          575,918               --          580,232
                                               -----------      -----------      -----------      -----------      -----------
Cash and cash equivalents at end of period     $    19,198      $       307      $   138,907      $        --      $   158,412
                                               ===========      ===========      ===========      ===========      ===========

METRIS COMPANIES INC.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE-MONTHS ENDED SEPTEMBER 30, 2002 (AS RESTATED)
(DOLLARS IN THOUSANDS)
UNAUDITED


                                                  METRIS         GUARANTOR       NON-GUARANTOR
                                              COMPANIES INC.    SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                              --------------    ------------     -------------    ------------     ------------
OPERATING ACTIVITIES:
Net cash provided by operating activities      $   101,539      $    76,161      $   175,187      $    52,308      $   405,195
                                               -----------      -----------      -----------      -----------      -----------
INVESTING ACTIVITIES:
Net cash from loan originations and
   principal collections on loans receivable           228               --        1,494,750               --        1,494,978
Additions to (disposals of) property and
   equipment                                            --           (6,650)           1,043               --           (5,607)
Investment in subsidiaries                         121,398          (68,239)              --          (53,159)              --
                                               -----------      -----------      -----------      -----------      -----------
Net cash (used in) provided by investing
   activities                                      121,626          (74,889)       1,608,451          (53,159)       1,489,371
                                               -----------      -----------      -----------      -----------      -----------
FINANCING ACTIVITIES:
Net increase (decrease) in debt                        673             (459)        (292,000)              --         (291,786)
Net decrease in deposits                                --               --         (958,779)              --         (958,779)
Cash dividends paid                                 (2,805)              --               --               --           (2,805)
Proceeds from issuance of common stock               2,681               --               --               --            2,681
Repurchase of common stock                         (43,717)              --               --               --          (43,717)
Capital contributions                                   --             (336)            (515)             851               --
                                               -----------      -----------      -----------      -----------      -----------
Net cash (used in) provided by financing
   activities                                      (43,168)            (795)      (1,251,294)             851       (1,294,406)
                                               -----------      -----------      -----------      -----------      -----------
Net increase in cash and
  cash equivalents                                 179,997              477          419,686               --          600,160
Cash and cash equivalents at beginning of
   period                                           17,614            1,505          362,520               --          381,639
                                               -----------      -----------      -----------      -----------      -----------
Cash and cash equivalents at end of period     $   197,611      $     1,982      $   782,206      $        --      $   981,799
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

         o The Company historically recognized revenue in the month following completion of the cancellation period, generally one month. Cash flows related to debt waiver are now included in the valuation of the interest-only strip receivable. All periods presented have been restated to reflect the revised policy. This restatement impacts "Retained interests in loans securitized," "Deferred revenue," "Enhancement services revenue," and "Securitization income."

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

                                                                THREE-MONTHS ENDED                      NINE-MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                         --------------------------------        --------------------------------
                                                            2003                 2002                2003                2002
                                                         ------------        ------------        ------------        ------------
Loss on new securitization of receivables to
   the Metris Master Trust                               $    (23,015)       $         --        $    (55,214)       $    (70,578)
(Loss) gain on replenishment of receivables to the
   Metris Master Trust                                        (35,792)             19,078            (127,574)             68,960
Discount accretion                                             85,549              84,149             240,035             228,875
Change in fair value                                           33,564             (87,157)            (70,333)           (270,357)
Interest-only revenue                                          60,694             141,773             151,374             373,781
Transaction and other costs                                   (27,221)             (9,530)            (64,772)            (37,176)
                                                         ------------        ------------        ------------        ------------
         Securitization income                           $     93,779        $    148,313        $     73,516        $    293,505
                                                         ============        ============        ============        ============

         The significant decrease in "securitization income" in the third quarter of 2003 versus 2002 reflects (1) the loss of $23.0 million and related transaction costs of $16.0 million associated with the refinancing of ABS Series 2001-1, (2) a $81.1 million reduction in interest-only revenue due to a $1.4 billion reduction in receivables in the Metris Master Trust and a .94% reduction in three-month average excess spreads between December 31, 2002 and September 30, 2003, and (3) a $35.8 million loss on replenishment of receivables and (4) a $120.7 million increase in fair value adjustments due primarily to changes in excess spreads, quarter over quarter.

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

         "Asset impairments, lease write-offs and severance" were $30.0 million and $52.8 million for the three- and nine-month periods ended September 30, 2003, compared to zero and $9.5 million for the same periods in 2002. In the third quarter of 2003, we recorded $2.6 million for a workforce reduction, approximately $5.4 million in write-downs of excess property, equipment, and operating leases and a $22.0 million write-off of purchased portfolio premium on "Credit card loans" sold in the third and fourth quarters of 2003. In the second quarter of 2003, we recorded $0.9 million for a workforce reduction and wrote off commitment fees of $5.1 million related to a backup financing facility entered into in March of 2003, with Thomas H. Lee Equity Fund IV, L.P. During the first quarter of 2003, we recorded approximately $12.0 million of write-downs in excess property, equipment, and operating leases and a $4.8 million charge for a workforce reduction. In the second quarter of 2002, a write-down of $9.5 million was taken for portfolios of charged-off loans purchased in 2001 and 2000.

         We also recorded a $33.0 million loss on the sale of Direct Merchants Bank's certificates of deposit in the third quarter of 2003.

         "Other" expense was $29.0 million compared to $19.3 million for the three-months ended September 30, 2003 and 2002, respectively. "Other" expense was $68.6 million compared to $66.2 million for the nine-months ended September 30, 2003 and 2002, respectively. The increases over the prior periods were primarily due to transaction costs associated with the sale of "Credit card loans."

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
(to average assets)


   (Dollars in thousands)                                   TO BE
                                                          ADEQUATELY             TO BE WELL
                                     ACTUAL               CAPITALIZED            CAPITALIZED
                                     ------               -----------            -----------
  As of December 31, 2002      AMOUNT      RATIO       AMOUNT      RATIO       AMOUNT      RATIO
                              --------     -----      --------     -----      --------     -----
Total Capital                 $402,721      30.8%     $104,516       8.0%     $130,645      10.0%
(to risk-weighted assets)

Tier 1 Capital                 385,480      29.5%       52,258       4.0%       78,387       6.0%
(to risk-weighted assets)

Tier 1 Capital                 385,480      24.7%       63,381       4.0%       79,977       5.0%
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