Form 10-K
period 2003-12-31
METRIS COMPANIES INC
filed 2004-04-12
CIK 1021061

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                       001-12351
   DECEMBER 31, 2003                                      Commission file number

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

                                 (952) 525-5020
                         (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value                       New York Stock Exchange, Inc.
----------------------------                       -----------------------------
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was approximately $321,494,140 based upon the closing price of $5.55 on the New York Stock Exchange on that date.

As of March 31, 2004, 57,908,052 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders of Metris Companies Inc., which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after December 31, 2003, are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I

  Item 1. Business..............................................................                   3

  Item 2. Properties............................................................                  39

  Item 3. Legal Proceedings.....................................................                  39

  Item 4. Submission of Matters to a Vote of Security Holders...................                  40

  PART II

  Item 5. Market for Registrant's Common Equity and Related
    Stockholder Matters.........................................................                  40

  Item 6. Selected Financial Data...............................................                  41

  Item 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.........................................                  43

  Item 7a.Quantitative and Qualitative Disclosures
    About Market Risk...........................................................                  78

  Item 8. Financial Statements and Supplementary Data...........................                  79

  Item 9. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure.........................................                 128

  Item 9a. Controls and Procedures..............................................                 128

  PART III

  Item 10. Directors and Executive Officers of the Registrant...................                 128

  Item 11. Executive Compensation...............................................                 129

  Item 12. Security Ownership of Certain Beneficial
    Owners and Management.......................................................                 129

  Item 13. Certain Relationships and Related Transactions.......................                 130

  Item 14. Controls and Procedures..............................................                 131

  PART IV

  Item 15. Exhibits, Financial Statement Schedules
    and Reports on Form 8-K.....................................................                 131

Signatures......................................................................                 132

Exhibit Index...................................................................                 134

PART I

ITEM 1. BUSINESS

         Overview

         Metris Companies Inc. ("MCI") and its subsidiaries provide financial products and services throughout the United States. MCI was incorporated in Delaware on August 20, 1996, and completed an initial public offering in October 1996. MCI's principal subsidiaries are Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank" or the "Bank"), Metris Direct, Inc. and Metris Receivables, Inc. MCI and its subsidiaries are referred to in this Report as "we," "us," "our," and the "Company."

         We are listed on the New York Stock Exchange under the symbol MXT. All of our public company filings can be found on our website at www.metriscompanies.com, including our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings. Filings will be available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission.

         In the third quarter of 2003, we sold our membership club and warranty business. As a result, our primary line of business is our credit card business. Our credit card products are primarily unsecured credit cards issued through Direct Merchants Bank. These credit cards generate consumer loans, which in turn generate income and cash flow from principal, interest and fee payments. The sales of our other consumer financial products, such as credit protection products, generate additional cash flow. We target primarily middle market customers. Direct Merchants Bank obtains information about prospective customers in the middle market from credit bureau information as well as from other third-party sources including other companies' customer lists and databases.

         Our business requires a high degree of liquidity. Thus, ensuring adequate liquidity is, and will continue to be, at the forefront of our business objectives. We rely heavily on the securitization of our credit card loans for funding, primarily by selling these loans to our proprietary trust, the Metris Master Trust. We also fund our business through corporate debt issuances.

         Because our target market is particularly susceptible to changes in the economy, the recent economic recession has challenged the Company and reduced our access to funding. In addition, in 2001 we implemented a program to increase the credit lines of a large portion of our customers, which put increased payment pressure on those customers. The delinquency rate on our credit card loans and the rate at which credit card loans were charged off as uncollectible increased significantly during 2002 and 2003. Poor performance of loans that had been securitized resulted in higher required enhancement levels in our securitizations, which diverted significant amounts of cash that otherwise would have been available to us. As a result of these factors, our corporate debt ratings, the Metris Master Trust's debt ratings, and the debt ratings of Direct Merchants Bank were downgraded. This deterioration in our asset quality, and the accompanying downgrades in our credit ratings, reduced our access to funding and resulted in higher funding costs and less favorable transaction terms than previously were available to us.

         During 2003, we took a number of significant actions designed to address our asset quality issues, ensure appropriate liquidity, and return the Company to profitability, including:

- Sales of Portfolio Receivables. We significantly reduced the size of our managed receivables portfolio in 2003. This was done using a combination of decreased marketing efforts, higher account attrition and the sale of approximately $1.1 billion of credit card receivables in September and November of 2003. This reduction in the size of our portfolio has significantly reduced our need for additional bank conduit financing or the issuance of new asset-backed securities.

- Sale of Membership Club and Warranty Service Business. In July 2003, we sold our membership club and warranty service business for $45 million in cash, further focusing our resources on our core consumer lending business.

- Expense Reduction Efforts. We took steps to match our workforce needs with the size of our managed receivables portfolio by eliminating approximately 1,025 positions in 2003. As a result of this and other expense reduction efforts, the Company reduced ongoing operating expenses by $191 million during 2003 as compared to the prior year.

- Efforts to Improve Asset Quality. We took several actions during 2003 to improve the quality of our receivables. These include strengthening credit line management strategies, limiting marketing efforts to higher credit quality consumers, tightening credit authorization criteria, and enhancing collection strategies.

- Funding Transactions. During the year we obtained funding to replace $1.775 billion of maturing bank conduit financings and warehouse facility financings that were in existence as of December 31, 2002. On March 17, 2003, we obtained a $425 million extension through March 2004 of an $850 million conduit financing which was scheduled to mature in June 2003. We also secured a $425 million conduit financing through March 2004, which replaced conduits and warehouse facilities that matured during March through May 2003. These conduits also provided for the financing of a term asset-backed securitization that matured in July 2003. Finally, as required under one of the conduit facilities, we obtained an amortizing term series financing of $622.2 million maturing March 2004 to provide for the payment of a $610 million term asset-backed securitization that began an accumulation period on November 1, 2003. We also obtained a $125 million senior secured loan under our Amended and Restated Senior Secured Credit Agreement, the proceeds of which were used primarily to pay off a $100 million term loan that matured in June 2003.

- Efforts to Improve Collections. In early 2003 we reviewed our collections operations to determine whether the collections function was operating effectively. We determined that overall performance of the collections function could be improved, and as a result, we made significant changes in the operation. We replaced a substantial portion of the senior management team, updated the technology used by the operation, and initiated new training programs for all levels of collections personnel. We also implemented a new collections paradigm that incorporates specific requirements for staffing, dialer strategies, and a new collections call model. In addition, reporting and performance standards were enhanced to ensure management accountability.

         As of December 31, 2003 our funding needs for 2004 included $3.1 billion in maturing asset-backed and conduit financing in the Metris Master Trust, $95.3 million outstanding on our $125 million term loan due in June 2004, and $100 million of our 10% Senior Notes due in November 2004. We had obtained and set aside the funds to repay a $500 million asset-backed securitization scheduled to mature in June 2004 from the Metris Master Trust by entering into a new conduit financing scheduled to mature in May 2004. Furthermore, we have received a $1.7 billion, two-year commitment from MBIA Insurance Corporation ("MBIA") to provide financial guaranty insurance policies to refinance maturing MBIA-guaranteed series from the Metris Master Trust. MBIA has committed to guarantee three series issued from the Metris Master Trust totaling $1.7 billion with maturity dates of June 2004, May 2005, and November 2005. We intend to meet our remaining funding needs in 2004 through a combination of portfolio attrition (projected to be $1.4 billion in 2004), the renewal or replacement of some of bank conduit financings, new securitizations, and the sale of receivables, as necessary.

         As mentioned above, downgrades in our credit ratings and the historical deterioration in our asset quality have reduced our access to funding and have resulted in higher funding costs and less favorable transaction terms than previously were available to us. Any future downgrades in our debt ratings or those of Direct Merchants Bank, or further deterioration in our asset quality, could further negatively impact our funding capabilities.

         We target customers across the broad middle market segments, focusing primarily on creditworthy middle market customers who are underserved and undermarketed by many large, prime and super prime oriented credit card issuers. We originate new loans by selectively recruiting higher quality customers from the most attractive parts of each market segment. We believe we can leverage distinctive competencies in marketing, underwriting, and servicing to better meet our customers' needs and be competitive in each market segment.

         To acquire new customers, we use proprietary targeting and analytics to identify the most attractive credit card prospects and match them with the most compelling and profitable product offering. Currently we utilize prescreened direct mail and telemarketing as the primary new customer acquisition channels, augmented by partnership and invitation-to-apply direct mail programs. In the future, we anticipate prudently and deliberately diversifying our distribution channels to achieve better market penetration within each of the market segments we serve.

OUR BUSINESS

         Our credit card products are primarily unsecured credit cards, including the Direct Merchants Bank MasterCard(R) and Visa(R). We also offer co-branded credit cards through partnerships with other companies. At

December 31, 2003, we had approximately 2.8 million credit card accounts with approximately $8.1 billion in managed credit card receivables. Our products also include credit protection and insurance products.

         When we refer to "managed" loans or other "managed" data, we are using information that includes securitized loan balances, delinquencies and credit losses related to those loans, and related finance charge and fee income, even though those balances, delinquencies, losses, charges and income are not on our financial statements as a result of the way in which we treat securitizations under accounting principles generally accepted in the United States ("GAAP"). Although securitized loans have been removed from our balance sheet, we retain interests in them that affect our financial performance. Therefore, we use managed financial information, which is not GAAP compliant, to supplement our GAAP information in analyzing our business. For more information regarding managed financial information, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Selected Operating Data-Managed Basis" at page 73.

         We generate income from our consumer lending products through:

- servicing fees and excess spread on credit card loans sold to the Metris Master Trust;

- interest and other finance charges assessed on outstanding credit card loans;

- interchange fees (fees paid by the merchant's bank in connection with credit card transactions) and credit card fees (including annual membership, cash advance, overlimit and late fees) on outstanding credit card loans;

-    premiums on credit protection products; and

- commissions from third parties for marketing of their products to our cardholders.

The primary expenses of this business are:

-    the costs of funding the loans;

-    provisions for loan losses; and

- operating expenses, including employee compensation, account solicitation, marketing, and data processing expenses.

Profitability is affected by:

-    credit quality, including delinquencies, bankruptcies and charge-offs;

-    net interest income on loans;

- cost of funds, including enhancement levels on securitizations of loans sold;

-    response and approval rates to solicitation efforts;

-    the size of our managed loan portfolio;

-    credit card usage;

-    credit card cancellations;

-    fraud losses;

-    cardholder servicing expenses; and

-    operating expenses.

TARGET MARKET

         We primarily target middle market consumers. We target and evaluate prospective customers in this market by using our proprietary scoring techniques, together with information obtained from credit bureaus and other third-party customer lists and databases, to determine a potential customer's creditworthiness. We also use modeling techniques to evaluate the expected risk, responsiveness and profitability of each prospective customer, and to offer and price the products and services we believe to be appropriate for each customer.

         Prospects

         Our primary sources of prospects for credit card offers are credit bureau queries and third-party customer lists and databases. Other lists of non-prescreened names are purchased as well.

         Credit Scoring

         We use internally and externally developed models to supplement our evaluation of customers. These models help segment prospects into narrower ranges within each risk score provided by Fair, Isaac Corporation ("FICO"), allowing us to better evaluate individual credit risk and to tailor our risk-based pricing accordingly. We also use this segmentation to exclude certain individuals from our marketing solicitations.

         We believe our methods are effective in further segmenting and evaluating risk within the FICO risk score bands. We continue to use the results of our analysis of prospects to adjust the proprietary models to determine the pricing for various segments and to exclude certain segments from subsequent direct marketing efforts.

         Solicitation

         We believe that our proprietary models give us a competitive advantage in evaluating the credit risk of middle market consumers. We monitor the performance of the proprietary models and continually re-evaluate the effectiveness of these models in segmenting credit risk, resulting in further refinements to our selection criteria for prospects. Over time, we believe that we will capture additional credit information on the behavioral characteristics of prospects, which will allow us to further increase the effectiveness of our proprietary models.

         Our credit analysts process applications based on policies approved by the Bank's credit policy committee. We solicit prospects on a nationwide basis primarily through pre-screened direct mail and telephone solicitations and direct mail invitations to apply. We receive responses to our solicitations, obtain new credit bureau reports, perform fraud screening, verify name and address changes, and obtain any information which may be missing from the application. We then make the credit decisions and approve, deny or begin exception processing. We process exceptions for, among other things, missing credit bureau information and fraud warnings.

         Pricing

         Through risk-based pricing, we price credit card offers based on a prospect's risk profile. We evaluate a prospect to determine credit needs, credit risk and existing credit availability, and then develop a customized offer that includes the most appropriate product, brand, pricing and credit line. We have numerous pricing structures on our credit card products. After credit card accounts are opened, we frequently monitor customers' internal and external credit performance and recalculate delinquency, profitability and attrition predictors.

         Age of Portfolio

         The average age of our credit card portfolio affects the stability of delinquency and loss rates. Older portfolios are typically more stable. The following tables set forth, as of December 31, 2003 and 2002, the number of credit card accounts and the amount of outstanding loans based on the age of the OWNED accounts(those accounts held by us). (Accounts in acquired portfolios are presented based on when the account was originated with the previous issuer.)

(Dollars in thousands)

2003

                                                                  PERCENTAGE OF
 AGE SINCE         NUMBER        PERCENTAGE          LOANS            LOANS
ORIGINATION      OF ACCOUNTS     OF ACCOUNTS      OUTSTANDING      OUTSTANDING
------------     -----------     -----------      -----------     -------------
0-6 MONTHS          41,194           23.7%        $    25,636          20.0%
7-12 MONTHS          5,795            3.4%              1,771           1.4%
13-18 MONTHS        39,843           22.9%             18,286          14.2%
19-24 MONTHS        10,267            5.9%              6,180           4.8%
25-36 MONTHS        16,001            9.2%             12,760           9.9%
37+ MONTHS          60,707           34.9%             63,982          49.7%
                   -------          -----         -----------         -----
     TOTAL         173,807          100.0%        $   128,615         100.0%
                   =======          =====         ===========         =====

2002

                                                                  PERCENTAGE OF
 AGE SINCE         NUMBER        PERCENTAGE          LOANS            LOANS
ORIGINATION      OF ACCOUNTS     OF ACCOUNTS      OUTSTANDING      OUTSTANDING
------------     -----------     -----------      -----------     -------------
0-6 MONTHS         258,100          31.1%         $   239,761         28.3%
7-12 MONTHS        114,749          13.8%             145,096         17.1%

13-18 MONTHS        45,250            5.4%             19,000           2.3%
19-24 MONTHS        29,304            3.5%             23,489           2.8%
25-36 MONTHS       135,971           16.4%            140,789          16.6%
37+ MONTHS         247,163           29.8%            278,282          32.9%
                   -------          -----         -----------         -----
     TOTAL         830,537          100.0%        $   846,417         100.0%
                   =======          =====         ===========         =====

         The following tables set forth, as of December 31, 2003 and 2002, the number of credit card accounts and the amount of outstanding loans based on the age of the MANAGED accounts (includes owned accounts and accounts representing investors' interests in securitized loans). (Accounts in acquired portfolios are presented based on when the account was originated with the previous issuer.)

(Dollars in thousands)

2003

                                                                  PERCENTAGE OF
 AGE SINCE         NUMBER        PERCENTAGE          LOANS            LOANS
ORIGINATION      OF ACCOUNTS     OF ACCOUNTS      OUTSTANDING      OUTSTANDING
------------     -----------     -----------      -----------     -------------
0-6 MONTHS           235,335         8.3%         $   314,477          3.9%
7-12 MONTHS          104,151         3.7%             166,422          2.0%
13-18 MONTHS         196,759         6.9%             381,924          4.7%
19-24 MONTHS         192,573         6.8%             462,675          5.7%
25-36 MONTHS         434,974        15.3%           1,141,664         14.0%
37+ MONTHS         1,673,414        59.0%           5,664,669         69.7%
                   ---------       -----          -----------        -----
     TOTAL         2,837,206       100.0%         $ 8,131,831        100.0%
                   =========       =====          ===========        =====

2002

                                                                  PERCENTAGE OF
 AGE SINCE         NUMBER        PERCENTAGE          LOANS            LOANS
ORIGINATION      OF ACCOUNTS     OF ACCOUNTS      OUTSTANDING      OUTSTANDING
------------     -----------     -----------      -----------     -------------
0-6 MONTHS           327,959         8.4%         $   363,949         3.2%
7-12 MONTHS          323,314         8.2%             569,547         5.0%
13-18 MONTHS         336,137         8.6%             797,340         7.0%
19-24 MONTHS         310,517         7.9%             779,608         6.8%
25-36 MONTHS         724,112        18.4%           1,850,716        16.2%
37+ MONTHS         1,906,512        48.5%           7,059,026        61.8%
                   ---------       -----          -----------       -----
     TOTAL         3,928,551       100.0%         $11,420,186       100.0%
                   =========       =====          ===========       =====

         Historically, we have distributed most internally originated customer accounts between the owned portfolio and accounts included in the Metris Master Trust on a random basis. Acquired portfolios were generally included in the owned credit card portfolio until they could be securitized. Certificates of deposit served as a primary funding source of owned receivables. Effective with the sale of deposits out of the Bank, at the end of the third quarter of 2003, we began assigning the majority of all new accounts to the Metris Master Trust shortly after the time of origination. Also, during 2003, we sold approximately $675.3 million of credit card loans from Direct Merchants Bank to the Metris Master Trust. As of December 31, 2003, the percentage of accounts and percentage of outstanding balances greater than two years were 44.1% and 59.6% on an owned basis, versus 74.3% and 83.7% on a MANAGED basis. As of December 31, 2002, the percentage of accounts and percentage of outstanding balances with an age since origination of greater than two years were 46.2% and 49.5% on an owned basis, versus 66.9% and 78.0% on a MANAGED basis.

         Geographic Distribution

         We solicit credit card customers on a national basis and, therefore, maintain a geographically diversified portfolio. The following tables show the distribution of MANAGED accounts and amount of managed outstanding loans by state as of December 31, 2003 and 2002.

(Dollars in thousands)

2003

                                                                               PERCENTAGE OF
                                NUMBER        PERCENTAGE          LOANS            LOANS
   STATE                      OF ACCOUNTS     OF ACCOUNTS      OUTSTANDING      OUTSTANDING
------------                  -----------     -----------      -----------     -------------
CALIFORNIA                       406,436         14.3%         $ 1,037,537          12.8%
NEW YORK                         259,235          9.1%             704,018           8.7%
TEXAS                            230,989          8.1%             670,729           8.2%
FLORIDA                          215,004          7.6%             585,629           7.2%
ILLINOIS                         116,644          4.1%             328,431           4.0%
NEW JERSEY                       103,925          3.7%             263,471           3.2%
OHIO                             100,731          3.6%             315,606           3.9%
PENNSYLVANIA                      96,250          3.4%             283,187           3.5%
MICHIGAN                          73,717          2.6%             224,097           2.8%
GEORGIA                           70,902          2.5%             225,409           2.8%
VIRGINIA                          70,272          2.5%             211,446           2.6%
ALL OTHERS(1)                  1,093,101         38.5%           3,282,271          40.3%
                               ---------        -----          -----------         -----
     TOTAL                     2,837,206        100.0%         $ 8,131,831         100.0%
                               =========        =====          ===========         =====

2002

                                                                               PERCENTAGE OF
                                NUMBER        PERCENTAGE          LOANS            LOANS
   STATE                      OF ACCOUNTS     OF ACCOUNTS      OUTSTANDING      OUTSTANDING
------------                  -----------     -----------      -----------     -------------
CALIFORNIA                       558,353         14.2%         $ 1,420,177          12.4%
NEW YORK                         354,041          9.0%             957,252           8.4%
TEXAS                            335,975          8.5%             937,857           8.2%
FLORIDA                          297,946          7.6%             821,109           7.2%
ILLINOIS                         168,325          4.3%             458,095           4.0%
OHIO                             149,153          3.8%             444,954           3.9%
PENNSYLVANIA                     138,433          3.5%             395,338           3.5%
NEW JERSEY                       137,238          3.5%             353,093           3.1%
MICHIGAN                         112,358          2.9%             328,084           2.9%
GEORGIA                          100,817          2.6%             308,870           2.7%
VIRGINIA                          99,682          2.5%             296,237           2.6%
ALL OTHERS(1)                  1,476,230         37.6%           4,699,120          41.1%
                               ---------        -----          -----------         -----
     TOTAL                     3,928,551        100.0%         $11,420,186         100.0%
                               =========        =====          ===========         =====

(1) No other state accounts for more than 2.5% of managed loans outstanding.

         Credit Lines

         When we approve a credit card application, we use automated screening, modeling and credit-scoring techniques to establish an initial credit line based on the individual's risk profile. We may, at any time and without prior notice to a cardholder, prevent or restrict further credit card use by the cardholder, usually as a result of poor payment performance or our concern over the creditworthiness of the cardholder. We manage credit lines based on the results of the behavioral scoring analysis, and in accordance with our internally established criteria. These analytic models automatically and regularly assign credit line increases and decreases to individual customers, as well as determine the systematic collection steps to be taken at the various stages of delinquency. We use these models to manage the authorization of each transaction, as well as the collections strategies used for non-delinquent accounts with balances above their assigned credit lines.

         The following tables set forth information with respect to credit limit and account balance ranges of our OWNED credit card loan portfolio as of December 31, 2003 and 2002.

(Dollars in thousands)

2003

                                                  PERCENTAGE
  CREDIT LIMIT      NUMBER OF        LOANS         OF LOANS                        PERCENTAGE
     RANGE          ACCOUNTS      OUTSTANDING     OUTSTANDING      OPEN TO BUY      UTILIZED
---------------     ---------     -----------     -----------      -----------     -----------
$1,000 OR LESS        43,411      $    11,145         8.7%         $    11,607        49.0%
$1,001-$2,000         23,329           14,881        11.6%              21,980        40.4%
$2,001-$3,500         35,187           30,219        23.5%              70,157        30.1%
$3,501-$5,000         32,824           30,890        24.0%             117,522        20.8%
$5,001-$10,000        33,658           34,401        26.7%             216,446        13.7%
OVER $10,000           5,398            7,079         5.5%              63,736        10.0%
                     -------      -----------       -----          -----------
     TOTAL           173,807      $   128,615       100.0%         $   501,448        20.4%
                     =======      ===========       =====          ===========

2002

                                                  PERCENTAGE
  CREDIT LIMIT      NUMBER OF        LOANS         OF LOANS                        PERCENTAGE
     RANGE          ACCOUNTS      OUTSTANDING     OUTSTANDING      OPEN TO BUY      UTILIZED
---------------     ---------     -----------     -----------      -----------     -----------
$1,000 OR LESS       139,884      $    47,140         5.6%         $    34,572        57.7%
$1,001-$2,000        113,501           78,056         9.2%             104,949        42.7%
$2,001-$3,500        157,637          144,377        17.1%             312,052        31.6%
$3,501-$5,000        145,540          165,726        19.6%             493,234        25.1%
$5,001-$10,000       223,726          333,843        39.4%           1,385,217        19.4%
OVER $10,000          50,249           77,275         9.1%             582,431        11.7%
                     -------      -----------       -----          -----------
     TOTAL           830,537      $   846,417       100.0%         $ 2,912,455        22.5%
                     =======      ===========       =====          ===========

(Dollars in thousands)

2003

                                                  PERCENTAGE
     ACCOUNT        NUMBER OF        LOANS         OF LOANS                        PERCENTAGE
 BALANCE RANGE      ACCOUNTS      OUTSTANDING     OUTSTANDING      OPEN TO BUY      UTILIZED
---------------     ---------     -----------     -----------      -----------     -----------
CREDIT BALANCE         3,958      $      (261)        (0.2%)       $    13,323        (2.0%)
NO BALANCE            78,170               --           --             341,258          --
$1,000 OR LESS        52,745           19,477         15.1%             99,856        16.3%
$1,001-$2,000         16,275           23,793         18.5%             24,148        49.6%
$2,001-$3,500         12,872           34,427         26.8%             14,424        70.5%
$3,501-$5,000          5,927           24,898         19.4%              5,365        82.3%
$5,001-$10,000         3,585           22,993         17.9%              2,772        89.2%
OVER $10,000             275            3,288          2.5%                302        91.6%
                     -------      -----------        -----         -----------
     TOTAL           173,807      $   128,615        100.0%        $   501,448        20.4%
                     =======      ===========        =====         ===========

2002

                                                  PERCENTAGE
    ACCOUNT         NUMBER OF        LOANS         OF LOANS                          PERCENTAGE
 BALANCE RANGE      ACCOUNTS      OUTSTANDING     OUTSTANDING        OPEN TO BUY      UTILIZED
---------------     ---------     -----------     -----------        -----------     -----------
CREDIT BALANCE        12,188      $    (1,532)        (0.2%)         $    36,696       (4.4%)
NO BALANCE           361,513               --           --             1,869,805          -
$1,000 OR LESS       217,083           92,536         10.9%              583,589       13.7%
$1,001-$2,000         92,070          133,958         15.8%              179,495       42.7%
$2,001-$3,500         73,462          196,383         23.2%              129,697       60.2%
$3,501-$5,000         37,669          158,952         18.8%               60,824       72.3%
$5,001-$10,000        33,734          232,683         27.5%               48,743       82.7%
OVER $10,000           2,818           33,437          4.0%                3,606       90.3%
                     -------      -----------        -----           -----------
     TOTAL           830,537      $   846,417        100.0%          $ 2,912,455       22.5%
                     =======      ===========        =====           ===========

         The following tables set forth information with respect to credit limit and account balance ranges of our MANAGED loan portfolio (includes investors' interests in loans securitized) as of December 31, 2003 and 2002.

(Dollars in thousands)

2003

                                                  PERCENTAGE
  CREDIT LIMIT      NUMBER OF        LOANS         OF LOANS                          PERCENTAGE
     RANGE          ACCOUNTS      OUTSTANDING     OUTSTANDING        OPEN TO BUY      UTILIZED
---------------     ---------     -----------     -----------        -----------     -----------
$1,000 OR LESS        266,970     $   106,692          1.3%          $    52,579        67.0%
$1,001-$2,000         275,182         292,810          3.6%              139,425        67.8%
$2,001-$3,500         436,683         767,557          9.5%              494,834        60.8%
$3,501-$5,000         486,939       1,098,121         13.5%            1,053,179        51.1%
$5,001-$10,000        989,272       3,604,763         44.3%            3,787,552        48.8%
OVER $10,000          382,160       2,261,888         27.8%            2,459,181        47.9%
                    ---------     -----------        -----           -----------
     TOTAL          2,837,206     $ 8,131,831        100.0%          $ 7,986,750        50.5%
                    =========     ===========        =====           ===========

2002

                                                  PERCENTAGE
  CREDIT LIMIT      NUMBER OF        LOANS         OF LOANS                          PERCENTAGE
     RANGE          ACCOUNTS      OUTSTANDING     OUTSTANDING        OPEN TO BUY      UTILIZED
---------------     ---------     -----------     -----------        -----------     -----------
$1,000 OR LESS        332,583     $   135,528         1.2%         $    63,716         68.0%
$1,001-$2,000         396,278         412,759         3.6%             238,865         63.3%
$2,001-$3,500         597,545       1,015,252         8.9%             744,739         57.7%
$3,501-$5,000         635,676       1,412,084        12.4%           1,457,913         49.2%
$5,001-$10,000      1,385,836       4,915,617        43.0%           5,671,671         46.4%
OVER $10,000          580,633       3,528,946        30.9%           3,832,989         47.9%
                    ---------     -----------       -----          -----------
     TOTAL          3,928,551     $11,420,186       100.0%         $12,009,893         48.7%
                    =========     ===========       =====          ===========

(Dollars in thousands)

2003

                                                   PERCENTAGE
   ACCOUNT          NUMBER OF        LOANS          OF LOANS                        PERCENTAGE
 BALANCE RANGE      ACCOUNTS      OUTSTANDING      OUTSTANDING      OPEN TO BUY      UTILIZED
---------------     ---------     -----------      -----------      -----------     -----------
CREDIT BALANCE         43,712     $    (3,605)           --         $   196,440        (1.9%)
NO BALANCE            481,296              --            --           2,678,839          --

$1,000 OR LESS        619,267         263,923           3.2%          2,325,692        10.2%
$1,001-$2,000         359,726         537,368           6.6%            856,014        38.6%
$2,001-$3,500         413,461       1,134,320          14.0%            794,397        58.8%
$3,501-$5,000         309,349       1,317,428          16.2%            484,164        73.1%
$5,001-$10,000        489,840       3,457,371          42.5%            589,546        85.4%
OVER $10,000          120,555       1,425,026          17.5%             61,658        95.9%
                    ---------     -----------         -----         -----------
     TOTAL          2,837,206     $ 8,131,831         100.0%        $ 7,986,750        50.5%
                    =========     ===========         =====         ===========

2002

                                                   PERCENTAGE
   ACCOUNT          NUMBER OF        LOANS          OF LOANS                         PERCENTAGE
 BALANCE RANGE      ACCOUNTS      OUTSTANDING      OUTSTANDING       OPEN TO BUY      UTILIZED
---------------     ---------     -----------      -----------       -----------     -----------
CREDIT BALANCE         55,177     $    (5,608)        (0.1%)         $   239,405        (2.4%)
NO BALANCE            799,403              --           --             4,537,646          --
$1,000 OR LESS        810,656         346,158          3.1%            3,122,676        10.0%
$1,001-$2,000         489,361         743,566          6.5%            1,185,350        38.5%
$2,001-$3,500         557,843       1,567,766         13.7%            1,142,500        57.8%
$3,501-$5,000         406,831       1,796,085         15.7%              739,220        70.8%
$5,001-$10,000        647,042       4,840,182         42.4%              941,960        83.7%
OVER $10,000          162,238       2,132,037         18.7%              101,136        95.5%
                    ---------     -----------        -----           -----------
     TOTAL          3,928,551     $11,420,186        100.0%          $12,009,893        48.7%
                    =========     ===========        =====           ===========

         In February 2001, the Company initiated a targeted credit line increase program to a portion of its existing portfolio. The decision to implement the program was made based upon the following:

- Competitive credit line pressures and the risk of high attrition from the core customer group; and

- A decision to focus growth and investment on our existing customers as opposed to prospective customers due to an uncertain external economic environment and other indicators.

         In total, this program generated 1.6 million credit line increases from February 2001 through September 2001, generating over $5.1 billion in additional available credit. At its peak in February 2002, approximately $2.0 billion in additional loan balances were generated from the program. The credit line increase program was changed in the fourth quarter of 2001, and as of December 31, 2003, $133.9 million of additional loan balances generated remained.

         In part because of the slow economic recovery, the credit line increase program implemented in 2001 to our existing cardholders contributed to our increased delinquencies and losses during 2002 and 2003. This program resulted in higher average balances per account as customers utilized the additional credit line provided. These increased balances per account also resulted in higher balances per delinquent and charged-off account, causing our charge-offs and delinquencies to rise during 2002 and stay at or above those levels for much of 2003. The average balance per charged-off account in 2003 was $5,600, compared to $4,700 in 2002 and $3,000 in 2001. As a result, significant programs have been implemented across the managed receivables portfolio that have reduced the available credit over $6.8 billion during the past two years, including:

- the elimination of lines by closing inactive credit card accounts and reducing credit lines on high risk accounts;

- the limitation of overlimit authorization expansion to only the lowest risk customers;

- the limitation on issuance of new credit cards and account access to high risk customers; and

- the implementation of new credit line management strategies across the portfolio for both credit line increases and decreases.

         In addition, the Company has made changes within our collection operation, including high-level changes to management. In early 2003 we reviewed our collections operations to determine whether the collections function was operating effectively. We determined that overall performance of the collections function could be improved, and as a result we made significant changes in the operation. We replaced a substantial portion of the senior management team, updated the technology used by the operation, and initiated new training programs for all levels of collections personnel. We also implemented a new collections paradigm that incorporates specific requirements for staffing, dialer strategies, and a new collections call model. In addition, reporting and performance standards were enhanced to ensure that management is accountable for performance in the future. During 2003, we also engaged specialized consultants to help us create further improvements and efficiencies in recovering delinquent dollars and reducing credit losses.

         As of December 31, 2003, on an OWNED basis, 5.5% of the outstanding receivable balance relates to cardholders with credit limits in excess of $10,000, compared to 27.8% on a MANAGED basis. On an OWNED basis, 32.2% was outstanding to cardholders with credit limits in excess of $5,000, compared to 72.1% on a MANAGED basis. As of December 31, 2002, on an OWNED basis, 9.1% of the outstanding receivable balance relates to cardholders with credit limits in excess of $10,000, compared to 30.9% on a MANAGED basis. On an OWNED basis, 48.5% was outstanding to cardholders with credit limits in excess of $5,000, compared to 73.9% on a MANAGED basis. The difference in the above distributions between the owned and managed credit card portfolios primarily reflects the generally younger accounts that are in the owned credit card portfolio, as well as the fact that the owned credit card portfolio contains the secured card accounts which generally have lower credit levels.

         The FFIEC has issued guidelines to further segregate a credit card issuer's loan portfolio between subprime loans (loans to consumers who have a FICO score of 660 or less) and prime loans (loans to consumers with FICO scores in excess of 660). The banking regulators deem subprime loans to have higher credit risk and, therefore, require higher levels of capital and allowance for loan losses. Subprime receivables on an OWNED basis were $83.5 million or 65.7% of the owned credit card portfolio as of December 31, 2003, compared to $447.3 million or 52.9% of the owned credit card portfolio as of December 31, 2002. The amount of subprime receivables on a MANAGED basis was $4.9 billion or 61.2% of the managed credit card portfolio as of December 31, 2003, compared to $7.1 billion or 62.3% of the managed credit card portfolio as of December 31, 2002.

         Overall, as of December 31, 2003, the Company believes that the credit quality in the OWNED credit card portfolio is generally worse than the credit quality of the MANAGED credit card portfolio. Delinquent loans for the OWNED credit card portfolio were 15.8% and 0.9% as of December 31, 2003 and 2002, versus 11.1% and 11.0% on a MANAGED basis. Net principal charge-offs in the OWNED credit card portfolio were 26.4% and 24.9% for the years ended December 31, 2003 and 2002, versus 20.2% and 15.5% respectively on a MANAGED basis.

         Servicing, Billing and Payment

         We have established a relationship with First Data Resources, Inc. ("FDR") for cardholder processing services. FDR is a subsidiary of First Data Corporation, a provider of information processing and related services, including cardholder processing (services for financial institutions that issue credit cards to consumers), and merchant processing (services for financial institutions that make arrangements with merchants for the acceptance of credit cards as methods of payment). FDR provides the following services to us:

-    data processing;

-    credit card reissuance;

-    monthly statements;

-    interbank settlement; and

-    after hours and overflow fraud management.

We handle the following functions internally:

-    applications processing; and

-    back office support for mail inquiries and most fraud management.

         We handle most inbound customer service telephone calls for our customer base. For a portion of 2003, we outsourced overflow customer service calls to FDR during peak operation periods. In addition, we process a portion of our customer payments, including all payments with exceptions. All other payments are processed by Household Credit Services ("Household").

         We generally assess periodic finance charges on an account if the cardholder has not paid the balance in full from the previous billing cycle. We base these finance charges on the average daily balance outstanding on the account during the monthly billing cycle.

         We do not impose a finance charge on purchases if cardholders pay the entire balance on the account by the due date. If we are not paid in full prior to the due date, which is generally 20 to 25 days after the statement cycle date and applicable grace period, we impose finance charges on all purchases from the date the transaction posted to the cardholder's account to the statement cycle date. We also impose finance charges on each cash advance from the day we make the advance until the cardholder pays the advance in full.

         We assess an annual fee on approximately 25% of the credit card accounts. We may waive the annual fee, or a portion thereof, depending on the credit terms offered, which we determine based on the prospect's risk profile prior to solicitation, or when we determine a waiver to be appropriate considering the account's overall profitability. In addition to the annual fee, we charge other fees, including:

- a late fee with respect to any unpaid monthly balance if we do not receive the required minimum monthly payment by the due date and the account is less than 120 days contractually past due;

-    a cash advance fee for most cash advances;

- a fee with respect to each check submitted by a cardholder in payment of an account, which the cardholder's bank does not honor; and

- an overlimit charge consistent with the cardholder agreement if, at any time during the billing cycle, the total amount owed exceeds the cardholder's credit limit and the account was less than 120 days contractually past due.

         Each cardholder is subject to an agreement governing the terms and conditions of his or her account. Pursuant to the agreement, we reserve the right to change or terminate certain terms, conditions, services and features of the account, including periodic finance charges, late fees, returned check charges and any other charges, and the minimum payment, subject to the conditions set forth in the cardholder agreement.

         FDR sends monthly billing statements to cardholders on our behalf. When we establish an account, we assign a billing cycle to that account. Each of these cycles has a separate monthly billing date based on the business day of the calendar month on which the cycle begins. Each month, we send a statement to all cardholders whose accounts have an outstanding balance greater than $1. The majority of non charged-off cardholders must make a minimum monthly payment, which is generally the greater of:

-    $15;

-    2.5% of the outstanding balance;

-    the finance charge; or

-    the balance of the account if the balance is less than $15;

plus, in each case, any past due amount.

         If we do not receive the minimum payment by the due date, we consider the account delinquent.

         Most merchant transactions by cardholders are authorized online. All authorizations are handled through FDR's adaptive control and fraud detection systems.

         To monitor accounts and authorizations for potential fraudulent activity, we utilize the Falcon(R) fraud detection neural net system. This product scores authorizations and allows for development of rules-based strategies to queue decision authorizations based on a calculated fraud risk. Accounts suspected of fraud via the scoring model, or rules-based queues, are blocked or referred until the activity can be verified with the cardholder. This process targets all main types of fraud, including lost/stolen, non-receipt, fraudulent application, counterfeit, account takeover, cardholder not present, and check kiting fraud.

         Delinquency, Collections and Charge-offs

         We consider an account delinquent if we do not receive the minimum payment by the payment due date. Past due accounts are re-aged to current status only after we receive at least three minimum payments or the equivalent cumulative amount. Accounts can only be re-aged to current status once every twelve months and two times every five years. Accounts entering long-term fixed payment forbearance programs ("workout re-age") may receive a workout re-age upon entering the debt management program. Workout re-ages can only occur after receipt of at least three consecutive minimum monthly payments, or the equivalent cumulative amount as defined by the debt management program. Workout re-ages can only occur once in five years.

         We handle substantially all collections internally, and we determine the appropriate collection action to take by using FDR's adaptive control system, which continually monitors all delinquent accounts. We close accounts that become 60 days contractually delinquent. We charge-off and take accounts as a loss either:

-    within 60 days of formal notification of bankruptcy;

- at the end of the month during which most unsecured accounts become contractually 180 days past due;

- at the end of the month during which unsecured accounts that have entered into a credit counseling or other similar program become contractually 120 days past due;

- at the end of the month during which secured accounts become contractually 120 days past due; or

-    when identified as fraud losses no later than 90 days from discovery.

         We enter into agreements with third parties for the sale of receivables on a majority of our charged-off accounts. When appropriate, we place delinquent accounts with external collection agencies or attorneys.

         As part of our overall portfolio management, we periodically sell portfolios of delinquent credit card accounts. These transactions have a direct effect on our charge-off dollars and rates as any reduction in the loan's value is reflected as a charge-off.

         Credit Protection Products

         In addition to credit cards, we offer credit protection and insurance products. These products are sold exclusively to Direct Merchants Bank credit cardholders and include:

         Account Protection Plus(SM) is a program that will waive the balance of a customer's Direct Merchants Bank credit card account (up to the credit limit) in the event of the cardholder's death. It further protects the credit card account holder in the event of involuntary unemployment, disability or the need to take an employer approved leave-of-absence. In these situations, the customer's account is "frozen" with no payments due or interest accruing up to the maximum period of time permissible for each event.

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

         Third-Party Insurance Products. We cooperate with a variety of insurance companies to sell their regulated products to Direct Merchants Bank customers. Our arrangements with these insurance companies generally follow one of two formats:

- The insurance company pays us a fee for access to a select list of our cardholders. We provide support during the solicitation and billing process.

- Our licensed insurance subsidiary, MES Insurance Agency, LLC, manages the solicitation of customers for the third-party insurance products and pays the expenses of that solicitation in exchange for a commission.

With lower-risk products, our captive insurance subsidiary, ICOM Limited, may re-insurance all or a portion of the risk of the third-party insurance policies that are sold. In that situation, we bear the administrative costs of servicing the policies.

         List Syndication. We cooperate with a variety of third-party partners to sell their products to Direct Merchants Bank customers. These transactions may follow different terms. Generally, the partner pays us a fee for access to a select list of cardholders and the opportunity to leverage Direct Merchants Bank's name during solicitation and billing processes that we support.

         Asset Securitizations and Other Funding Vehicles

         We securitize credit card loans in order to manage our total cost of funds. Our securitizations involve packaging and selling pools of both current and future receivable balances on credit card accounts, in which we retain the servicing of such receivables. In accordance with GAAP, our securitizations are generally treated as sales or, in certain circumstances, as collateralized borrowing transactions. The securitized receivables accounted for as sales are removed from our balance sheet.

         We securitize receivables by selling the receivables to the Metris Master Trust. The Metris Master Trust issues securities through public asset-backed securitizations or to multi-seller commercial paper conduits.

         Metris Master Trust

         The Metris Master Trust was formed in May 1995 pursuant to a pooling and servicing agreement, as amended. Metris Receivables, Inc. ("MRI"), one of our special purpose entity subsidiaries, transfers receivables in designated accounts to the Metris Master Trust. The Metris Master Trust may, and does from time to time, issue securities that represent undivided interests in the receivables in the Metris Master Trust. These securities are issued by series and each series typically has multiple classes of securities. Each series or class within a series may have different terms. The different classes of an individual series are structured to obtain specific debt ratings. As of December 31, 2003, 11 series of publicly issued securities were outstanding. MRI currently retains the most subordinated class of securities in each series and all other classes are issued to nonaffiliated third parties. These securities are interests in the Metris Master Trust only and are not obligations of MRI, MCI, Direct Merchants Bank, or any other subsidiary of the Company. The interest in the Metris Master Trust not represented by any series of securities issued by the Metris Master Trust also belongs to MRI and is known as the transferor interest.

         Generally, each series involves an initial reinvestment period, referred to as the "revolving period," in which principal payments on receivables allocated to such series are returned to MRI and reinvested in new principal receivables arising in the accounts. After the revolving period ends, principal payments allocated to the series are then accumulated and used to repay the investors. This period is referred to as the "accumulation period," and is followed by a "controlled amortization period" wherein investors are repaid their invested amount. The scheduled accumulation and amortization periods are set forth in the agreements governing each series. Currently, the Metris Master Trust does not have any series in an accumulation period or controlled amortization period. However, all series set forth certain events by which amortization can be accelerated, referred to as "early amortization." Reasons an early amortization could occur include:

- the one or three-month average of portfolio collections, less principal and finance charge charge-offs, financing costs and servicing costs ("excess spread") drops below certain levels, currently no higher than 1%;

- the existence of negative excess transferors interest within the Metris Master Trust; or

- the failure to obtain funding prior to an accumulation period for a maturing term asset-backed securitization.

         New receivables in designated accounts cannot be funded from a series that is in early amortization. We currently do not have any series that is in early amortization.

         In addition, there are various provisions within our securitization agreements that restrict the release of cash to us from the Metris Master Trust. This restricted cash provides additional security to the investors in the Metris Master Trust. We reflect cash restricted from release in the Metris Master Trust as "Retained interests in loans securitized" in the consolidated balance sheet. The extent to which cash is restricted usually relates to the performance of the Metris Master Trust, specifically the average net excess spread over a one to three-month period.

         On a monthly basis, each series of securities is allocated its share of finance charge collections, which is used to pay interest on the series' securities, pay the series' share of servicing fees and reimburse investors for the applicable series' share of losses due to charge-offs. Amounts remaining may be deposited in cash accounts of the Metris Master Trust as additional protection for future losses. Once each of these obligations is fully met, remaining finance charge collections, if any, are returned to us.

         Bank-Sponsored Conduit Programs

         We maintain flexibility in our current funding program by using primarily bank-sponsored commercial paper conduits within the Metris Master Trust. These conduits purchase an interest in receivables arising in designated accounts. These transactions also feature a revolving period in which principal payments on receivables allocated to the conduits are returned to us and reinvested in new receivables. These agreements also have early amortization provisions. (See the above discussion under "Metris Master Trust"). Finance charge collections are used to pay certain obligations, including servicing fees, interest on the principal amount of the conduits' investment in the applicable receivables and recouping charge-offs. After such allocation, remaining finance charge collections, if any, are returned to us.

         Additional information regarding asset securitization is set forth under "Liquidity, Funding, and Capital Resources" on pages 62-72 of this Report.

COMPETITION

         We face intense and increasing competition from numerous financial services providers, many of which have greater resources and name recognition than we do. Our credit card business competes with national, regional and local bankcard issuers, as well as other general purpose and private label credit card issuers. Some of these issuers are substantially larger, have more seasoned credit card portfolios and often compete for customers by offering lower interest rates and/or fee levels than we do. There has been continued focus on solicitations to middle market consumers, as competitors target this market. Customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features. As a result, customer loyalty often is limited. However, we believe that our strategy of focusing on the middle market sector and our proprietary prospect database, proprietary models and internal credit scores allow us to compete effectively for middle market cardholders.

REGULATION

         The Company and Direct Merchants Bank

         Direct Merchants Bank is a limited purpose credit card bank chartered as a national banking association. It is a member of the Federal Reserve System. Its deposits are insured by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation ("FDIC"), and it is subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency ("OCC"), its primary regulator. It is also subject to regulation by the FDIC, as a back-up regulator. Direct Merchants Bank is not a "bank" as defined under the Bank Holding Company Act of 1956 ("BHCA"), as amended, because it:

-    engages only in credit card operations;

- does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others;

- does not accept any savings or time deposits of less than $100,000, except for deposits pledged as collateral for extensions of credit;

-    maintains only one office that accepts deposits; and

-    does not engage in the business of making commercial loans.

         If Direct Merchants Bank failed to meet the credit card bank criteria described above, its status as an insured bank would make us subject to the provisions of the BHCA.

         The OCC establishes operating guidelines for national banks, to which Direct Merchants Bank is subject. On January 31, 2001, the OCC, Federal Reserve Board, FDIC and Office of Thrift Supervision jointly issued their "Expanded Guidance for Subprime Lending Programs," which subjects subprime lending institutions to closer examination scrutiny in order to ensure that their programs have appropriate risk management controls and capital support. Under the expanded guidance, the allowance for loan losses required for subprime loans must be sufficient to absorb at least all estimated credit losses on outstanding balances over the current operating cycle. Each lender is responsible for quantifying the amount of capital needed to offset the additional risk inherent in subprime lending activities, and for fully documenting the methodology and analysis supporting the amounts specified. As described below, the Bank is required to maintain capital levels in accordance with the Modified Operating Agreement that it and MCI have entered into with the OCC.

         In January 2003, the Federal Financial Institutions Examination Council ("FFIEC") issued guidance with respect to account management, risk management, and loss allowance practices for institutions engaged in credit card lending. The guidance provides requirements for certain operational and accounting policies which are designed to bring consistency in practice between institutions. Many aspects of the guidance have been implemented by the Bank with no material impact to our financial statements. We continue testing alternative approaches to comply with the minimum payment and negative amortization provisions of the guidance, the results of which are not expected until the second half of 2004. At this time we are unable to provide assurance that adoption of the guidance will not have a material adverse effect on our financial condition.

         On March 18, 2003, the Bank and MCI entered into an Operating Agreement with the OCC. The terms of the Operating Agreement required the Bank and MCI to enter into a Capital Assurance and Liquidity Maintenance Agreement ("CALMA") also executed on March 18, 2003. The CALMA requires MCI to make such capital infusions or provide the Bank with financial assistance so as to permit the Bank to meet its liquidity requirements.

         The Operating Agreement also required Direct Merchants Bank to enter into a Liquidity Reserve Deposit Agreement under which the Bank has established restricted deposits with third-party depository banks for the purpose of supporting Direct Merchants Bank's funding needs. These deposits are invested in short term liquid investments and are classified on the balance sheets as the "Liquidity reserve deposit." As of December 31, 2003, the balance of the liquidity reserve deposit was $80 million.

         The Operating Agreement was terminated and replaced with a Modified Operating Agreement effective December 11, 2003. Both the CALMA and the Liquidity Reserve Deposit Agreement remain in effect. The Modified Operating Agreement requires, among other things, that:

- The Bank must maintain capital at the dollar amount reported on its September 30, 2003 Call Report, unless otherwise approved by the OCC. The Bank may continue to pay dividends in accordance with applicable statutory and regulatory requirements, provided capital remains at the required level.

- The Bank must maintain, at a minimum, liquid assets of not less than $35 million or 100% of the average highest daily funding requirement for managed receivables.

- The Bank must comply with the terms of the Liquidity Reserve Deposit Agreement and the CALMA.

-    MCI must comply with the terms of the CALMA.

         If the OCC were to conclude that the Bank failed to adhere to any provisions of the Modified Operating Agreement, the OCC could pursue various enforcement options. If any of these options were to be pursued by the OCC, it could have a material adverse effect on our operations or capital position.

         In July 2003, the OCC requested and Direct Merchants Bank agreed to eliminate the jumbo certificates of deposit ("CDs") issued by the Bank, and the risk thereof to the FDIC, by September 30, 2003. The Bank sold $559.3 million of CDs on September 30, 2003, utilizing a combination of cash on hand, cash generated through the sale of assets to a third-party, and sales of assets to MCI.

         Exportation of Interest Rates and Fees

         Under current federal law, national banks such as Direct Merchants Bank may charge interest at the rate allowed by the laws of the state where the bank is located and may export those interest rates on loans to borrowers in other states, without regard to the laws of such other states.

         The United States Supreme Court has held that national banks may also impose late payment fees, overlimit fees, annual fees, cash advance fees and membership fees allowed by the laws of the state where the national bank is located on borrowers in other states, without regard to the laws of such other states. The Supreme Court based its opinion largely on its deference to a regulation adopted by the OCC that has been interpreted to permit national banks to export interest rates. As a result, national banks, such as Direct Merchants Bank, may export such fees.

         Dividends and Transfers of Funds

         There are various federal law limitations on the extent to which Direct Merchants Bank can finance or otherwise supply funds to MCI and its affiliates through dividends, loans or otherwise. These limitations include:

-    minimum regulatory capital requirements;

- restrictions concerning the payment of dividends out of net profits or surplus; and

- Sections 23A and 23B of the Federal Reserve Act governing transactions between a bank and its affiliates.

         In general, federal law prohibits a national bank, such as Direct Merchants Bank, from making dividend distributions on common stock if the dividend would exceed currently available undistributed profits. In addition, Direct Merchants Bank must obtain OCC approval prior to declaring and paying a dividend, if such distribution would exceed current year net income combined with retained earnings from the prior two years. Direct Merchants Bank cannot make a dividend if the distribution would cause it to fail to meet applicable capital adequacy standards. Finally, although not a regulatory restriction, the terms of certain of our debt agreements prohibit the payment of dividends in certain circumstances. See Note 17 to the Consolidated Financial Statements on page 105.

Capital Adequacy

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking regulators to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation. FDICIA also provides that regulatory action may be taken against a bank that does not meet such standards.

         The OCC has adopted regulations that define the five capital categories (well-capitalized, adequately-capitalized, undercapitalized, significantly-undercapitalized and critically-undercapitalized) identified by FDICIA, using total risk-based capital, Tier 1 risk-based capital and leveraged capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well-capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, a leverage ratio of at least 5%, and not be subject to a capital directive order. Under these guidelines, Direct Merchants Bank is considered well-capitalized. The Modified Operating Agreement, which is discussed on page 22, prescribes minimum capital levels as well.

         FDICIA requires the FDIC to implement a system of risk-based premiums for deposit insurance pursuant to which the premiums paid by a depository institution will be based on the probability that the FDIC will incur a loss with respect to such institution. The FDIC has adopted a system that imposes insurance premiums based on a matrix that takes into account a bank's capital level and supervisory rating.

         Under FDICIA, only "well-capitalized" and "adequately-capitalized" banks may accept brokered deposits. In July 2003, the OCC requested and Direct Merchants Bank agreed to eliminate federally-insured CDs at the Bank, and the risk thereof to the FDIC, by September 30, 2003. The Bank sold $559.3 million of CDs on September 30, 2003, utilizing a combination of cash on hand, cash generated through the sale of assets to a third-party, and sales of assets to MCI, in order to fully comply with the OCC's request. We do not anticipate issuing certificates of deposit in the foreseeable future.

         Lending Activities

         Direct Merchants Bank's activities as a credit card lender are also subject to regulation under various federal consumer protection laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act ("CRA") and the Service Member Civil Relief Act. Regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order Direct Merchants Bank to pay restitution to injured cardholders. Cardholders may also bring actions for certain alleged violations of such regulations. Federal and state bankruptcy and debtor relief laws also affect Direct Merchants Bank's ability to collect outstanding balances owed by cardholders who seek relief under those statutes.

         The OCC's CRA regulations subject limited purpose banks, including Direct Merchants Bank, to a "community development" test for evaluating required CRA compliance. The community development performance of a limited purpose bank is evaluated pursuant to various criteria involving community development lending, qualified investments and community development services.

         Legislation; Consumer and Debtor Protection Laws

         Congress has passed a financial services law that requires us to disclose our practices for collection and sharing of non-public customer information. Changes to this law, or enactment of new laws, could require us to limit or substantially modify our credit card marketing activities and practices in way that could adversely affect us if these changes result in additional limits on sharing information. There is such legislation currently pending or under consideration at the federal and state level.

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

         Interstate Taxation

         Several states have enacted legislation taxing the income from interstate financial activities, including credit cards, derived from accounts held by their residents. We believe this legislation will not materially affect us. Our belief is based upon current interpretations of the enforceability of this legislation, prior court decisions and the volume of our business in states that have passed such legislation.

         Licensing Requirements

         Our captive insurance subsidiary, ICOM Limited, is licensed in Bermuda under The Insurance Act of 1978 as a Class 2 Insurer. We are restricted from writing any long-term policies or pursuing any unrelated business in excess of certain limits under Bermuda law.

         Fair Credit Reporting Act

         The Fair Credit Reporting Act ("FCRA") regulates consumer reporting agencies. Under the FCRA, an entity risks becoming a consumer reporting agency if it furnishes consumer reports to third parties. A consumer report is a communication of information which bears on a consumer's creditworthiness, credit capacity, credit standing or certain other characteristics, and which is collected or used or expected to be used to determine the consumer's eligibility for credit, insurance, employment or certain other purposes. The FCRA explicitly excludes from the definition of consumer report a report containing information solely as to transactions or experiences between the consumer and the entity making the report. An entity may share consumer reports with any of its affiliates so long as that entity provides consumers with appropriate disclosure and an opportunity to opt out of such affiliate sharing.

         Our objective is to conduct our operations in a manner that would fall outside the definition of a consumer reporting agency under the FCRA. If we were to become a consumer-reporting agency, we would be subject to a number of complex and burdensome regulatory requirements and restrictions. Such restrictions could have a material adverse effect on our results of operations, financial condition and ability to operate.

REGULATORY INVESTIGATIONS

On August 5, 2003, we received notification from the SEC that we are the subject of a formal, nonpublic investigation. We believe that this investigation initially related primarily to our treatment of the "Allowance for loan losses" in 2001 and subsequent years, our 2001 credit line increase program, and other related matters. On December 9, 2003, we received notification that the scope of the investigation was expanded to include matters related to our valuation of "Retained interests in loans securitized". The Company subsequently has received additional SEC subpoenas and requests for information on related and other financial accounting issues, as well as the above matters. The SEC has advised us that this is a fact-finding inquiry and that it has not reached any conclusions related to this matter. We are responding fully to the SEC in its investigation. The SEC has informed us that it is reviewing the information and documents that we have submitted. We anticipate that we will provide additional information and documents to the SEC in the future. The SEC also may depose certain of our executive officers and directors in connection with its investigation. At this time, we cannot predict how long the SEC investigation will last or what the results of the investigation will be. If the SEC determines that we or our officers and directors have violated federal securities laws or the SEC's rules and regulations, we could be subject to SEC enforcement action, including potential fines and penalties, which could materially adversely affect our results of operations or financial condition. We can not assure you the resolution of the SEC investigation will not necessitate further amendments or restatements to our previously filed reports. We do not believe, however, that we or our officers or directors have violated any such laws, rules or regulations.

         On August 2, 2003, we received from the OCC correspondence indicating that we were the subject of an investigation, together with a subpoena requiring us to produce certain documents. In October 2003, the OCC informally requested additional documents. On April 1, 2004 we received a second subpoena requiring us to produce additional documents related primarily to executive compensation and reimbursement. We do not believe that the OCC's investigation concerns any of the activities of our current executives.

EMPLOYEES

         We have approximately 2,900 employees located in Arizona, Florida, Maryland, Minnesota and Oklahoma. None of our employees are represented by a collective bargaining agreement.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

         MCI and its subsidiaries have registered and continue to register, when appropriate, various trademarks, tradenames and service marks used in connection with our business and for private label marketing of certain of our products. We consider these trademarks and service marks to be readily identifiable with, and valuable to, our business.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the persons who currently serve as our executive officers. Each executive officer serves at the discretion of our Board of Directors.

       NAME            AGE                               POSITION
       ----            ---                               --------
David D. Wesselink     61       Chairman and Chief Executive Officer

Richard G. Evans       55       Executive Vice President, General Counsel and Secretary

Matthew S. Melius      38       Executive Vice President, Credit Risk Management; President
                                of Direct Merchants Bank

Dan N. Piteleski       53       Executive Vice President, Chief Information Officer

John A. Witham         52       Executive Vice President, Chief Financial Officer

Scott R. Fjellman      38       Senior Vice President, Treasurer

Mark P. Wagener        43       Senior Vice President, Controller

         David D. Wesselink has been Chairman and Chief Executive Officer of the Company since December 2002. Mr. Wesselink previously was Vice Chairman of the Company from September 2000 to December 2002, and Executive Vice President, Chief Financial Officer of the Company from December 1998 to August 2000. Prior to joining us, Mr. Wesselink was Senior Vice President and Chief Financial Officer of Advanta Corporation since 1993. Prior to Advanta Corporation, Mr. Wesselink held several positions at Household Finance Corp. and Household International, Inc. from 1971 to 1993, including Senior Vice President from 1986 to 1993, and Chief Financial Officer from 1982 to 1993. Mr. Wesselink is also a director of MasterCard Incorporated (U.S. Region Board), Saxon Capital, Inc. and CFC International, Inc.

         Richard G. Evans has been Executive Vice President, General Counsel and Secretary of the Company since June 2001. Prior to joining us, Mr. Evans was Executive Vice President, General Counsel and Director of Green Tree Financial Corporation from 1985 to 1999. Prior to Green Tree, Mr. Evans served as Special Assistant Attorney General for the State of Minnesota from 1974 to 1984.

         Matthew S. Melius has been Executive Vice President, Credit Risk Management of the Company since January 2001. Mr. Melius previously was Executive Vice President, E-Commerce of the Company from September 2000 to December 2000; Senior Vice President, E-Commerce from January 2000 to August 2000; Senior Vice President, Portfolio Marketing from January 1998 to December 1999; and Vice President, Marketing from September 1995 to December 1997. Prior to that, Mr. Melius served seven years in the credit card division of the First National Bank of Omaha, where he advanced from a management trainee to manager of the portfolio management department, where he directed the account retention and portfolio profitability operations.

         Dan N. Piteleski has been Executive Vice President and Chief Information Officer of the Company since May 2002. Mr. Piteleski previously was Senior Vice President, Chief Information Officer of the Company from May 2001 to April 2002. Prior to joining us, Mr. Piteleski was Vice President, Chief Information Officer of H.B. Fuller Company for six years. Prior to H.B. Fuller, Mr. Piteleski served as Vice President, Information Systems at Zenith Data Systems for two and one-half years. Before Zenith, Mr. Piteleski was Manager, Information Systems and Technology at Apple Computer for four years. Mr. Piteleski also has worked in information systems at Equitable Resources Energy Company, Inc., and American Standard.

         John A. Witham has been Executive Vice President and Chief Financial Officer of the Company since November 2002. Mr. Witham previously was Senior Vice President, Finance of the Company from June 2002 to October 2002. Prior to joining us, Mr. Witham was Executive Vice President, Chief Financial Officer of Bracknell Corp. from November 2000 to October 2001. (In November 2001, Adesta Communications Inc., a wholly-owned subsidiary of Bracknell Corp. voluntarily commenced a case under Chapter 11 of the United States Code in the United States Bankruptcy Court, District of Nebraska. In January 2002, State Group LTD, a wholly-owned subsidiary of Bracknell Corp., filed bankruptcy in Toronto, Ontario CANADA.) Before Bracknell Corp., Mr. Witham was Executive Vice President and Chief Financial Officer for Arcadia Financial Ltd. from February 1994 to June 2000.

         Scott R. Fjellman has been Senior Vice President and Treasurer of the Company since January 2003. Mr. Fjellman previously was Vice President, Assistant Treasurer of the Company from April 2000 to December 2002. Prior to joining us, Mr. Fjellman was with Arcadia Financial Ltd. for eight years, most recently as Vice President of Securitization and Investor Relations. Before joining Arcadia Financial, Mr. Fjellman spent three years as an auditor with KPMG LLP.

         Mark P. Wagener has been Senior Vice President and Controller of the Company since October 2001. Mr. Wagener previously was Vice President, Assistant Controller of the Company from June 2000 to September 2001. Prior to joining us, Mr. Wagener served for 13 years at Norwest Corporation (now Wells Fargo & Company), most recently as Director of Corporate Planning and Analysis. Mr. Wagener began his career with Arthur Andersen & Co. where he worked for five years as an auditor.

         Our officers are elected by, and hold office at the will of, our Board of Directors and do not serve a "term of office" as such.

RISK FACTORS

         The factors discussed below, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements that we make in this Annual Report on From 10-K. See "Forward Looking Statements under Item 7 on page 77. Although we have attempted to list comprehensively these important factors, we caution you that other factors may in the future prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for us to predict all of these factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

         WE REQUIRE A HIGH DEGREE OF LIQUIDITY TO OPERATE OUR BUSINESS, AND AN INABILITY TO ACCESS FUNDING AT THE TIMES AND IN THE AMOUNTS THAT WE NEED COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE OR OUR FINANCIAL RESULTS.

         Key elements of our strategy depend on us having adequate available cash, and we therefore require a high degree of liquidity to operate our business. See "Management's Discussion and Analysis of Operations - Liquidity and Capital Resources" for a more detailed discussion of liquidity. Activities for which we need cash include:

-    funding new receivables;

- making interest and principal payments under our credit agreement, existing senior notes and other indebtedness;

- refinancing maturing series of asset-backed securities issued by the Metris Master Trust;

- providing credit enhancement with respect to asset-back securities issued by the Metris Master Trust;

- covering fees and expenses incurred in connection with the securitization of receivables; and

-    meeting other operating expenses.

         We anticipate that we will need to enter into financing transactions on a regular basis, including the securitization of credit card receivables, to provide cash for these uses. In particular, during the remainder of 2004, we will need to obtain funding to meet the following maturing obligations:

- $1.75 billion in outstanding term asset-backed securities and $280 million in outstanding bank conduit financing issued by the Metris Master Trust;

-    $95.3 million outstanding under our term loan that is due in June 2004; and

-    $100 million in senior notes that mature in November 2004.

         Since the fourth quarter of 2002, as a result of a deterioration in the performance of our assets and downgrades in the ratings assigned to our debt securities, our access to funding has been reduced and the cost and other terms of the funding that is available to us have been less favorable than had previously been the case. For example, our securitization transactions completed in 2003 contained terms that were less favorable than those contained in prior securitization transactions, including increased subordination levels and reserve requirements and additional early amortization events. Future downgrades in our debt ratings or those of Direct Merchants Bank, or resumed deterioration in our asset quality could result in additional negative impacts on our ability to access the funding we need and the price of that funding to us. Disruptions or unfavorable conditions related to one of our financing sources, such as securitizations, may have similar effects with respect to other financing sources. In addition, the agreements governing our existing debt financing contain restrictions that may adversely affect our ability to obtain future financing. Economic, legal, regulatory, accounting and tax changes could also make securitization and other sources of funding more difficult, less efficient, more expensive or unavailable. Finally, many of our competitors have more capital and higher debt ratings than we do, which may enhance their ability to obtain funding and reduce their cost of funding compared to ours.

         In the past, the sale of brokered certificates of deposit, or CDs, by Direct Merchants Bank represented a significant source of funding for us. However, in July 2003, the OCC requested that Direct Merchants Bank eliminate its federally-insured deposits, or the risk of those deposits to the FDIC, by September 30, 2003. In response, Direct Merchants Bank sold its insured certificates of deposit on September 30, 2003. We do not anticipate issuing certificates of deposit as a source of funding in the foreseeable future, which may contribute to increased funding costs.

         If we are unable to access funding at the times and in the amounts that we need, we would be required to scale back our business operations, may be unable to refinance maturing series of asset-backed securities issued by the Metris Master Trust, and may be unable to pay amounts due with respect to our credit agreement or our existing senior notes. Either an inability to refinance maturing series of securities issued by the Metris Master Trust or a default in payment when due of any amounts under our credit agreement or our existing senior notes could ultimately result in both an early amortization of the asset-backed securities issued by the Metris Master Trust and an acceleration of all amounts due under our credit agreement and our existing senior notes. Any such event could also prevent us from paying our other obligations when due. Even if we are successful in obtaining the funding that we need, an increase in the cost of that funding would negatively impact our financial results.

         OUR TARGET CONSUMERS GENERALLY HAVE HIGHER DEFAULT RATES AND ARE IMPACTED MORE BY GENERAL ECONOMIC AND SOCIAL FACTORS THAN HIGHER INCOME CONSUMERS.

         The primary risk associated with secured and unsecured lending to middle market consumers is that default rates for these consumers are higher than those for higher income consumers. This results in more accounts being charged off as uncollectable than would be the case with higher income consumers. If we are not successful in evaluating the creditworthiness of our target customers or in applying our risk-based pricing system, we could experience greater levels of delinquencies and losses. In addition, general economic and social factors, such as the rate of inflation, unemployment levels, interest rates and the effects of periods of war may have a greater impact on consumers in our target market than on those with higher incomes. Accordingly, any general worsening of economic or social conditions may have a disproportionate effect on our target consumers and, thus, on our delinquency and charge-off rates.

         THE OCCURRENCE OF CERTAIN EVENTS COULD RESULT IN EARLY AMORTIZATION (REQUIRED REPAYMENT) OF THE SECURITIES ISSUED BY THE METRIS MASTER TRUST AND ALSO CAUSE ALL AMOUNTS OUTSTANDING UNDER OUR CREDIT AGREEMENT AND OUR EXISTING SENIOR NOTES TO BECOME DUE AND PAYABLE.

         Certain events, such as a deterioration in the performance of our securitized receivables, deterioration in our financial condition, breaches of representations, warranties or covenants that we make in the documentation relating to our securitizations or defaults under our other credit arrangements, including our credit agreement, could result in early amortization (required repayment) of the principal amount of the securities issued by the Metris Master Trust. Early amortization would also cause a default under our credit agreement which could, in turn, lead to a default with respect to our existing senior notes, potentially resulting in all amounts due under those arrangements also becoming due and payable.

         IF THE RECENT IMPROVEMENT IN OUR DELINQUENCY AND CHARGE-OFF RATES DOES NOT CONTINUE, IT COULD NEGATIVELY IMPACT OUR ABILITY TO COMPLETE FUTURE SECURITIZATION TRANSACTIONS ON ACCEPTABLE TERMS OR AT ALL AND MIGHT RESULT IN EARLY AMORTIZATION OF OUTSTANDING SECURITIES ISSUED BY THE METRIS MASTER TRUST.

         During late 2002 and most of 2003, we experienced significant increases in the delinquency rate on our credit card loans and the rate at which our credit card loans were charged off as uncollectable (the "net charge-off rate"). We have taken steps that have resulted since late 2003 in a reversal of these increases. However, if our responsive steps ultimately are not successful and the recent improvement in our delinquency and net charge-off rates does not continue, it could, among other things:

- cause purchasers of securities issued by the Metris Master Trust to require even higher credit enhancement levels for future securities issued by the Metris Master Trust, which could divert significant amounts of cash that otherwise would be available to us;

- jeopardize our ability to complete future securitization transactions on acceptable terms or at all, thereby decreasing our liquidity and forcing us to rely on other potentially more expensive funding sources, to the extent available; and

- cause early amortization (required repayment) of outstanding securities issued by the Metris Master Trust, with the potential results noted above.

         DIRECT MERCHANTS BANK IS SUBJECT TO REGULATORS WHO COULD IMPOSE RESTRICTIONS THAT COULD NEGATIVELY IMPACT OUR OPERATIONS OR FINANCIAL RESULTS.

         The operations of Direct Merchants Bank and its activities as a credit card lender are subject to regular review and examination by federal regulators to assess compliance with federal laws and regulations regarding the safety and soundness of financial institutions and federal consumer protection laws. These regulators have broad discretion to issue or revise regulations, and to issue guidance, that may significantly affect Direct Merchants Bank and the way the Bank or we conduct business. For example, the banking regulators have issued guidelines that require financial institutions engaged in subprime lending (including Direct Merchants Bank) to carry higher levels of capital and credit loss reserves than other financial institutions. These regulators are also authorized to impose penalties for violations of the laws and regulations that they oversee including, in certain cases, ordering Direct Merchants Bank to pay restitution to cardholders. Any new or more restrictive requirements could negatively impact our operations or financial results, limit our growth prospects, reduce our returns on capital or require us to raise additional capital.

         In January 2003, the FFIEC issued guidance with respect to account management, risk management, and loss allowance practices for institutions engaged in credit card lending. The guidance provides requirements for certain operational and accounting policies which are designed to bring consistency in practice between institutions. Many aspects of the guidance have been implemented by the Bank with no material impact to our financial statements. We continue testing alternative approaches to comply with the minimum payment and negative amortization provisions of the guidance, the results of which are not expected until the second half of 2004. At this time we are unable to provide assurance that adoption of the guidance will not have a material adverse effect on our financial condition.

         DIRECT MERCHANTS BANK'S ACTIVITIES ARE REGULATED BY THE OCC AND FAILURE TO OPERATE IN ACCORDANCE WITH ITS RESTRICTIONS, INCLUDING THOSE IN OUR MODIFIED OPERATING AGREEMENT WITH THE OCC, COULD RESULT IN ADVERSE ACTIONS BY THE OCC.

         Direct Merchants Bank's activities are regulated by the OCC. The OCC has imposed on Direct Merchants Bank the restrictions discussed under "Management's Discussion and Analysis of Operating Results - Liquidity, Funding and Capital Resources" and could increase the existing restrictions or impose new ones. New or more restrictive requirements could include, among others, restrictions relating to:

-    minimum regulatory capital levels;

-    extensions of credit;

-    strategic acquisitions and asset growth;

- underwriting criteria, account management, account pricing, and accounting policies and practices;

- enhanced scrutiny and consent requirements relating to business plans and liquidity management;

-    submission of special periodic regulatory reports; and

- additional supervisory actions or sanctions under applicable prompt corrective action guidelines and other applicable laws and regulations.

         On December 11, 2003, MCI and Direct Merchants Bank entered into a Modified Operating Agreement with the OCC described above on page 22 under "Regulation - The Company and Direct Merchants Bank." Among other things, the Modified Operating Agreement:

- requires Direct Merchants Bank to maintain minimum capital at the dollar level reported on its September 30, 2003 Call Report ($213 million), unless otherwise approved by the OCC;

- requires Direct Merchants Bank to maintain, at a minimum, liquid assets of not less than $35 million or 100% of the average highest daily funding requirement for managed receivables;

- requires Direct Merchants Bank to continue to comply with the Liquidity Reserve Deposit Agreement described above on page 22 under "Regulation - The Company and Direct Merchants Bank;" and

- requires Director Merchants Bank and MCI to comply with the terms of the Capital Assurance and Liquidity Maintenance Agreement ("CALMA") described above on page 22 under "Regulation - The Company and Direct Merchants Bank."

         If we or Direct Merchants Bank fail to adhere to the terms of the Modified Operating Agreement and our other agreements with regulators, Direct Merchants Bank could face significant restrictions on growth, payments of dividends and operating activities. Ultimately, failure to adhere could result in the regulators ordering Direct Merchants Bank to cease lending activities, assessing civil money penalties, initiating proceedings to terminate deposit insurance for Direct Merchants Bank, or assuming control of Direct Merchants Bank.

         WE COULD BE REQUIRED TO PROVIDE SUPPORT TO DIRECT MERCHANTS BANK.

         Under our regulatory framework and the CALMA, we could be required to contribute capital or otherwise provide support to Direct Merchants Bank in order to maintain or meet Direct Merchants Bank's capital and liquidity needs. If we had to do this, it could limit our ability to expend funds at the MCI level or require us to engage in capital raising activities that could adversely affect our financial results or stock price for a variety of reasons, including dilution to existing equity holders.

         OUR FINANCIAL RESULTS COULD BE NEGATIVELY IMPACTED BY FLUCTUATIONS IN OUR INTERESTS IN OUR SECURITIZATIONS.

         We retain interests in the assets included in Metris Master Trust securitizations, including retained subordinated interests, spread accounts and other residual interests. The value of and income earned from these interests will vary over time as a result of many factors not completely within our control, including the performance of the securitized loans, interest paid to the holders of securitization securities and transaction expenses. The performance of the loans included in our securitizations is subject to risks and uncertainties including, among others, increased delinquencies and credit losses, economic downturns and social factors, interest rate fluctuations, changes in government policies and regulations, competition, expenses, dependence upon third-party vendors, fluctuations in accounts and account balances, and industry risks. Since we are required to reflect changes in the value of these interests in our financial statements, decreases in value could negatively impact our results of operations and financial condition.

         CHANGES IN THE INTEREST RATES ON THE FUNDS WE BORROW AND THE AMOUNTS WE LOAN TO OUR CREDIT CARD CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

         Like other financial institutions, we borrow money from institutions, which we then lend to our credit card customers. We earn interest on the credit card loans we make and pay interest on the borrowings we use to fund those loans. Changes in these two interest rates affect the value of our assets and liabilities. Generally, our credit card loans are priced at rates indexed from the prevailing prime rate. The interest we pay on our borrowings is based on indexes over LIBOR, the London Interbank Offered Rate. If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans, our net interest income, and therefore our earnings, could fall. Our earnings could also be hurt if the rates on our credit card loans fall more quickly than those on our borrowings. We manage these risks partly by changing the interest rates we charge on our credit card accounts. The success of repricing accounts to match an increase or decrease in our borrowing rates depends on the overall product mix of those accounts, the number of accounts repriced, the rate at which we are originating new accounts, and our ability to retain accounts (and the related loan balances) after repricing. For example, if we increase the interest rate we charge on our credit card accounts and the cardholders close their accounts as a result, we may not be able to match our increased borrowing costs as quickly, if at all. Changes in interest rates also affect the balances our customers carry on their credit cards. When interest rates fall, there may be more low-rate product alternatives available to our customers. Consequently, their credit card balances may fall and pre-payment rates may rise. We can mitigate this risk by reducing the interest rates we charge. However, these changes can reduce the overall yield on our portfolio. When interest rates rise, there are fewer low-rate alternatives available to our customers. Consequently, credit card balances may rise (or fall more slowly). In this circumstance, we may have to borrow additional amounts at higher interest rates to fund the increased balances. In our credit card business, we can mitigate this risk by increasing the interest rates we charge, although doing so may increase opportunities for our competitors to offer attractive products to our customers and consequently increase customer attrition from our portfolio.

         WE FACE INTENSE COMPETITION.

         We face intense and increasing competition from numerous financial services providers, many of which have greater resources and name recognition than we do. Our credit card business competes with national, regional and local bankcard issuers, as well as other general purpose and private label credit card issuers. Some of these issuers are substantially larger, have more seasoned credit card portfolios and often compete for customers by offering lower interest rates and/or fee levels than we do. Moreover, the federal Gramm-Leach-Bliley Act, which permits the affiliation of commercial banks, securities firms and insurance companies, may increase the number of competitors in the banking industry and the level of competition for banking products, including credit cards. There has been continued focus on solicitations to middle market consumers, as competitors target this market. Our competitors may take actions such as offering lower interest rates and fees, higher credit lines, and other incentives to customers to use their credit cards and/or transfer existing balances. Since customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features, and because customer loyalty often is limited, these and other competitive practices could result in the loss of existing customers, reductions in account balances, a slowdown in account and balance growth, increased customer acquisition costs and reductions in the levels of finance charges and fees that we charge.

         FAILURE TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS, OR ADVERSE CHANGES IN THOSE LAWS OR REGULATIONS, COULD HAVE A NEGATIVE IMPACT ON OUR FINANCIAL RESULTS AND COULD ADVERSELY AFFECT OUR ABILITY TO CONDUCT OUR BUSINESS IN A PROFITABLE MANNER.

         Various federal and state laws and regulations significantly limit the activities in which we and Direct Merchants Bank are permitted to engage. See "Business - Regulation." Among other things, these laws and regulations:

-    limit the fees and other charges that we are allowed to charge;

-    limit or prescribe certain other terms of our products and services;

- require specified disclosures to consumers, including ones regarding our practices for collection and sharing of non-public customer information;

-    require us to treat non-public customer information in certain ways;

-    govern the sale and terms of products and services we offer;

-    require that we obtain and maintain licenses and qualifications; and

-    impose capital requirements.

         In some cases, the precise application of these statutes and regulations is not clear. Our failure to comply with applicable laws and regulations may result in regulatory action, negative publicity or consumer class action litigation. Moreover, numerous legislative and regulatory proposals that would impact aspects of our business are advanced each year. Changes in the laws and regulations to which our business is subject, including by adoption of new legislation or by revisions to the interpretation of existing laws and regulations, could adversely affect our ability to conduct our business in a profitable manner. Finally, changes in government fiscal or monetary policies, including changes in our rate of taxation, also could adversely affect our financial results.

         LITIGATION INVOLVING US COULD NEGATIVELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

         A putative class action lawsuit was filed against us in 2002 alleging that we violated federal securities laws by failing to timely disclose an OCC report of examination. In January 2004, a complaint was filed against us by our former Chairman and Chief Executive Officer alleging breach of contract, intentional interference with contract, breach of covenant of good faith, defamation and violation of Minnesota's whistleblower act. We face the risk of other litigation, including class action lawsuits, challenging our product terms, rates, disclosures, collections or other practices, under state and federal consumer protection statutes and other laws, as well as actions relating to federal securities laws. In particular, state attorneys general and other government prosecutors have shown an increased interest in the enforcement of consumer protection laws, including laws relating to subprime lending and predatory lending practices, and privacy. See "Legal Proceedings" at page 39. All litigation involves costs, both in terms of money and in terms of diversion of management's time and attention. In addition, litigation may result in orders that require us to change specific business practices or adopt business practices different from our competitors', settlement costs, damages, and in some cases penalties. Any or all of these could negatively affect our business, results of operations and financial condition.

         WE ARE THE SUBJECT OF AN SEC INVESTIGATION THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL RESULTS.

         On August 5, 2003, we received notification from the SEC that we are the subject of a formal, nonpublic investigation. We believe that this investigation initially related primarily to our treatment of "Allowance for loan losses" in 2001 and subsequent years, our 2001 credit line increase program and other related matters. On December 9, 2003, we received notification that the scope of the investigation had been expanded to include matters related to our valuation of "Retained interests in loans securitized." We have since has received additional SEC subpoenas and requests for information on related and other financial accounting issues, as well as the above matters. The SEC has advised us that this is a fact-finding inquiry and that it has not reached any conclusions related to this matter. We cannot predict the length or outcome of this investigation, but it could have a material adverse effect on our business and financial condition.

         WE ARE THE SUBJECT OF AN OCC INVESTIGATION THAT COULD NEGATIVELY AFFECT OUR BUSINESS.

         On August 2, 2003, we received from the OCC correspondence indicating that we were the subject of an investigation, together with a subpoena requiring us to produce certain documents. In October 2003, the OCC informally requested additional documents. On April 1, 2004, we received a second subpoena requiring us to produce additional documents related primarily to executive compensation and reimbursement. We do not believe that the OCC's investigation concerns any of the activities of our current executives.

         WE ARE THE SUBJECT OF AN INTERNAL REVENUE SERVICE EXAMINATION THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY AND FINANCIAL RESULTS.

         In December 2003, an Internal Revenue Service("IRS"), examination team submitted a request for a Technical Advice Memorandum("TAM"), to its Washington, D.C. National Office regarding our treatment of certain credit card fees as original issue discount("OID"). The request covers our tax returns filed for the years ended December 31, 1998 through December 31, 2001. Although we primarily report the relevant fees as income when billed for financial reporting purposes, we believe the fees constitute OID for tax purposes and should, therefore, be deferred and amortized over the life of the underlying credit card loans for tax purposes. Cumulatively through December 31, 2001, we had deferred approximately $210 million in federal income tax under the OID rules. An assessment could ultimately require us to pay up to this amount of federal tax plus state taxes and related interest. The rulings in the TAM and the outcome of additional resolution activities for these years, if necessary, will likely determine our tax treatment of credit card fees in subsequent years. Based on our federal tax returns filed for years ending December 31, 2002 and December 31, 2003, we had deferred approximately $244 million and $179 million in federal income tax, respectively. We believe that our treatment of these fees, which is consistent with that of numerous other U.S. credit card issuers, is appropriate and we continue to work with the IRS to resolve this matter. However, both the final resolution and its timing are uncertain. A resolution that requires us to pay immediately any material amount of the taxes we had previously deferred could have a material adverse effect on our liquidity and financial condition.

         OUR RESTATEMENTS OF FINANCIAL RESULTS HAVE HAD, AND MAY IN THE FUTURE CONTINUE TO HAVE ADVERSE EFFECTS ON US.

         We recently have restated our financial results for 1998 through 2002 and for the first three quarters of 2003, in connection with our analysis of our method of valuing "Retained interests in loans securitized." Included in these restatements, in addition to changes made as a result of our revised accounting policies and procedures related to valuing our retained interests, are corrections to conform with accounting principles generally accepted in the United States of America related to securitization transaction costs, credit card solicitation costs, interest rate caps and debt waiver revenue associated with credit card receivables sold to the Metris Master Trust, and the transfer of allowance for loan losses that was incorrectly classified as a valuation reserve. We have also restated certain other prior period amounts to conform with the current period's presentation. For a more detailed description of the restatements, see Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. These restatements have resulted in late filings with the SEC and may have harmed our reputation with investors and possibly customers. Our restatements and their effects may have additional adverse effects on us in the future.

         DISPUTES AFFECTING MASTERCARD AND VISA COULD NEGATIVELY IMPACT OUR OPERATIONS AND FINANCIAL RESULTS.

         We are a member of MasterCard International Incorporated and Visa U.S.A. Inc. MasterCard(R) and Visa(R) are membership organizations composed of financial institutions that issue MasterCard or Visa cards. The outcome of pending or future disputes involving these organizations could, if adversely decided, affect our operations or result in an increase in the fees we must pay as a member. In particular, in October 1998, the U.S. Department of Justice, or DOJ, filed a complaint against MasterCard International Incorporated, Visa U.S.A. Inc. and Visa International, Inc., asserting that duality (the overlapping ownership and control of both the MasterCard and Visa associations by the same group of banks) restrains competition in violation of the antitrust laws and challenging the rules adopted by both MasterCard and Visa that restrict member banks from joining American Express, Discover/Novus or other competing networks. The case was tried in the summer of 2000 and the trial court announced its decision in October 2001. The trial judge ruled in the associations' favor on the duality claim, but against the associations on the competing networks claim. MasterCard and Visa appealed the trial court's ruling, but the appeal was denied in September 2003. The associations have indicated that they anticipate seeking further appellate review. We cannot predict the ultimate outcome of this litigation or its effect on the competitive environment in the credit card industry. However, it is possible that the outcome of this or any future dispute involving MasterCard or Visa could negatively impact our operations and financial results in ways that we cannot currently predict.

         OTHER INDUSTRY-WIDE RISKS COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

         We face many industry-wide risks that could negatively affect our financial performance. For example, all businesses in the credit card industry face the risk of fraud by cardholders and third parties, as well as the risk that increased criticism from consumer advocates and the media could hurt consumer acceptance of our products. In addition we face risks related to:

- rapidly changing technologies, including in particular, technological challenges in the developing online credit card and financial services market;

- the possibility that system disruptions and failures may interrupt or delay our ability to provide services to our customers;

- potential claims relating to the proprietary nature of widely used technology, such as "smart cards" and call center technology; and

- the ability to provide and safeguard the secure transmission of confidential information over the Internet in the face of security breaches, acts of vandalism and developments in computer capabilities that could result in a compromise or breach of the technology used to protect customer transaction data.

AVAILABLE INFORMATION

         You can find additional information regarding our executive officers and Board of Directors in the Proxy Statement relating to our 2004 Annual

Meeting of Stockholders. In addition, we periodically file reports and other information with the SEC under the Securities Exchange Act of 1934. You can read and copy this information at SEC offices in Washington, D.C., New York City, and Chicago; obtain copies of this information by mail from the Public Reference Section of the SEC, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549, at prescribed rates; obtain copies from the SEC's website (http://www.sec.gov); inspect information at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York, 10005; request copies of documents by calling our Investor Relations Department at (952) 593-4874; and visiting our website.

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

ITEM 2. PROPERTIES

         We currently lease our principal executive office space in Minnetonka, Minnesota, consisting of leases for approximately 300,000 and 19,000 square feet. These leases expire in December 2011 and March 2005, respectively. Subsequent to year-end 2003, we entered into a letter of intent with a third-party to lease 131,000 square feet of space at our Minnetonka headquarters. Although the letter of intent is non-binding, management believes it is highly probable that the Company will be released from a portion of our obligations under the original lease agreement as a result of the terms outlined in the letter of intent. We previously entered into sublease agreements for the remaining 19,000 square foot lease obligation noted above.

         In addition, Direct Merchants Bank leases 54,000 square feet in Phoenix, Arizona, which serves as the Bank's operation center. This lease expires in 2009. We also lease 7,500 square feet in Scottsdale, Arizona to support the Company's data center. In addition, we lease facilities in Tulsa, Oklahoma, White Marsh, Maryland, Jacksonville, Florida and Duluth, Minnesota, consisting of approximately 100,000, 115,000, 160,000 and 20,000 square feet, respectively. These leases expire in December 2010, September 2007, May 2005 and September 2006, respectively. We have entered into sublease agreements for approximately 101,000 square feet of our lease obligation in Jacksonville. We have entered into sublease agreements for approximately 50,000 square feet of our lease obligation in Maryland. The leased properties in Oklahoma, Maryland, Florida and Duluth, Minnesota support our collections, customer service and back office operations. We also own our Hispanic operations center in Orlando, Florida, which consists of approximately 45,000 square feet. We believe our facilities are suitable for our businesses and that we will be able to lease or purchase additional facilities as needed.

ITEM 3. LEGAL PROCEEDINGS

         In September 2002, a shareholder lawsuit was filed in the United States District Court for the District of Minnesota, naming MCI, Ronald N. Zebeck and David D. Wesselink as defendants. The plaintiffs seek to represent a class of purchasers of MCI common stock between November 5, 2001 and July 17, 2002. The lawsuit seeks damages in an unspecified amount. The complaint alleges, among other things, that defendants violated the federal securities laws when MCI failed to timely disclose the existence of an impact of an OCC Report of Examination. The lawsuit is currently in the discovery phase. We believe the lawsuit is without merit and are vigorously defending against the claim.

         We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations. On January 23, 2004, a complaint was filed by a Direct Merchants Bank cardholder in Middlesex County Superior Court in Cambridge, Massachusetts, against the Bank and MCI alleging certain unfair business practices. The complaint purported to be a class action lawsuit; however, it was never certified as a class action, and the matter has been settled and the complaint will be dismissed with prejudice.

         On January 23, 2004, a complaint was filed in Hennepin County District Court in Minneapolis, Minnesota, against MCI, certain members of its Board of Directors and a number of other entities, by Ronald N. Zebeck, MCI's former Chairman and Chief Executive Officer. The complaint alleges breach of contract, intentional interference with contract, breach of covenant of good faith, defamation, and violation of Minnesota's whistleblower act. On February 1, 2004, defendants filed an answer in which they denied the allegations in the complaint, and MCI filed counterclaims against Mr. Zebeck alleging breach of fiduciary duty and duty of loyalty, unjust enrichment, breach of covenant not to compete, requesting an accounting, and seeking declaratory judgment against Mr. Zebeck for the principal amount($5 million) of a loan made by MCI in 1999, plus interest. We believe Mr. Zebeck's claims are without factual and legal support, and we have numerous substantive legal defenses to his claims. We intend to vigorously defend against Mr. Zebeck's claims and will aggressively prosecute our case against him.

         For a discussion of current regulatory investigations to which we are subject, see "Regulatory Investigations" under Item 1 on page 26.

         Because we are unable to estimate damages at this time, these matters may have a material adverse affect on our results of operations, financial condition or ability to operate our business in the event of a negative outcome on one or more of these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 201 of Regulation S-K is set forth in the "Summary of Consolidated Quarterly Financial Information and Stock Data" on pages 123-125 of this Report.

ITEM 6. TABLE 1: SELECTED FINANCIAL DATA

                                                                                                                     FOUR-
                                                                                                                     YEAR
   (In thousands, except                                                                                           COMPOUND
       EPS, dividends and stock                                                                                     GROWTH
         prices)                        2003            2002            2001           2000            1999          RATE
                                    -----------     -----------     -----------    -----------     -----------     --------
INCOME STATEMENT DATA:
Net interest income                 $    16,109     $   125,886     $   202,861    $   (12,608)    $    27,428       (12.5)
Provision for loan losses               126,648         219,804         461,106        164,800         122,322         0.9
Other operating income                  505,020         835,421       1,273,444      1,080,270         794,857       (10.7)
Other operating expense                 611,746         741,220         727,284        599,139         437,984         8.7
                                    -----------     -----------     -----------    -----------     -----------       -----
Tax rate(1)                                32.0%          659.7%           39.5%          38.6%           48.1%         --
Net (loss) income                   $  (147,739)    $    (1,584)    $   160,029    $   185,902     $   109,555         N/A
                                    -----------     -----------     -----------    -----------     -----------       -----
PER COMMON SHARE STATISTICS:
(Loss) earnings per
     share - diluted                $     (3.27)    $     (0.66)    $      1.61    $      2.01     $      1.44         N/A
Stock price                                4.44            2.47           25.71          26.31           23.79       (34.3)
Dividends paid                               --           0.040           0.040          0.033           0.017
Book value per common
     share equivalent(2)                   8.85           11.53           12.00           9.68            7.38         4.7
Shares outstanding
     (year-end)                          57,807          57,168          63,419         62,243          57,919
Shares used to compute
     earnings (loss) per
     share (diluted)                     57,471          59,782          99,366         92,582          76,324
                                    -----------     -----------     -----------    -----------     -----------

(TABLE 1: SELECTED FINANCIAL DATA CONT.)

                                                                                                                        FOUR-YEAR
                                                                                                                         COMPOUND
                                                                                                                          GROWTH
                                         2003            2002           2001            2000              1999             RATE
                                     ------------    -----------    ------------    ------------      ------------      ---------
SELECTED OPERATING DATA:
Year-end credit card
     loans                           $    128,615    $   846,417    $  2,756,763    $  1,184,269      $    150,200
Year-end assets                         1,392,396      2,590,392       4,165,975       3,738,307         2,041,862         (9.1)
Average credit card loans                 518,705      1,305,127       1,709,989         614,991            78,036
Average interest-earning assets         1,023,577      1,889,768       2,060,191         838,468         1,485,094         (8.9)
Average assets                          2,211,348      3,334,850       3,903,846       2,826,653           193,926         84.0
Average total equity                    1,038,190      1,116,578       1,011,573         759,653           564,288         16.5
Year-end deposits                           6,262        892,754       2,058,008       2,106,199           775,381        (70.0)
Year-end debt                             350,448        357,649         647,904         356,066           345,012          0.4
Year-end preferred stock                  470,728        430,642         393,970         360,421           329,729          9.3
Return on average assets                      N/A            N/A             4.1%            6.6%             56.5%
Return on average total equity                N/A            N/A            15.8%           24.5%             19.4%
Net interest margin                           1.6%           6.7%            9.8%           (1.5)%             1.9%
Allowance for loan losses            $     45,492    $    90,315    $    460,159    $    123,123      $     12,175
Allowance for loan losses
     as a percent of 30-day
     plus delinquent
     receivables                            224.0%       1,146.7%          165.7%          138.1%            351.1%
Delinquency ratio(3)                         15.8%           0.9%           10.1%            7.5%              2.3%
Allowance for loan losses
     as a percent of credit
     card loans                              35.4%          10.7%           16.7%           10.4%              8.1%
Net charge-off ratio(4)                      26.4%          24.9%           12.3%            9.7%             52.7%

(1) 1999 results include a permanent nondeductible tax difference of $50.8 million due to the extinguishment of the Series B Preferred Stock and 12% Senior Notes, and the cancellation of warrants in June 1999 with the issuance of the Company's Series C Preferred Stock.

(2)  "Book value" is calculated assuming conversion of preferred stock.

(3) "Delinquency ratio" represents credit card loans that were at least 30 days contractually past due at year-end as a percentage of year-end owned credit card loans. The decrease in delinquencies as of December 31, 2002 versus December 31, 2001 primarily reflects the sale of approximately $120 million of delinquent receivables during September and December 2002.

(4) The "Net charge-off ratio" in 2002 reflects actual principal amounts charged-off, less recoveries, as a percentage of average credit card loans. The net charge-off ratio also includes a $101.5 million charge-off of loans transferred to "held for sale."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

         The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. You should read this discussion along with our consolidated financial statements and related notes thereto for the period ended December 31, 2003.

         We provide financial products and services to middle market consumers throughout the United States. Our consumer lending products are primarily unsecured credit cards, including the Direct Merchants Bank MasterCard(R) and Visa(R). We also offer co-branded credit cards through partnerships with other companies. These credit card loans generate income and cash flow from principal, interest and fee payments. Additional cash flow is generated through the sale of our other consumer financial products, such as credit protection.

         Our target market is particularly susceptible to changes in the economy. Over the past few years, the status of the economy in the United States has led to increased unemployment rates, increased incidences of personal bankruptcy, and decreased consumer confidence, all of which have challenged the Company and the middle market consumer loan industry. In addition, in 2001, we implemented a program to increase the credit lines to a large portion of our existing customers, which put increased payment pressure on those customers. We continued to experience the residual effects of the economic downturn and the 2001 credit line increase program in 2003 as evidenced by our high charge-off rates. However, our primary focus continues to be on improving asset quality and we have taken several actions over the year to ensure this improvement, including strengthening credit line management strategies, limiting marketing efforts to better credit quality consumers, tightening credit authorization criteria and enhancing collection strategies. We have started to see the results of our efforts with the Metris Master Trust two-cycle plus delinquency rates falling from their peak of 12.05% in November 2002 to 11.11% as of December 31, 2003. An additional key indicator of improvement is the recent performance of the Metris Master Trust compared to the first half of 2003. The three-month average excess spread as of December 31, 2003 was 3.62% compared to 2.70% for the quarter ended September 30, 2003, 1.93% for the quarter ended June 30, 2003, and 2.37% for the quarter ended March 31, 2003. The three-month average excess spread was 4.30% as of February 29, 2004.

         We continue to evaluate and modify our marketing programs to improve the overall credit quality of the managed portfolio. Beginning late in 2002 and continuing throughout 2003, we tested pricing and line assignments for new customers. These actions were in response to a lower interest rate environment, increased competition in the middle market sector and overall tightening of our underwriting. The early results of these initiatives indicate improved credit quality from our most recent marketing campaigns.

         We took several steps during 2003 to right-size our business in order to properly position ourselves to execute our strategic plan. We sold our membership club and warranty business in order to focus our resources on our core credit card loans business. We reduced our managed portfolio using a combination of decreased marketing efforts, higher account attrition, and the sale of $1.1 billion of credit card accounts in September and November 2003. We also have taken steps to match our workforce needs with the size of our portfolio by eliminating approximately 1,025 positions.

         Our business requires a high degree of liquidity. Thus, ensuring appropriate liquidity is, and will continue to be, at the forefront of our business objectives. We rely heavily on the securitization of our consumer loans for funding, primarily by selling the loans to the Metris Master Trust. As of December 31, 2003, our funding needs for 2004 included $3.1 billion in maturing asset-backed financing and conduits in the Metris Master Trust, $101.7 million outstanding on our $125 million term loan due in June 2004, and $100 million of senior notes due in November 2004. Our strategies to meet these funding needs are portfolio attrition, the renewal or replacement of some of these facilities, new securitizations, and asset sales as necessary. Downgrades in our credit ratings and the historical deterioration in our asset quality have reduced our access to funding and have resulted in higher funding costs and less favorable terms than previously were available to us. Future downgrades in our debt ratings or those of Direct Merchants Bank, or further deterioration in our asset quality, could continue to negatively impact our funding capabilities.

CRITICAL ACCOUNTING ESTIMATES

         The Company's significant accounting policies are identified on pages 85-93 of this Report, the most critical of which are our determination of the "Allowance for loan losses" and the valuation of our "Retained interests in loans securitized."

Allowance for loan losses

         We maintain an "Allowance for loan losses" sufficient to absorb probable loan losses inherent in the credit card loan portfolio as of the balance sheet date. The "Allowance for loan losses" results in a reserve approximating 18 months of future charge-offs for subprime receivables and 13 months of future charge-offs for prime receivables. At the time of charge-off, all principal balances are written off against the allowance and all fees and finance charges are netted against the applicable income statement line item. The allowance is based on management's consideration of all relevant factors, including management's assessment of applicable economic and seasonal trends.

         We segment the loan portfolio into several individual liquidating pools with similar credit risk characteristics and estimate (based on historical experience for similar pools and existing environmental conditions) the dollar amount of principal, accrued finance charges, and fees that will charge-off. We then aggregate these pools into prime and subprime portfolios based on the prescribed FICO score cuts, credit counseling programs, and other differentiating receivable pools. We also isolate other potentially higher risk segments such as accounts that are over their credit limit by more than 10%, accounts in suspended status under our debt waiver benefits, and accounts in other programs as deemed necessary. We separately analyze the reserve requirement on each of these groups or portfolios.

         We continually evaluate the individual liquidating risk pools employing a roll-rate model which uses historical delinquency levels and pay-down levels (12 months of historical data, with emphasis given to the last six months' performance to capture current economic and seasonal trends), loan seasoning, and other measures of asset quality to estimate charge-offs for both credit losses and bankruptcy losses.

         Additionally, in evaluating the adequacy of the loan loss reserves, we also consider several subjective factors which may be overlaid into the credit risk roll-rate model in determining the necessary loan loss reserve, including:

- national and economic trends and business conditions, including the condition of various market segments;

- changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery, as well as the experience, ability and depth of our lending management staff;

- trends in volume and the product pricing of accounts, including any concentrations of credit; and

- impact from external factors, such as changes in competition, and legal and regulatory requirements, on the level of estimated credit losses in the current portfolio.

         Significant changes in these factors could impact our financial projections and thereby affect the adequacy of our "Allowance for loan losses."

Valuation of Retained Interests in Loans Securitized

         The "Retained interests in loans securitized" on our balance sheet associated with our securitization transactions includes contractual retained interests, transferor's interests, interest-only strip receivable, and spread accounts receivable. Each of these components is described below. We determine the fair value of each component of the "Retained interests in loans securitized" at the time a securitization transaction or replenishment sale is completed using a discounted cash flow valuation model and on a quarterly basis thereafter. Any change in the fair value is recorded in "Securitization income."

         The discounted cash flow valuation is limited to the receivables that exist and have been sold to the Metris Master Trust. Therefore, the model assumes current principal receivable balances amortize with no new sales, interchange fees or cash advances. The future cash flows are modeled in accordance with the debt series' legal documents and are applied to all series on a pro-rata basis. Excess fee income, finance charge and recovery cash flows above contractual expense payments are first applied to meet spread accounts receivable requirements then returned to us as part of the interest-only strip receivable. We determine upper and lower valuation limits of the "Retained interests in loans securitized" based on historical and forecasted excess spreads. We then determine the best estimate within the range based on historical trends (weighted heavily toward the low end of the range), adjusted, as appropriate, for portfolio forecast information.

         The contractual retained interests represent the subordinated securities held by us. There is no stated interest rate associated with these securities, and these securities are not rated. They are subordinated to all other securities, except for the interest-only strip receivable we own and, accordingly, are repaid last. Their fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets and the expected timing based on the scheduled maturity date for the underlying securitization. If these securities are recoverable based on the Metris Master Trust forecasts, cash flows related to the entire subordinated principal balance are used in determining their fair value.

         The transferor's interests represent undivided interests in receivables that are not pledged to support a specific security series or class and represent our interest in the excess principal receivables held in the Metris Master Trust. The fair value is determined in the same manner as the contractual retained interests and is discounted based on twelve months to maturity. We have subordinated our rights to the excess cash flows on the principal receivables underlying the transferor's interests; thus they are included, instead, in the value of the interest-only strip receivable.

         Spread accounts receivable balances represent cash held by the Metris Master Trust trustee as reserves required by certain series. These balances earn interest and the fair value is determined in the same manner as the contractual retained interests.

         The interest-only strip receivable represents the contractual right to receive from the Metris Master Trust interest and other fee revenue, less certain costs, over the estimated life of the underlying debt securities. The fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets and the expected timing of the amortization inherent in the retained interests valuation model. We believe our discount rates are consistent with what our competition would use to determine the fair value of these assets. The valuation model assumes that we repurchase the outstanding principal receivables at face value according to the clean-up call provisions contained in the respective security series' legal documents.

         We use certain assumptions and estimates in determining the fair values of "Retained interests in loans securitized." These assumptions and estimates include estimated principal payments, credit losses, gross yield, interest expense, fees, the timing of cash receipts, and discount rates commensurate with the risks of the underlying assets. On a quarterly basis, we review and adjust as appropriate the assumptions and estimates used in our model based on a variety of internal and external factors, including national and economic trends and business conditions, current lending policies, procedures and strategies, historical trends and assumptions about future trends, competition, and legal and regulatory requirements. Significant estimates are required in determining these factors and different judgments concerning these factors can result in a material impact on our balance sheet and income statement. The accompanying consolidated financial statements do not include an adjustment to the fair value of "Retained interests in loans securitized" that might result from the inability to finance future receivables.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         "Net loss" for the year ended December 31, 2003 was $147.7 million, or $3.27 per diluted common share, compared to a "Net loss" of $1.6 million, or $0.66 per diluted common share in 2002. The increase in "Net loss" of $146.2 million is primarily due to a $109.8 million reduction in "Net interest income" and a $330.4 million reduction in "Other operating income," offset by a $93.2 million decrease in "Provision for loan losses" and a $129.5 million reduction in other operating expense. Included in the 2003 results is a $93.5 million after-tax net loss consisting of special items associated with the impacts from the sale of our membership club and warranty business, two credit card loan portfolio sales totaling $1.1 billion, a workforce reduction, the sale of certificates of deposit by Direct Merchants Bank, and the write-down of certain fixed assets and leases. Included in the same period of 2002 are $27.7 million of pre-tax special items associated with the write-downs of excess property, equipment, and operating leases and a write-down of a portfolio of charged-off loans purchased in 2001 and 2000.

Net Interest Income

         "Net interest income" consists primarily of interest earned on our "Credit card loans," less interest expense on borrowings to fund loans and operations. Table 2 provides an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the years ended December 31, 2003, 2002 and 2001.

TABLE 2: ANALYSIS OF AVERAGE DAILY BALANCES, INTEREST AND AVERAGE YIELDS AND
RATES

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                               2003                                  2002
                                                               ----                                  ----
                                               AVERAGE                     YIELD/     AVERAGE                     YIELD/
(Dollars in thousands)                         BALANCE       INTEREST       RATE      BALANCE       INTEREST       RATE
                                               -------       --------       ----      -------       --------       ----
ASSETS:
Interest-earning assets:
Federal funds sold                           $    74,589    $       838       1.1%  $    23,750    $       403       1.7%
Short-term investments                           352,847          4,556       1.3%      560,891         10,121       1.8%
Liquidity reserve deposit                         77,436            761       1.0%           --             --        --
Credit card loans                                518,705         84,375      16.3%    1,305,127        218,878      16.8%
                                             -----------    -----------             -----------    -----------
Total interest-earning assets                $ 1,023,577    $    90,530       8.8%  $ 1,889,768    $   229,402      12.1%
Other assets                                   1,282,137             --        --     1,696,174             --        --
Allowance for loan losses                        (94,366)            --        --      (251,092)            --        --
                                             -----------                            -----------
Total assets                                 $ 2,211,348             --        --   $ 3,334,850             --        --
                                             ===========                            ===========
LIABILITIES AND EQUITY:
Interest-bearing liabilities:

Deposits                                     $   542,953    $    28,421       5.2%  $ 1,406,022    $    68,740       4.9%
Debt                                             366,368         46,000      12.6%      380,728         34,776       9.1%
                                             -----------    -----------             -----------    -----------


Total interest-bearing liabilities           $   909,321    $    74,421       8.2%  $ 1,786,750    $   103,516       5.8%
Other liabilities                                263,837             --        --       431,522             --        --
                                             -----------                            -----------
Total liabilities                              1,173,158             --        --     2,218,272             --        --
Stockholders' equity                           1,038,190             --        --     1,116,578             --        --
                                             -----------                            -----------
Total liabilities and equity                 $ 2,211,348             --        --   $ 3,334,850             --        --
                                             ===========                            ===========
Net interest income and interest margin(1)
                                                      --    $    16,109       1.6%           --    $   125,886       6.7%
Net interest rate spread(2)
                                                      --             --       0.6%           --             --       6.3%

(1) We compute "Net interest margin" by dividing net interest income by average total interest-earning assets.

(2) The "Net interest rate spread" is the yield on average interest-earning assets minus the funding rate on average interest-bearing liabilities.

TABLE 2: ANALYSIS OF AVERAGE DAILY BALANCES, INTEREST AND AVERAGE YIELDS AND RATES (CONTINUED)

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                             2001
                                                                             ----
                                                      Average                                           Yield/
(Dollars in thousands)                                Balance                    Interest                Rate
                                                      -------                    --------                ----
ASSETS:
Interest-earning assets:
Federal funds sold                        $                    63,981    $               3,115          4.9%
Short-term investments                                        286,221                   12,373          4.3%
Credit card loans                                           1,709,989                  353,650         20.7%
                                          ---------------------------    ---------------------
Total interest-earning assets             $                 2,060,191    $             369,138         17.9%
Other assets                                                2,089,242                       --           --
Allowance for loan losses                                    (245,587)                      --           --
                                          ---------------------------
Total assets                              $                 3,903,846                       --           --
                                          ===========================
LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits                                  $                 2,110,967    $             127,916          6.1%
Debt                                                          379,159                   38,361         10.1%
                                          ---------------------------    ---------------------
Total interest-bearing liabilities        $                 2,490,126    $             166,277          6.7%
Other liabilities                                             402,147                       --           --
                                          ---------------------------    ---------------------
Total liabilities                                           2,892,273                       --           --
Stockholders' equity                                        1,011,573                       --           --
                                          ---------------------------
Total liabilities and equity              $                 3,903,846                       --           --
                                          ===========================
Net interest income and interest
            Margin(1)                                              --    $             202,861          9.8%
Net interest rate spread(2)                                        --                       --         11.2%

         "Net interest income" decreased from $125.9 million for the year ended December 31, 2002, to $16.1 million for year ended December 31, 2003. The decrease is due to a decrease in average interest-earning assets of $900 million and a 510 basis point reduction in net interest margin. The decrease in margin is primarily due to a 330 basis point decrease in yield on interest earning assets resulting from a $786.4 million reduction in average "Credit card loans" and a 240 basis point increase in the costs of funds due to higher interest expense incurred on the term debt instruments outstanding during the respective periods. As of December 31, 2003, 50.7% of our average interest-earning assets were in "Credit card loans," compared to 69.1% as of December 31, 2002. The overall yield decrease is primarily due to the shift in the mix of interest earning assets to lower yielding assets.

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

TABLE 3: CHANGES IN NET INTEREST INCOME

                                 YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                     2003 VS. 2002                        2002 VS. 2001
                           ---------------------------------   ----------------------------------
                            INCREASE       CHANGE DUE TO        INCREASE        CHANGE DUE TO
(Dollars in thousands)     (DECREASE)    VOLUME      RATE      (DECREASE)    VOLUME       RATE
                           ----------    ------      ----      ----------    ------       ----
INTEREST INCOME:
Federal funds sold         $     435   $     859   $    (424)  $  (2,712)  $  (1,959)   $    (753)
Short-term investments        (4,804)     (2,334)     (2,470)     (2,252)     11,874      (14,126)
Credit card loans           (134,503)   (142,269)      7,766    (134,772)    (83,731)     (51,041)
                           ---------   ---------   ---------   ---------   ---------    ---------
Total interest income       (138,872)   (143,744)      4,872    (139,736)    (73,816)     (65,920)
Interest bearing
      deposits               (40,319)    (42,195)      1,876     (59,176)    (42,717)     (16,459)
Other interest expense        11,224      (1,314)     12,538      (3,585)        159       (3,744)
                           ---------   ---------   ---------   ---------   ---------    ---------
Total interest expense       (29,095)    (43,509)     14,414     (62,761)    (42,558)     (20,203)
                           ---------   ---------   ---------   ---------   ---------    ---------
      Net interest income  $(109,777)  $(100,235)  $  (9,542)  $ (76,975)  $ (31,258)   $ (45,717)
                           =========   =========   =========   =========   =========    =========

Credit Card Loans

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

         Delinquencies

         It is our policy to accrue interest and fee income on all credit card accounts, except in limited circumstances, until we charge-off the account. In November 2002, we stopped billing late fees once an account became 120-days contractually delinquent, and in March 2003, we stopped billing overlimit fees once an account became 120-days contractually delinquent. Past-due accounts are re-aged to current status only after we receive at least three minimum payments or the equivalent cumulative amount. Accounts can only be re-aged to current status once every twelve months and two times every five years. Accounts entering long-term fixed payment forbearance programs may receive a re-age upon entering the debt forbearance program ("workout re-age"). Workout re-ages can only occur after receipt of at least three consecutive minimum monthly payments, or the equivalent cumulative amount as defined by the debt management program. In accordance with FFIEC guidance, workout re-ages can only occur once in five years. Table 4 presents the delinquency trends of our credit card loan portfolio.

TABLE 4: LOAN DELINQUENCY

                              DECEMBER 31,      % OF        DECEMBER 31,      % OF     DECEMBER 31,       % OF
(Dollars in thousands)           2003           TOTAL         2002            TOTAL       2001            TOTAL
                                 ----           -----         ----            -----       ----            -----
Loans outstanding            $     128,615       100%    $       846,417      100%   $   2,756,763        100%
Loans contractually
      delinquent:
      30 to 59 days                  5,015       3.9%              1,673      0.2%          87,603        3.2%
      60 to 89 days                  4,888       3.8%              2,121      0.2%          66,647        2.4%
      90 or more days               10,406       8.1%              4,082      0.5%         123,528        4.5%
                             -------------      ----     ---------------      ---    -------------       ----
            Total            $      20,309      15.8%    $         7,876      0.9%   $     277,778       10.1%
                             =============      ====     ===============      ===    =============       ====

         As part of our overall portfolio management, we periodically sell portfolios of delinquent credit card accounts to third parties. These transactions have a direct effect on our delinquency dollars and rates. Excluding the sale of $72.5 million of 2-cycle plus delinquent receivables in December 2002, the delinquency ratio would have been 8.7 percent as of December 31, 2002. There was no sale of delinquent receivables during the fourth quarter of 2003. The increase in delinquencies as of December 31, 2003 versus December 31, 2002 primarily reflects the overall credit quality of the remaining receivables in the OWNED portfolio.

         Net charge-offs

         Net charge-offs are the principal amount of losses from cardholders unwilling or unable to make minimum payments, bankrupt cardholders and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged-off against the applicable revenue line item at the time of charge-off. We charge-off and take accounts as a loss within (i) 60 days following formal notification of bankruptcy; (ii) at the end of the month during which most unsecured accounts become contractually 180-days past-due; (iii) at the end of the month during which unsecured accounts that have entered into a credit counseling or other similar debt forbearance program later become contractually 120-days past-due; or (iv) at the end of the month during which secured accounts become contractually 120-days past-due after first reducing the loss by the secured deposit. Beginning in the fourth quarter of 2003 we changed our policy for recognizing credit losses on accounts that enter into a settlement payment arrangement. Under the new policy, the portion of the balance that has been forgiven is charged-off upon entering into the settlement arrangement with the customer. The previous policy recognized these losses after the completion of the settlement arrangement. We charge-off accounts that are identified as fraud losses no later than 90 days after discovery.

         We enter into agreements with third parties for the sale of a majority of charged-off accounts. We also refer charged-off accounts to our recovery unit for coordination of collection efforts to recover the amounts owed. When appropriate, we place accounts with external collection agencies or attorneys.

         Charge-offs due to bankruptcies were $32.6 million, representing 42.5% of total gross charge-offs, as of December 31, 2003, and $61.5 million, representing 17.8% of total gross charge-offs, as of December 31, 2002. Table 5 presents our net charge-offs for the periods indicated as reported in the consolidated financial statements.

TABLE 5: NET CHARGE-OFFS

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
(Dollars in thousands)                    2003                   2002                 2001
                                          ----                   ----                 ----
Average credit card loans             $      518,705       $   1,305,127       $    1,709,989
Net charge-offs                              137,015             325,351              209,779
Net charge-off ratio                            26.4%               24.9%                12.3%
                                      ==============       =============       ==============

         As part of our overall portfolio management, we periodically sell portfolios of delinquent credit card accounts. These transactions have a direct effect on our charge-off dollars and rates as any reduction in the loan's value is reflected as a charge-off. During 2003, we sold two portfolios of delinquent accounts approximating $69.0 million in receivables, resulting in a $62.3 million charge-off. During 2002, we sold two portfolios of delinquent accounts approximating $120 million in receivables, resulting in a $101.5 million charge-off.

         Provision and Allowance for Loan Losses

         We record provisions for loan losses in amounts necessary to maintain the allowance at a level sufficient to absorb anticipated probable loan losses inherent in the existing loan portfolio as of the balance sheet date.

         In order to mitigate credit losses, we have focused our collection efforts to aggressively address any potential delinquency dollar and severity increases. We also utilize debt forbearance programs and credit counseling services for qualifying cardholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees, and other incentives to induce the customer to continue making payments. The amount of customer receivables in debt forbearance programs was $6.2 million, or 4.8% of total credit card loans, as of December

31, 2003, compared to $34.7 million or 4.1% of total credit card loans, as of December 31, 2002. All delinquent receivables in debt forbearance programs are included in Table 4.

         The provision for loan losses for the year ended December 31, 2003, totaled $126.6 million compared to a provision of $219.8 million in 2002. The decrease in the provision for loan losses in 2003 compared to 2002 primarily reflects the decrease in "Credit card loans" during the year, primarily offset by the increased delinquency rate as of December 31, 2003 discussed above. The "Allowance for loan losses" was $45.5 million, or 35.4% of credit card loans, as of December 31, 2003, versus $90.3 million, or 10.7% of credit card loans, as of December 31, 2002.

         Our roll-rate models, including management contingency, indicated our required "Allowance for loan losses" was $46 million as of December 31, 2003, compared to a range of $75 million to $90 million as of December 31, 2002. We believe the allowance for loan losses is adequate to cover probable future losses inherent in the loan portfolio under current conditions.

Retained Interests in Loans Securitized

         Our credit card receivables are primarily funded by asset securitizations through the Metris Master Trust. Upon securitization, the Company removes the applicable credit card loans from the balance sheet and recognizes the retained interests in loans securitized at their allocated carrying value in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("SFAS No. 140"). Assets may be sold to the Metris Master Trust at the inception of a securitization series. We also sell receivables to the Metris Master Trust on a daily basis to replenish receivable balances that have decreased due to payments and charge-offs. The difference between the allocated carrying value and the proceeds from the assets sold is recorded as a gain or loss on sale and is included in "Securitization income."

         At the same time, the Company recognizes the "Retained interests in loans securitized." The "Retained interests in loans securitized" are financial assets measured at fair value consistent with trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and include the contractual retained interests, an interest-only strip receivable, excess transferor's interests and spread accounts receivable. The contractual retained interests consist of non-interest bearing securities held by the Company. The interest-only strip receivable represents the present value of the excess of the estimated future interest and fee collections expected to be generated by the securitized loans over the period the securitized loans are projected to be outstanding above the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses. The excess transferor's interests represent principal receivables held in the Metris Master Trust over the contractual retained interests. Spread accounts receivable represents restricted cash reserve accounts held by the Metris Master Trust that can be used to fund payments due to securitization investors and credit enhancers if cash flows are insufficient. Cash held in spread accounts is released to us if certain conditions are met or a securitization series terminates with amounts remaining in the spread accounts. The fair value of the "Retained interests in loans securitized" is determined through estimated cash flows discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans.

         The following summarizes our "Retained interests in loans securitized" as of December 31, 2003 and December 31, 2002.

TABLE 6: RETAINED INTERESTS IN LOANS SECURITIZED

                                                DECEMBER 31,       DECEMBER 31,
(In thousands)                                    2003               2002
                                                  ----               ----
Contractual retained interests               $     542,014       $   685,197
Excess transferor's interests                       48,775            57,447
Interest-only strip receivable                      16,039            13,882
Spread accounts receivable                         230,073            51,500
                                             -------------       -----------
Retained interests in loans securitized            836,901           808,026
                                             =============       ===========

         "Retained interests in loans securitized" increased by $28.9 million between December 31, 2002 and December 31, 2003, to $836.9 million. The increase is primarily due to a $178.6 million increase in spread accounts receivable partially offset by a $143.2 million decrease in contractual retained interests.

         The contractual retained interests decreased $143.2 million from December 31, 2002 to December 31, 2003, primarily due to the sale of receivables to a third-party in the third and fourth quarters of 2003, and attrition in the securitized loan portfolio. The decrease in contractual retained interests was partially offset by higher enhancement levels required by recent securitization agreements. Spread accounts receivable increased over December 31, 2002 as all excess spread earned on receivables held in the Metris Master Trust was being restricted from release to the Company due to the performance of the receivables. For more information on restricted cash see the "Liquidity, Funding, and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 62-72.

         At least quarterly, the Company adjusts the valuation of the "Retained interests in loans securitized" to reflect changes in the amount and expected timing of future cash flows. The significant factors that affect the timing and amount of cash flows relate to collateral assumptions, which include payment rate, default rate, gross yield and discount rate. These values can, and will, vary as a result of changes in the amount and timing of the cash flows and the underlying economic assumptions. The components of retained interests are recorded at their fair value. (See "Critical Accounting Estimates" on pages 44-47 for more information on the valuation of the "Retained interests in loans securitized").

         The significant assumptions used for estimating the fair value of the "Retained interests in loans securitized" are as follows:

                                                        AT DECEMBER 31,
                                                      --------------------
                                                      2003           2002
                                                      ----           ----
Monthly payment rate                                   6.7%           6.7%
Gross yield(1)                                        25.4%          26.0%
Annual interest expense and servicing fees             4.2%           4.0%
Annual gross principal default rate                   20.7%          21.7%
Discount rate:
     Contractual retained interests                   16.0%          16.0%
     Excess transferor's interests                    16.0%          16.0%
     Interest-only strip receivable                   30.0%          30.0%
     Spread accounts receivable(2)                    15.3%          16.0%

(1) Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries. Gross yield for purposes of estimating fair value does not include cash flows from interchange income, or cash advance fees.

(2) Beginning in 2003, the discount rate on spread account balances have been reduced by interest income expected to be earned.

         The decrease in the gross yield assumption reflects lower Libor rates and an improvement in credit quality in the Metris Master Trust during 2003, which has resulted in lower yields. The lower default rate assumption also reflects the improved credit quality in the Metris Master Trust.

         In the third quarter of 2003, we repurchased $446.5 million of randomly selected credit card loans from the Metris Master Trust and subsequently sold the assets to a third-party. The sale was undertaken to generate liquidity needed to fund the sale of the Bank's certificates of deposit in order to comply with a request by the OCC to eliminate federally insured deposits at Direct Merchants Bank, or the risk thereof to the FDIC, by September 30, 2003, and to create additional liquidity in the Metris Master Trust. In addition, at the direction of our conduit providers to reduce outstanding balances, on November 13, 2003 we repurchased and subsequently sold to a third-party an additional $494.3 million of randomly selected credit card loans from the Metris Master Trust. The sale was necessary to create additional liquidity, reduce outstanding conduit borrowings, and to lower 2004 funding requirements. The proceeds from both sale transactions were less than the valuation determined under the discounted cash flow methodology we use in establishing the fair value of our "Retained interests in loans securitized." These sales were necessary transactions given the Company's liquidity position and financing market conditions at that time. We do not believe the prices in the September and November sales are representative of the overall fair value of our remaining "Retained interests in loans securitized" and, therefore, these two events were factored separately into our retained interests valuations.

         At December 31, 2003, the sensitivity of the current fair value of the "Retained interests in loans securitized" to immediate 10% and 20% adverse changes are as follows (in millions):

                                                                 ADVERSE IMPACT ON FAIR VALUE
                                                                 ----------------------------
                                                          10% ADVERSE CHANGE      20% ADVERSE CHANGE
                                                          ------------------      ------------------
Annual discount rate                                           $   22.6                $   44.3
Monthly payment rate                                              139.7                   331.4
Gross yield                                                       132.8                   285.4
Annual interest expense and servicing fees                         21.3                    48.1
Annual gross principal default rate                                99.3                   209.4

         As the sensitivity indicates, the fair value of the Company's "Retained interests in loans securitized" on its balance sheet, as well as reported earnings, could vary significantly if different assumptions or conditions prevail.

         "Securitization income" was $173.4 million and $323.5 million for the years ended December 31, 2003 and 2002, respectively. The following table details "Securitization income" for the years ended December 31, 2003, 2002, and 2001 respectively.

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
(In thousands)                                   2003          2002          2001
                                                 ----          ----          ----
Loss on new securitization of
    receivables to the Metris Master Trust    $ (55,214)    $ (70,578)    $ (60,574)
(Loss) gain on replenishment of
    receivables to the Metris Master Trust     (161,743)       28,706       (34,672)
Discount accretion                              308,912       305,327       221,670
Change in fair value                            (71,669)     (342,080)       28,069
Interest-only revenue                           221,331       452,268       510,806
Transaction and other costs                     (68,250)      (50,126)      (14,899)
                                              ---------     ---------     ---------
Securitization income                         $ 173,367     $ 323,517     $ 650,400
                                              =========     =========     =========

         The decrease of $150.2 million in "Securitization income" for the year ended December 31, 2003 compared to 2002, is primarily due to a $230.9 million decrease in interest-only revenue and a $190.5 million adverse change in the loss/gain on replenishment of receivables to the Metris Master Trust, partially offset by a $270.4 million improvement in the change in fair market value of "Retained interests in loans securitized." Interest-only revenue decreased from $452.3 million in 2002 to $221.3 million in 2003, due to a $2.6 billion reduction in receivables held in the Metris Master Trust and a 311 basis-point decrease in excess spread in the Metris Master Trust. The $190.5 million adverse change in the loss/gain on replenishment of receivables to the Metris Master Trust from 2002 to 2003 is primarily due to a reduction in the benefit from receivables purchased from the Bank at a $14.5 million net discount in 2003, as compared to a $151.5 million net discount in 2002. The $270.4 million improvement in the change in fair market value of "Retained interests in loans securitized" is primarily due to a stabilization of the interest-only asset resulting from the flattening of excess spreads in the Metris Master Trust. The $71.7 million reduction in fair value in 2003 is primarily due to a discount on the increasing spread accounts receivable balance.

Other Operating Income

         Other operating income was $505.0 million in 2003, a decrease of $330.4 million or 39.5% from $835.4 million in 2002. "Securitization income" decreased $150.1 million during the year as discussed more fully above.

         "Servicing income on securitized/sold receivables" was $176.6 million and $195.2 million for the years ended December 31, 2003 and 2002, respectively. The decrease in servicing income was caused by a $900 million reduction in average principal receivables held by the Metris Master Trust during 2003. "Credit card fees, interchange, credit protection and other credit card income" was $79.5 million for the year ended December 31, 2003, compared to $163.2 million for the year ended December 31, 2002. The decrease is primarily due to a decrease in average "Credit card loans" of $786.4 million over the twelve-month period. Furthering this decline was an amendment to the core transaction documents of the Metris Master Trust agreement, resulting in interchange income earned on receivables held in the Metris Master Trust being recorded as a contribution to the excess spread of the Metris Master Trust as of May 2002.

         During the third quarter of 2003, we sold our membership club and warranty business. The "Gain on sale of membership club and warranty business" was $84.8 million. As a result of the sale, "Enhancement services revenue" decreased to $107.9 million for the year ended December 31, 2003, compared to $153.5 million for the year ended December 31, 2002. Included in the gain was the recognition of $82.7 million of "Deferred income" and the write-off of $36.6 million of deferred costs, included in "Other assets." As of December 31, 2003 we had $7.3 million of "Deferred income," and $1.9 million in deferred costs, associated with the sold business, which will expire throughout 2004.

Other Operating Expense

         Other operating expenses were $611.7 million for the year ended December 31, 2003, a decrease of $129.5 million from the year ended December 31, 2002. This decrease resulted primarily from a shrinking of the core business and the sale of our membership club and warranty business.

         "Credit card account and other product solicitation and marketing expenses" were $93.3 million and $173.3 million for the years ended December 31, 2003 and 2002, respectively. The decrease of $80.0 million over 2002 is the result of the Company's decisions to decrease the size of our managed credit card portfolio through lower account acquisitions and to exit the membership club and warranty business. "Employee compensation" decreased $35.3 million for the year ended December 31, 2003 to $175.5 million primarily as a result of the elimination of 1,025 positions during the year and the sale of our membership club and warranty business during the third quarter of 2003.

         "Data processing services and communications" expense decreased $15.2 million to $68.7 million for the year ended December 31, 2003, primarily due to the reduction in our managed credit card portfolio. "Credit protection claims expense" decreased $13.7 million for the year ended December 31, 2003, primarily due to a decrease in receivable balances covered by our debt waiver products. "Occupancy and equipment" expense decreased $11.4 million to $36.6 million for the year ended December 31, 2003 due to the reduction in facilities as a result of decreased staffing levels.

         "Asset impairments, lease write-offs and severance" were $56.2 million and $27.7 million for the years ended December 31, 2003 and 2002, respectively. During 2003, we recorded $8.3 million for workforce reductions, approximately $20.8 million in write-downs of excess property, equipment, and operating leases, a $22.0 million write-off of purchased portfolio premium on "Credit card loans" sold in the third and fourth quarters of 2003, and a $5.1 million write-off of commitment fees related to a backup financing facility entered into in March 2003, with Thomas H. Lee Equity Fund IV, L.P. Comparatively, in 2002, we recorded a write-down of $10.6 million for portfolios of charged-off loans purchased in 2001 and 2000, a $17.1 million write-down of excess property, equipment, operating leases, and the then pending sale of our Arizona facility.

         "Other" expense was $79.4 million compared to $100.2 million for the years ended December 31, 2003 and 2002, respectively. The $20.8 million decrease compared to the prior year was primarily due to a write-off of $7 million in marketing and origination costs on our retail note program during 2002, a $7 million reduction from the write-off of certain uncollectible receivables during 2002, and an overall shrinking of the core business during 2003.

Derivative Activities

         We use derivative financial instruments for the purpose of managing our exposure to interest rate risk.

         MRI enters into interest rate cap transactions related to each asset-backed securitization transaction. MRI assigns all of its right, title and interest under the interest rate cap agreements to the trustee of the Metris Master Trust for the benefit of the holders of securities issued by the Metris Master Trust. The purpose of the interest rate cap is to effectively limit the interest exposure of the Metris Master Trust for each individual series to a maximum amount based on the LIBOR rate.

         The interest rate caps do not meet the criteria for hedge accounting treatment. The change in the fair value of the caps is included in the consolidated income statement under "Securitization income." We recognized expense of $5.3 million and $22.6 million from the mark-to-market adjustments on the interest rate caps for the years ended December 31, 2003 and 2002, respectively.

         Prior to 2003, we entered into interest rate swap transactions through Direct Merchants Bank. The swaps were used to convert a portion of the fixed rate certificates of deposit issued by the Bank ("CDs") to variable rate CDs, and thus hedge the fair market value of the CDs. The CDs exposed us to variability in the fair value in rising or declining interest rate environments. By converting the fixed payment to a variable payment, the interest rate swaps reduced the variability of the fair market value of the CDs.

         Consistent with SFAS No. 133, all swaps are designated as fair value hedges. Changes in the value of the swaps are recognized in income, in the period in which the change in value occurred. In addition, changes in the value of the CDs, to the extent they are attributable to the risk being hedged, were simultaneously recognized in income. Any difference between the fair value change in the swaps versus the fair value change in the related hedged CDs was considered to be the "ineffective" portion of the hedge. The ineffective portion of the swap was recorded as an increase or decrease in income.

         During 2002 and 2001, all swaps were sold. At the date of sale, the swap and the related CDs were valued, and a gain or loss was recognized on the difference between the change in fair value of the swap and the change in fair value of the CDs. The cumulative amount recorded as an adjustment to the value of the CDs was amortized over the life of the CDs as an adjustment to interest expense.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Net loss for the year ended December 31, 2002 was $1.6 million, or $0.66 per diluted share, down from net income of $160.0 million, or $1.61 per diluted share in 2001.

         Net interest income decreased from $202.9 million for the year ended December 31, 2001 to $125.9 million for year ended December 31, 2002. The decrease is due to a decrease in average interest-earning assets of $170.4 million and a 310 basis point reduction in net interest margin. The decrease in margin is primarily due to a 580 basis point decrease in yield resulting from a $404.9 million reduction in average credit card loans and a 50 basis point reduction in the prime rate. Additionally, there was a shift in the mix of assets from higher yielding credit card loans to lower yielding investments. For the year ended December 31, 2002, 69.1% of our average interest-earning assets were in credit card loans, compared to 83.0% for the year ended December 31, 2001.

         The provision for loan losses was $219.8 million in 2002 compared to $461.1 million in 2001. The decrease relates to the estimated required balance in the allowance for loan losses to cover probable losses inherent in our loan portfolio under applicable conditions. The size of the credit card loan portfolio, net principal charge-offs, recent delinquency and collection trends, and economic conditions were factors considered by management in determining the necessary balance in the allowance for loan losses. Average credit card loans decreased to $1.3 billion in 2002 from $1.7 billion in 2001.

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

         Other operating income decreased $438.0 million, or 34%, to $835.4 million for the year ended December 31, 2002. This decrease was primarily due to a $326.9 million decrease in "Securitization income" to $323.5 million in 2002. The decrease in "Securitization income" was primarily due to an unfavorable change in the market value adjustment of $370.1 million and a reduction of $58.5 million in interest-only revenue based on the performance of the underlying assets. These changes were partially offset by an increase of $63.4 million in gains on asset replenishment and an $83.7 million increase in discount accretion income. Servicing income on securitized/sold receivables of $195.2 million increased $36.1 million over 2001. The increase in servicing income was due to the increase in securitized credit card receivables due to the transfer of approximately $2.3 billion of receivables from Direct Merchants Bank to the Metris Master Trust. Credit card fees, interchange and other credit card income decreased to $163.2 million in 2002, compared to $322.0 million in 2001. The decrease in credit card fees, interchange and other credit card income is due to the reduction of our owned credit card portfolio. In addition, we also amended the Metris Master Trust core transaction documents, which resulted in interchange income earned on receivables held by the Metris Master Trust to be recorded as contribution to the excess spread earned, effective May 2002. In 2002, $44.3 million of interchange income was earned by the Metris Master Trust. Enhancement services revenue increased 8.2% to $153.5 million due primarily to increased active enrollments in various membership products. These increases were partially offset by a decrease in ServiceEdge(R) revenue due to the run-off of the ServiceEdge(R) portfolio and a decrease in PurchaseShield(R) revenue due to decreased enrollments.

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

BALANCE SHEET ANALYSIS

Cash and Cash Equivalents

         Cash and cash equivalents decreased $401.7 million to $178.5 million as of December 31, 2003 compared to $580.2 million as of December 31, 2002. The decrease was primarily due to the $559.3 million of cash used to fund the sale of CDs during the third quarter of 2003, offset by sales of receivables from Direct Merchants Bank to the Metris Master Trust and other third parties.

Liquidity Reserve Deposit

         During 2003, in compliance with our Operating Agreement with the OCC, Direct Merchants Bank established restricted deposits with a third-party depository bank for the purpose of supporting Direct Merchant Bank's funding needs. These deposits are invested in short-term liquid investments. As of December 31, 2003, the balance of these deposits was $80.2 million.

Credit Card Loans

         Credit card loans were $128.6 million as of December 31, 2003, compared to $846.4 million as of December 31, 2002. The $717.8 million decrease is primarily a result of the sale of $708.5 million in "Credit card loans" from Direct Merchants Bank to the Metris Master Trust. In addition, $213.3 million in "Credit card loans" were sold to third-parties in September 2003.

Property and Equipment

         "Property and equipment, net" decreased to $33.7 million at December 31, 2003, primarily due to the sale of our Arizona facility in the second quarter of 2003 and the third quarter sale of other assets. Additional decreases occurred from the write-down of excess leasehold improvements, furniture and fixtures.

Purchased Portfolio Premium

         "Purchased portfolio premium" decreased to $17.6 million at December 31, 2003, from $64.6 million at December 31, 2002. The $47.0 million decrease was due to the write-down of "Purchased portfolio premium" associated with the sales of credit card loans to third parties during the second half of 2003, and the $25.0 million amortization expense recorded in 2003.

Other Assets

         "Other assets" decreased from $187.2 million at December 31, 2002 to $81.8 million at December 31, 2003. The decrease was due to the $66.8 million reduction in deferred marketing costs from the membership club and warranty business that was sold in July 2003, and a decrease of $23.6 million in deferred tax assets at December 31, 2003.

Deposits

         Deposits decreased $886.5 million to $6.3 million as of December 31, 2003, from $892.8 million as of December 31, 2002. In July 2003, the OCC requested and Direct Merchants Bank agreed to eliminate federally-insured deposits at the Bank, or the risk thereof to the FDIC. The Bank sold $559.3 million of insured CDs on September 30, 2003, utilizing a combination of cash on hand, cash generated through the sale of credit card receivables to a third-party, and sales of credit card receivables to MCI, in order to fully comply with the OCC's request. The sale of the CDs resulted in a loss of approximately $33.0 million. We do not anticipate issuing CDs in the foreseeable future.

Deferred Income

         Deferred income decreased to $18.1 million as of December 31, 2003 compared to $143.1 million as of December 31, 2002. The decrease primarily relates to the sale of our membership club and warranty business in July 2003.

Stockholders' Equity

         Stockholders' equity was $909.2 million as of December 31, 2003, a decrease of $145.5 million from $1,054.7 million as of December 31, 2002. The decrease primarily results from a net loss of $147.7 million partially offset by $2.0 million of stock issuances under employee benefit plans.

OFF-BALANCE SHEET ARRANGEMENTS

         Our operations are funded primarily through asset securitizations of our credit card receivable principal balances. We rely heavily on this method of funding and any negative effect on our ability to securitize assets would have a material impact on our business. We securitize consumer loans in order to manage our total cost of funds. Our securitizations involve packaging and selling pools of both current and future principal receivable balances on credit card accounts, in which we retain the servicing of such receivables. Our securitizations are treated as sales under accounting principles generally accepted in the United States of America and are removed from our balance sheet. We primarily securitize receivables by selling the receivables to the Metris Master Trust, a proprietary, non-consolidated trust, which issues securities through public and private asset-backed securitizations or to multi-seller commercial paper conduits.

         The Metris Master Trust was formed in May 1995 pursuant to a pooling and servicing agreement, as amended. Metris Receivables, Inc. ("MRI"), one of our special purpose entity subsidiaries, transfers receivables in designated accounts to the Metris Master Trust. The Metris Master Trust may, and does from time to time, issue securities that represent undivided interests in the receivables in the Metris Master Trust. These securities are issued by series and each series typically has multiple classes of securities. Each series or class within a series may have different terms. The different classes of an individual series are structured to obtain specific debt ratings. As of December 31, 2003, 11 series of publicly issued securities were outstanding. MRI currently retains the most subordinated class of securities in each series and all other classes are issued to nonaffiliated third parties. These securities are interests in the Metris Master Trust only and are not obligations of MRI, MCI, Direct Merchants Bank, or any other subsidiary of the Company. The interest in the Metris Master Trust not represented by any series of securities issued by the Metris Master Trust also belongs to MRI and is known as the transferor's interest.

         Generally, each series involves an initial reinvestment period, referred to as the "revolving period," in which principal payments on receivables allocated to such series are returned to MRI and reinvested in new principal receivables arising in the accounts. After the revolving period ends, principal payments allocated to the series are then accumulated and used to repay the investors. This period is referred to as the "accumulation period," and is followed by a "controlled amortization period" wherein investors are repaid their invested amount. Currently, the Metris Master Trust does not have any series in an accumulation period or controlled amortization period. The scheduled accumulation and amortization periods are set forth in the agreements governing each series. However, all series set forth certain events by which amortization can be accelerated, referred to as "early amortization." Reasons an early amortization could occur include: (i) one or three-month average of portfolio collections, less principal and finance charge charge-offs, financing costs and servicing costs, would drop below certain levels; (ii) negative transferor's interest within the Metris Master Trust; or (iii) failure to obtain funding during an accumulation period for a maturing term asset-backed securitization. New receivables in designated accounts cannot be funded from a series that is in early amortization. We currently do not have any series that are in early amortization.

         In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Metris Master Trust. This restricted cash provides additional security to the investors in the Metris Master Trust. We reflect cash restricted from release in the Metris Master Trust at its fair value as "Retained interests in loans securitized" in the consolidated balance sheet. The triggers are usually related to the performance of the Metris Master Trust, specifically the average of net excess spread over a one to three-month period.

         On a monthly basis, each series is allocated its share of finance charge and fee collections which are used to pay investors interest on their securities, pay their share of servicing fees, and reimburse investors for their share of losses due to charge-offs. Amounts remaining may be deposited in cash accounts of the Metris Master Trust as additional protection for future losses. Once each of these obligations is fully met, remaining finance charge collections, if any, are returned to us. Principal receivables held by the Metris Master Trust were $7.5 billion and $9.8 billion as of December 31, 2003 and 2002, respectively.

         Revenues and expenses generated from the Metris Master Trust are found in the "Securitization income" and "Servicing income on securitized/sold receivables" lines in the consolidated statements of income. Our interests retained in credit card receivables sold to the Metris Master Trust are recorded at fair value in "Retained interests in loans securitized" on the consolidated balance sheets. The cash flows generated from the Metris Master Trust are presented in Note 6 to the consolidated financial statements on page 96 of this Report.

         Maintaining adequate liquidity in the Metris Master Trust is, and will continue to be, at the forefront of our business objectives. Additional information regarding asset securitization is set forth under "Liquidity, Funding, and Capital Resources" below. Additional information regarding the accounting for our "Retained interests in loans securitized" can be found in "Note 2 - Significant Accounting Policies" on pages 85-93 of this Report.

LIQUIDITY, FUNDING, AND CAPITAL RESOURCES

         One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Liquidity management is a dynamic process, affected by changes in the characteristics of our assets and liabilities and short- and long-term interest rates, and by the capital markets. We use a variety of financing sources to manage liquidity, funding, and interest rate risks. Table 9 summarizes our funding and liquidity as of December 31, 2003 and 2002, respectively.

TABLE 9: LIQUIDITY, FUNDING AND CAPITAL RESOURCES

                             DECEMBER 31, 2003                    DECEMBER 31, 2002
                             -----------------                    -----------------
(In thousands)        DMCCB      OTHER     CONSOLIDATED    DMCCB      OTHER     CONSOLIDATED
                     --------   --------   ------------   --------   --------   ------------
Cash and due
       from banks    $ 29,399   $  2,677     $ 32,076     $ 58,399   $  4,414     $ 62,813
Federal funds
       sold            25,300         --       25,300       88,000         --       88,000
Short-term
       investments     71,829     49,280      121,109      322,039    107,380      429,419
                     --------   --------     --------     --------   --------     --------
Total cash
       and cash
       equivalents   $126,528   $ 51,957     $178,485     $468,438   $111,794     $580,232
                     ========   ========     ========     ========   ========     ========

                                        DECEMBER 31, 2003       DECEMBER 31, 2002
                                      ---------------------   ----------------------
(In thousands)                                      UNUSED                   UNUSED
ON-BALANCE SHEET FUNDING              OUTSTANDING  CAPACITY   OUTSTANDING   CAPACITY
------------------------              ----------   --------   -----------   --------
Revolving credit line -
   July 2003                          $      N/A   $    N/A   $        --   $162,696
Term loan - expired in
   June 2003                                 N/A        N/A       100,000        N/A
10% senior notes -
   November 2004                         100,000        N/A       100,000        N/A
10.125% senior notes -
   July 2006                             147,724        N/A       146,824        N/A
Term loan - June 2004                    101,679        N/A            --        N/A
Other                                      1,045        N/A        10,825        N/A
Deposits                                   6,262        N/A       892,754        N/A
                                      ----------              -----------
         Subtotal                        356,710        N/A     1,250,403    162,696

OFF-BALANCE SHEET FUNDING

Metris Master Trust:
         Term asset back
           securitizations -
           various maturities
           through January 2009        6,400,000         --     7,610,000         --
         Conduits - matured
                  March 2004             196,000    654,000     1,177,957    422,043
  Amortizing term series -
              matured February 2004       99,200         --            --         --
         Metris facility -
              expired in March 2003           --         --        48,900     26,100
                                      ----------   --------   -----------   --------
         Subtotal                      6,695,200    654,000     8,836,857    448,143
                                      ----------   --------   -----------   --------
         Total                        $7,051,910   $654,000   $10,087,260   $610,839
                                      ==========   ========   ===========   ========

         The following table presents the amounts, as of December 31, 2003, of off-balance sheet funding outstanding in the Metris Master Trust scheduled to amortize in future years. We base the amortization amounts on estimated amortization periods, which are subject to change based on the Metris Master Trust performance.

(In thousands)
2004             $    1,945,200
2005                  2,300,000
2006                  1,250,000
2007                    600,000
2008                         --
Thereafter              600,000
                 --------------
Total            $    6,695,200
                 ==============

         The effective weighted-average interest rate on the Company's outstanding funding as of December 31, 2003 and 2002 was as follows:

                               DECEMBER 31, 2003    DECEMBER 31, 2002
                               -----------------    -----------------
Term loan-2003                         --                   4.7%
Senior Secured Credit
         Agreement - 2004            27.6%                   --
Senior notes-2004                    10.0%                 10.0%
Senior notes-2006                    11.4%                 11.4%
Other                                12.3%                  8.7%
Deposits                              2.2%                  5.1%
Metris Master Trust                   1.9%                  2.1%
Metris facility                        --                   1.9%

         The term loan matured in 2003. The 20 basis point decrease in the weighted-average interest rate on the Metris Master Trust was primarily due to the decrease in LIBOR, which is the base rate for these funding vehicles, and the maturity of the Series 1997-1 asset-backed securitization, which had fixed rate funding at 6.9%, in April 2002. As the base rate, the 30-day LIBOR decreased from 1.4% as of December 31, 2002, to 1.1% as of December 31, 2003.

         During 2003 and 2002, we had net proceeds of approximately $700 million and $900 million, respectively, from sales of credit card loans to the Metris Master Trust and the Metris facility referred to in the above table. We used cash generated from these transactions to reduce borrowings and to fund the credit card loan portfolio.

         Our contractual cash obligations as of December 31, 2003 were as follows:

                       LESS THAN    ONE TO       FOUR TO     OVER FIVE
(In thousands)         ONE YEAR   THREE YEARS   FIVE YEARS     YEARS      TOTAL
                       --------   -----------   ----------   ---------   --------
Long-term debt         $202,254   $   147,975   $       23   $     196   $350,448
Operating leases         13,374        21,593        5,663      13,167     53,797
Contractual purchase
  obligations(1)         63,704       146,206       32,416          --    242,326
Deposits                  6,262            --           --          --      6,262
                       --------   -----------   ----------   ---------   --------
Total                  $285,594   $   315,774   $   38,102   $  13,363   $652,833
                       ========   ===========   ==========   =========   ========

(1) Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

         In addition to contractual cash obligations, open-to-buy on credit card accounts as of December 31, 2003 was $8.0 billion. While this amount represents the total lines of credit available to our customers, we have not experienced and do not anticipate that all of our customers will exercise their entire available line at any given point in time. We also have the right to increase, reduce, cancel, alter or amend the terms for these available lines of credit at any time. See the tables on pages 11-13 of this Report for further information.

         As of December 31, 2003, we had twelve-month contractual cash obligations of $285.6 million and off-balance sheet funding scheduled to amortize of $1.9 billion. We base the amortization amounts on estimated amortization periods, which are subject to change based on the Metris Master Trust performance. We have historically utilized a variety of funding vehicles, as well as ongoing cash generated from operations, to finance "Credit card loans," maturing debt obligations and general operating needs. During the next twelve months we intend to reduce outstanding receivables in the Metris Master Trust through lower credit card account acquisitions, attrition in the portfolio and third-party sales as necessary. This reduction in the size of the portfolio will significantly reduce our need for additional financing facilities or the issuance of new asset-backed securities. The Company will need to obtain conduit warehouse funding arrangements to meet other maturing obligations in the Metris Master Trust and is currently reviewing its alternatives in the conduit market.

         We believe that we will be able to obtain the requisite funding that will provide us with adequate liquidity to meet anticipated cash needs through a variety of funding options. As an example, on March 2, 2004, the Company secured an amortizing term series financing of $500 million maturing May 3, 2004, and defeased a $500 million term asset-backed securitization (Series 1999-1) that began an accumulation period on March 1, 2004. At this time, the conduit financing proposals received to date may require us to refinance existing corporate debt that matures in 2004.

         The Metris Master Trust has three surety-wrapped asset-backed term securitization series that mature over the next two years totaling $1.7 billion with maturity dates of June 2004, May 2005, and November 2005, respectively. On March 2, 2004, MRI received a $1.7 billion, two-year commitment from MBIA Insurance Corporation ("MBIA") to provide financial guaranty insurance policies to refinance these maturing MBIA-guaranteed series from the Metris Master Trust. This commitment from MBIA will provide financial guaranty insurance capacity to wrap newly issued series from the Metris Master Trust.

         We are currently reviewing alternatives to refinance the $95.3 million outstanding (as of March 31, 2004) of the $125.0 million term loan due June 2004, and the $100.0 million of 10% senior notes due in November 2004. Subject to the condition to refinance existing corporate debt discussed above, we believe we will have sufficient cash on hand to allow us to retire both of these loans in 2004 without incurring any additional corporate debt, if necessary. We are also reviewing alternatives to refinance the current outstanding amount of $280 million from the $500 million amortizing Metris Master Trust series due on May 3, 2004. If we are unable to obtain funding from a third party, we would be able to fund the accumulation account for a maturing asset-backed term securitization with operating cash for a period of approximately two weeks.

         No assurance can be given either that we will be able to obtain all future funding requirements or as to the terms and costs of any funding obtained. Recent downgrades in our credit ratings and the deterioration in our asset quality have reduced our access to funding and have resulted in higher funding costs and less favorable terms than previously were available to us. Future downgrades in our debt ratings or those of Direct Merchants Bank, as well as further deterioration in our asset quality, could continue to negatively impact our funding capabilities.

         The Metris Master Trust and the associated off-balance sheet debt provide for early amortization if certain events occur. These events are described in the core transaction documents or individual series documents of each securitization transaction. Significant events may include (i) three-month average excess spreads below levels between 0.0% and 1.0%, (ii) negative excess transferor's interest within the Metris Master Trust, or (iii) failure to fund during an accumulation period for a maturing term asset-backed securitization. In addition, there are various provisions ("triggers") within our Series Supplements that, when triggered, restrict the release of cash to us. The Metris Master Trust trustee holds the cash in spread accounts. This restricted cash provides additional security to the investors in the Metris Master Trust. We reflect cash restricted from release by the Metris Master Trust in "Retained interests in loans securitized" in the consolidated balance sheets. The triggers are primarily related to the performance of the Metris Master Trust, in particular the average of net excess spread over a one to three-month period.

         The following table shows the annualized yields, defaults, costs and excess spreads for the Metris Master Trust on a cash basis.

                                                           Year Ended December 31,
                             ------------------------------------------------------------------------------------
(Dollars in thousands)                    2003                          2002                        2001
                             ---------------------------    ---------------------------    ----------------------
Gross yield(1)               $   2,367,452         26.84%   $   2,564,009         26.46%   $   2,035,113    27.58%
Annual principal
  defaults                       1,803,022         20.44%       1,587,095         16.38%         972,348    13.18%
                             -------------    ----------    -------------    ----------    -------------    -----
Net portfolio
  yield                            564,430          6.40%         976,914         10.08%       1,062,765    14.40%
Annual interest
  expense and
  servicing fees                   316,992          3.78%         406,826          4.35%         451,061     6.62%
                             -------------    ----------    -------------    ----------    -------------    -----
Net excess
spread                       $     247,438          2.62%   $     570,088          5.73%   $     611,704     7.78%
                             =============    ==========    =============    ==========    =============    =====

(1) Includes cash flows from finance charges, late, overlimit and cash advance fees, bad debt recoveries, interchange income (effective May
         2002), and debt waiver fees, less finance charge and fee charge-offs.

         The following table illustrates the maximum amount of cash (as a percentage of outstanding securitized principal receivables) that could be held by the Metris Master Trust trustee as additional collateral if the one-month and three-month average excess spread of the Metris Master Trust was within various ranges.

  Cash Basis Net       Maximum
  Excess Spread       Restricted
-----------------   ------------
greater than 5.5%           --
      5.0% - 5.5%   0.5% - 1.0%
      4.5% - 5.0%   0.5% - 1.5%
      4.0% - 4.5%   2.0% - 2.5%
      3.5% - 4.0%   2.5% - 3.0%
      3.0% - 3.5%   2.5% - 4.0%
   less than 3.0%   4.0% - 5.0%

         The cash restricted from release is limited to the amount of excess spread generated in the Metris Master Trust on a cash basis. During periods of lower excess spreads, the required amount of cash to be restricted in the Metris Master Trust may not be achieved. During those periods, all excess cash normally released to MRI will be restricted from release. Once the maximum amount of cash required to be restricted is restricted from release or excess spreads improve, cash again can be released to us. Based on the performance of the Metris Master Trust, the amount of cash required to be restricted was $294 million at December 31, 2003, and $304 million at December 31, 2002. As of December 31, 2003, $255.4
million has been restricted from release due to performance, $21.4 million has been restricted from release due to corporate debt ratings at the inception of the securitization transactions, and $16.9 million has been restricted from release for maturity reserves. In addition, $12.2 million has been restricted from release for defeasance of the Series 2001-1. As of December 31, 2002, $29.1 million had been restricted from release in the Metris Master Trust due to performance and $21.4 million had been restricted from release due to corporate debt ratings at the inception of the securitization transactions. The $226.3 million increase in cash restricted due to performance for the period ended December 31, 2003 consisted of approximately $194.1 million of net excess cash generated by the Metris Master Trust that was restricted from release, and approximately $32.2 million that was funded by us as additional enhancement on new transactions. We expect continued restrictions on the release of a significant portion of our cash basis excess spread throughout 2004.

         On March 17, 2003, we obtained a $425 million extension through March 2004 of an $850 million conduit financing which was scheduled to mature in June 2003. We also secured a $425 million conduit financing through March 2004, which replaced bank conduit financing and warehouse facilities that matured during March through May 2003. Finally, we obtained an amortizing term series financing of $622.2 million maturing March 2004 to replace a $610 million term asset-backed securitization that began an accumulation period on November 1, 2003.

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

         The $125 million senior secured loan was issued pursuant to an Amended and Restated Senior Secured Credit Agreement dated June 18, 2003, and effective as of June 27, 2003, as amended ("Credit Agreement"). The loan matures June 27, 2004, and carries a fixed interest rate of 12% plus a monthly performance payment, which is indexed to the monthly excess spread in the Metris Master Trust. The funds were primarily used to pay off a $100 million term loan that matured in June 2003. The terms of the Credit Agreement under which the loan was issued require mandatory prepayment of a portion of the principal if the Company receives funds due to the sale of certain Company assets. During the third quarter of 2003, we were required to make a $22.5 million principal repayment from the proceeds of the sale of our membership club and warranty business. Since year-end 2003, we have made additional principal payments of approximately $6.4 million. We are bound by certain covenants under the Credit Agreement. As of December 31, 2003, we were in compliance with all covenants under the Credit Agreement. In addition, under that agreement, dividends declared and paid by Direct Merchants Bank indirectly to MCI are limited to the Bank's earnings not to exceed $20 million per calendar quarter.

         In the fourth quarter of 2003, the Internal Revenue Service ("IRS") examination team submitted a request for a Technical Advice Memorandum ("TAM") to its Washington, D.C. National Office regarding our treatment of certain credit card fees as original issue discount ("OID"). The request for a TAM covers tax returns filed for the years ended December 31, 1998 through December 31, 2001. Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees constitute OID and must be deferred and amortized over the life of the underlying credit card loans for tax purposes. Cumulatively through December 31, 2001, the Company had deferred approximately $210 million in federal income tax under the OID rules. An assessment ultimately could require the Company to pay up to that amount of federal tax plus state taxes and related interest.

         The Company believes its treatment of these fees is appropriate and continues to work with the IRS to resolve this matter. The Company's position is consistent with that of numerous other U.S. credit card issuers. While both the timing and amount of the final resolution are uncertain, we do not expect any additional tax to be paid over the next twelve months.

         The Company has $470.7 million of Series C Perpetual Convertible Preferred Stock outstanding, which is held by affiliates of Thomas H. Lee Partners, L.P. (formerly, Thomas H. Lee Company) ("THL Partners"), a private equity firm, and is convertible into common stock at a conversion price of $12.42 per common share subject to adjustment in certain circumstances. The Series C Preferred Stock has a 9% dividend payable in additional shares of Series C Preferred Stock and will also receive any cash dividends paid on the Company's common stock on a converted basis. One share of Series C Preferred Stock is convertible into 30 shares of common stock, plus a premium amount designed to guarantee a portion of seven years' worth of dividends at a 9% annual rate. For conversions in 2003, the premium amount would be equal to approximately 76.5% of those future dividends. Assuming conversion of the Series C Preferred Stock into common stock, THL Partners would own approximately 42.5% of the Company on a diluted basis at December 31, 2003. So long as affiliates of THL Partners own at least 25% of the originally issued Series C Preferred Stock (or any shares of Common Stock issued upon conversion thereof), the holders of a majority of the then-outstanding shares of the Series C Preferred Stock are entitled to elect four members to MCI's Board of Directors. The Series C Preferred Stock may be redeemed by us in certain circumstances by paying 103% of the redemption price of $372.50 and all accrued dividends at the time of redemption. We also have the option to redeem the Series C Preferred Stock after December 9, 2008, without restriction by paying the redemption price of $372.50 and all accrued dividends at the time of redemption.

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

         Our secured/unsecured debt is rated by Moody's Investor Services ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch, Inc. ("Fitch"). Factors affecting the various ratings include the overall health of the global/national economy, specific economic conditions impacting the subprime consumer finance industry, and the overall financial performance of the Company, including earnings, credit losses, delinquencies, excess spreads in the Metris Master Trust and our overall liquidity. Furthermore, certain of our term asset-backed securitizations require the restriction of cash if our corporate debt ratings go below certain levels. The table below illustrates the current debt ratings of MCI.

                                  MOODY'S    S&P     FITCH
                                  -------    ---     -----
METRIS COMPANIES INC.
         Senior unsecured debt     Caa2      CCC-     CCC

         Moody's, S&P and Fitch have a "negative outlook" for our debt ratings and the Company. The rating agencies cited concerns about our funding and liquidity challenges, earnings and asset quality.

         Since the later part of 2002, our corporate debt ratings, the Metris Master Trust ratings and the ratings of Direct Merchants Bank have been downgraded. These downgrades reflect the continuing losses we have experienced in 2003, as well as deteriorating performance in the Metris Master Trust. These downgrades and any future downgrades will have a negative effect on our ability to obtain funding. In addition, access to funding may be at a higher cost and on terms less favorable to us than those previously available as a result of the deterioration in our financial performance and asset quality.

         On March 18, 2003, we entered into an Operating Agreement with the OCC. On December 11, 2003, the Operating Agreement was modified. For discussion on the Modified Operating Agreement, and the related capital and liquidity requirements, see page 22 of this Report.

         The Company is bound by certain financing covenants and capital requirements. The most significant covenants and requirements are related to the Metris Master Trust, the term loan due June 2004, and Direct Merchants Bank's capital requirements. The significant covenants related to the Metris Master Trust are discussed on pages 109-111 of this Report. The covenants related to the term loan due June 2004 are included in the Credit Agreement as filed July 11, 2003 on Form 8-K. Direct Merchants Bank's capital requirements are discussed on pages 70-72 of this Report.

         During 2003, Direct Merchants Bank declared and indirectly paid $190.8 million of dividends to MCI.

         As of December 31, 2003 and 2002, we had $5.9 and $7.3 million, respectively, of letters of credit issued. We hold 110% cash collateral against our letters of credit. Under our Credit Agreement, we need to maintain, among other items, minimum equity plus reserves to managed accounts receivable of 15%, a minimum three-month average excess spread of 1% (on each individual series of securities issued under the Metris Master Trust), minimum equity of $750 million, and a ratio of equity plus allowance for loan losses and discount on gross "Retained interests in loans securitized" to managed 90-day plus delinquencies of 2.25%. Furthermore, the Company has pledged certain assets as collateral on the Credit Agreement.

         CAPITAL ADEQUACY

         In the normal course of business, Direct Merchants Bank enters into agreements, or is subject to regulatory requirements, that result in cash, debt, dividend or other capital restrictions.

         The Federal Reserve Act imposes various legal limitations on the extent to which banks can finance or otherwise supply funds to their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to, or other covered transactions such as certain purchases of assets with, MCI and its affiliates. Bank regulatory laws limit or prohibit Direct Merchants Bank's ability to lend to MCI and its affiliates. Additionally, Direct Merchants Bank is limited in its ability to declare dividends indirectly to MCI in accordance with the National Bank Act dividend provisions.

         We have approximately $241.3 million of equity and $126.5 million of cash, cash equivalents and marketable securities at Direct Merchants Bank as of December 31, 2003. A portion of this cash is available, upon approval of regulatory authorities, to assist in the Company's financing needs.

         Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At December 31, 2003 and 2002, Direct Merchants Bank's Tier 1 risk-based capital ratio, risk-based total capital ratio, and Tier 1 leverage ratio exceeded the minimum required capital levels, as illustrated in the table below.

         In addition to the statutory minimums, according to the Modified Operating Agreement, the Bank must maintain minimum capital at a dollar level as reported on the September 30, 2003 Call Report ($213 million). Nothing in the Modified Operating Agreement shall prevent the Bank from reducing its capital should circumstances permit so long as the Bank first requests and obtains the OCC's supervisory non-objection to such reduction.

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

         Quantitative measures established by regulation to ensure capital adequacy require Direct Merchants Bank to maintain minimum amounts and ratios (set forth in Table 9) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 leverage capital (as defined in the regulations) to average assets (as defined in the regulations). Failure to meet minimum capital requirements can result in certain mandatory and/or discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements.

         Additional information about Direct Merchants Bank's actual capital amounts and ratios are presented in the following table:

                                                          TO BE
                                                       ADEQUATELY            TO BE WELL
                                   ACTUAL              CAPITALIZED           CAPITALIZED
                             ------------------    ------------------    ------------------
 AS OF DECEMBER 31, 2003      AMOUNT      RATIO     AMOUNT      RATIO      AMOUNT     RATIO
                             ---------    -----    ---------    -----    ---------    -----
Total capital                $ 240,868    140.0%   $  13,760      8.0%   $  17,200     10.0%
(to risk-weighted assets)

Tier 1 capital                 238,328    138.6%       6,880      4.0%      10,320      6.0%
(to risk-weighted assets)

Tier 1 capital                 238,328     70.2%      13,589      4.0%      16,987      5.0%
(to average assets)

                                                          TO BE
                                                       ADEQUATELY            TO BE WELL
                                   ACTUAL              CAPITALIZED           CAPITALIZED
                             ------------------    ------------------    ------------------
 AS OF DECEMBER 31, 2002      AMOUNT      RATIO     AMOUNT      RATIO      AMOUNT     RATIO
                             ---------    -----    ---------    -----    ---------    -----
Total capital                $ 402,721     30.8%   $ 104,516      8.0%   $ 130,645     10.0%
(to risk-weighted assets)

Tier 1 capital                 385,480     29.5%      52,258      4.0%      78,387      6.0%
(to risk-weighted assets)

Tier 1 capital                 385,480     24.7%      62,381      4.0%      77,977      5.0%
(to average assets)

         FFIEC guidelines indicate that an institution with a concentration in subprime lending should hold one and one-half to three times the normal minimum capital required.

NEWLY ISSUED PRONOUNCEMENTS

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

         In January 2003, the FFIEC issued guidance with respect to account management, risk management, and loss allowance practices for institutions engaged in credit card lending. The guidance provides requirements for certain operational and accounting policies which are designed to bring consistency in practice between institutions. Many aspects of the guidance have been implemented by the Bank with no material impact to our financial statements. We continue testing alternative approaches to comply with the minimum payment and negative amortization provisions of the guidance, the results of which are not expected until the second half of 2004. At this time we are unable to provide assurance that adoption of the guidance will not have a material adverse effect on our financial condition.

         In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FASB Interpretation No. 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity activities or entitled to receive a majority of the entity's residual returns or both. Interpretation No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period ending after December 15, 2003. Interpretation No. 46 provides a specific exemption for entities qualifying as Qualified Special Purpose Entities as described in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125." Our non-consolidated entity, the Metris Master Trust, is a Qualified Special Purpose Entity under the definition in SFAS No. 140. The adoption of this Interpretation did not have a material impact on our financial statements.

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

SELECTED OPERATING DATA - MANAGED BASIS

         In addition to analyzing our performance on an owned basis, we analyze our financial performance on a managed loan portfolio basis. On a managed basis, the balance sheets and income statements include other investors' interests in securitized loans that are not assets of the Company, thereby reversing the effects of sale accounting under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". We believe this information is meaningful to the reader of the financial statements. We service the receivables that have been securitized and sold and own the right to the cash flows from those receivables sold in excess of amounts owed to security holders.

         The following information is not in conformity with accounting principles generally accepted in the United States of America. However, we believe the information is relevant to understanding our overall financial condition and results of operations.

TABLE 10: SELECTED OPERATING DATA - MANAGED BASIS

                                                                      YEAR ENDED DECEMBER 31,
                                                                                                                       FOUR-YEAR
                                                                                                                        COMPOUND
(In thousands)                        2003             2002             2001             2000            1999         GROWTH RATE
                                   -----------     ------------     ------------     ------------     -----------     -----------
SELECTED OPERATING DATA:
Total credit card accounts               2,837            3,929            4,929            4,464           3,680            (6.3%)
Year-end loans                     $ 8,131,831     $ 11,420,186     $ 11,991,784     $  9,345,631     $ 7,343,272             2.6%
Year-end assets                      8,098,524       11,431,203       12,124,528        9,806,249       7,563,394             1.7%
Average loans                       10,047,580       11,850,927       10,419,280        8,081,638       6,053,811            13.5%
Average interest-earning assets     10,552,452       12,435,568       10,769,482        8,305,115       6,190,267            14.3%
Average assets                      10,023,893       11,972,958       10,656,156        8,332,500       6,269,760            12.5%
Return on average assets                   N/A              N/A              2.3%             2.3%            1.0%
Equity to managed assets                  11.2%             9.3%             9.4%             9.0%            8.2%
Delinquency ratio(1)                      11.1%            11.0%             9.4%             8.2%            7.6%
Net charge-off ratio(2)                   20.2%            15.5%            10.9%             9.6%            9.0%

(1) Delinquency ratio represents credit card loans that were at least 30 days contractually past due at year-end as a percentage of year-end managed loans.

(2) Net charge-off ratio reflects actual principal amounts charged-off, less recoveries, as a percentage of average managed credit card loans.

TABLE 11: MANAGED LOAN PORTFOLIO

(Dollars in thousands)

                                                                    DECEMBER 31,
                                                  % OF                          % OF                          % OF
                                    2003          TOTAL           2002          TOTAL           2001          TOTAL
                                ------------    ---------     ------------    ---------     ------------    ---------
Credit card loans               $    128,615                  $    846,417                  $  2,756,763
Receivables held by
     the Metris
     Master Trust                  8,003,216                    10,573,769                     9,235,021
                                ------------                  ------------                  ------------
Total managed loan
     portfolio                  $  8,131,831                  $ 11,420,186                  $ 11,991,784
                                ============                  ============                  ============
Loans contractually
     Delinquent:
     30 to 59 days                   242,571          3.0%         359,223          3.1%         375,887          3.1%
     60 to 89 days                   204,621          2.5%         285,448          2.5%         274,278          2.3%
     90 or more days                 454,884          5.6%         615,278          5.4%         473,003          4.0%
                                ------------    ---------     ------------    ---------     ------------    ---------
         Total                  $    902,076         11.1%    $  1,259,949         11.0%    $  1,123,168          9.4%
                                ============    =========     ============    =========     ============    =========

AVERAGE BALANCES:
Credit card loans               $    518,705                  $  1,305,127                  $  1,709,989
Receivables held by
     the Metris
     Master Trust                  9,528,875                    10,545,800                     8,709,291
                                ------------                  ------------                  ------------
Total managed loan portfolio
                                $ 10,047,580                  $ 11,850,927                  $ 10,419,280
                                ============                  ============                  ============
Net charge-offs                 $  2,033,852         20.2%    $  1,840,786         15.5%    $  1,140,151         10.9%
                                ============    =========     ============    =========     ============    =========

         The increase in the managed delinquency rates as of December 31, 2003, over December 31, 2002 and 2001, primarily reflects the sale of $72.5 million of 2-cycle plus delinquent assets in December 2002. Excluding the sale, the managed delinquency ratio would have been 11.6 percent as of December 31, 2002. The December 31, 2002 increase in delinquency rates over December 31, 2001 reflects the effect of the past deterioration in the economy and the impact of our 2001 credit line increase program. The 2001 credit line increase program added pressure to our customers due to increased average outstanding balances, which require higher monthly payments. These factors have made our collections efforts more difficult, resulting in higher delinquencies. In addition, as part of our overall portfolio management, we sell portfolios of delinquent credit card accounts. These transactions have a direct effect on delinquency dollars and rates.

         Managed net charge-offs at December 31, 2003, increased 470 and 930 basis points over December 31, 2002 and 2001, respectively, primarily due to the impact of the 2001 credit line increase program and the residual effect of the past deterioration in the economy. As part of our overall portfolio management, we sell portfolios of delinquent credit card accounts. These transactions have a direct effect on charge-off dollars and rates as any reduction in the loan's value is reflected as a charge-off. We sold $72.5 million of 2-cycle plus delinquent assets in December 2002. The effect of this transaction is included in the delinquency and net charge-off rates presented in Table 11.

         We charge-off bankrupt accounts within 60 days of formal notification. Charge-offs due to bankruptcies were $681.1 million, representing 28.1% of total managed gross charge-offs as of December 31, 2003 and $654.5 million, representing 33.7% of total managed gross charge-offs as of December 31, 2002. In addition to those bankrupt accounts that were charged-off, we received formal notification of $65.8 million and $106.3 million of managed bankrupt accounts as of December 31, 2003 and 2002, respectively.

         Total managed loans decreased $3.3 billion to $8.1 billion as of December 31, 2003, compared to $11.4 billion as of December 31, 2002, and $12.0 billion at December 31, 2001. This was primarily due to a reduction in credit lines and tighter underwriting standards implemented in 2002, fewer new accounts, increased charged-off receivables, and the sale of credit card loans to third parties. The amount of credit card loans in debt forbearance programs was $695.4 million, or 8.6% of total managed loans, as of December 31, 2003, compared with $860.1 million, or 7.5% of managed loans, as of December 31, 2002. All delinquent receivables in debt forbearance programs are included in Table 11.

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

         These risks and uncertainties are described under the heading "Risk Factors" in pages 29-38 of this Report, and are also discussed in other parts of this Report, including "Legal Proceedings" (pages 39-40), "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 43-77) and "Quantitative and Qualitative Disclosures About Market Risk (page
78). Although we have attempted to list comprehensively the major risks and uncertainties, other factors may in the future prove to be important in causing actual results to differ materially from those contained in any forward-looking statement. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof, and are reminded that they are not guarantees of future performance of the Company. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is due to changes in interest rates. This affects us directly in our lending and borrowing activities, as well as indirectly, as interest rates may impact the payment performance of our cardholders.

         To manage our direct risk to market interest rates, management actively monitors the interest rates and the interest sensitive components of our balance sheet to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. We seek to minimize that impact primarily by matching asset and liability re-pricings.

         Our primary assets are "Credit card loans," and "Retained interests in loans securitized." Our receivables and receivables held by the Metris Master Trust are virtually all priced at rates indexed to the variable Prime Rate. We fund "Credit card loans" through a combination of cash flows from operations, bank loans, long-term debt and equity issuances. Our securitized loans are held by the Metris Master Trust and bank-sponsored multi-seller receivables conduits and investors in term series securities within the Metris Master Trust, which have committed funding primarily indexed to variable commercial paper rates and LIBOR. The long-term debt is at fixed interest rates. At December 31, 2003 and 2002, none of the securities issued out of the Metris Master Trust and conduit funding of securitized receivables was funded with fixed rate securities.

         In an interest rate environment with rates significantly above current rates, the potential negative impact on earnings of higher interest expense is partially mitigated by fixed rate funding and interest rate cap contracts.

         The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates of 200 basis points. In this analysis, interest rates on floating rate debt are not allowed to decrease below zero percent. Assuming that we take no counteractive measures, as of December 31, 2003, a 200-basis-point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and receivables, would result in a decrease in net income of approximately $23 million relative to a base case over the next 12 months, compared to an approximate $11 million increase as of December 31, 2002 relative to a base case over the next 12 months. A decrease of 200 basis points would result in an increase in "Net income" of approximately $37 million as of December 31, 2003, and an increase of approximately $55 million as of December 31, 2002.

         The change in sensitivity for the 200 basis point decrease is primarily due to the decreased impact on interest expense as interest expense cannot fall below zero. The change in sensitivity for the 200 basis point increase is primarily due to a lower percentage of receivables that will be impacted by a rate increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                       2003                  2002
                                                                                       ----                  ----
ASSETS:

Cash and due from banks                                                        $          32,076     $          62,813
Federal funds sold                                                                        25,300                88,000
Short-term investments                                                                   121,109               429,419
                                                                               -----------------     -----------------
     Cash and cash equivalents                                                           178,485               580,232
                                                                               -----------------     -----------------

Liquidity reserve deposit                                                                 80,158                    --

Credit card loans                                                                        128,615               846,417
Less: Allowance for loan losses                                                           45,492                90,315
                                                                               -----------------     -----------------
     Net credit card loans                                                                83,123               756,102
                                                                               -----------------     -----------------
Retained interests in loans securitized                                                  836,901               808,026
Property and equipment, net                                                               33,680                83,831
Purchased portfolio premium, net                                                          17,561                64,579
Other receivables due from credit card
     securitizations, net                                                                 80,714               110,471
Other assets                                                                              81,774               187,151
                                                                               -----------------     -----------------
     TOTAL ASSETS                                                              $       1,392,396     $       2,590,392
                                                                               =================     =================

LIABILITIES:

Deposits                                                                       $           6,262     $         892,754
Debt                                                                                     350,448               357,649
Accounts payable                                                                          32,397                53,589
Deferred income                                                                           18,060               143,148
Accrued expenses and other liabilities                                                    76,036                88,579
                                                                               -----------------     -----------------
     TOTAL LIABILITIES                                                                   483,203             1,535,719
                                                                               -----------------     -----------------
STOCKHOLDERS' EQUITY:

Convertible preferred stock - Series C, par value $.01 per share; 10,000,000 shares authorized, 1,263,699 and 1,156,086 shares
     issued and outstanding, respectively                                                470,728               430,642
Common stock, par value $.01 per share;
     300,000,000 shares authorized, 64,862,314
     and 64,223,231 shares issued, respectively                                              649                   642
Paid-in capital                                                                          229,655               227,376
Unearned compensation                                                                        (27)                   --
Treasury stock - 7,055,300 shares                                                        (58,308)              (58,308)
Retained earnings                                                                        266,496               454,321
                                                                               -----------------     -----------------
     TOTAL STOCKHOLDERS' EQUITY                                                          909,193             1,054,673
                                                                               -----------------     -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $       1,392,396     $       2,590,392
                                                                               =================     =================

         See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                         -----------------------
                                                                             2003                  2002                  2001
                                                                             ----                  ----                  ----
INTEREST INCOME:

Credit card loans                                                    $          84,375     $           218,878   $         353,650
Federal funds sold                                                                 838                     403               3,115
Other                                                                            5,317                  10,121              12,373
                                                                     -----------------     -------------------   -----------------
     Total interest income                                                      90,530                 229,402             369,138
                                                                     -----------------     -------------------   -----------------
Deposit interest expense                                                        28,421                  68,740             127,916
Other interest expense                                                          46,000                  34,776              38,361
                                                                     -----------------     -------------------   -----------------
     Total interest expense                                                     74,421                 103,516             166,277
                                                                     -----------------     -------------------   -----------------
         NET INTEREST INCOME                                                    16,109                 125,886             202,861
Provision for loan losses                                                      126,648                 219,804             461,106
                                                                     -----------------     -------------------   -----------------
         NET INTEREST EXPENSE
         AFTER PROVISION FOR LOAN LOSSES                                      (110,539)                (93,918)           (258,245)
                                                                     -----------------     -------------------   -----------------
OTHER OPERATING INCOME:

Securitization income                                                          173,367                 323,517             650,400
Servicing income on securitized / sold receivables                             176,627                 195,214             159,074
Credit card fees, interchange and other credit card income                      79,492                 163,174             322,048
Enhancement services revenue                                                   107,930                 153,516             141,922
Loss on sale of credit card loans                                             (117,183)                     --                  --
Gain on sale of membership club and warranty business                           84,787                      --                  --
                                                                     -----------------     -------------------   -----------------
                                                                               505,020                 835,421           1,273,444
                                                                     -----------------     -------------------   -----------------
OTHER OPERATING EXPENSE:

Credit card account and other product solicitation and
  marketing expenses                                                            93,349                 173,269             188,009
Employee compensation                                                          175,539                 210,826             225,463
Data processing services and communications                                     68,715                  83,874              90,222
Credit protection claims expense                                                30,882                  44,550              30,457
Occupancy and equipment                                                         36,564                  48,013              47,572
Purchased portfolio premium amortization                                        25,000                  30,220              30,277
Mastercard/Visa assessment and fees                                              9,243                  13,869              16,522
Credit card fraud losses                                                         3,821                   8,647               9,068
Asset impairments, lease write-offs and severance                               56,222                  27,736                  --
Loss on sale of deposits                                                        32,963                      --                  --
Other                                                                           79,448                 100,216              89,694
                                                                     -----------------     -------------------   -----------------
                                                                               611,746                 741,220             727,284
                                                                     -----------------     -------------------   -----------------
(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                           (217,265)                    283             287,915
Income tax (benefit) expense                                                   (69,526)                  1,867             113,660
                                                                     -----------------     -------------------   -----------------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   (147,739)                 (1,584)            174,255
Cumulative effect of accounting change
     (net of income taxes of $9,273)                                                --                      --              14,226
                                                                     -----------------     -------------------   -----------------
NET (LOSS) INCOME                                                             (147,739)                 (1,584)            160,029
Convertible preferred stock dividends                                           40,086                  38,009              34,771
                                                                     -----------------     -------------------   -----------------
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS                  $        (187,825)    $           (39,593)  $         125,258
                                                                     =================     ===================   =================

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                   2003                   2002                 2001
                                                   ----                   ----                 ----
(LOSS) EARNINGS PER SHARE:

     Basic - (loss) income before
         cumulative effect of
         accounting change                 $       (3.27)         $       (0.66)        $        1.79
     Basic - cumulative effect of
         accounting change                            --                     --                 (0.15)
                                           -------------          -------------         -------------
     Basic-net (loss) income               $       (3.27)         $       (0.66)        $        1.64
                                           =============          =============         =============
     Diluted - (loss) income before
         cumulative effect of
         accounting change                 $       (3.27)         $       (0.66)        $        1.75
     Diluted-cumulative effect of
         accounting change                            --                     --                 (0.14)
                                           -------------          -------------         -------------
     Diluted-net (loss) income             $       (3.27)         $       (0.66)        $        1.61
                                           ==============         =============         =============
SHARES USED TO COMPUTE EARNINGS
(LOSS) PER SHARE:

Basic                                             57,471                 59,782                97,641
Diluted                                           57,471                 59,782                99,366

DIVIDENDS DECLARED AND PAID PER
COMMON SHARE                               $          --          $       0.040         $       0.040

See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)

                                NUMBER OF SHARES                                                                           TOTAL
                                   OUTSTANDING     PREFERRED  COMMON    PAID-IN     UNEARNED    TREASURY    RETAINED   STOCKHOLDERS'
                               PREFERRED  COMMON     STOCK    STOCK     CAPITAL   COMPENSATION   STOCK      EARNINGS       EQUITY
BALANCE, DECEMBER 31, 2000           968  62,243   $ 360,421  $  622   $198,077   $        --   $     --   $ 373,577   $   932,697
                               =========  ======   =========  ======   ========   ===========   ========   =========   ===========
Net income                            --      --          --      --         --            --         --     160,029       160,029
Cash dividends                        --      --          --      --         --            --         --      (3,752)       (3,752)
Common stock repurchased              --    (806)         --      --         --            --    (13,014)         --       (13,014)
Preferred dividends in kind           90      --      33,549      --         --            --         --     (33,549)           --
Issuance of common stock
 under employee benefit plans         --   1,518          --      15     27,927            --         --          --        27,942
Deferred compensation                 --     464          --       5      6,409        (8,108)        --          --        (1,694)
Amortization of restricted
 stock                                --      --          --      --         --         3,128         --          --         3,128
                               ---------  ------   ---------  ------   --------   -----------   --------   ---------   -----------
BALANCE, DECEMBER 31, 2001         1,058  63,419   $ 393,970  $  642   $232,413   $    (4,980)  $(13,014)  $ 496,305   $ 1,105,336
                               =========  ======   =========  ======   ========   ===========   ========   =========   ===========
Net loss                              --      --          --      --         --            --         --      (1,584)       (1,584)
Cash dividends                        --      --          --      --         --            --         --      (3,728)       (3,728)
Common stock repurchased              --  (6,249)         --      --         --            --    (45,294)         --       (45,294)
Preferred dividends in kind           98      --      36,672      --         --            --         --     (36,672)           --
Issuance of common stock
 under employee benefit plans         --     462          --       4      2,975            --         --          --         2,979
Deferred compensation                 --      76          --       1        967          (968)        --          --            --
Amortization of restricted
 stock                                --      --          --      --         --         1,808         --          --         1,808
Forfeiture of restricted stock        --    (540)         --      (5)    (8,979)        4,140         --          --        (4,844)
                               ---------  ------   ---------  ------   --------   -----------   --------   ---------   -----------
BALANCE, DECEMBER 31, 2002         1,156  57,168   $ 430,642  $  642   $227,376   $        --   $(58,308)  $ 454,321   $ 1,054,673
                               =========  ======   =========  ======   ========   ===========   ========   =========   ===========
Net loss                              --      --          --      --         --            --         --    (147,739)     (147,739)
Preferred dividends in
 kind                                108      --      40,086      --         --            --         --     (40,086)           --
Issuance of common stock
 under employee benefit plans         --     461          --       5      1,961            --         --          --         1,966
Deferred compensation                 --     303          --       3        546          (549)        --          --            --
Restricted stock forfeitures          --    (125)         --      (1)      (228)          229         --          --            --
Amortization of restricted
 stock                                --      --          --      --         --           293         --          --           293
                               ---------  ------   ---------  ------   --------   -----------   --------   ---------   -----------
BALANCE, DECEMBER 31, 2003         1,264  57,807   $ 470,728  $  649   $229,655   $       (27)  $(58,308)  $ 266,496   $   909,193
                               =========  ======   =========  ======   ========   ===========   ========   =========   ===========

          See accompanying notes to Consolidated Financial Statements

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                                 2003           2002           2001
                                                                             -----------    -----------    -----------
OPERATING ACTIVITIES:

Net(loss)income                                                              $  (147,739)   $    (1,584)   $   160,029
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
Cumulative effect of accounting change                                                --             --         14,226
Depreciation, amortization and accretion                                        (175,252)      (175,314)      (125,096)
Provision for loan losses                                                        126,648        219,804        461,106
(Gain) loss from credit card securitization                                      216,957        (41,872)        95,246
Gain on sale of membership club and warranty business                            (84,787)            --             --
Asset impairments, lease write-offs, and severance                                56,222         27,736             --
Market (gain) loss on derivative financial instruments                             5,303         22,562        (10,128)
Loss on sale of deposits                                                          32,963             --             --
Changes in operating assets and liabilities, net:

    Fair value of retained interests in loans securitized                         71,669        342,080        (28,069)
    Spread accounts receivable                                                  (268,805)       (39,785)         6,570
    Other receivables due from credit card securitizations                        29,757         29,362       (132,177)
    Accounts payable and accrued expenses                                        (62,398)       (27,163)        32,370
    Liquidity reserve deposit                                                    (80,158)            --             --
    Deferred income                                                              (34,299)       (45,587)       (23,306)
    Other                                                                        (25,312)        (1,728)        26,990
                                                                             -----------    -----------    -----------
Net cash (used in) provided by operating activities                             (339,231)       308,511        477,761
                                                                             -----------    -----------    -----------
INVESTING ACTIVITIES:

Proceeds from transfers of portfolios to the Metris Master Trust                 695,459      2,087,097        553,180
Net cash from loan originations and principal collections on
 loans receivable                                                               (794,033)      (704,614)    (1,127,389)
Proceeds from sales of credit card portfolios to third-parties                   891,256         16,278             --
Proceeds from sale of membership club and  warranty business                      45,000             --             --
Credit card portfolio acquisitions                                                    --             --       (290,774)
Disposal of property and equipment, net                                           25,942             --             --
Additions to property and equipment, net                                              --         (6,159)        (5,708)
                                                                             -----------    -----------    -----------
Net cash provided by (used in) investing activities                              863,624      1,392,602       (870,691)
                                                                             -----------    -----------    -----------
FINANCING ACTIVITIES:

Proceeds from issuance of debt                                                   125,606         51,745        387,000
Repayment of debt                                                               (133,707)      (342,000)       (95,162)
Sale of deposits                                                                (559,282)            --             --
Net decrease in deposits                                                        (327,210)    (1,165,254)       (48,191)
Premium paid and transaction costs on sale of deposits                           (32,963)            --             --

Cash dividends paid                                                                   --         (3,728)        (3,752)
Proceeds from issuance of common stock                                             1,416          2,011         26,248
Repurchase of common stock                                                            --        (45,294)       (13,014)
                                                                             -----------    -----------    -----------
Net cash provided by (used in) financing activities                             (926,140)    (1,502,520)       253,129
                                                                             -----------    -----------    -----------
Net decrease in cash and cash equivalents                                       (401,747)       198,593       (139,801)
Cash and cash equivalents at beginning of  year                                  580,232        381,639        521,440
                                                                             -----------    -----------    -----------
Cash and cash equivalents at end of year                                     $   178,485    $   580,232    $   381,639
                                                                             ===========    ===========    ===========

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                                 2003          2002           2001
                                                                             -----------   -----------    -----------
SUPPLEMENTAL DISCLOSURES AND CASH FLOW INFORMATION:

Cash paid (received) during the year for:

     Interest                                                                    67,519    $   106,394    $   165,241
     Income taxes                                                               (78,601)       (32,996)        25,718
     Tax benefit from employee stock option exercises                                 1            174          8,989

          See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Metris Companies Inc. ("MCI") and its subsidiaries. MCI's principal subsidiaries are Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank" or the "Bank"), Metris Direct, Inc., and Metris Receivables, Inc. ("MRI"). MCI and its subsidiaries, as applicable, may be referred to as "we," "us," "our", or the "Company." We are an information-based direct marketer of consumer lending products.

         All dollar amounts are presented as pre-tax amounts unless otherwise noted. We have eliminated all significant intercompany balances and transactions in consolidation.

PERVASIVENESS OF ESTIMATES

         We have prepared the consolidated financial statements in accordance with accounting principles generally accepted accounting in the United States of America ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates is our determination of the adequacy of the "Allowance for loan losses," and our determination of the fair value of "Retained interests in loans securitized." The significant factors susceptible to future change that have an impact on these estimates include default rates, net interest spreads, payment rates, liquidity/ability to finance future receivables activity, and overall economic conditions. The actual losses in our credit card loan portfolio and the fair value of our "Retained interests in loans securitized" as of December 31, 2003, and December 31, 2002, could materially differ from these estimates. The accompanying consolidated financial statements do not include an adjustment to the fair value of "Retained interests in loans securitized" that might result from the possible inability to finance future receivables.

COMPREHENSIVE INCOME

         SFAS No. 130 "Reporting Comprehensive Income," does not apply to our current financial results and therefore net income equals comprehensive income.

SEGMENT REPORTING

         In the third quarter of 2003, we sold our membership club and warranty business. After the sale of this business, the Company conducts all operations through a single segment of consumer lending products, and as such, management no longer separately evaluates the results of the former enhancement services segment in deciding how to allocate resources or in evaluating performance.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

FEDERAL FUNDS SOLD AND SHORT-TERM INVESTMENTS

         "Federal funds sold" are short-term loans made to banks through the Federal Reserve System. It is our policy to make such loans only to banks that are considered to be in compliance with their regulatory capital requirements. Short-term investments are investments in money market mutual funds, Treasuries, other Government Agency Obligations, and commercial paper with maturities less than three months. We invest in certain certificates of deposit and Housing Bonds in order to meet the Bank's obligations under the Community Reinvestment Act, and fulfill the credit needs of the Bank's local community.

LIQUIDITY RESERVE DEPOSIT

         Direct Merchants Bank has established restricted deposits with third-party depository banks for the purpose of supporting Direct Merchants Bank's funding needs and to satisfy banking regulators' requirements under the Operating Agreement, dated March 18, 2003, which was modified on December 11, 2003, among Direct Merchants Bank, MCI, and the Office of the Comptroller of the Currency. These deposits are invested in short-term liquid assets and are classified on the consolidated balance sheets as "Liquidity reserve deposit."

CREDIT CARD LOANS

         "Credit card loans" presented on our consolidated balance sheets are receivables from cardholders that we have not sold via securitizations or third-party conduit warehousing arrangements, and are recorded at the amount outstanding plus related deferred acquisition costs, net of related deferred revenue. "Interest income" on "Credit card loans" is earned and accrued based on the amount of the loans outstanding. Accrued interest and fees, which have been billed to the cardholder but not yet received, are classified on the consolidated balance sheets with the related "Credit card loans". Accrued interest that has not yet been billed to the cardholder is estimated and classified on the consolidated balance sheets in "Other assets." "Interest income" and fees are generally recognized until a loan is charged-off. Upon charge-off, any unpaid principal is applied to the "Allowance for loan losses" and any unpaid finance charges and fees are netted against the applicable income statement line items. Interest charges are reduced or eliminated and fee billings are eliminated if a cardholder is placed in a credit counseling or debt forbearance program. Effective November 2002, we suspended the billing of late fees after an account becomes 120 days contractually delinquent. Effective March 2003, we stopped billing overlimit fees once an account became 120 days contractually delinquent.

         When we decide to sell a portion of our "Credit card loans", the loans are specifically identified and transferred to the held-for-sale account. The loans are transferred into the account at the lower of cost or fair value at the date the decision to sell is made. Any reduction in the loan's value is reflected as a charge-off of the recorded investment in the loan with a corresponding reduction in the "Allowance for loan losses". All deferred costs and fees are written off upon the decision to sell. At the time of sale we record the difference between the carrying value and sales price as an increase or decrease in the "Provision for loan losses." Any "Purchased portfolio premium" would also be written off unless we retain ownership of the cardholder account. To the extent that the loan's carrying value at the time of transfer does not reflect fair value, an additional "Provision for loan losses" is recorded. Any loans in the held-for-sale account are revalued to the lower of cost or fair value at each subsequent reporting date. We had no loans in the held-for-sale account as of December 31, 2003 and 2002.

ALLOWANCE FOR LOAN LOSSES

         We maintain an "Allowance for loan losses" sufficient to absorb anticipated probable loan losses inherent in the credit card loan portfolio as of the balance sheet date. The allowance is based on management's consideration of all relevant factors including management's assessment of applicable economic and seasonal trends. In addition, we have incorporated updated regulatory guidance regarding analysis and documentation for the allowance for loan losses.

         We segment the loan portfolio into several individual liquidating pools with similar credit risk characteristics, and estimate (based on historical experience for similar pools and existing environmental conditions) the dollar amount of principal, accrued finance charges and fees that will ultimately charge-off. We then aggregate these pools into prime and subprime portfolios based on the prescribed FICO score cuts, credit counseling programs, and various pools of other receivables. We also isolate other potentially higher risk segments such as accounts that are over their credit limit by more than 10%, accounts in suspended status under our debt waiver benefits and other programs as deemed necessary. We separately analyze the reserve requirement on each of these groups or portfolios.

         We continually evaluate the homogenous liquidating risk pools employing a roll-rate model which uses historical delinquency levels and pay-down levels (12 months of historical data, with influence given to the last six months' performance to capture current economic and seasonal trends), loan seasoning, and other measures of asset quality to estimate charge-offs for both credit losses and bankruptcy losses.

         Additionally, in evaluating the adequacy of the "Allowance for loan losses," we consider several subjective factors which may be overlaid into the credit risk roll-rate model in determining the necessary loan loss reserve, including:

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

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," we defer certain direct credit card origination costs associated with successful credit card solicitations. These costs are capitalized and amortized to "Interest income" on a straight-line basis over the cardholder's privilege period, generally 12 months. These net deferred costs are included in "Credit card loans." If deferred direct credit card acquisition costs were to exceed forecasted future cash flows, we would make an appropriate adjustment for impairment. All other costs of credit card solicitation are expensed as incurred.

CREDIT CARD FRAUD LOSSES

         We experience "Credit card fraud losses" from the unauthorized use of credit cards. We expense these fraudulent transactions when identified, through the establishment of a reserve for the transactions. We charge-off these amounts through "Credit card fraud losses" no later than 90 days from discovery, after all attempts to recover the amounts from these transactions, including chargebacks to merchants and claims against cardholders, are exhausted.

RETAINED INTERESTS IN LOANS SECURITIZED AND SECURITIZATION INCOME

         Upon securitization, the Company removes the applicable Credit card receivables from the balance sheet and recognizes the "Retained interests in loans securitized" at their allocated carrying value in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("SFAS No. 140"). Credit card receivables may be sold to the Metris Master Trust at the inception of a securitization series. We also sell credit card receivables daily to the Metris Master Trust to replenish receivable balances that have decreased due to payments and charge-offs. The difference between the allocated carrying value and the proceeds from the assets sold is recorded as a gain or loss on sale and is included in "Securitization income." At the same time, the Company recognizes the "Retained interests in loans securitized."

         The "Retained interests in loans securitized" are financial assets measured at fair value consistent with trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and include the contractual retained interests, an interest-only strip receivable, excess transferor's interests, and spread accounts receivable. The contractual retained interests consist of non-interest bearing securities held by the Company. The interest-only strip receivable represents the present value of the excess of the estimated future interest and fee collections expected to be generated by the securitized loans over the period the securitized loans are projected to be outstanding above the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses. The excess transferor's interests represent principal receivables held in the Metris Master Trust above the contractual retained interests. Spread accounts receivable represent restricted cash reserve accounts held by the Metris Master Trust that can be used to fund payments due to securitization investors and credit enhancers if cash flows are insufficient. Cash held in spread accounts is released to us if certain conditions are met or a securitization series terminates with amounts remaining in the spread accounts. The fair value of the "Retained interests in loans securitized" is determined through estimated cash flows discounted at rates that reflect the risk of the securitized loans.

         At least quarterly, the Company reviews its "Retained interests in loans securitized" for changes in fair value and recognizes those changes in "Securitization income." The changes in fair value reflect the Company's revisions in the expected timing and amount of future cash flows. The significant factors that affect the timing and amount of future cash flows relate to the collateral assumptions, which include payment rate, default rate, gross yield, and discount rate.

         The Company recognizes future cash flows associated with its "Retained interests in loans securitized" using the effective yield method in accordance with Emerging Issues Task Force ("EITF") 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Accordingly, "Securitization income" includes discount accretion associated with the contractual retained interests, the excess transferor's interests, the interest-only strip receivable, spread accounts receivable, as well as the difference in the actual excess spread received as compared to the estimated amount recorded related to the interest-only strip. Since the Company's retained interests are trading securities, the impairment provisions of EITF 99-20 are not applicable.

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

DEBT ISSUANCE COSTS

         Debt issuance costs (upfront fees) are the costs related to issuing new on-balance-sheet debt securities. We capitalize these costs and amortize them to expense over the term of the new on-balance sheet debt security.

PROPERTY AND EQUIPMENT

         We record "Property and equipment" at cost and depreciate it on a straight-line basis over its estimated economic useful lives, which range from one to 25 years. We capitalize software developed for internal use that represents major enhancements or replacements of operating and management information systems. We begin amortization of such capitalized software when the systems are fully developed and ready for implementation. We expense repair and maintenance costs as incurred. We review "Property and equipment" for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any impairment is recorded in "Asset impairments, lease write-offs and severance." Upon the decision to sell "Property and equipment," we adjust the carrying value to the lower of cost or market and transfer the assets to a held for sale account. No depreciation is recognized on held for sale assets.

PURCHASED PORTFOLIO PREMIUM

         The "Purchased portfolio premium" represents the excess of amounts paid for portfolio acquisitions over the related "Credit card loans," net of reserves and discounts. The premium is amortized over the estimated account life, generally seven years, based on expected account attrition. The recoverability of the premium is evaluated quarterly.

DEBT WAIVER PRODUCTS

         Direct Merchants Bank offers various debt waiver products on receivables it owns as well as securitized receivables. The Bank records "Deferred Revenue" on receivables owned by the Bank when the debt waiver customer is billed. Revenue on receivables it owns is recognized in the month following the completion of the cancellation period, which is one-month. Revenues recorded for debt waiver products on receivables owned by the Bank are included in the consolidated statements of income under "Credit card fees, interchanges and other credit card income." Unearned revenues on receivables owned by the Bank are recorded in the consolidated balance sheets in "Deferred income."

         Cash flows from debt waiver products on receivables sold to the Metris Master Trust are included in the valuation of the interest-only strip receivable.

         The Bank incurs the related claims and marketing expenses for all debt waiver products. A reserve is maintained for future death and finance charge claims based on experience with settlement of such claims. Reserves for pending and incurred but not reported claims are recorded in the consolidated balance sheets in "Accrued expenses and other liabilities." Expenses related to these claims are included in "Credit protection claims expense" on the consolidated statements of income.

         Qualifying membership acquisition costs for all debt waiver products are deferred and charged to expense as debt waiver product fees are recognized. We amortize these costs using an accelerated methodology, which approximates our historical cancellation experience for the debt waiver products. Amortization of debt waiver acquisition costs is included on the consolidated statements of income in "Credit card account and other product solicitation expenses." All other debt waiver acquisition costs are expensed as incurred.

INTEREST RATE RISK MANAGEMENT CONTRACTS

         From time to time we enter into interest rate risk management contracts such as interest rate swap, floor and cap agreements with highly rated counterparties in order to hedge our interest rate exposure on securitized loans and deposits. We account for these contracts in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The change in fair value of the derivatives is recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative qualifies as a hedge, the accounting treatment for the change in fair value varies based on the type of risk being hedged. The monthly interest rate differential to be paid or received on these contracts is accrued and included in "Net securitization and credit card servicing income" or "Deposit interest expense," as appropriate, on the consolidated statements of income. Interest payable or receivable under these contracts is classified under "Other receivables due from credit card securitization, net" or "Other assets," as appropriate on the consolidated balance sheets.

INCOME TAXES

         Deferred taxes are based on the temporary differences between the financial statements and the tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred taxes are based on the enacted rate that is expected to apply when the temporary differences reverse. A valuation allowance is recognized if it is more likely than not that all or some portion of the deferred tax asset will not be realized.

EARNINGS PER SHARE

         The following table presents the computation of basic and diluted weighted-average shares used in the per-share calculations:

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                              -----------------------
(In thousands)                                                                      2003               2002              2001
                                                                                    ----               ----              ----
(Loss) income before cumulative effect of accounting change                   $     (147,739)    $        (1,584)  $     174,255
Preferred dividends                                                                   40,086              38,009          34,771
Net (loss) income applicable to common stockholders before cumulative effect
 of accounting change, net                                                          (187,825)            (39,593)        139,484
Cumulative effect of accounting change, net                                               --                  --          14,226
                                                                              --------------     ---------------   -------------
Net (loss) income applicable to common Stockholders                           $     (187,825)    $       (39,593)  $     125,258
                                                                              ==============     ================  =============

Weighted average common shares outstanding                                            57,471              59,782          62,962
Adjustment for:

Assumed conversion of convertible preferred stock(1)                                      --                  --          34,679
                                                                              --------------     ---------------   -------------
Basic common shares                                                                   57,471              59,782          97,641
Assumed exercise of outstanding stock options(1)                                          --                  --           1,725
                                                                              --------------     ---------------   -------------
Diluted common shares                                                                 57,471              59,782          99,366
                                                                              ==============     ===============   =============

(1) The earnings per share calculation for the year ended December 31, 2003 and 2002 excludes the assumed conversion of the Convertible Preferred Stock and the outstanding stock options, as they are anti-dilutive.

STOCK-BASED COMPENSATION PLANS

         We recognize compensation cost for stock-based employee compensation plans based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. No expense was reflected in "Net (loss) income" related to stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. We recorded $0.2 million of amortization of deferred compensation obligation, net of related tax benefit, in "Employee compensation" related to restricted stock granted in 2003.

         Pro forma information regarding "Net (loss) income" and "(Loss) earnings per share" has been determined as if we accounted for our employee stock options under the fair value method. The fair value of the options was estimated at the grant date using a Black-Scholes option-pricing model. The fair value of the options is amortized to expense over the options' vesting periods. Under the fair value method, our "Net (loss) income" and "(Loss) earnings per share" would have been recorded to the pro forma amounts indicated below:

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                            -----------------------
(In thousands except per share data)                                            2003                2002                2001
                                                                                ----                ----                ----
Net (loss)income, as reported                                           $        (147,739)   $         (1,584)   $        160,029
Add: Stock-based employee compensation expense included in reported
     net (loss) income, net of related tax effects                                    192               1,152               1,930
Deduct:  Annual stock-based employee compensation (benefit) expense determined based on the fair value for all awards, net of
     related tax effects                                                          (20,609)             19,293              18,777
                                                                        ------------------   -----------------   ----------------
Pro forma net (loss)income                                                       (126,938)            (19,725)            143,182
                                                                        ==================   =================   ================
(Loss) earnings per share:
Basic-as reported                                                                   (3.27)              (0.66)               1.64
                                                                        ==================   =================   ================
Basic-pro forma                                                                     (2.91)              (0.97)               1.47
                                                                        ==================   =================   ================

Diluted-as reported                                                                 (3.27)              (0.66)               1.61
                                                                        ==================   =================   ================
Diluted-pro forma                                                                   (2.91)              (0.97)               1.44
                                                                        ==================   =================   ================

Weighted-average assumptions in option valuation:
Risk-free interest rates                                                              1.5%                3.7%                4.9%
Dividend yields                                                                        --                 1.6%                0.2%
Stock volatility factor                                                             111.4%               92.9%               52.2%
Expected life of options (in years)                                                   3.7                 6.0                 6.0

         The above pro forma amounts may not be representative of the effects on reported net earnings for future years. In February 2003, we granted 303,000 shares of restricted stock totaling $0.5 million of unearned compensation, which amortized into "Compensation expense" over the twelve month vesting period. During 2003 we had $0.3 million in amortization expense and $0.2 million in forfeiture benefits related to this restricted stock.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

         Activity in the "Allowance for loan losses" is as follows:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                        -----------------------
(In thousands)                                                                2003                2002                2001
                                                                              ----                ----                ----
Balance at beginning of year                                          $         90,315    $        460,159    $        123,123
Allowance related to assets acquired                                                --                  --              14,106
Allowance related to assets transferred to the Metris Master Trust
                                                                               (34,456)           (264,297)             71,603
Provision for loan losses                                                      126,648             219,804             461,106
Principal receivables charged-off(1)                                          (141,164)           (345,785)           (235,197)
Recoveries                                                                       4,149              20,434              25,418
                                                                      ----------------    ----------------    ----------------
Net loans charged-off                                                         (137,015)           (325,351)           (209,779)
                                                                      ----------------    ----------------    ----------------
Balance at end of year                                                $         45,492    $         90,315    $        460,159
                                                                      ================    ================    ================

(1) Included in principal receivables charged-off for all periods presented is the effect of sales of "Credit card loans" to third parties.

         "Credit card loans" greater than 30 days contractually past due for the years ended December 31, 2003, 2002 and 2001 were $20.3 million, $7.9 million, and $277.8 million, respectively.

NOTE 4 - RETAINED INTERESTS IN LOANS SECURITIZED

         Our "Credit card loans" are primarily funded through asset securitizations. As part of the asset securitizations, credit card receivables are transferred to the Metris Master Trust, a non-consolidated, qualifying special purpose entity that issues asset-backed securities representing undivided interests in receivables held in the Metris Master Trust and the right to receive future collections of principal, interest, and fees related to those receivables. The senior classes of these securities are sold to third-party investors. We retain subordinated interests in the securitized receivables, including contractual retained interests, excess transferor's interests maintained above the contractual retained interests, an interest-only strip receivable, and spread accounts receivable. The components of these retained interests are recorded at their fair value.

         The following table shows the fair value of the components of the "Retained interests in loans securitized" as of December 31, 2003 and 2002, respectively.

                                                                                                 AT DECEMBER 31,
                                                                                                 ---------------
(In thousands)                                                                             2003                    2002
                                                                                           ----                    ----
Contractual retained interests                                                     $            542,014    $           685,197
Excess transferor's interests                                                                    48,775                 57,447
Interest-only strip receivable                                                                   16,039                 13,882
Spread accounts receivable                                                                      230,073                 51,500
                                                                                   --------------------    -------------------
Retained interests in loans securitized                                            $            836,901    $           808,026
                                                                                   ====================    ===================

         The following table illustrates the significant assumptions used in estimating the fair value of retained interests as of December 31, 2003 and 2002, respectively.

                                                                                                    AT DECEMBER 31,
                                                                                                    ---------------
                                                                                              2003                 2002
                                                                                              ----                 ----
Monthly payment rate                                                                           6.7%                 6.7%
Gross yield(1)                                                                                25.4%                26.0%
Annual interest expense and servicing fees                                                     4.2%                 4.0%
Annual gross principal default rate                                                           20.7%                21.7%
Discount rate:
         Contractual retained interests                                                       16.0%                16.0%
         Excess transferor's interests                                                        16.0%                16.0%
         Interest-only strip receivable                                                       30.0%                30.0%
         Spread accounts receivable                                                           15.3%                16.0%

(1) Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums, and bad debt recoveries. Gross yield for purposes of estimating fair value does not include cash flows from interchange income or cash advance fees.

         At December 31, 2003, the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes are as follows:

                                                             ADVERSE IMPACT ON FAIR VALUE
                                                             ----------------------------
(In millions)                                 10% ADVERSE CHANGE               20% ADVERSE CHANGE
                                              ------------------               ------------------
Annual discount rate                          $          22.6                  $           44.3
Monthly payment rate                                    139.7                             331.4
Gross yield                                             132.8                             285.4
Annual interest expense and servicing fees               21.3                              48.1
Annual gross principal default rate                      99.3                             209.4

As the sensitivity indicates, the value of the Company's retained interests on its balance sheet, as well as reported earnings, could differ significantly if different assumptions or conditions prevail.

         The actual rates for loans securitized are as follows:

                                                    AT DECEMBER 31,
                                                    ---------------
                                             2003                    2002
                                             ----                    ----
Annual gross principal default rate          20.4%                   16.4%
Monthly payment rate                          6.8%                    6.6%
Gross yield(1)                               26.8%                   26.5%

(1) Includes finance charges, late and overlimit fees, debt waiver premiums, interchange income, cash advance fees, and bad debt recoveries, net of finance charge and fee charge-offs.

NOTE 5 - SECURITIZATION INCOME

         The following summarizes "Securitization income" for the years ended December 31, 2003, 2002 and 2001, respectively.

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                        -----------------------
(In thousands)                                                             2003                2002                  2001
                                                                           ----                ----                  ----
Loss on new securitization of receivables to the Metris Master
     Trust                                                         $       (55,214)      $       (70,578)      $       (60,574)
(Loss) gain on replenishment of receivables to the Metris Master
     Trust                                                                (161,743)               28,706               (34,672)
Discount accretion                                                         308,912               305,327               221,670
Change in fair value                                                       (71,669)             (342,080)               28,069
Interest-only revenue                                                      221,331               452,268               510,806
Transaction and other costs                                                (68,250)              (50,126)              (14,899)
                                                                   ---------------       ---------------       ---------------
Securitization income                                              $       173,367       $       323,517       $       650,400
                                                                   ===============       ===============       ===============

NOTE 6 - SECURITIZATION ACTIVITY

         Securitization activity for the years ended December 31, 2003 and 2002, is as follows:

                                                                                  DECEMBER 31,
                                                                                  ------------
(In thousands)                                                             2003                 2002
                                                                           ----                 ----
Credit card loans                                                   $           128,615  $           846,417
Receivables held in the Metris Master
  Trust                                                                       8,003,216           10,573,769
                                                                    -------------------  -------------------
   Total managed loans                                              $         8,131,831  $        11,420,186
                                                                    ===================  ===================
Managed loans more than 30-days contractually delinquent            $           902,075  $         1,259,949
Managed loans charged-off, net of recoveries                        $         2,033,852  $         1,840,786

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
(In thousands)                                                             2003           2002
                                                                           ----           ----
Cash flow to/from the Company:
Proceeds from transfers of portfolios to the Metris Master Trust        $ 1,077,200    $ 2,087,097
Net proceeds from sales and repayments of securitized loans              (3,218,857)    (1,145,947)
Proceeds from principal receivables collections reinvested in
 revolving credit card securitizations                                    5,306,757      5,490,499

Servicing fees received                                                     174,964        192,325
Cash flows received from net excess spread                                  247,438        570,088
                                                                        -----------    -----------
   Total                                                                $ 3,587,502    $ 7,194,062
                                                                        ===========    ===========

NOTE 7 - PROPERTY AND EQUIPMENT

         The carrying value of property and equipment is as follows:

                                                                           AT DECEMBER 31,
                                                                           ---------------
                                                                       2003              2002
                                                                       ----              ----
Furniture and equipment                                             $ 36,363          $ 40,870
Computer software and equipment                                       68,923            71,640
Buildings and land                                                     4,604            24,143
Leasehold improvements                                                12,638            16,389
                                                                    --------          --------
     Total                                                          $122,528          $153,042
Less: Accumulated depreciation and amortization                       88,848            69,211
                                                                    --------          --------
     Balance at end of year                                         $ 33,680          $ 83,831
                                                                    ========          ========

         Depreciation and amortization expense for the years ended December 31, 2003, 2002, and 2001, was $18.2 million, $25.6 million, and $24.7 million, respectively.

NOTE 8 - PURCHASED PORTFOLIO PREMIUM

         The carrying value of the "Purchased portfolio premium" was $17.6 million and $64.6 million as of December 31, 2003 and 2002, net of accumulated amortization of

$136.6 million and $124.2 million, respectively. Amortization expense for the years ended December 31, 2003, 2002, and 2001, was $25.0 million, $30.2 million, and $30.3 million, respectively. During 2003, $22.0 million of "Purchased portfolio premium" was written off due to asset sales. "Purchased portfolio premium" is amortized based on account attrition. On a quarterly basis, "Purchased portfolio premium" is analyzed for impairment by comparing the expected account attrition to actual account attrition.

NOTE 9 - PORTFOLIO ACQUISITIONS AND SALES

         On September 16, 2003, we sold approximately 160,000 credit card accounts amounting to $590.9 million of "Credit card loans" to a third-party for cash proceeds of $488.3 million. The sale included $144.4 million of receivables from Direct Merchants Bank and $446.5 million of receivables from Metris Receivables, Inc., which were held by the Metris Master Trust prior to the sale. We recorded a loss on the sale of $72.1 million, including a write-off of "Purchased portfolio premium" and other transaction costs. The sale was undertaken in order to provide funding for the sale of Direct Merchants Bank's certificates of deposit and to create additional liquidity in the Metris Master Trust. On November 13, 2003, we sold approximately 125,000 credit card accounts amounting to $494.3 million of "Credit card loans" to a third-party for cash proceeds of $396.5 million. Prior to the sale, these credit card receivables were held by the Metris Master Trust.

         During 2003, we sold two portfolios of delinquent accounts approximating $69.0 million in receivables. Upon the decision to sell, $62.3 million of receivables were charged-off.

         During 2002, we sold two portfolios of delinquent accounts approximating $120 million in receivables. Upon the decision to sell, $101.5 million of the receivables were charged off.

NOTE 10 - CONVERTIBLE PREFERRED STOCK

         Affiliates of Thomas H. Lee Partners, L.P. ("THL Partners"), a Boston-based investment firm, and its predecessor, Thomas H. Lee Company, hold 100% of the outstanding shares of our Series C Perpetual Convertible Preferred Stock. The Series C Preferred Stock has a 9% dividend payable in additional shares of Series C Preferred Stock and also receives any cash dividends paid on our common stock based on the number of shares of common stock into which the Preferred Stock would convert on the record date of the dividend. Each share of Series C Preferred Stock is convertible into 30 shares of common stock plus, if converted at the option of the holder before January 1, 2004, a premium amount designed to guarantee a portion of seven years worth of dividends at the 9% annual rate. The premium amount would have been equal to 76.5% of those future dividends for conversions in 2003 and would have been 54.4% of those dividends in 2002.

         The Series C Preferred Stock is normally fully convertible into common stock. This would mean that upon conversion of their Preferred Stock, our Preferred Stockholders could have received 42,616,367 shares, or approximately 42.5%, of the outstanding common stock on a diluted basis as of December 31, 2003. However, the indenture that governs our 10% Senior Notes due 2004 requires us to offer to purchase those notes in the event that such a conversion would result in a shareholder or group (within the meaning of Rules 13d-3 and 13d-5 of the Securities Exchange Act of 1934) obtaining 35% or more of our outstanding voting stock. Therefore, we included a provision in the terms of our Series C Preferred Stock that sets the maximum percentage of outstanding voting stock that any shareholder or group, such as the affiliates of THL Partners, could obtain while any of our 10% Notes remain outstanding at 34.9%. Accordingly, as of December 31, 2003, the Series C Preferred Stock could have been converted into 30,894,763 shares, or 34.9%, of our common stock on a diluted basis, with the excess Series C Preferred Stock converting into 11,721,604 shares of nonvoting Series D Preferred Stock. The Series D Preferred Stock automatically converts into common stock on a share-for-share basis at the time that the conversion will not exceed the ownership limitations described above. The terms of our Series D Preferred Stock are essentially the same as the terms of our common stock, except that

- the Series D Preferred Stock has a liquidation preference of $.01 per share, and

- is non-voting, except as required by law to preserve the powers, preferences or other rights of that class of stock.

         So long as they or their affiliates own at least 25% of the originally issued Series C Preferred Stock (or any shares of common stock issued upon conversion thereof), the holders of a majority of the shares of Series C Preferred Stock are entitled to elect four of 11 directors of the Board. So long as they or their affiliates: (a) own any shares of Series C Preferred Stock (or any shares of common stock issued upon conversion thereof); and (b) are entitled to elect four directors, Thomas H. Lee Equity Fund IV, L.P., which owns approximately 85% of our outstanding Series C Preferred Stock, has the right to appoint one of the four directors. So long as they or their affiliates own at least 10% but less than 25% of the originally issued Series C Preferred Stock (or any shares of common stock issued upon conversion thereof), the holders of a majority of the shares of Series C Preferred Stock are entitled to elect one director. The four directors who have been elected by the holders of our Series C Preferred Stock are all affiliates of THL Partners and, through such affiliation as well as actual ownership of Series C Preferred Stock, may be deemed to be the beneficial owners of approximately 97% of the common stock that would be issued upon conversion of our Series C and D Preferred Stock, both individually and in the aggregate.

         The Series C Preferred Stock may be redeemed by us in certain circumstances by paying 103% of the redemption price of $372.50 and any accrued dividends at the time of redemption. We also have the option to redeem the Series C Preferred Stock after December 9, 2008, without restriction by paying the redemption price of $372.50 and any accrued dividends at the time of redemption.

NOTE 11 - STOCK OPTIONS

         We provide the Metris Companies Inc. Long-Term Incentive and Stock Option Plan, which permits a variety of stock-based grants and awards and gives us flexibility in tailoring our long-term compensation programs. As of December 31, 2003, 8.3 million shares were available for grant. We do not provide loans to employees for the purchase of stock or the exercise of stock options.

         The Compensation Committee of the Board has the authority to determine the exercise prices, vesting dates or conditions, expiration dates and other material conditions upon which options or awards may be exercised, except that the option price for Incentive Stock Options ("ISOs") may not be less than 100% of the fair market value of the common stock on the date of grant (and not less than 110% of the fair market value in the case of an ISO granted to any employee owning more than 10% of the common stock) and the terms of nonqualified stock options may not exceed 15 years from the date of grant (not more than ten years for ISOs and five years for ISOs granted to any employee owning more than 10% of the common stock). Full- or part-time employees, consultants or independent contractors are eligible to receive nonqualified options and awards. Only full- or part-time employees are eligible to receive ISOs. Our stock options expire ten years from the date of grant and vest over periods ranging from one to six years with some options vesting at 25% to 33.3% per year.

         We also issue restricted stock grants under the stock option plan. During 2003, a total of 305,600 shares were issued to various employees with an approximate aggregate market value of $0.5 million at the time of the grant. As of the date restricted stock is granted, deferred compensation is recorded as a reduction of equity for the fair value of the shares granted. The deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period.

         In prior years we issued restricted stock to our former Chairman and Chief Executive Officer. Upon his termination, he forfeited all the restricted stock previously granted to him. All previously recognized expense was reversed and the related deferred compensation was added back to stockholders' equity. The amount of compensation reversed in 2002 that had been recognized in previous years was $3.0 million.

         We also provide the Metris Companies Inc. Non-Employee Director Stock Option Plan, which provides up to 750,000 shares of common stock for awards of options, subject to adjustments in certain circumstances. During 2003, 2002 and 2001, we granted 105,000, 100,000 and 89,000 options, respectively. At December 31, 2003, 81,000 shares were available for grant.

         Information regarding our stock option plans for 2003, 2002, and 2001, is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                           2003                               2002                               2001
                                           ----                               ----                               ----
                                                   WEIGHTED-                           WEIGHTED-                         WEIGHTED-
                                                    AVERAGE                             AVERAGE                           AVERAGE
                                                   EXERCISE                            EXERCISE                           EXERCISE
                                   SHARES            PRICE            SHARES             PRICE           SHARES            PRICE
                                   ------            -----            ------             -----           ------            -----
Options outstanding,
   beginning of year            11,729,444          $19.05          10,604,136          $19.73         9,907,062          $17.67
Options exercised                    2,500            5.33              49,899           13.67         1,383,358           11.81
Options granted                  1,622,794            1.83           2,180,885           12.09         2,832,838           25.01
Options canceled/
   forfeited                     7,522,495           17.99           1,005,678           11.45           752,406           27.01
                                 ---------                           ---------                        ----------
Options outstanding,
   end of year                   5,827,243           15.53          11,729,444           19.05        10,604,136           19.73
                                 =========                          ==========                        ==========
Weighted-average fair value
   of options granted
   during the year                       -          $ 1.34                   -          $ 8.19                 -          $13.57

         The following table summarizes information about stock options outstanding at December 31, 2003:

                                   OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                   -------------------                 -------------------
                                       WEIGHTED-
                                        AVERAGE      WEIGHTED-                       WEIGHTED-
                          NUMBER       REMAINING      AVERAGE           NUMBER        AVERAGE
                       OUTSTANDING    CONTRACTUAL    EXERCISE        EXERCISABLE     EXERCISE
EXERCISE PRICE         AT 12/31/03        LIFE        PRICE           AT 12/31/03      PRICE
--------------         -----------    -----------    --------        ------------    ---------
$0-$16.77               3,209,942          7.4       $  8.22           1,695,059      $ 10.50
$17.10-$24.42           1,660,841          6.3         22.01           1,313,756        21.94
$24.67-$38.88             956,460          7.0         28.79             633,601        28.29
                        ---------          ---         -----           ---------        -----
                        5,827,243          7.0         15.53           3,642,416        17.72

         EMPLOYEE STOCK PURCHASE PLAN

         We provide the Metris Companies Inc. Employee Stock Purchase Plan ("ESPP"), whereby eligible employees may authorize payroll deductions of the lesser of up to 15% of their salary or $25,000 to purchase shares of our common stock. Under the plan, shares of our common stock may be purchased at the end of each monthly offering period at 85% of the lower of the fair market value on the first or last day of the monthly offering period. Employees contributed $0.8 million and $1.8 million to purchase 387,828 and 374,166 shares of common stock under the ESPP during 2003 and 2002, respectively. We are authorized to issue up to 2.5 million shares of common stock to employees under the plan, and as of December 31, 2003, there were approximately 1.9 million shares available for future issuance.

          We offer certain employees the Non-Qualified Employees Stock Purchase Plan ("NQ ESPP"). Eligible employees may purchase shares of our common stock at 100% of the fair market value of common shares on the last day of the monthly offering period. Employees contributed $0.09 million and $0.1 million to purchase 30,024 and 27,946 shares of common stock under the NQ ESPP during 2003 and 2002, respectively. We are authorized to issue up to 0.5 million shares of common stock to employees under the plan, and as of December 31, 2003, there were approximately 0.5 million shares available for future issuance.

MANAGEMENT STOCK PURCHASE PLANS

         We provide a management stock purchase plan, whereby any employee who is a Senior Vice President level or above, excluding corporate officers designated by the Board of Directors, who participates in the Metris Management Incentive Bonus Plan is eligible to participate. Participants may elect to defer up to 50% of their bonus received under the Management Bonus Plan, which is credited to a stock purchase account as restricted stock units. We will match $1 for every $3 contributed by the participant. The participant's contributions are vested immediately and our matching contributions vest after three years. During 2003, employees contributed $6,750 to purchase 1,502 restricted stock units under the plan. The restricted stock units convert to common stock when distributed from the plan. No contributions were made to the plan during 2002. The restricted stock units convert to common stock when distributed from the plans. We are authorized to issue up to 450,000 shares of common stock to employees under the plans, and as of December 31, 2003, approximately 287,359 of the authorized shares were available for future issuance.

         We provided an additional management stock purchase plan, whereby officers designated by the Board of Directors, who participate in the Metris Annual Incentive Bonus Plan for Designated Corporate Officers were eligible to participate. Participants elected to defer up to 50% of their bonus received under the Management Bonus Plan, which was credited to a stock purchase account as restricted stock units. We matched $1 for every $3 contributed by the participant. The participant's contributions were vested immediately and our matching contributions vest after three years. No contributions were made to the plan during 2003 or 2002. The restricted stock units convert to common stock when distributed from the plan. This plan terminated on December 31, 2003.

NOTE 12 - EMPLOYEE BENEFIT PLANS

         We offer a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) Plan, and we match a portion of employee contributions and make discretionary contributions based upon our financial performance. For the years ended December 31, 2003, 2002, and 2001, we contributed $3.3 million, $2.6 million and $2.0 million to the 401(k) Plan, respectively.

         The Company also offered a Non-Qualified Deferred Compensation Plan for a select group of management or highly compensated employees. The plan provided saving and investment opportunities to those individuals who elected to defer a portion of their salary. The Company matched a portion of the employee contribution and made discretionary contributions based on the Company's financial performance. We contributed $0.4 million and $0.3 million to the plan for the years ended December 31, 2002 and 2001, respectively.

         During 2003, the Non-Qualified Deferred Compensation Plan was discontinued and all vested balances were distributed to participants.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         Our Supplemental Executive Retirement Plan ("SERP") provides officers and other members of senior management with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. The SERP is an account balance plan to which we will make annual contributions targeted to provide 40%-60% of the average of the participant's final three years of salary and bonus with us. These benefits will be paid in 15 annual installments beginning the year after they become eligible to receive benefits. Participants are eligible to receive benefits upon leaving our employment if they are at least 65 years of age or at least age 55 with five years of plan participation, if a change of control occurs or in the event of death. We recognized $3.4 million, $0.9 million, and $0.7 million of expense in 2003, 2002, and 2001, respectively, related to the SERP. Our liability was $7.1 million and $3.8 million at December 31, 2003 and 2002, respectively, for future payments under this plan. We calculate this expense and liability based on actuarial assumptions regarding years of participation, future investment returns and participants continuing in the SERP until age 65.

NOTE 13 - INCOME TAXES

         The components of the (benefit) expense for income taxes consisted of the following:

                                  YEAR ENDED DECEMBER 31,
                                  -----------------------
                        2003              2002               2001
                        ----              ----               ----
Current:
   Federal          $  (93,725)        $  (28,893)        $    63,865
   State                   557                138               6,381
                    ----------         ----------         -----------
                       (93,168)           (28,755)             70,246

Deferred:
   Federal              22,940             29,840              41,445
   State                   702                782               1,969
                    ----------         ----------         -----------
                        23,642             30,622              43,414

Total               $  (69,526)        $    1,867         $   113,660
                    ==========         ==========         ===========

             A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                               ------------
                                                   2003            2002         2001
                                                   ----            ----         ----
Statutory federal income tax rate                  35.0%           35.0%       35.0%
State income taxes, net of federal benefit         (0.4)          211.3         1.9
Valuation allowance                                (1.1)              -           -
Other, net                                         (1.5)          413.4         2.6
                                                   ----           -----        ----
Effective income tax rate                          32.0%          659.7%       39.5%
                                                   ====           ======       =====

         The 2002 effective income tax rate is high relative to statutory rates primarily due to the effect of nondeductible expenses, minimum state income taxes, and low pre-tax income.

         Our deferred tax assets and liabilities are as follows:

                                                                                  AT DECEMBER 31,
                                                                                  ---------------
                                                                                 2003         2002
                                                                                 ----         ----
Deferred income tax assets resulting from future deductible and taxable temporary differences:

Allowance for loan losses and retained interests fair value adjustments        $ 122,852    $ 172,299
Intangibles                                                                       30,343       31,635
Net operating loss and credit carry forwards                                      28,200            -
Deferred revenues                                                                  8,730       59,042
Other                                                                             23,639       36,508
Valuation allowance                                                               (2,427)           -
                                                                               ---------    ---------
    Total deferred tax assets                                                  $ 211,337      299,484

Deferred income tax liabilities resulting from future taxable and deductible temporary differences:

Accrued interest on credit card loans                                            194,766      207,984
Deferred marketing costs                                                           3,034       35,689
Other                                                                             16,354       34,986
                                                                               ---------    ---------
    Total deferred tax liabilities                                               214,154      278,659
                                                                               ---------    ---------
    Net deferred tax (liabilities) assets                                      $  (2,817)   $  20,825
                                                                               =========    =========

         During 2003, the Company recorded a $2.4 million valuation allowance against its deferred tax assets due to uncertainties related to their realization. We believe, based on our operating earnings in prior years, expected reversal of taxable temporary differences, and to a lesser degree, reliance on future earnings, the remaining deferred tax assets are fully realizable.

         In the fourth quarter of 2003, the Internal Revenue Service ("IRS") examination team submitted a request for a Technical Advice Memorandum ("TAM") to its Washington, D.C. National Office regarding the Company's treatment of certain credit card fees as original issue discount ("OID"). With this submission, the examination team has effectively withdrawn its 2002 proposed adjustment for returns filed through December 31, 1998. The request for a TAM covers tax returns filed through December 31, 2001. Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees constitute OID and must be deferred and amortized over the life of the underlying credit card loans for tax purposes. Cumulatively through December 31, 2001, the Company had deferred approximately $210 million in federal income tax under the OID rules. An assessment could ultimately require the Company to pay up to this amount of federal tax plus state taxes and related interest.

         The Company believes its treatment of these fees is appropriate and continues to work with the IRS to resolve this matter. The Company's position is consistent with that of numerous other U.S. credit card issuers. While both the timing and amount of the final resolution are uncertain, we do not expect any additional tax to be paid over the next twelve months.

NOTE 14 - STOCKHOLDERS' EQUITY

         During the years ended December 31, 2003 and 2002, we paid cash dividends of $0 and $3.7 million. Under our credit facility agreement we can not make dividend payments that exceed either $.01 per share of total shares and options outstanding stock or $1.0 million per quarter.

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

         On May 7, 1999 we entered into a loan agreement with our former Chairman and Chief Executive Officer, Ronald N. Zebeck. The loan's original and current principal balance is $5 million. The loan is unsecured and bears interest at a rate of 6.25% per annum. Mr. Zebeck was terminated effective December 15, 2002.

         On January 23, 2004, a complaint was filed in Hennepin County District Court in Minneapolis, Minnesota, against Metris, certain members of its board of directors and a number of other entities, by Mr. Zebeck. On February 1, 2004, defendants filed an answer in which they denied the allegations in the complaint, and MCI filed counterclaims against Mr. Zebeck seeking a declaratory judgment against Mr. Zebeck for the principal amount of the loan made by MCI in 1999, plus interest.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

         Commitments to extend credit to consumers represent the unused credit limits on open credit card accounts. These commitments were $8.0 billion and $12 billion as of December 31, 2003 and 2002, respectively. While these amounts represent the total lines of credit available to our customers, we have not experienced and do not anticipate that all of our customers will exercise their entire available line at any given point in time. We also have the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

         We lease certain office facilities and equipment under various cancelable and non-cancelable operating lease agreements that provide for the payment of a proportionate share of property taxes, insurance and other maintenance expenses. These leases also may include scheduled rent increases and renewal options. Rental expense for these operating leases for the years ended December 31, 2003, 2002, and 2001, was $11.5 million, $23.8 million and $21.8 million, respectively. In 2003, 2002, and 2001 we recognized $14.1, $6.4, and $0 million, respectively, of expense due to excess capacity related to certain operating leases.

         Future minimum lease commitments at December 31, 2003, under cancelable and non-cancelable operating leases are as follows:

2004                                               $ 13,373
2005                                                  8,100
2006                                                  7,037
2007                                                  6,456
2008                                                  5,663
Thereafter                                           13,167
                                                     ------
              Total minimum lease payments           53,796
                                                     ======

         We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations.

         In September 2002, a shareholder lawsuit was filed in the United States District Court for the District of Minnesota, naming MCI, Ronald N. Zebeck and David D. Wesselink as defendants. The plaintiffs seek to represent a class of purchasers of MCI common stock between November 5, 2001 and July 17, 2002. The lawsuit seeks damages in an unspecified amount. The complaint alleges that defendants violated the federal securities laws when MCI failed to disclose the existence of the OCC Report of Examination until April 17, 2002. We believe the lawsuit is without merit.

         Our activities as a credit card lender are subject to regular review and examination by federal regulators to assess compliance with various federal consumer protection laws. Regulators are authorized to impose penalties for violations of these laws and, in certain cases, to order us to pay restitution to injured cardholders.

         On May 3, 2001, Direct Merchants Bank entered into a consent order with the OCC. The consent order required us to pay approximately $3.2 million in restitution to approximately 62,000 credit card customers who applied for and received a credit card in connection with a series of limited test marketing campaigns from March 1999 to June 2000. Under the terms of the consent order, we made no admission or agreement on the merits of the OCC's assertions. The restitution as required by the OCC consent order was paid and is reflected in our December 31, 2001 financial statements. In October 2002, the OCC advised that Direct Merchants Bank is in full compliance with the consent order. Furthermore, the OCC made a determination not to assess civil money penalties.

         On December 11, 2003, we entered into a Modified Operating Agreement with the OCC, which replaced the original Operating Agreement dated March 18, 2003. The Modified Operating Agreement requires, among other things, the following:

- The Bank must maintain capital at the dollar level reported on the September 30, 2003, Call Report, unless otherwise approved by the OCC. The Bank may continue to pay dividends in accordance with applicable statutory and regulatory requirements, provided capital remains at the aforementioned level.

- The Bank shall maintain, at a minimum, liquid assets of not less than $35 million or 100% of the average highest daily funding requirement for managed receivables.

- The Bank is required to continue to comply with the terms of the Liquidity Reserve Deposit Agreement.

- The Bank and MCI are required to comply with the terms of the Capital Assurance and Liquidity Maintenance Agreement.

         If the OCC were to conclude that the Bank failed to adhere to any provision of the Modified Operating Agreement, the OCC could pursue various enforcement options.

NOTE 17 - CAPITAL REQUIREMENTS AND RESTRICTED PAYMENTS

         In the normal course of business, we enter into agreements, or are subject to regulatory requirements, that result in cash, debt, and dividend or other capital restrictions.

         The Federal Reserve Act imposes various legal limitations on the extent to which banks can finance or otherwise supply funds to their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to or other covered transactions, such as certain purchases of assets, with us and our affiliates. Such restrictions limit Direct Merchants Bank's ability to lend to us and our affiliates. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to us and our affiliates in accordance with the national bank dividend rules and the Modified Operating Agreement.

         Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At December 31, 2003 and 2002, Direct Merchants Bank's Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a "well-capitalized" depository institution under regulations of the OCC.

         We are also bound by restrictions set forth in the indentures related to the Senior Notes dated November 7, 1997, and July 15, 1999. Pursuant to those indentures, we may not make dividend payments in the event of a default or if all such restricted payments would exceed 25% of our aggregate cumulative "Net income." Furthermore, our senior secured credit agreement limits payments of quarterly dividends to $.01 per share.

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

         A concentration of credit risk is defined as significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. We are active in originating "Credit card loans" throughout the United States, and no individual or group had a significant concentration of credit risk at December 31, 2003 or 2002.

         We target our consumer lending products primarily to middle consumers. Primary risks associated with lending to this market are that they may be more sensitive to future economic downturn, which may make them more likely to default on their obligations.

         The banking regulators have issued guidelines to further segregate a credit card issuer's loan portfolio between subprime loans (loans to consumers who have a FICO credit score of 660 or less) and prime loans (loans to consumers with FICO scores in excess of 660). The banking regulators deem subprime loans to have higher credit risk. Subprime receivables were $83.5 million or 65.7% of the credit card portfolio as of December 31, 2003, compared to $447.3 million or 52.9% of the credit card portfolio as of December 31, 2002.

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

Cash and cash equivalents and Liquidity reserve deposit

         The carrying amounts approximate fair value due to the short-term nature of these instruments.

Net credit card loans

         "Credit card loans" are originated with variable rates of interest that adjust with changing market interest rates. Thus, the carrying value of the "Credit card loans," less the "Allowance for loan losses," approximates fair value. This valuation does not include the value that relates to estimated cash flows generated from new loans from existing cardholders over the life of the cardholder relationship. Accordingly, the aggregate fair value of the "Credit card loans" does not represent the underlying value of the established cardholder relationships.

Retained interests and other securitization related assets

         The fair value of the "Retained interests in loans securitized" and other securitization related assets are estimated by discounting the expected future cash flows from the Metris Master Trust and each of the conduits at rates, which we believe to be consistent with those that would be used by an independent third party. However, because there is no active market for the "Retained interests in loans securitized," the fair values presented may not be indicative of the value negotiated in an actual sale. The future cash flows used to estimate fair value are limited to the securitized receivables that exist at year end and do not reflect the value associated with future receivables generated by accountholder activity.

Interest rate caps

         We enter into interest rate cap transactions related to most series of securities issued from the Metris Master Trust. We mark these assets to market based on third-party and counter party valuations, and as such carrying value approximates fair value.

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

         The estimated fair values of our financial instruments are summarized as follows:

                                                                                   AT DECEMBER 31,
                                                                                   ---------------
                                                                         2003                           2002
                                                                         ----                           ----
                                                                 CARRYING     ESTIMATED        CARRYING      ESTIMATED
                                                                  AMOUNT      FAIR VALUE        AMOUNT      FAIR VALUE
(In thousands)                                                    ------      ----------        ------      ----------
Cash and cash equivalents                                       $ 178,485     $ 178,485       $ 580,232     $ 580,232
Liquidity reserve deposit                                          80,158        80,158               -             -
Credit card loans, net                                             83,123        83,123         756,102       756,102
Retained interests  in loans securitized and other
  receivables due from
  credit card securitizations, net
                                                                  917,615       917,615         918,497       918,497
Interest rate caps                                                  9,787         9,787          12,711        12,711
Debt                                                              350,448       274,849         357,649       341,580
Deposits                                                            6,262         6,262         892,754       911,141

NOTE 20 - DERIVATIVE FINANCIAL INSTRUMENTS

         We use derivative financial instruments for the purpose of managing our exposure to interest rate risks.

         MRI enters into interest rate cap transactions related to most asset-backed securitization transaction. MRI assigns all of its right, title, and interest under the interest rate cap agreement to the Trustee of the Metris Master Trust for the benefit of the holders of securities issued by the Metris Master Trust. The purpose of the interest rate cap is to effectively limit the interest exposure of the Metris Master Trust for each individual series to a maximum based upon the LIBOR rate.

         The interest rate caps do not meet the criteria for hedge accounting treatment. The change in the fair value of the caps is included in the consolidated income statement under "Securitization income." We recognized expense of $5.3 million and $22.6 million from the mark-to-market adjustments on the interest rate caps for the years ended December 31, 2003 and 2002, respectively.

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

         During 2002 and 2001, all swaps were sold. At the date of sale, the swap and the related CDs were valued, and a gain or loss was recognized for the difference between the change in fair value of the swap and the change in fair value of the CDs. The cumulative amount recorded as an adjustment to the value of the CDs was being amortized over the life of the CDs as an adjustment to interest expense. This amount was written off by the third quarter of 2003 at the time of the certificates of deposit sale.

         Prior to SFAS No. 133, we amortized the costs of interest rate contracts on a straight-line basis over the expected life of the contract. The adoption of SFAS No. 133 resulted in a one-time, non-cash, after-tax charge to earnings of $14.2 million, reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the year ended December 31, 2001.

NOTE 21 - SALE OF MEMBERSHIP CLUB AND WARRANTY BUSINESS

         On July 29, 2003, we sold our membership club and warranty business to CPP Group, a privately-owned leading provider of assistance products and services throughout Europe, for cash proceeds of $45 million. We recorded a gain on the sale of $84.8 million. Included in the gain was the recognition of $90.8 million of "Deferred income" and the write-off of $45.4 million of deferred costs, which are included in "Other assets." As of December 31, 2003, we have $7.3 million of "Deferred income", $1.9 million in deferred costs, and $0.7 million of "Accrued expenses and other liabilities" on our balance sheet related to certain obligations associated with the sold business, which will expire throughout 2004.

NOTE 22 - ASSET IMPAIRMENTS, LEASE WRITE-OFFS AND SEVERANCE

         During 2003, we recorded $8.3 million for workforce reductions, approximately $20.8 million in write-downs of excess property, equipment, and operating leases, a $22.0 million write-off of purchased portfolio premium on "Credit card loans" sold in the third and fourth quarters of 2003, and a $5.1 million write-off of commitment fees related to a backup financing facility entered into in March of 2003, with Thomas H. lee Equity Fund IV, L.P. In 2002, we recorded a write-down of $10.6 million for portfolios of charged-off loans purchased in 2001 and 2000, a $17.1 million write-down of excess property, equipment, operating leases, and the then pending sale of our Arizona facility.

NOTE 23 - DEBT AND DEPOSITS

         A $125 million senior secured loan was issued pursuant to an Amended and Restated Senior Secured Credit Agreement dated as of June 18, 2003, as amended, and effective as of June 27, 2003 (the "Credit Agreement"). The loan matures June 27, 2004, and carries a fixed interest rate of 12% plus a monthly performance payment, which is indexed to the monthly excess spread in the Metris Master Trust. The funds were primarily used to pay off a $100 million term loan that matured in June 2003. The terms of the Credit Agreement under which the loan was issued require mandatory prepayment of a portion of the principal if the Company receives funds due to the sale of certain Company assets. During 2003 we were required to make $23.3 million in principal repayments from the proceeds of the sale of our membership club and warranty business and proceeds from the sale of office equipment. At December 31, 2003, we had outstanding borrowings of $101.7 million under the Credit Agreement with an effective weighted average interest rate of 27.6%. Since year-end we have made additional principal pre-payments of approximately $6.4 million. We are bound by certain covenants and as of December 31, 2003 and 2002, we were in compliance with all financial covenants under the Credit Agreement. In addition, under that agreement dividends declared and paid by Direct Merchants Bank indirectly to MCI are limited to the Bank's earnings not to exceed $20 million per calendar quarter.

         As of December 31, 2003, we had $150.0 million of 10.125% Senior Notes due 2006 outstanding. The carrying value of these Senior Notes is $148.0 million as of December 31, 2003. These Senior Notes were issued at a discount of $6.3 million to yield an effective interest rate of 11%.

         The Senior Notes due 2004 and 2006 and the Senior Secured Credit Agreement are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc., magnUS Services, Inc. (formerly Metris Recovery Services, Inc.), Crescent Ridge Aviation, Inc., Metris Financial Services, Inc., Metris Card Services, LLC and Metris Credit Card Services, Inc. (the "Guarantors"). Any subsidiaries we form in the future may provide a guarantee of this indebtedness. The guarantee is an unsecured obligation of the Guarantors and ranks equally with all existing and future unsubordinated indebtedness.

         We also have $100 million of 10% Senior Notes due 2004 outstanding with terms and conditions substantially similar to the Senior Notes due 2006.

         During third quarter 2003, we prepaid a $10.0 million 9.19% term loan that was due 2005 associated with a sale of certain Company assets. Subsequent to December 31, 2003, we redeemed all notes and prepaid all interest and principal amounts of approximately $1.0 million due under our Renewable Unsecured Subordinated Note Program. The redeemed notes were originally issued with terms ranging from two to ten years. There are currently no outstanding notes under this program and the program has been terminated.

         Our debt outstanding as of December 31, 2003, matures as follows:

2004                                              $ 202,254
2005                                                    127
2006                                                147,769
2007                                                     79
2008                                                     23
Thereafter                                              196
                                                  ---------
     Total debt outstanding                         350,448
                                                  =========

         The Bank has established deposit accounts related to its secured card product. These accounts do not have a set maturity date and pay a fixed interest rate of 2%. As of December 31, 2003 and 2002, $6.3 million and $6.4 million secured card deposits were outstanding, respectively.

         On September 30, 2003, we sold all of the brokered and retail jumbo certificates of deposit issued by Direct Merchants Bank. The face value of the "Deposits" sold was $559.3 million. We recorded a loss on that sale of $33.0 million. Upon completion of the sale, we were in full compliance with a request by the OCC to eliminate the deposit risk to the FDIC.

         We have various indirect subsidiaries, which do not guarantee Company debt. We have prepared condensed consolidating financial statements of the Company, which follow. the detail Guarantor subsidiaries and the non-guarantor subsidiaries for purposes of complying with SEC reporting requirements. Separate financial statements of the guaranteeing subsidiaries and the non-guaranteeing subsidiaries are not presented because we have determined that the subsidiaries financial information would not be material to investors.

                              METRIS COMPANIES INC.
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                  METRIS         GUARANTOR     NON-GUARANTOR
                              COMPANIES INC.   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                              --------------   ------------    ------------     ------------     ------------
ASSETS:
Cash and cash equivalents      $   (1,081)      $    3,034      $  176,532       $         -      $  178,485
Liquidity reserve deposit               -                -          80,158                 -          80,158
Net credit card loans              15,203                -          67,920                 -          83,123
Retained interests in loans
   securitized                          -                -         822,900            14,001         836,901
Property and equipment, net             -           33,663              17                 -          33,680
Purchased portfolio premium            80                -          17,481                 -          17,561
Other receivables due from
   credit card
   securitizations, net                 5                -          80,709                 -          80,714
Other assets                       21,242           30,934          54,917           (25,319)         81,774
Investment in subsidiaries      1,296,461          878,810               -        (2,175,271)              -
                               ----------       ----------      ----------       -----------      ----------
TOTAL ASSETS                   $1,331,910       $  946,441      $1,300,634       $(2,186,589)     $1,392,396
                               ==========       ==========      ==========       ===========      ==========

LIABILITIES:

Deposits                       $   (1,000)      $        -      $    7,262       $         -      $    6,262
Debt                              384,684         (413,842)        422,606           (43,000)        350,448
Accounts payable                      489           15,406          16,805              (303)         32,397
Deferred income                         -                -          18,060                 -          18,060
Accrued expenses and other
   liabilities                     38,544           48,416         (42,909)           31,985          76,036
                               ----------       ----------      -----------      -----------      ----------
TOTAL LIABILITIES                 422,717         (350,020)        421,824           (11,318)        483,203
                               ----------       -----------     ----------       -----------      ----------
TOTAL STOCKHOLDERS' EQUITY        909,193        1,296,461         878,810        (2,175,271)        909,193
                               ----------       ----------      ----------       -----------      ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY        $1,331,910       $  946,441      $1,300,634       $(2,186,589)     $1,392,396
                               ==========       ==========      ==========       ===========      ==========

                              METRIS COMPANIES INC.
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                 METRIS         GUARANTOR     NON-GUARANTOR
                              COMPANIES INC.  SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                              --------------  ------------    ------------    ------------    ------------
ASSETS:
Cash and cash equivalents      $   (3,795)      $    8,109     $  575,918     $          -     $  580,232
Net credit card loans               3,813                -        752,289                -        756,102
Retained interests in loans
   securitized                          -                -        808,026                -        808,026
Property and equipment, net             -           63,395         20,436                -         83,831
Purchased portfolio premium           128                -         64,451                -         64,579
Other receivables due from
   credit card
   securitizations, net                13                -        110,458                -        110,471
Other assets                       10,160           44,252        180,591          (47,852)       187,151
Investment in subsidiaries      1,594,352        1,549,307              -       (3,143,659)             -
                               ----------       ----------     ----------     ------------     ----------
TOTAL ASSETS                   $1,604,671       $1,665,063     $2,512,169     $ (3,191,511)    $2,590,392
                               ==========       ==========     ==========     ============     ==========

LIABILITIES:

Deposits                       $   (1,000)      $        -     $  893,754     $          -     $  892,754
Debt                              391,228            9,421              -          (43,000)       357,649
Accounts payable                       71           20,683         38,949           (6,114)        53,589
Deferred income                         -           16,681        129,978           (3,511)       143,148
Accrued expenses and other
   liabilities                    159,699           23,926        (99,819)           4,773         88,579
                               ----------       ----------     ----------     ------------     ----------
TOTAL LIABILITIES                 549,998           70,711        962,862          (47,852)     1,535,719
                               ----------       ----------     ----------     ------------     ----------
TOTAL STOCKHOLDERS' EQUITY      1,054,673        1,594,352      1,549,307       (3,143,659)     1,054,673
                               ----------       ----------     ----------     ------------     ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY        $1,604,671       $1,665,063     $2,512,169     $ (3,191,511)    $2,590,392
                               ==========       ==========     ==========     ============     ==========

                              METRIS COMPANIES INC.
                 SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                     METRIS
                                                    COMPANIES      GUARANTOR      NON-GUARANTOR
                                                       INC.       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                    ---------     ------------    -------------     ------------     ------------
NET INTEREST (EXPENSE) INCOME                       $ (45,265)     $   4,873        $  56,501        $      --        $  16,109
Provision for loan losses                               2,568             --          124,182             (102)         126,648
                                                    ---------      ---------        ---------        ---------        ---------
NET INTEREST (EXPENSE) INCOME
AFTER PROVISION FOR LOAN LOSSES                       (47,833)         4,873          (67,681)             102         (110,539)
                                                    ---------      ---------        ---------        ---------        ---------
OTHER OPERATING INCOME:
Securitization (expense) income                          (158)            --          174,976           (1,451)         173,367
Servicing income on securitized /
  sold receivables                                         --             --          176,627               --          176,627
Credit card fees, interchange and
  other credit card income (expense)                    2,535         66,153           89,383          (78,579)          79,492
Enhancement services revenue                               --             --          107,930               --          107,930
Loss on sale of credit card loans                          --             --         (117,183)              --         (117,183)
(Loss) gain on sale of membership club
  and warranty business                                  (624)        28,011           45,787           11,613           84,787
Intercompany allocations                                2,375        243,873           22,520         (268,768)              --
                                                    ---------      ---------        ---------        ---------        ---------
                                                        4,128        338,037          500,040         (337,185)         505,020
OTHER OPERATING EXPENSE:
Credit card account and other product
  solicitation and marketing expenses                      --         50,144          101,137          (57,932)          93,349
Employee compensation                                      --        170,597            4,942               --          175,539
Data processing services and communications                18        (78,471)         161,584          (14,416)          68,715
Credit protection claims expense                           --             --           30,882               --           30,882
Occupancy and equipment                                    --             --           36,564               --           36,564
Purchased portfolio premium amortization                   48             --           28,457           (3,505)          25,000
Mastercard/Visa assessment and fees                        --             --            9,243               --            9,243
Credit card fraud losses                                   51             --            3,770               --            3,821
Asset impairments, lease write-offs and severance          --             --           56,222               --           56,222
Loss on sale of deposits                                   --             --           32,963               --           32,963

Other                                                   2,863        124,418          (30,442)         (17,391)          79,448
Intercompany allocations                                   90         80,690          187,988         (268,768)              --
                                                    ---------      ---------        ---------        ---------        ---------
                                                        3,070        347,378          623,310         (362,012)         611,746
LOSS BEFORE INCOME TAX BENEFIT AND EQUITY IN
  (LOSS) INCOME OF SUBSIDIARIES                       (46,775)        (4,468)        (190,951)          24,929         (217,265)
Income tax (benefit) expense                          (14,969)        (6,791)         (53,256)           5,490          (69,526)
Equity in loss of subsidiaries                       (115,933)      (130,400)              --          246,333               --
                                                    ---------      ---------        ---------        ---------        ---------
NET (LOSS) INCOME                                   $(147,739)     $(128,077)       $(137,695)       $ 265,772        $(147,739)
                                                    =========      =========        =========        =========        =========

                              METRIS COMPANIES INC.
                 SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                      METRIS         GUARANTOR      NON-GUARANTOR
                                                  COMPANIES INC.    SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                  --------------    ------------    -------------     ------------     ------------
NET INTEREST (EXPENSE) INCOME                       $ (30,584)       $    (389)       $ 156,859        $      --        $ 125,886
Provision for loan losses                                (603)              --          220,305              102          219,804
                                                    ---------        ---------        ---------        ---------        ---------
NET INTEREST EXPENSE AFTER PROVISION FOR
  LOAN LOSSES                                         (29,981)            (389)         (63,446)            (102)         (93,918)
                                                    ---------        ---------        ---------        ---------        ---------
OTHER OPERATING INCOME:
Securitization income(expense)                          3,168               --          324,872           (4,523)         323,517
Servicing income on securitized/sold
  receivables                                              --               --          195,214               --          195,214
Credit card fees, interchange and other
  credit card income (expense)                          1,748           94,941          166,747         (100,262)         163,174
Enhancement services revenue (expense)                     --           58,664          154,519          (59,667)         153,516
Intercompany allocations                                  166          266,604           45,742         (312,512)              --
                                                    ---------        ---------        ---------        ---------        ---------
                                                        5,082          420,209          887,094         (476,964)         835,421
OTHER OPERATING EXPENSE:
Credit card account and other product
  solicitation and marketing expenses                      16          112,249          181,196         (120,192)         173,269
Employee compensation                                  (1,101)         183,701           28,226               --          210,826
Data processing services and communications                52          (92,080)         184,702           (8,800)          83,874
Credit protection claims expense                           --            1,334           43,216               --           44,550
Occupancy and equipment                                    --               --           48,013               --           48,013
Purchased portfolio premium amortization                  119               --           33,727           (3,626)          30,220
Mastercard/Visa assessment and fees                        --               --           13,869               --           13,869
Credit card fraud losses                                  177               --            8,470               --            8,647
Asset impairments, lease write-offs and severance          --               --           27,736               --           27,736
Other                                                   7,037          143,488          (40,918)          (9,391)         100,216

Intercompany allocations                                   80           92,814          219,618         (312,512)              --
                                                    ---------        ---------        ---------        ---------        ---------
                                                        6,380          441,506          747,855         (454,521)         741,220
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN
  INCOME OF SUBSIDIARIES                              (31,279)         (21,686)          75,793          (22,545)             283
Income tax (benefit) expense                           (9,377)         (20,107)          38,110           (6,759)           1,867
Equity in income (loss) of subsidiaries                20,318           37,683               --          (58,001)              --
                                                    ---------        ---------        ---------        ---------        ---------
NET (LOSS) INCOME                                   $  (1,584)       $  36,104        $  37,683        $ (73,787)       $  (1,584)
                                                    =========        =========        =========        =========        =========

                              METRIS COMPANIES INC.
                 SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                       METRIS                         NON-
                                     COMPANIES      GUARANTOR      GUARANTOR
                                        INC.       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                   ------------    ------------   ------------    ------------    ------------
NET INTEREST INCOME (EXPENSE)      $     8,579     $    (8,437)    $   202,719     $        --     $   202,861
Provision for loan losses                1,393              --         459,713              --         461,106
                                   -----------     -----------     -----------     -----------     -----------
NET INTEREST INCOME (EXPENSE)
   AFTER PROVISION FOR LOAN
   LOSSES                                7,186          (8,437)       (256,994)             --        (258,245)
                                   -----------     -----------     -----------     -----------     -----------
OTHER OPERATING INCOME:
Securitization
  income                                    67              --         650,333              --         650,400
Servicing income on
  securitized/sold
  receivables                               --              --         159,074              --         159,074
Credit card fees, interchange
   and other credit card
   income (expense)                      2,890          31,507         318,718         (31,067)        322,048
Enhancement services revenues               --          57,836          84,086              --         141,922
Intercompany allocations                   152         229,643          34,807        (264,602)             --
                                   -----------     -----------     -----------     -----------     -----------
                                         3,109         318,986       1,247,018        (295,669)      1,273,444
OTHER OPERATING EXPENSE:
Credit card account and other
   product solicitation and
   marketing expenses
                                            --          12,869         175,140              --         188,009
Employee compensation                    1,101         197,646          26,716              --         225,463
Data processing services and
   communications                            3         (90,538)        198,876         (18,119)         90,222
Credit protection claims
   expense                                  --             877          29,580              --          30,457
Credit card fraud losses                     1               5           9,062              --           9,068
Purchased portfolio
   premium amortization                     --              --          32,116          (1,839)         30,277
Occupancy and equipment                     --              --          47,572              --          47,572
Mastercard/Visa assessment and
   fees                                     --              --          16,522              --          16,522
Other                                     (392)        127,304         (34,366)         (2,852)         89,694
Intercompany allocations                   127          57,355         207,120        (264,602)             --
                                   -----------     -----------     -----------     -----------     -----------
                                           840         305,518         708,338        (287,412)        727,284


INCOME BEFORE INCOME TAXES,
   EQUITY IN INCOME OF
   SUBSIDIARIES, AND
   CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                     9,455           5,031         281,686          (8,257)        287,915
Income tax expense (benefit)             3,646           1,168         111,875          (3,029)        113,660
Equity in income (loss) of
   subsidiaries                        154,220         155,585              --        (309,805)             --
                                   -----------     -----------     -----------     -----------     -----------
INCOME (LOSS) BEFORE
   CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                   160,029         159,448         169,811        (315,033)        174,255
Cumulative effect of
   accounting change, net                   --              --          14,226              --          14,226
                                   -----------     -----------     -----------     -----------     -----------
NET INCOME (LOSS)                  $   160,029     $   159,448     $   155,585     $  (315,033)    $   160,029
                                   ===========     ===========     ===========     ===========     ===========

                              METRIS COMPANIES INC.
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                           YEAR ENDED DECEMBER 31,2003
                             (DOLLARS IN THOUSANDS)

                                                METRIS                          NON-
                                              COMPANIES       GUARANTOR      GUARANTOR
                                                 INC.        SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             ------------    ------------   ------------    ------------    ------------
OPERATING ACTIVITIES:
Net cash (used in) provided by operating
     activities                              $  (166,479)    $  (114,182)    $  (330,567)    $   271,997     $  (339,231)
                                             -----------     -----------     -----------     -----------     -----------
INVESTING ACTIVITIES:
Proceeds from transfers of portfolios to
     the Metris Master Trust                          --              --         695,459              --         695,459
Net cash from loan originations and
     principal collections on loans
     receivable                                  (13,962)             --        (766,070)        (14,001)       (794,033)
Proceeds from sales of credit card
     portfolios to third-parties                      --              --         891,256              --         891,256
Proceeds from sale of membership club and
     warranty business                                --           8,100          36,900              --          45,000
Disposal of property and equipment, net               --           5,717          20,225              --          25,942
Investment in subsidiaries                       180,419         275,006         512,963        (968,388)             --
                                             -----------     -----------     -----------     -----------     -----------
Net cash provided by (used in) investing
     activities                                  166,457         288,823       1,390,733        (982,389)        863,624
                                             -----------     -----------     -----------     -----------     -----------
FINANCING ACTIVITIES:
Net increase (decrease) in debt                    1,320          (9,421)             --              --          (8,101)
Sale of deposits                                      --              --        (559,282)             --        (559,282)
Net decrease in deposits                              --              --        (327,210)             --        (327,210)
Premium paid and transaction costs on
     deposits sold                                    --              --         (32,963)             --         (32,963)
Proceeds from issuance of common stock             1,416              --              --              --           1,416
Repurchase of common stock                            --        (170,295)       (540,097)        710,392              --
                                             -----------     -----------     -----------     -----------     -----------
Net cash provided by (used in) financing
     activities                                    2,736        (179,716)     (1,459,552)        710,392        (926,140)
                                             -----------     -----------     -----------     -----------     -----------
Net increase (decrease) in cash and cash
     equivalents                                   2,714          (5,075)       (399,386)             --        (401,747)
Cash and cash equivalents at beginning of
     year                                         (3,795)          8,109         575,918              --         580,232
                                             -----------     -----------     -----------     -----------     -----------
Cash and cash equivalents
     at end of year                          $    (1,081)    $     3,034     $   176,532     $        --     $   178,485
                                             ===========     ===========     ===========     ===========     ===========

                              METRIS COMPANIES INC.
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                               METRIS                         NON-
                                             COMPANIES      GUARANTOR      GUARANTOR
                                                INC.       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                             ---------     ------------   ------------   ------------    ------------
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
     activities                             $    78,331    $    51,110    $   209,857    $   (30,787)   $   308,511
                                            -----------    -----------    -----------    -----------    -----------
INVESTING ACTIVITIES:
Proceeds from sales and repayments of
     securitized loans                               --             --      2,087,097             --      2,087,097
Net cash from loan originations and
     principal collections on loans
     receivable                                  (1,554)            --       (703,060)            --       (704,614)
Proceeds from sales of credit card
     portfolios to third-parties                     --             --         16,278             --         16,278
Additions to property and equipment, net             --         (5,161)          (998)            --         (6,159)
Investment in subsidiaries                      (96,479)       248,588        243,969       (396,078)            --
                                            -----------    -----------    -----------    -----------    -----------
Net cash (used in) provided by investing
     activities                                 (98,033)       243,427      1,643,286       (396,078)     1,392,602
                                            -----------    -----------    -----------    -----------    -----------
FINANCING ACTIVITIES:
Net increase (decrease) in debt                  45,304           (559)      (292,000)       (43,000)      (290,255)
Net decrease in deposits                             --             --     (1,165,254)            --     (1,165,254)
Cash dividends paid                              (3,728)            --             --             --         (3,728)
Proceeds from issuance of common stock            2,011             --             --             --          2,011
Capital contributions                                --       (287,374)      (182,491)       469,865             --
Repurchase of common stock                      (45,294)            --             --             --        (45,294)
                                            -----------    -----------    -----------    -----------    -----------
Net cash (used in) provided by financing
     activities                                  (1,707)      (287,933)    (1,639,745)       426,865     (1,502,520)
                                            -----------    -----------    -----------    -----------    -----------
Net (decrease) increase in cash and
  cash equivalents                              (21,409)         6,604        213,398             --        198,593
Cash and cash equivalents at beginning of
     year                                        17,614          1,505        362,520             --        381,639
                                            -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at end of year    $    (3,795)   $     8,109    $   575,918    $        --    $   580,232
                                            ===========    ===========    ===========    ===========    ===========

                              METRIS COMPANIES INC.
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                               METRIS                        NON-
                                              COMPANIES      GUARANTOR     GUARANTOR
                                                INC.       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            -----------    ------------   ------------   ------------   ------------
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
      activities                            $   161,612    $   132,930    $   498,252    $  (315,033)   $   477,761
                                            -----------    -----------    -----------    -----------    -----------
INVESTING ACTIVITIES:
Proceeds from transfers of portfolios to
      the Metris Master Trust                        --             --        553,180             --        553,180
Net cash from loan originations and
      principle collections on loans
      receivable                                   (503)            --     (1,126,886)            --     (1,127,389)
Credit card portfolio acquisitions                   --             --       (290,774)            --       (290,774)
(Additions to) disposal of property and
      equipment, net                                 --        (18,257)        12,549             --         (5,708)
Investments in subsidiaries                    (218,746)      (170,922)         2,238        387,430             --
                                            -----------    -----------    -----------    -----------    -----------
Net increase (decrease) in debt                (219,249)      (189,179)      (849,693)       387,430       (870,691)
                                            -----------    -----------    -----------    -----------    -----------
FINANCING ACTIVITIES:
Net increase (decrease) in debt                     900         (1,062)       292,000             --        291,838
Net decrease in deposits                             --             --        (48,191)            --        (48,191)
Cash dividends paid                              (3,752)            --             --             --         (3,752)
Proceeds from issuance of common stock           26,248             --             --             --         26,248
Capital contributions                                --         48,156         24,241        (72,397)            --
Repurchase of common stock                      (13,014)            --             --             --        (13,014)
                                            -----------    -----------    -----------    -----------    -----------
Net cash provided by (used in) financing
      activities                                 10,382         47,094        268,050        (72,397)       253,129
                                            -----------    -----------    -----------    -----------    -----------
 Net (decrease) increase in cash
 and cash equivalents                           (47,255)        (9,155)       (83,391)            --       (139,801)
Cash and cash equivalents at beginning
      of year                                    64,869         10,660        445,911             --        521,440
                                            -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at end of year    $    17,614    $     1,505    $   362,250    $        --    $   381,639
                                            ===========    ===========    ===========    ===========    ===========

                     METRIS COMPANIES INC. AND SUBSIDIARIES
     SUMMARY OF CONSOLIDATED QUARTERLY FINANCIAL INFORMATION AND STOCK DATA
            (Dollars in thousands, except per-share data) (unaudited)

                                                                                 2003
                                                        ------------------------------------------------------
                                                         FOURTH          THIRD         SECOND          FIRST
                                                         QUARTER        QUARTER        QUARTER        QUARTER
                                                        ---------      ---------      ---------      ---------
SUMMARY OF OPERATIONS:
Interest income                                         $   2,281      $  24,656      $  31,432      $  32,161
Interest expense                                           14,068         22,296         18,716         19,341
                                                        ---------      ---------      ---------      ---------
Net Interest Income                                       (11,787)         2,360         12,716         12,820
Provision for loan losses                                  18,810         33,019         30,033         44,786
Other Operating Income                                    163,838        135,319        126,192         79,671
Other Operating Expense(1)                                 93,290        196,836        146,474        175,146
                                                        ---------      ---------      ---------      ---------
Income (Loss) Before Income Taxes                          39,951        (92,176)       (37,599)      (127,441)
Income taxes                                                5,134        (17,198)       (12,851)       (44,611)
                                                        ---------      ---------      ---------      ---------
Net Income (Loss)                                          34,817        (74,978)       (24,748)       (82,830)
Preferred Stock Dividends                                  10,358         10,131          9,908          9,689
                                                        ---------      ---------      ---------      ---------
Net Income (Loss) Applicable to Common Stockholders     $  24,459      $ (85,109)     $ (34,656)     $ (92,519)
                                                        =========      =========      =========      =========
PER COMMON SHARE:
Earnings (Loss) per Share:
  Basic                                                 $    0.39      $   (1.48)     $   (0.60)     $   (1.62)
  Diluted                                                    0.39          (1.48)         (0.60)         (1.62)
Shares used to Compute EPS (000's):
  Basic                                                    88,580         57,546         57,462         57,257
  Diluted                                                  88,750         57,546         57,462         57,257
Cash Dividends:                                         $      --      $      --      $      --      $      --
Market Prices:
  High                                                  $    5.06      $    6.68      $    6.87      $    2.92
  Low                                                        3.80           2.78           2.11           1.25
  Close                                                      4.44           4.12           5.55           2.35

                     METRIS COMPANIES INC. AND SUBSIDIARIES
     SUMMARY OF CONSOLIDATED QUARTERLY FINANCIAL INFORMATION AND STOCK DATA
            (Dollars in thousands, except per-share data) (unaudited)

                                                                                 2002
                                                        ------------------------------------------------------
                                                         FOURTH          THIRD         SECOND          FIRST
                                                         QUARTER        QUARTER        QUARTER        QUARTER
                                                        ---------      ---------      ---------      ---------
SUMMARY OF OPERATIONS:
Interest income                                         $  39,350      $  31,416      $  68,792      $  89,844
Interest expense                                           21,144         23,252         26,955         32,165
                                                        ---------      ---------      ---------      ---------
Net Interest Income                                        18,206          8,164         41,837         57,679
Provision for loan Losses                                  40,987         26,340         90,601         61,876
Other Operating Income                                    147,480        262,967        167,556        257,418
Other Operating Expense(1)                                186,636        174,540        198,954        181,090
                                                        ---------      ---------       --------      ---------
Income (Loss) Before Income Taxes                         (61,937)        70,251        (80,162)        72,131
Income taxes                                              (21,145)        25,201        (30,040)        27,851
                                                        ---------      ---------       --------      ---------
Net Income (Loss)                                         (40,792)        45,050        (50,122)        44,280
Preferred Stock Dividends                                   9,822          9,605          9,394          9,188
                                                        ---------      ---------      ---------      ---------
Net Income (Loss) Applicable to Common Stockholders     $ (50,614)     $  35,445      $ (59,516)     $  35,092
                                                        =========      =========      =========      =========
PER COMMON SHARE:
Earnings (Loss) per Share:
  Basic                                                 $   (0.88)     $    0.50      $   (0.97)     $    0.46
  Diluted                                                   (0.88)          0.50          (0.97)          0.46
Shares used to Compute EPS (000's):
  Basic                                                    57,199         89,574         61,503         96,032
  Diluted                                                  57,199         89,579         61,503         96,973
Cash Dividends:                                         $   0.010      $   0.010      $   0.010      $   0.010
Market Prices:
  High                                                  $    4.70      $    8.40      $   22.75      $   27.49
  Low                                                        1.45           1.61           7.39          12.35
  Close                                                      2.47           2.31           8.31          20.00

STOCK DATA

         Our common stock, which is traded under the symbol "MXT," has been listed on the New York Stock Exchange since May 7, 1999. Prior to its listing on the New York Stock Exchange, our common stock traded under the symbol "MTRS" on the Nasdaq Stock Market since its initial public offering on October 25, 1996. As of March 8, 2004, there were approximately 800 holders of record and approximately 18,500 beneficial holders of our common stock.

         We are also bound by restrictions set forth in the indentures related to the Senior Notes dated November 7, 1997, and July 15, 1999. Pursuant to those indentures, we may not make dividend payments in the event of a default or if all such restricted payments would exceed 25% of our aggregate cumulative "Net income." Furthermore, our Amended and Restated Senior Secured Credit Agreement limits payments of quarterly dividends to $.01 per share.

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

/s/ David D. Wesselink                              /s/ John A. Witham
-----------------------------                       ----------------------------
David D. Wesselink                                  John A. Witham
Chairman and                                        Executive Vice President and
Chief Executive Officer                             Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Metris Companies Inc.:

         We have audited the accompanying consolidated balance sheets of Metris Companies Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metris Companies Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 20 to the consolidated financial statements, the Company changed its method of accounting for derivative financial instruments in 2001.

/s/ KPMG LLP
-----------------------------
KPMG LLP
Minneapolis, Minnesota
April 9, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9a. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)or 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO and CFO, have concluded that, as of December 31, 2003, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. During the quarter ended December 31, 2003, except as described below, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

         On November 17, 2003, our external auditors, KPMG LLP, issued a material weakness report noting a material weakness in our policies and procedures for estimating the fair value of our "Retained interests in loans securitized" and associated revenue recognition. During the past several months we have taken steps to revise our valuation model and related policies, procedures and assumptions to address the issues in the material weakness report. During the period, the Company also identified and changed its accounting policies to conform with accounting principles generally accepted in the United States of America associated with the accounting for securitization transaction costs, credit card solicitation costs, and debt waiver revenue associated with receivables sold to the Metris Master Trust.

         The Company, as of February 24, 2004 has re-evaluated the effectiveness of the design of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) or 15d-14(c) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO and CFO, have concluded that the design of our disclosure controls and procedures is effective in ensuring that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has not yet evaluated (tested) the operating effectiveness of such controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to directors is set forth under "Proposal One: Election of Directors," in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2003 and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of Regulation S-K, set forth in Part I of this Form

10-K under "Executive Officers of the Registrant." The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

         Metris has adopted a code of ethics applicable to its executive officers, including its principal executive officer, principal financial officer and principal accounting officer. The code of ethics is posted on our web site at www.metriscompanies.com.

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

The following table provides information as of December 31, 2003 with respect to our common stock issuable under equity compensation plans approved by security holders:

                                        Number of                                                 Number of securities
                                    securities to be                                             remaining available for
                                       issued upon                Weighted-average                future issuance under
                                       exercise of                exercise price of                equity compensation
                                       outstanding                   outstanding                    plans (excluding
                                    options, warrants             options, warrants              securities reflected in
        Plan Category                  and rights                    and rights                        column (a))
----------------------------        -----------------             -----------------              -----------------------
                                           (a)                           (b)                               (c)
                                  EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS
Metris Companies Inc.
Amended and Restated
Long-Term Incentive and
Stock Option Plan(1)                    5,238,243                      $15.34                            8,265,838

Metris Companies Inc.
Non-Employee Directors Stock
Option Plan                               589,000                      $17.22                               81,000

Management Stock Purchase
Plan(2)                                    18,415                      $11.09                              287,359

Annual Incentive Plan for
Designated Corporate
Officers(3)                                 7,851                      $10.13                                   --

Employee Stock Purchase                                                                                  1,535,359
Plan(2)                                        --                      $ 0.00
Non-qualified Employee Stock
Purchase Plan                                  --                      $ 0.00                              432,144
                                        ---------                                                       ----------
            TOTAL                       5,853,509                                                       10,601,700
                                        =========                                                       ==========

(1) The Long-Term incentive Plan permits the issuance of restricted stock awards and performance awards.

(2) Shares are issued based on the participations' elections to participate in the plan.

(3) The Annual Incentive Plan for Designated Corporate Officers terminated on December 31, 2003. There are no securities remaining available for future issuance under the plan.

We do not have any equity compensation plans that have not been approved by security holders as of December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth under "Corporate Governance" in the Proxy Statement and is incorporated herein by reference.

         With the exception of the information incorporated by reference in Items 10-13, the Proxy Statement is not to be deemed filed as part of this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item is set forth under "Information Regarding Independent Auditor" in the Proxy Statement and is incorporated herein by reference.

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

                  3.       Exhibits. See Exhibit Index on page 134 of this
                           Report.

         (b) Reports on Form 8-K: During the three months ended December 31, 2003, through the date of this Report, the Company filed the following Current Reports on Form 8-K:

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

                  On March 15, 2004, we filed a Current Report on Form 8-K to report under Items 7, 9 and 12, the filing of a press release announcing (a) financial results for our fourth quarter ended December 31, 2003, (b) the receipt of a commitment from MBIA Insurance Corporation to provide financial guaranty insurance policies to refinance a portion of the Company's maturing asset-backed securitization transactions in 2004 and 2005, and
                  (c) the late filing of our Annual Report on Form 10-K.

         (c)      Exhibits: See Exhibit Index on page 134 of this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of April, 2004.

                                           METRIS COMPANIES INC.

                                           (Registrant)

                                           By  /s/ David D. Wesselink
                                              ---------------------------------
                                           David D. Wesselink
                                           Chairman and
                                           Chief Executive Officer

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

/s/ David D. Wesselink
------------------------------
David D. Wesselink

Principal financial officer:           Executive Vice President,          April 9, 2004
                                       Chief Financial Officer

/s/ John A. Witham
------------------------------
John A. Witham

Principal accounting officer:          Senior Vice President,             April 9, 2004
                                       Controller

/s/ Mark P. Wagener
------------------------------
Mark P. Wagener

DIRECTORS:

/s/ Lee R. Anderson, Sr.                Director              April 9, 2004
---------------------------
Lee R. Anderson, Sr.

/s/ C. Hunter Boll                      Director              April 9, 2004
---------------------------
C. Hunter Boll

/s/ John A. Cleary                      Director              April 9, 2004
---------------------------
John A. Cleary

/s/ Thomas M. Hagerty                   Director              April 9, 2004
---------------------------
Thomas M. Hagerty

/s/ David V. Harkins                    Director              April 9, 2004
---------------------------
David V. Harkins

/s/ Walter M. Hoff                      Director              April 9, 2004
---------------------------
Walter M. Hoff

/s/ Thomas H. Lee                       Director              April 9, 2004
---------------------------
Thomas H. Lee

/s/ Edward B. Speno                     Director              April 9, 2004
---------------------------
Edward B. Speno

/s/ Frank D. Trestman                   Director              April 9, 2004
---------------------------
Frank D. Trestman

                                  EXHIBIT INDEX

Exhibit
Number   Description of Exhibit
------   ----------------------

Charter Documents:

         3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A (File No. 1-12351)).

                  (a) Certificate of Amendment to articles of incorporation dated June 4, 2003.

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

         4.2 Certificate of Designation of Series C Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 of MCI's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

                  (a) Amended Certificate of Designation of Series C Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to MCI's Registration Statement on Form S-3 (File No. 333-82007)).

         4.3 Certificate of Designation of Series D Junior Participating Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 of MCI's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

         4.4 Registration Rights Agreement, dated as of December 9, 1998, between MCI and the Investors named therein (incorporated by reference to Exhibit 10.3 to MCI's Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

         4.5 Form of common stock certificate of MCI (incorporated by reference to Exhibit 4.3 to MCI's Registration Statement on Form S-8 (File No. 333-91917)).

         4.6 Indenture, dated as of July 13, 1999, by and among MCI, Metris Direct, Inc. and The Bank of New York, including Form of 10 1/8% Senior Notes due 2006 and Form of Guarantee (incorporated by reference to Exhibit 4.1 to MCI's Registration Statement on Form S-4 (File No. 333-86695)).

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

         4.7 Exchange and Registration Rights Agreement, dated as of July 13, 1999, by and among MCI, Bear, Stearns & Co. Inc., Chase Securities Inc., Salomon Smith Barney Inc. and Barclays Capital Inc., relating to the new notes (incorporated by reference to Exhibit 4.2 to MCI's Registration Statement on Form S-4 (File No. 333-86695)).

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

         10.6 Capital Assurance and Liquidity Maintenance Agreement, dated as of March 18, 2003, between Direct Merchants Bank, and MCI (Incorporated by reference to Exhibit 99.3 to MCI's Current Report on Form 8-K dated March 19, 2003 (File No. 1-12351)).

         10.7 Liquidity Reserve Deposit Agreement, dated as of March 18, 2003, among Direct Merchants Bank, JPMorgan Chase Bank, and the Office of the Comptroller of the Currency (Incorporated by reference to Exhibit 99.4 to MCI's Current Report on Form 8-K dated March 19, 2003 (File No. 1-12351)).

         10.8 Amended and Restated Senior Secured Credit Agreement, dated as of June 18, 2003, among Metris Companies Inc., the Lenders from time to time parties thereto, Goldman Sachs Credit Partners L.P. as Administrative Agent, and Deutsche Bank Trust Companies America as Collateral Agent (Incorporated by reference to Exhibit 10 to MCI's Current Report on Form 8-K dated July 11, 2003 (File No. 1-12351)).

                  (a) First Amendment to the Amended and Restated Senior Secured Credit Agreement and to credit Agreement Reserve Securities Account Control Agreement, dated as of July 29, 2003 among Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Goldman Sachs Credit Partners L.P. as Administrative Agent, and Deutsche Bank Trust Companies America as Collateral Agent (Incorporated by reference to Exhibit 10.2 to MCI's Current Report on Form 10-Q dated August 14, 2003 (File No. 1-12351)).

                  (b) Agreement of Resignation, Appointment and Acceptance, dated as of September 15, 2003, by and among Metris Companies Inc., the lenders from time to time parties to the Senior Secured Credit Agreement, Deutsche Bank Trust Company Americas as Successor Administrative Agent and Goldman Sachs Credit Partners L.P. as Resigning Administrative Agent. (Incorporated by reference to Exhibit 10.1 to MCI's Current Report on Form 10-Q dated March 2, 2003 (File No. 1-12351)).

                  (c) Second Amendment to the Amended and Restated Senior Secured Credit Agreement dated as of September 30, 2003, among Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Deutsche Bank Trust Companies America as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.2 to MCI's Current Report on Form 10-Q dated March 2, 2003 (File No. 1-12351)).

                  (d) Third Amendment to the Amended and Restated Senior Secured Credit Agreement dated as of November 19, 2003, among Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Deutsche Bank Trust Companies

                  America as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.3 to MCI's Current Report on Form 10-Q dated March 2, 2003 (File No. 1-12351)).

                  (e) Fourth Amendment to the Amended and Restated Senior Secured Credit Agreement dated as of December 19, 2003, among Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Deutsche Bank Trust Companies America as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.4 to MCI's Current Report on Form 10-Q dated March 2, 2003 (File No. 1-12351)).

                  (f) Fifth Amendment to the Amended and Restated Senior Secured Credit Agreement dated as of January 26, 2004, among Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Deutsche Bank Trust Companies America as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.5 to MCI's Current Report on Form 10-Q dated March 2, 2003 (File No. 1-12351)).

         10.9 Asset Purchase Agreement Dated July 29, 2003 by and among Metris Companies Inc., Metris Direct, Inc., Metris Direct Services, Inc., Metris Travel Services Inc., Metris Club Services, Inc., Metris Warranty Services, Inc., and Metris Warranty Services of Florida, Inc., CPP Holdings Limited and CPP US Operations Group, LLC (Incorporated by reference to Exhibit 10.3 to MCI's Current Report on Form 8-K dated August 14, 2003 (File No. 1-12351)).

         10.10 Transition Services Agreement dated July 29, 2003 by and among CPP Holdings Limited and CPP US Operations Group, LLC and Metris Companies Inc. and MES Insurance Agency, LLC (Incorporated by reference to Exhibit 10.4 to MCI's Current Report on Form 8-K dated August 14, 2003 (File No. 1-12351)).

         10.11 Employee Leasing Agreement dated July 29, 2003, by and between CPP Holdings Limited and CPP US Operations Group, LLC and Metris Companies Inc. (Incorporated by reference to Exhibit 10.5 to MCI's Current Report on Form 8-K dated August 14, 2003 (File No. 1-12351)).

         10.12 Deposit Accounts Purchase and Assumption Agreement dated as of September 26, 2003, by and between Direct Merchants Credit Card Bank, National Association, a national banking association as Seller and First National Bank of Omaha, as Purchaser (Incorporated by reference to Exhibit 10.6 to MCI's Current Report on Form 10-Q dated March 2, 2003 (File No. 1-12351)).

                  (a) Amendment to Deposit Accounts Purchase and Assumption Agreement dated as of September 30, 2003, by and between Direct Merchants Credit Card Bank, National Association as Seller and first National Bank of Omaha as Purchaser (Incorporated by reference to Exhibit 10.7 to MCI's Current Report on Form 10-Q dated March 2, 2003 (File No. 1-12351)).

        10.13 Modified Operating Agreement effective as of December 11, 2003, by and between Direct Merchants Bank, Metris Companies Inc., and the Office of the Comptroller of the Currency. (Incorporated by reference to Exhibit 99-1 to MCI's Current Report on Form 8-K dated December 12, 2003 (File No. 1-12351)).

10.14*   MCI Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to MCI's Registration Statement on Form S-4/A (File No. 333-86695)).

         10.15*   MCI Management Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to MCI's Registration Statement on Form S-4/A (File No. 333-86695)).

10.17*   MCI Amended and Restated Long-Term Incentive and Stock Option Plan
(incorporated by reference to Exhibit 10.6 to MCI's Registration Statement on Form S-4/A (File No. 333-86695)).

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

Other Exhibits

11                Computation of Earnings Per Share.

12 (a)            Computation of Ratio of Earnings to Fixed Charges.

12 (b)            Computation of Ratio of Earnings to Fixed Charges and
                  Preferred Dividends.

21                Subsidiaries of MCI.

23                Independent Auditors' Consent.

31.1              Certification of Chief Executive Officer Pursuant to Section
                  302 of the Sarbanes Oxley Act of 2002.

31.2              Certification of Chief Financial Officer Pursuant to Section
                  302 of the Sarbanes Oxley Act of 2002.

32.1              Certification of Chief Executive Officer Pursuant to Section
                  1350 of Chapter 63 of Title 18 of the United States Code.

32.2              Certification of Chief Financial Officer Pursuant to Section
                  1350 of Chapter 63 of Title 18 of the United States Code.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K