Form 10-K/A
period 2003-12-31
METRIS COMPANIES INC
filed 2004-04-29
CIK 1021061

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED                              001-12351
              DECEMBER 31, 2003                            COMMISSION FILE NUMBER

                             ---------------------

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

                                 (952) 525-5020
                        (REGISTRANT'S TELEPHONE NUMBER)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
         Common Stock, $.01 Par Value                  New York Stock Exchange, Inc.

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

     As of March 31, 2004, 57,908,052 shares of the Registrant's Common Stock were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                                      PART I
Item 1.          Business....................................................     2
Item 2.          Properties..................................................    31
Item 3.          Legal Proceedings...........................................    31
Item 4.          Submission of Matters to a Vote of Security Holders.........    32

                                      PART II
Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................    32
Item 6.          Selected Financial Data.....................................    33
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................    35
Item 7a.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................    61
Item 8.          Financial Statements and Supplementary Data.................    62
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   104
Item 9a.         Controls and Procedures.....................................   104

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   104
Item 11.         Executive Compensation......................................   107
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................   115
Item 13.         Certain Relationships and Related Transactions..............   124
Item 14.         Principal Accountant Fees and Services......................   125

                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.........................................................   126
Signatures...................................................................   127
Exhibit Index................................................................   129

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A amends the Company's 2003 Annual Report on Form 10-K, as filed by the Company on April 12, 2004, and is being filed solely to provide information required by Part III, Item 10 through Item 14, in lieu of incorporating such information by reference from the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other information contained in the original Annual Report has been amended or updated by this Amendment No. 1.

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

     When we refer to "managed" loans or other "managed" data, we are using information that includes securitized loan balances, delinquencies and credit losses related to those loans, and related finance charge and fee income, even though those balances, delinquencies, losses, charges and income are not on our financial statements as a result of the way in which we treat securitizations under accounting principles generally accepted in the United States ("GAAP"). Although securitized loans have been removed from our balance sheet, we retain interests in them that affect our financial performance. Therefore, we use managed financial information, which is not GAAP compliant, to supplement our GAAP information in analyzing our business. For more information regarding managed financial information, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Selected Operating Data-Managed Basis" at pages 58-60.

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

                                                                                   PERCENTAGE OF
                                           NUMBER      PERCENTAGE       LOANS          LOANS
AGE SINCE ORIGINATION                    OF ACCOUNTS   OF ACCOUNTS   OUTSTANDING    OUTSTANDING
---------------------                    -----------   -----------   -----------   -------------
                                                         (DOLLARS IN THOUSANDS)
2003
0-6 months.............................     41,194         23.7%      $ 25,636          20.0%
7-12 months............................      5,795          3.4%         1,771           1.4%
13-18 months...........................     39,843         22.9%        18,286          14.2%
19-24 months...........................     10,267          5.9%         6,180           4.8%
25-36 months...........................     16,001          9.2%        12,760           9.9%
37+ months.............................     60,707         34.9%        63,982          49.7%
                                           -------        -----       --------         -----
  Total................................    173,807        100.0%      $128,615         100.0%
                                           =======        =====       ========         =====
2002
0-6 months.............................    258,100         31.1%      $239,761          28.3%
7-12 months............................    114,749         13.8%       145,096          17.1%
13-18 months...........................     45,250          5.4%        19,000           2.3%
19-24 months...........................     29,304          3.5%        23,489           2.8%
25-36 months...........................    135,971         16.4%       140,789          16.6%
37+ months.............................    247,163         29.8%       278,282          32.9%
                                           -------        -----       --------         -----
  Total................................    830,537        100.0%      $846,417         100.0%
                                           =======        =====       ========         =====

     The following tables set forth, as of December 31, 2003 and 2002, the number of credit card accounts and the amount of outstanding loans based on the age of the MANAGED accounts (includes owned accounts and accounts representing investors' interests in securitized loans). (Accounts in acquired portfolios are presented based on when the account was originated with the previous issuer.)

                                                                                 PERCENTAGE OF
                                         NUMBER      PERCENTAGE       LOANS          LOANS
AGE SINCE ORIGINATION                  OF ACCOUNTS   OF ACCOUNTS   OUTSTANDING    OUTSTANDING
---------------------                  -----------   -----------   -----------   -------------
                                                       (DOLLARS IN THOUSANDS)
2003
0-6 months...........................     235,335         8.3%     $   314,477         3.9%
7-12 months..........................     104,151         3.7%         166,422         2.0%
13-18 months.........................     196,759         6.9%         381,924         4.7%
19-24 months.........................     192,573         6.8%         462,675         5.7%
25-36 months.........................     434,974        15.3%       1,141,664        14.0%
37+ months...........................   1,673,414        59.0%       5,664,669        69.7%
                                        ---------       -----      -----------       -----
  Total..............................   2,837,206       100.0%     $ 8,131,831       100.0%
                                        =========       =====      ===========       =====
2002
0-6 months...........................     327,959         8.4%     $   363,949         3.2%
7-12 months..........................     323,314         8.2%         569,547         5.0%
13-18 months.........................     336,137         8.6%         797,340         7.0%
19-24 months.........................     310,517         7.9%         779,608         6.8%
25-36 months.........................     724,112        18.4%       1,850,716        16.2%
37+ months...........................   1,906,512        48.5%       7,059,026        61.8%
                                        ---------       -----      -----------       -----
  Total..............................   3,928,551       100.0%     $11,420,186       100.0%
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

                                                                                 PERCENTAGE OF
                                         NUMBER      PERCENTAGE       LOANS          LOANS
STATE                                  OF ACCOUNTS   OF ACCOUNTS   OUTSTANDING    OUTSTANDING
-----                                  -----------   -----------   -----------   -------------
                                                       (DOLLARS IN THOUSANDS)
2003
California...........................     406,436        14.3%     $ 1,037,537        12.8%
New York.............................     259,235         9.1%         704,018         8.7%
Texas................................     230,989         8.1%         670,729         8.2%
Florida..............................     215,004         7.6%         585,629         7.2%
Illinois.............................     116,644         4.1%         328,431         4.0%
New Jersey...........................     103,925         3.7%         263,471         3.2%
Ohio.................................     100,731         3.6%         315,606         3.9%
Pennsylvania.........................      96,250         3.4%         283,187         3.5%
Michigan.............................      73,717         2.6%         224,097         2.8%
Georgia..............................      70,902         2.5%         225,409         2.8%
Virginia.............................      70,272         2.5%         211,446         2.6%
All others(1)........................   1,093,101        38.5%       3,282,271        40.3%
                                        ---------       -----      -----------       -----
  Total..............................   2,837,206       100.0%     $ 8,131,831       100.0%
                                        =========       =====      ===========       =====

2002
California...........................     558,353        14.2%     $ 1,420,177        12.4%
New York.............................     354,041         9.0%         957,252         8.4%
Texas................................     335,975         8.5%         937,857         8.2%
Florida..............................     297,946         7.6%         821,109         7.2%
Illinois.............................     168,325         4.3%         458,095         4.0%
Ohio.................................     149,153         3.8%         444,954         3.9%
Pennsylvania.........................     138,433         3.5%         395,338         3.5%
New Jersey...........................     137,238         3.5%         353,093         3.1%
Michigan.............................     112,358         2.9%         328,084         2.9%
Georgia..............................     100,817         2.6%         308,870         2.7%
Virginia.............................      99,682         2.5%         296,237         2.6%
All others(1)........................   1,476,230        37.6%       4,699,120        41.1%
                                        ---------       -----      -----------       -----
  Total..............................   3,928,551       100.0%     $11,420,186       100.0%
                                        =========       =====      ===========       =====

---------------

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

                                                         PERCENTAGE
                               NUMBER OF      LOANS       OF LOANS                   PERCENTAGE
CREDIT LIMIT RANGE             ACCOUNTS    OUTSTANDING   OUTSTANDING   OPEN TO BUY    UTILIZED
------------------             ---------   -----------   -----------   -----------   ----------
                                                    (DOLLARS IN THOUSANDS)
2003
$1,000 or less...............    43,411     $ 11,145          8.7%     $   11,607       49.0%
$1,001-$2,000................    23,329       14,881         11.6%         21,980       40.4%
$2,001-$3,500................    35,187       30,219         23.5%         70,157       30.1%
$3,501-$5,000................    32,824       30,890         24.0%        117,522       20.8%
$5,001-$10,000...............    33,658       34,401         26.7%        216,446       13.7%
Over $10,000.................     5,398        7,079          5.5%         63,736       10.0%
                                -------     --------        -----      ----------
  Total......................   173,807     $128,615        100.0%     $  501,448       20.4%
                                =======     ========        =====      ==========

2002
$1,000 or less...............   139,884     $ 47,140          5.6%     $   34,572       57.7%
$1,001-$2,000................   113,501       78,056          9.2%        104,949       42.7%
$2,001-$3,500................   157,637      144,377         17.1%        312,052       31.6%
$3,501-$5,000................   145,540      165,726         19.6%        493,234       25.1%
$5,001-$10,000...............   223,726      333,843         39.4%      1,385,217       19.4%
Over $10,000.................    50,249       77,275          9.1%        582,431       11.7%
                                -------     --------        -----      ----------
  Total......................   830,537     $846,417        100.0%     $2,912,455       22.5%
                                =======     ========        =====      ==========

                                                         PERCENTAGE
                               NUMBER OF      LOANS       OF LOANS                   PERCENTAGE
ACCOUNT BALANCE RANGE          ACCOUNTS    OUTSTANDING   OUTSTANDING   OPEN TO BUY    UTILIZED
---------------------          ---------   -----------   -----------   -----------   ----------
                                                    (DOLLARS IN THOUSANDS)
2003
Credit balance...............     3,958     $   (261)        (0.2)%    $   13,323       (2.0)%
No balance...................    78,170           --           --         341,258
$1,000 or less...............    52,745       19,477         15.1%         99,856       16.3%
$1,001-$2,000................    16,275       23,793         18.5%         24,148       49.6%
$2,001-$3,500................    12,872       34,427         26.8%         14,424       70.5%
$3,501-$5,000................     5,927       24,898         19.4%          5,365       82.3%
$5,001-$10,000...............     3,585       22,993         17.9%          2,772       89.2%
Over $10,000.................       275        3,288          2.5%            302       91.6%
                                -------     --------        -----      ----------
  Total......................   173,807     $128,615        100.0%     $  501,448       20.4%
                                =======     ========        =====      ==========

                                                         PERCENTAGE
                               NUMBER OF      LOANS       OF LOANS                   PERCENTAGE
ACCOUNT BALANCE RANGE          ACCOUNTS    OUTSTANDING   OUTSTANDING   OPEN TO BUY    UTILIZED
---------------------          ---------   -----------   -----------   -----------   ----------
                                                    (DOLLARS IN THOUSANDS)
2002
Credit balance...............    12,188     $ (1,532)        (0.2)%    $   36,696       (4.4)%
No balance...................   361,513           --           --       1,869,805         --
$1,000 or less...............   217,083       92,536         10.9%        583,589       13.7%
$1,001-$2,000................    92,070      133,958         15.8%        179,495       42.7%
$2,001-$3,500................    73,462      196,383         23.2%        129,697       60.2%
$3,501-$5,000................    37,669      158,952         18.8%         60,824       72.3%
$5,001-$10,000...............    33,734      232,683         27.5%         48,743       82.7%
Over $10,000.................     2,818       33,437          4.0%          3,606       90.3%
                                -------     --------        -----      ----------
  Total......................   830,537     $846,417        100.0%     $2,912,455       22.5%
                                =======     ========        =====      ==========

     The following tables set forth information with respect to credit limit and account balance ranges of our MANAGED loan portfolio (includes investors' interests in loans securitized) as of December 31, 2003 and 2002.

                                                      PERCENTAGE
                            NUMBER OF      LOANS       OF LOANS                   PERCENTAGE
CREDIT LIMIT RANGE          ACCOUNTS    OUTSTANDING   OUTSTANDING   OPEN TO BUY    UTILIZED
------------------          ---------   -----------   -----------   -----------   ----------
                                                 (DOLLARS IN THOUSANDS)
2003
$1,000 or less............    266,970   $   106,692        1.3%     $    52,579      67.0%
$1,001-$2,000.............    275,182       292,810        3.6%         139,425      67.8%
$2,001-$3,500.............    436,683       767,557        9.5%         494,834      60.8%
$3,501-$5,000.............    486,939     1,098,121       13.5%       1,053,179      51.1%
$5,001-$10,000............    989,272     3,604,763       44.3%       3,787,552      48.8%
Over $10,000..............    382,160     2,261,888       27.8%       2,459,181      47.9%
                            ---------   -----------      -----      -----------
  Total...................  2,837,206   $ 8,131,831      100.0%     $ 7,986,750      50.5%
                            =========   ===========      =====      ===========

2002
$1,000 or less............    332,583   $   135,528        1.2%     $    63,716      68.0%
$1,001-$2,000.............    396,278       412,759        3.6%         238,865      63.3%
$2,001-$3,500.............    597,545     1,015,252        8.9%         744,739      57.7%
$3,501-$5,000.............    635,676     1,412,084       12.4%       1,457,913      49.2%
$5,001-$10,000............  1,385,836     4,915,617       43.0%       5,671,671      46.4%
Over $10,000..............    580,633     3,528,946       30.9%       3,832,989      47.9%
                            ---------   -----------      -----      -----------
  Total...................  3,928,551   $11,420,186      100.0%     $12,009,893      48.7%
                            =========   ===========      =====      ===========

                                                      PERCENTAGE
                            NUMBER OF      LOANS       OF LOANS                   PERCENTAGE
ACCOUNT BALANCE RANGE       ACCOUNTS    OUTSTANDING   OUTSTANDING   OPEN TO BUY    UTILIZED
---------------------       ---------   -----------   -----------   -----------   ----------
                                                 (DOLLARS IN THOUSANDS)
2003
Credit balance............     43,712   $    (3,605)        --      $   196,440      (1.9)%
No balance................    481,296            --         --        2,678,839        --
$1,000 or less............    619,267       263,923        3.2%       2,325,692      10.2%
$1,001-$2,000.............    359,726       537,368        6.6%         856,014      38.6%
$2,001-$3,500.............    413,461     1,134,320       14.0%         794,397      58.8%
$3,501-$5,000.............    309,349     1,317,428       16.2%         484,164      73.1%
$5,001-$10,000............    489,840     3,457,371       42.5%         589,546      85.4%
Over $10,000..............    120,555     1,425,026       17.5%          61,658      95.9%
                            ---------   -----------      -----      -----------
  Total...................  2,837,206   $ 8,131,831      100.0%     $ 7,986,750      50.5%
                            =========   ===========      =====      ===========

2002
Credit balance............     55,177   $    (5,608)      (0.1)%    $   239,405      (2.4)%
No balance................    799,403            --         --        4,537,646        --
$1,000 or less............    810,656       346,158        3.1%       3,122,676      10.0%
$1,001-$2,000.............    489,361       743,566        6.5%       1,185,350      38.5%
$2,001-$3,500.............    557,843     1,567,766       13.7%       1,142,500      57.8%
$3,501-$5,000.............    406,831     1,796,085       15.7%         739,220      70.8%
$5,001-$10,000............    647,042     4,840,182       42.4%         941,960      83.7%
Over $10,000..............    162,238     2,132,037       18.7%         101,136      95.5%
                            ---------   -----------      -----      -----------
  Total...................  3,928,551   $11,420,186      100.0%     $12,009,893      48.7%
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

     Additional information regarding asset securitization is set forth under "Liquidity, Funding, and Capital Resources" on pages 50-56 of this Report.

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

     In general, federal law prohibits a national bank, such as Direct Merchants Bank, from making dividend distributions on common stock if the dividend would exceed currently available undistributed profits. In addition, Direct Merchants Bank must obtain OCC approval prior to declaring and paying a dividend, if such distribution would exceed current year net income combined with retained earnings from the prior two years. Direct Merchants Bank cannot make a dividend if the distribution would cause it to fail to meet applicable capital adequacy standards. Finally, although not a regulatory restriction, the terms of certain of our debt agreements prohibit the payment of dividends in certain circumstances. See Note 17 to the Consolidated Financial Statements on pages 85-86.

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

     The OCC has adopted regulations that define the five capital categories (well-capitalized, adequately-capitalized, undercapitalized, significantly-undercapitalized and critically-undercapitalized) identified by FDICIA, using total risk-based capital, Tier 1 risk-based capital and leveraged capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well-capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, a leverage ratio of at least 5%, and not be subject to a capital directive order. Under these guidelines, Direct Merchants Bank is considered well-capitalized. The Modified Operating Agreement, which is discussed on page 18, prescribes minimum capital levels as well.

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

REGULATORY INVESTIGATIONS

     On August 5, 2003, we received notification from the SEC that we are the subject of a formal, nonpublic investigation. We believe that this investigation initially related primarily to our treatment of the "Allowance for loan losses" in 2001 and subsequent years, our 2001 credit line increase program, and other related matters. On December 9, 2003, we received notification that the scope of the investigation was expanded to include matters related to our valuation of "Retained interests in loans securitized". The Company subsequently has received additional SEC subpoenas and requests for information on related and other financial accounting issues, as well as the above matters. The SEC has advised us that this is a fact-finding inquiry and that it has not reached any conclusions related to this matter. We are responding fully to the SEC in its investigation. The SEC has informed us that it is reviewing the information and documents that we have submitted. We anticipate that we will provide additional information and documents to the SEC in the future. The SEC also may depose certain of our executive officers and directors in connection with its investigation. At this time, we cannot predict how long the SEC investigation will last or what the results of the investigation will be. If the SEC determines that we or our officers and directors have violated federal securities laws or the SEC's rules and regulations, we could be subject to SEC enforcement action, including potential fines and penalties, which could materially adversely affect our results of operations or financial condition. We cannot assure you the resolution of the SEC investigation will not necessitate further amendments or restatements to our previously filed reports. We do not believe, however, that we or our officers or directors have violated any such laws, rules or regulations.

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

NAME                                        AGE                    POSITION
----                                        ---                    --------
David D. Wesselink........................  61    Chairman and Chief Executive Officer
Richard G. Evans..........................  55    Executive Vice President, General Counsel
                                                  and Secretary
Matthew S. Melius.........................  38    Executive Vice President, Credit Risk
                                                  Management; President of Direct Merchants
                                                  Bank
Dan N. Piteleski..........................  53    Executive Vice President, Chief Information
                                                  Officer
John A. Witham............................  52    Executive Vice President, Chief Financial
                                                  Officer
Scott R. Fjellman.........................  38    Senior Vice President, Treasurer
Mark P. Wagener...........................  43    Senior Vice President, Controller

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

RISK FACTORS

     The factors discussed below, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements that we make in this Annual Report on From 10-K. See "Forward Looking Statements" under Item 7 on pages 60-61. Although we have attempted to list comprehensively these important factors, we caution you that other factors may in the future prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for us to predict all of these factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

  WE REQUIRE A HIGH DEGREE OF LIQUIDITY TO OPERATE OUR BUSINESS, AND AN INABILITY TO ACCESS FUNDING AT THE TIMES AND IN THE AMOUNTS THAT WE NEED COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE OR OUR FINANCIAL RESULTS.

     Key elements of our strategy depend on us having adequate available cash, and we therefore require a high degree of liquidity to operate our business. See "Management's Discussion and Analysis of Operations -- Liquidity and Capital Resources" for a more detailed discussion of liquidity. Activities for which we need cash include:

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

     Direct Merchants Bank's activities are regulated by the OCC. The OCC has imposed on Direct Merchants Bank the restrictions discussed under "Management's Discussion and Analysis of Operating Results -- Liquidity, Funding and Capital Resources" and could increase the existing restrictions or impose new ones. New or more restrictive requirements could include, among others, restrictions relating to:

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

     On December 11, 2003, MCI and Direct Merchants Bank entered into a Modified Operating Agreement with the OCC described above on pages 17-18 under "Regulation -- The Company and Direct Merchants Bank." Among other things, the Modified Operating Agreement:

     - requires Direct Merchants Bank to maintain minimum capital at the dollar level reported on its September 30, 2003 Call Report ($213 million), unless otherwise approved by the OCC;

     - requires Direct Merchants Bank to maintain, at a minimum, liquid assets of not less than $35 million or 100% of the average highest daily funding requirement for managed receivables;

     - requires Direct Merchants Bank to continue to comply with the Liquidity Reserve Deposit Agreement described above on pages 17-18 under "Regulation -- The Company and Direct Merchants Bank;" and

     - requires Director Merchants Bank and MCI to comply with the terms of the Capital Assurance and Liquidity Maintenance Agreement ("CALMA") described above on pages 17-18 under "Regulation -- The Company and Direct Merchants Bank."

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

     Various federal and state laws and regulations significantly limit the activities in which we and Direct Merchants Bank are permitted to engage. See "Business -- Regulation." Among other things, these laws and regulations:

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

  LITIGATION INVOLVING US COULD NEGATIVELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

     A putative class action lawsuit was filed against us in 2002 alleging that we violated federal securities laws by failing to timely disclose an OCC report of examination. In January 2004, a complaint was filed against us by our former Chairman and Chief Executive Officer alleging breach of contract, intentional interference with contract, breach of covenant of good faith, defamation and violation of Minnesota's whistleblower act. We face the risk of other litigation, including class action lawsuits, challenging our product terms, rates, disclosures, collections or other practices, under state and federal consumer protection statutes and other laws, as well as actions relating to federal securities laws. In particular, state attorneys general and other government prosecutors have shown an increased interest in the enforcement of consumer protection laws, including laws relating to subprime lending and predatory lending practices, and privacy. See "Legal Proceedings" at pages 31-32. All litigation involves costs, both in terms of money and in terms of diversion of management's time and attention. In addition, litigation may result in orders that require us to change specific business practices or adopt business practices different from our competitors', settlement costs, damages, and in some cases penalties. Any or all of these could negatively affect our business, results of operations and financial condition.

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

     For a discussion of current regulatory investigations to which we are subject, see "Regulatory Investigations" under Item 1 on page 21.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by Item 201 of Regulation S-K is set forth in the "Summary of Consolidated Quarterly Financial Information and Stock Data" on pages 99-100 of this Report.

ITEM 6.  TABLE 1: SELECTED FINANCIAL DATA

                                                                                                   FOUR-YEAR
                                                                                                   COMPOUND
                                                                                                    GROWTH
                                     2003         2002         2001         2000         1999        RATE
                                  ----------   ----------   ----------   ----------   ----------   ---------
                                            (IN THOUSANDS, EXCEPT EPS, DIVIDENDS AND STOCK PRICES)
INCOME STATEMENT DATA:
Net interest income.............  $   16,109   $  125,886   $  202,861   $  (12,608)  $   27,428     (12.5)
Provision for loan losses.......     126,648      219,804      461,106      164,800      122,322       0.9
Other operating income..........     505,020      835,421    1,273,444    1,080,270      794,857     (10.7)
Other operating expense.........     611,746      741,220      727,284      599,139      437,984       8.7
                                  ----------   ----------   ----------   ----------   ----------     -----
Tax rate(1).....................        32.0%       659.7%        39.5%        38.6%        48.1%       --
Net (loss) income...............  $ (147,739)  $   (1,584)  $  160,029   $  185,902   $  109,555       N/A
                                  ----------   ----------   ----------   ----------   ----------     -----
PER COMMON SHARE STATISTICS:
(Loss) earnings per
  share -- diluted..............  $    (3.27)  $    (0.66)  $     1.61   $     2.01   $     1.44       N/A
Stock price                             4.44         2.47        25.71        26.31        23.79     (34.3)
Dividends paid..................          --        0.040        0.040        0.033        0.017
Book value per common share
  equivalent(2).................        8.85        11.53        12.00         9.68         7.38       4.7
Shares outstanding (year-end)...      57,807       57,168       63,419       62,243       57,919
Shares used to compute earnings
  (loss) per share (diluted)....      57,471       59,782       99,366       92,582       76,324
                                  ----------   ----------   ----------   ----------   ----------
SELECTED OPERATING DATA:
Year-end credit card loans......  $  128,615   $  846,417   $2,756,763   $1,184,269   $  150,200
Year-end assets.................   1,392,396    2,590,392    4,165,975    3,738,307    2,041,862      (9.1)
Average credit card loans.......     518,705    1,305,127    1,709,989      614,991       78,036
Average interest-earning
  assets........................   1,023,577    1,889,768    2,060,191      838,468    1,485,094      (8.9)
Average assets..................   2,211,348    3,334,850    3,903,846    2,826,653      193,926      84.0
Average total equity............   1,038,190    1,116,578    1,011,573      759,653      564,288      16.5
Year-end deposits...............       6,262      892,754    2,058,008    2,106,199      775,381     (70.0)
Year-end debt...................     350,448      357,649      647,904      356,066      345,012       0.4
Year-end preferred stock........     470,728      430,642      393,970      360,421      329,729       9.3
Return on average assets........         N/A          N/A          4.1%         6.6%        56.5%
Return on average total
  equity........................         N/A          N/A         15.8%        24.5%        19.4%
Net interest margin.............         1.6%         6.7%         9.8%        (1.5)%        1.9%
Allowance for loan losses.......  $   45,492   $   90,315   $  460,159   $  123,123   $   12,175
Allowance for loan losses as a
  percent of 30-day plus
  delinquent receivables........       224.0%     1,146.7%       165.7%       138.1%       351.1%
Delinquency ratio(3)............        15.8%         0.9%        10.1%         7.5%         2.3%
Allowance for loan losses as a
  percent of credit card
  loans.........................        35.4%        10.7%        16.7%        10.4%         8.1%
Net charge-off ratio(4).........        26.4%        24.9%        12.3%         9.7%        52.7%

---------------

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

CRITICAL ACCOUNTING ESTIMATES

     The Company's significant accounting policies are identified on pages 66-73 of this Report, the most critical of which are our determination of the "Allowance for loan losses" and the valuation of our "Retained interests in loans securitized."

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

 TABLE 2:  ANALYSIS OF AVERAGE DAILY BALANCES, INTEREST AND AVERAGE YIELDS AND
                                     RATES

                                                            YEAR ENDED DECEMBER 31,
                        ------------------------------------------------------------------------------------------------
                                     2003                             2002                             2001
                        ------------------------------   ------------------------------   ------------------------------
                         AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                         BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                        ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                             (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning
  assets:
Federal funds sold....  $   74,589   $   838      1.1%   $   23,750   $    403     1.7%   $   63,981   $  3,115     4.9%
Short-term
  investments.........     352,847     4,556      1.3%      560,891     10,121     1.8%      286,221     12,373     4.3%
Liquidity reserve
  deposit.............      77,436       761      1.0%           --         --      --
Credit card loans.....     518,705    84,375     16.3%    1,305,127    218,878    16.8%    1,709,989    353,650    20.7%
                        ----------   -------             ----------   --------            ----------   --------
Total interest-earning
  assets..............  $1,023,577   $90,530      8.8%   $1,889,768   $229,402    12.1%   $2,060,191   $369,138    17.9%
Other assets..........   1,282,137        --       --     1,696,174         --      --     2,089,242         --      --
Allowance for loan
  losses..............     (94,366)       --       --      (251,092)        --      --      (245,587)        --      --
                        ----------                       ----------                       ----------
Total assets..........  $2,211,348        --       --    $3,334,850         --      --    $3,903,846         --      --
                        ==========                       ==========                       ==========

LIABILITIES AND EQUITY:
Interest-bearing
  liabilities:
Deposits..............  $  542,953   $28,421      5.2%   $1,406,022   $ 68,740     4.9%   $2,110,967   $127,916     6.1%
Debt..................     366,368    46,000     12.6%      380,728     34,776     9.1%      379,159     38,361    10.1%
                        ----------   -------             ----------   --------            ----------   --------
  Total
    interest-bearing
    liabilities.......  $  909,321   $74,421      8.2%   $1,786,750   $103,516     5.8%   $2,490,126   $166,277     6.7%
Other liabilities.....     263,837        --       --       431,522         --      --       402,147         --      --
                        ----------                       ----------                       ----------
Total liabilities.....   1,173,158        --       --     2,218,272         --      --     2,892,273         --      --
Stockholders'
  equity..............   1,038,190        --       --     1,116,578         --      --     1,011,573         --      --
                        ----------                       ----------                       ----------

                                                            YEAR ENDED DECEMBER 31,
                        ------------------------------------------------------------------------------------------------
                                     2003                             2002                             2001
                        ------------------------------   ------------------------------   ------------------------------
                         AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                         BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                        ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                             (DOLLARS IN THOUSANDS)
Total liabilities and
  equity..............  $2,211,348        --       --    $3,334,850         --      --    $3,903,846         --      --
                        ==========                       ==========                       ==========
Net interest income
  and interest
  margin(1)...........          --   $16,109      1.6%           --   $125,886     6.7%           --   $202,861     9.8%
Net interest rate
  spread(2)...........          --        --      0.6%           --         --     6.3%           --         --    11.2%

---------------

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

                    TABLE 3:  CHANGES IN NET INTEREST INCOME

                                  YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,
                                       2003 VS. 2002                      2002 VS. 2001
                              --------------------------------   --------------------------------
                                              CHANGE DUE TO                      CHANGE DUE TO
                               INCREASE    -------------------    INCREASE    -------------------
                              (DECREASE)    VOLUME      RATE     (DECREASE)    VOLUME      RATE
                              ----------   ---------   -------   ----------   --------   --------
                                                    (DOLLARS IN THOUSANDS)
INTEREST INCOME:
Federal funds sold..........  $     435    $     859   $  (424)  $  (2,712)   $ (1,959)  $   (753)
Short-term investments......     (4,804)      (2,334)   (2,470)     (2,252)     11,874    (14,126)
Credit card loans...........   (134,503)    (142,269)    7,766    (134,772)    (83,731)   (51,041)
                              ---------    ---------   -------   ---------    --------   --------
Total interest income.......   (138,872)    (143,744)    4,872    (139,736)    (73,816)   (65,920)
Interest bearing deposits...    (40,319)     (42,195)    1,876     (59,176)    (42,717)   (16,459)
Other interest expense......     11,224       (1,314)   12,538      (3,585)        159     (3,744)
                              ---------    ---------   -------   ---------    --------   --------
Total interest expense......    (29,095)     (43,509)   14,414     (62,761)    (42,558)   (20,203)
                              ---------    ---------   -------   ---------    --------   --------
  Net interest income.......  $(109,777)   $(100,235)  $(9,542)  $ (76,975)   $(31,258)  $(45,717)
                              =========    =========   =======   =========    ========   ========

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

                           TABLE 4:  LOAN DELINQUENCY

                                      DECEMBER 31,   % OF    DECEMBER 31,   % OF    DECEMBER 31,   % OF
                                          2003       TOTAL       2002       TOTAL       2001       TOTAL
                                      ------------   -----   ------------   -----   ------------   -----
                                                            (DOLLARS IN THOUSANDS)
Loans outstanding...................    $128,615      100%     $846,417      100%    $2,756,763     100%
Loans contractually delinquent:
  30 to 59 days.....................       5,015      3.9%        1,673      0.2%        87,603     3.2%
  60 to 89 days.....................       4,888      3.8%        2,121      0.2%        66,647     2.4%
  90 or more days...................      10,406      8.1%        4,082      0.5%       123,528     4.5%
                                        --------     ----      --------      ---     ----------    ----
     Total..........................    $ 20,309     15.8%     $  7,876      0.9%    $  277,778    10.1%
                                        ========     ====      ========      ===     ==========    ====

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

                           TABLE 5:  NET CHARGE-OFFS

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                      2003        2002         2001
                                                    --------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Average credit card loans.........................  $518,705   $1,305,127   $1,709,989
Net charge-offs...................................   137,015      325,351      209,779
Net charge-off ratio..............................      26.4%        24.9%        12.3%
                                                    ========   ==========   ==========

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

     In order to mitigate credit losses, we have focused our collection efforts to aggressively address any potential delinquency dollar and severity increases. We also utilize debt forbearance programs and credit counseling services for qualifying cardholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees, and other incentives to induce the customer to continue making payments. The amount of customer receivables in debt forbearance programs was $6.2 million, or 4.8% of total credit card loans, as of December 2003, compared to $34.7 million or 4.1% of total credit card loans, as of December 31, 2002. All delinquent receivables in debt forbearance programs are included in Table 4.

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

     The following summarizes our "Retained interests in loans securitized" as of December 31, 2003 and December 31, 2002.

               TABLE 6:  RETAINED INTERESTS IN LOANS SECURITIZED

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Contractual retained interests..............................    $542,014       $685,197
Excess transferor's interests...............................      48,775         57,447
Interest-only strip receivable..............................      16,039         13,882
Spread accounts receivable..................................     230,073         51,500
                                                                --------       --------
Retained interests in loans securitized.....................     836,901        808,026
                                                                ========       ========

     "Retained interests in loans securitized" increased by $28.9 million between December 31, 2002 and December 31, 2003, to $836.9 million. The increase is primarily due to a $178.6 million increase in spread accounts receivable partially offset by a $143.2 million decrease in contractual retained interests.

     The contractual retained interests decreased $143.2 million from December 31, 2002 to December 31, 2003, primarily due to the sale of receivables to a third-party in the third and fourth quarters of 2003, and attrition in the securitized loan portfolio. The decrease in contractual retained interests was partially offset by higher enhancement levels required by recent securitization agreements. Spread accounts receivable increased over December 31, 2002 as all excess spread earned on receivables held in the Metris Master Trust was being restricted from release to the Company due to the performance of the receivables. For more information on restricted cash see the "Liquidity, Funding, and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 50-56.

     At least quarterly, the Company adjusts the valuation of the "Retained interests in loans securitized" to reflect changes in the amount and expected timing of future cash flows. The significant factors that affect the timing and amount of cash flows relate to collateral assumptions, which include payment rate, default rate, gross yield and discount rate. These values can, and will, vary as a result of changes in the amount and timing of the cash flows and the underlying economic assumptions. The components of retained interests are recorded at their fair value. (See "Critical Accounting Estimates" on pages 36-37 for more information on the valuation of the "Retained interests in loans securitized").

     The significant assumptions used for estimating the fair value of the "Retained interests in loans securitized" are as follows:

                                                                   AT
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Monthly payment rate........................................   6.7%    6.7%
Gross yield(1)..............................................  25.4%   26.0%
Annual interest expense and servicing fees..................   4.2%    4.0%
Annual gross principal default rate.........................  20.7%   21.7%
Discount rate:
  Contractual retained interests............................  16.0%   16.0%
  Excess transferor's interests.............................  16.0%   16.0%
  Interest-only strip receivable............................  30.0%   30.0%
  Spread accounts receivable(2).............................  15.3%   16.0%

---------------

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

     At December 31, 2003, the sensitivity of the current fair value of the "Retained interests in loans securitized" to immediate 10% and 20% adverse changes are as follows (in millions):

                                                         ADVERSE IMPACT ON FAIR VALUE
                                                    ---------------------------------------
                                                    10% ADVERSE CHANGE   20% ADVERSE CHANGE
                                                    ------------------   ------------------
Annual discount rate..............................        $ 22.6               $ 44.3
Monthly payment rate..............................         139.7                331.4
Gross yield.......................................         132.8                285.4
Annual interest expense and servicing fees........          21.3                 48.1
Annual gross principal default rate...............          99.3                209.4

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

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2003        2002        2001
                                                     ---------   ---------   --------
                                                              (IN THOUSANDS)
Loss on new securitization of receivables to the
  Metris Master Trust..............................  $ (55,214)  $ (70,578)  $(60,574)
(Loss) gain on replenishment of receivables to the
  Metris Master Trust..............................   (161,743)     28,706    (34,672)
Discount accretion.................................    308,912     305,327    221,670
Change in fair value...............................    (71,669)   (342,080)    28,069
Interest-only revenue..............................    221,331     452,268    510,806
Transaction and other costs........................    (68,250)    (50,126)   (14,899)
                                                     ---------   ---------   --------
Securitization income..............................  $ 173,367   $ 323,517   $650,400
                                                     =========   =========   ========

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

     Revenues and expenses generated from the Metris Master Trust are found in the "Securitization income" and "Servicing income on securitized/sold receivables" lines in the consolidated statements of income. Our interests retained in credit card receivables sold to the Metris Master Trust are recorded at fair value in "Retained interests in loans securitized" on the consolidated balance sheets. The cash flows generated from the Metris Master Trust are presented in Note 6 to the consolidated financial statements on page 76 of this Report.

     Maintaining adequate liquidity in the Metris Master Trust is, and will continue to be, at the forefront of our business objectives. Additional information regarding asset securitization is set forth under "Liquidity, Funding, and Capital Resources" below. Additional information regarding the accounting for our "Retained interests in loans securitized" can be found in "Note 2 -- Significant Accounting Policies" on pages 66-73 of this Report.

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

               TABLE 9:  LIQUIDITY, FUNDING AND CAPITAL RESOURCES

                                   DECEMBER 31, 2003                   DECEMBER 31, 2002
                           ---------------------------------   ----------------------------------
                            DMCCB      OTHER    CONSOLIDATED    DMCCB      OTHER     CONSOLIDATED
                           --------   -------   ------------   --------   --------   ------------
                                                       (IN THOUSANDS)
Cash and due from
  banks..................  $ 29,399   $ 2,677     $ 32,076     $ 58,399   $  4,414     $ 62,813
Federal funds sold.......    25,300        --       25,300       88,000         --       88,000
Short-term investments...    71,829    49,280      121,109      322,039    107,380      429,419
                           --------   -------     --------     --------   --------     --------
Total cash and cash
  equivalents............  $126,528   $51,957     $178,485     $468,438   $111,794     $580,232
                           ========   =======     ========     ========   ========     ========

                                           DECEMBER 31, 2003        DECEMBER 31, 2002
                                         ----------------------   ----------------------
                                                        UNUSED                   UNUSED
ON-BALANCE SHEET FUNDING                 OUTSTANDING   CAPACITY   OUTSTANDING   CAPACITY
------------------------                 -----------   --------   -----------   --------
                                                         (IN THOUSANDS)
Revolving credit line -- July 2003.....  $      N/A    $    N/A   $        --   $162,696
Term loan -- expired in June 2003......         N/A         N/A       100,000        N/A
10% senior notes -- November 2004......     100,000         N/A       100,000        N/A
10.125% senior notes -- July 2006......     147,724         N/A       146,824        N/A
Term loan -- June 2004.................     101,679         N/A            --        N/A
Other..................................       1,045         N/A        10,825        N/A
Deposits...............................       6,262         N/A       892,754        N/A
                                         ----------               -----------
     Subtotal..........................     356,710         N/A     1,250,403    162,696
OFF-BALANCE SHEET FUNDING
Metris Master Trust:
  Term asset back
     securitizations -- various
     maturities through January 2009...   6,400,000          --     7,610,000         --
  Conduits -- matured March 2004.......     196,000     654,000     1,177,957    422,043
  Amortizing term series -- matured
     February 2004.....................      99,200          --            --         --
  Metris facility -- expired in March
     2003..............................          --          --        48,900     26,100
                                         ----------    --------   -----------   --------
     Subtotal..........................   6,695,200     654,000     8,836,857    448,143
                                         ----------    --------   -----------   --------
     Total.............................  $7,051,910    $654,000   $10,087,260   $610,839
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

                                                              (IN THOUSANDS)
2004........................................................    $1,945,200
2005........................................................     2,300,000
2006........................................................     1,250,000
2007........................................................       600,000
2008........................................................            --
Thereafter..................................................       600,000
                                                                ----------
Total.......................................................    $6,695,200
                                                                ==========

     The effective weighted-average interest rate on the Company's outstanding funding as of December 31, 2003 and 2002 was as follows:

                                                      DECEMBER 31, 2003   DECEMBER 31, 2002
                                                      -----------------   -----------------
Term loan -- 2003...................................          --                 4.7%
Senior Secured Credit Agreement -- 2004.............        27.6%                 --
Senior notes -- 2004................................        10.0%               10.0%
Senior notes -- 2006................................        11.4%               11.4%
Other...............................................        12.3%                8.7%
Deposits............................................         2.2%                5.1%
Metris Master Trust.................................         1.9%                2.1%
Metris facility.....................................          --                 1.9%

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

     Our contractual cash obligations as of December 31, 2003 were as follows:

                                   LESS THAN     ONE TO       FOUR TO     OVER FIVE
                                   ONE YEAR    THREE YEARS   FIVE YEARS     YEARS      TOTAL
                                   ---------   -----------   ----------   ---------   --------
                                                         (IN THOUSANDS)
Long-term debt...................  $202,254     $147,975      $    23      $   196    $350,448
Operating leases.................    13,374       21,593        5,663       13,167      53,797
Contractual purchase
  obligations(1).................    63,704      146,206       32,416           --     242,326
Deposits.........................     6,262           --           --           --       6,262
                                   --------     --------      -------      -------    --------
Total............................  $285,594     $315,774      $38,102      $13,363    $652,833
                                   ========     ========      =======      =======    ========

---------------

(1) Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

     In addition to contractual cash obligations, open-to-buy on credit card accounts as of December 31, 2003 was $8.0 billion. While this amount represents the total lines of credit available to our customers, we have not experienced and do not anticipate that all of our customers will exercise their entire available line at any given point in time. We also have the right to increase, reduce, cancel, alter or amend the terms for these available lines of credit at any time. See the tables on pages 9-11 of this Report for further information.

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

     The following table shows the annualized yields, defaults, costs and excess spreads for the Metris Master Trust on a cash basis.

                                              YEAR ENDED DECEMBER 31,
                            ------------------------------------------------------------
                                   2003                 2002                 2001
                            ------------------   ------------------   ------------------
                                               (DOLLARS IN THOUSANDS)
Gross yield(1)............  $2,367,452   26.84%  $2,564,009   26.46%  $2,035,113   27.58%
Annual principal
  defaults................   1,803,022   20.44%   1,587,095   16.38%     972,348   13.18%
                            ----------   -----   ----------   -----   ----------   -----
Net portfolio yield.......     564,430    6.40%     976,914   10.08%   1,062,765   14.40%
Annual interest expense
  and servicing fees......     316,992    3.78%     406,826    4.35%     451,061    6.62%
                            ----------   -----   ----------   -----   ----------   -----
Net excess spread.........  $  247,438    2.62%  $  570,088    5.73%  $  611,704    7.78%
                            ==========   =====   ==========   =====   ==========   =====

---------------

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

                                                                MAXIMUM
CASH BASIS NET EXCESS SPREAD                                   RESTRICTED
----------------------------                                   ----------
greater than 5.5%...........................................           --
      5.0% - 5.5%...........................................   0.5% - 1.0%
      4.5% - 5.0%...........................................   0.5% - 1.5%
      4.0% - 4.5%...........................................   2.0% - 2.5%
      3.5% - 4.0%...........................................   2.5% - 3.0%
      3.0% - 3.5%...........................................   2.5% - 4.0%
   less than 3.0%...........................................   4.0% - 5.0%

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

                                                              MOODY'S   S&P    FITCH
                                                              -------   ----   -----
METRIS COMPANIES INC.
  Senior unsecured debt.....................................   Caa2     CCC-    CCC

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

     On March 18, 2003, we entered into an Operating Agreement with the OCC. On December 11, 2003, the Operating Agreement was modified. For discussion on the Modified Operating Agreement, and the related capital and liquidity requirements, see page 18 of this Report.

     The Company is bound by certain financing covenants and capital requirements. The most significant covenants and requirements are related to the Metris Master Trust, the term loan due June 2004, and Direct Merchants Bank's capital requirements. The significant covenants related to the Metris Master Trust are discussed on page 89 of this Report. The covenants related to the term loan due June 2004 are included in the Credit Agreement as filed July 11, 2003 on Form 8-K. Direct Merchants Bank's capital requirements are discussed on page 56 of this Report.

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

     Additional information about Direct Merchants Bank's actual capital amounts and ratios are presented in the following table:

                                                          TO BE
                                                        ADEQUATELY         TO BE WELL
                                       ACTUAL          CAPITALIZED        CAPITALIZED
                                  ----------------   ----------------   ----------------
                                   AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO
                                  --------   -----   --------   -----   --------   -----
AS OF DECEMBER 31, 2003
Total capital...................  $240,868   140.0%  $ 13,760    8.0%   $ 17,200   10.0%
(to risk-weighted assets)
Tier 1 capital..................   238,328   138.6%     6,880    4.0%     10,320    6.0%
(to risk-weighted assets)
Tier 1 capital..................   238,328    70.2%    13,589    4.0%     16,987    5.0%
(to average assets)

AS OF DECEMBER 31, 2002
Total capital...................  $402,721    30.8%  $104,516    8.0%   $130,645   10.0%
(to risk-weighted assets)
Tier 1 capital..................   385,480    29.5%    52,258    4.0%     78,387    6.0%
(to risk-weighted assets)
Tier 1 capital..................   385,480    24.7%    62,381    4.0%     77,977    5.0%
(to average assets)

     FFIEC guidelines indicate that an institution with a concentration in subprime lending should hold one and one-half to three times the normal minimum capital required.

NEWLY ISSUED PRONOUNCEMENTS

     In January 2003, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 requirements are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our financial statements.

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

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FASB Interpretation No. 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity activities or entitled to receive a majority of the entity's residual returns or both. Interpretation No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period ending after December 15, 2003. Interpretation No. 46 provides a specific exemption for entities qualifying as Qualified Special Purpose Entities as described in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125." Our non-consolidated entity, the Metris Master Trust, is a Qualified Special Purpose Entity under the definition in SFAS No. 140. The adoption of this Interpretation did not have a material impact on our financial statements.

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

SELECTED OPERATING DATA -- MANAGED BASIS

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

              TABLE 10:  SELECTED OPERATING DATA -- MANAGED BASIS

                                              YEAR ENDED DECEMBER 31,                         FOUR-YEAR
                         -----------------------------------------------------------------    COMPOUND
                            2003          2002          2001          2000         1999      GROWTH RATE
                         -----------   -----------   -----------   ----------   ----------   -----------
                                                         (IN THOUSANDS)
SELECTED OPERATING
  DATA:
Total credit card
  accounts.............        2,837         3,929         4,929        4,464        3,680      (6.3)%
Year-end loans.........  $ 8,131,831   $11,420,186   $11,991,784   $9,345,631   $7,343,272       2.6%
Year-end assets........    8,098,524    11,431,203    12,124,528    9,806,249    7,563,394       1.7%
Average loans..........   10,047,580    11,850,927    10,419,280    8,081,638    6,053,811      13.5%
Average
  interest-earning
  assets...............   10,552,452    12,435,568    10,769,482    8,305,115    6,190,267      14.3%
Average assets.........   10,023,893    11,972,958    10,656,156    8,332,500    6,269,760      12.5%
Return on average
  assets...............          N/A           N/A           2.3%         2.3%         1.0%
Equity to managed
  assets...............         11.2%          9.3%          9.4%         9.0%         8.2%
Delinquency ratio(1)...         11.1%         11.0%          9.4%         8.2%         7.6%
Net charge-off
  ratio(2).............         20.2%         15.5%         10.9%         9.6%         9.0%

---------------

(1) Delinquency ratio represents credit card loans that were at least 30 days contractually past due at year-end as a percentage of year-end managed loans.

(2) Net charge-off ratio reflects actual principal amounts charged-off, less recoveries, as a percentage of average managed credit card loans.

                       TABLE 11:  MANAGED LOAN PORTFOLIO

                                                        DECEMBER 31,
                               ---------------------------------------------------------------
                                             % OF                  % OF                  % OF
                                  2003       TOTAL      2002       TOTAL      2001       TOTAL
                               -----------   -----   -----------   -----   -----------   -----
                                                   (DOLLARS IN THOUSANDS)
Credit card loans............  $   128,615           $   846,417           $ 2,756,763
Receivables held by the
  Metris Master Trust........    8,003,216            10,573,769             9,235,021
                               -----------           -----------           -----------
Total managed loan
  portfolio..................  $ 8,131,831           $11,420,186           $11,991,784
                               ===========           ===========           ===========
Loans contractually
  delinquent:
  30 to 59 days..............      242,571    3.0%       359,223    3.1%       375,887    3.1%
  60 to 89 days..............      204,621    2.5%       285,448    2.5%       274,278    2.3%
  90 or more days............      454,884    5.6%       615,278    5.4%       473,003    4.0%
                               -----------   ----    -----------   ----    -----------   ----
     Total...................  $   902,076   11.1%   $ 1,259,949   11.0%   $ 1,123,168    9.4%
                               ===========   ====    ===========   ====    ===========   ====
AVERAGE BALANCES:
Credit card loans............  $   518,705           $ 1,305,127           $ 1,709,989
Receivables held by the
  Metris Master Trust........    9,528,875            10,545,800             8,709,291
                               -----------           -----------           -----------
Total managed loan
  portfolio..................  $10,047,580           $11,850,927           $10,419,280
                               ===========           ===========           ===========
Net charge-offs..............  $ 2,033,852   20.2%   $ 1,840,786   15.5%   $ 1,140,151   10.9%
                               ===========   ====    ===========   ====    ===========   ====

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

     These risks and uncertainties are described under the heading "Risk Factors" in pages 23-30 of this Report, and are also discussed in other parts of this Report, including "Legal Proceedings" (pages 31-32), "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 35-61) and "Quantitative and Qualitative Disclosures About Market Risk (page
61). Although we have
attempted to list comprehensively the major risks and uncertainties, other factors may in the future prove to be important in causing actual results to differ materially from those contained in any forward-looking statement. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof, and are reminded that they are not guarantees of future performance of the Company. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2003            2002
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                     PER-SHARE DATA)
                                          ASSETS:
Cash and due from banks.....................................   $   32,076      $   62,813
Federal funds sold..........................................       25,300          88,000
Short-term investments......................................      121,109         429,419
                                                               ----------      ----------
  Cash and cash equivalents.................................      178,485         580,232
                                                               ----------      ----------
Liquidity reserve deposit...................................       80,158              --
Credit card loans...........................................      128,615         846,417
Less: Allowance for loan losses.............................       45,492          90,315
                                                               ----------      ----------
  Net credit card loans.....................................       83,123         756,102
                                                               ----------      ----------
Retained interests in loans securitized.....................      836,901         808,026
Property and equipment, net.................................       33,680          83,831
Purchased portfolio premium, net............................       17,561          64,579
Other receivables due from credit card securitizations,
  net.......................................................       80,714         110,471
Other assets................................................       81,774         187,151
                                                               ----------      ----------
  TOTAL ASSETS..............................................   $1,392,396      $2,590,392
                                                               ==========      ==========
                                       LIABILITIES:
Deposits....................................................   $    6,262      $  892,754
Debt........................................................      350,448         357,649
Accounts payable............................................       32,397          53,589
Deferred income.............................................       18,060         143,148
Accrued expenses and other liabilities......................       76,036          88,579
                                                               ----------      ----------
  TOTAL LIABILITIES.........................................      483,203       1,535,719
                                                               ----------      ----------
STOCKHOLDERS' EQUITY:
Convertible preferred stock -- Series C, par value $.01 per
  share; 10,000,000 shares authorized, 1,263,699 and
  1,156,086 shares issued and outstanding, respectively.....      470,728         430,642
Common stock, par value $.01 per share; 300,000,000 shares
  authorized, 64,862,314 and 64,223,231 shares issued,
  respectively..............................................          649             642
Paid-in capital.............................................      229,655         227,376
Unearned compensation.......................................          (27)             --
Treasury stock -- 7,055,300 shares..........................      (58,308)        (58,308)
Retained earnings...........................................      266,496         454,321
                                                               ----------      ----------
  TOTAL STOCKHOLDERS' EQUITY................................      909,193       1,054,673
                                                               ----------      ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................   $1,392,396      $2,590,392
                                                               ==========      ==========

          See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                          YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                 2003              2002              2001
                                                              -----------       ----------       ------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
INTEREST INCOME:
Credit card loans...........................................   $  84,375         $218,878         $  353,650
Federal funds sold..........................................         838              403              3,115
Other.......................................................       5,317           10,121             12,373
                                                               ---------         --------         ----------
  Total interest income.....................................      90,530          229,402            369,138
                                                               ---------         --------         ----------
Deposit interest expense....................................      28,421           68,740            127,916
Other interest expense......................................      46,000           34,776             38,361
                                                               ---------         --------         ----------
  Total interest expense....................................      74,421          103,516            166,277
                                                               ---------         --------         ----------
    NET INTEREST INCOME.....................................      16,109          125,886            202,861
Provision for loan losses...................................     126,648          219,804            461,106
                                                               ---------         --------         ----------
    NET INTEREST EXPENSE AFTER PROVISION FOR LOAN LOSSES....    (110,539)         (93,918)          (258,245)
                                                               ---------         --------         ----------
OTHER OPERATING INCOME:
Securitization income.......................................     173,367          323,517            650,400
Servicing income on securitized/sold receivables............     176,627          195,214            159,074
Credit card fees, interchange and other credit card
  income....................................................      79,492          163,174            322,048
Enhancement services revenue................................     107,930          153,516            141,922
Loss on sale of credit card loans...........................    (117,183)              --                 --
Gain on sale of membership club and warranty business.......      84,787               --                 --
                                                               ---------         --------         ----------
                                                                 505,020          835,421          1,273,444
                                                               ---------         --------         ----------
OTHER OPERATING EXPENSE:
Credit card account and other product solicitation and
  marketing expenses........................................      93,349          173,269            188,009
Employee compensation.......................................     175,539          210,826            225,463
Data processing services and communications.................      68,715           83,874             90,222
Credit protection claims expense............................      30,882           44,550             30,457
Occupancy and equipment.....................................      36,564           48,013             47,572
Purchased portfolio premium amortization....................      25,000           30,220             30,277
Mastercard/Visa assessment and fees.........................       9,243           13,869             16,522
Credit card fraud losses....................................       3,821            8,647              9,068
Asset impairments, lease write-offs and severance...........      56,222           27,736                 --
Loss on sale of deposits....................................      32,963               --                 --
Other.......................................................      79,448          100,216             89,694
                                                               ---------         --------         ----------
                                                                 611,746          741,220            727,284
                                                               ---------         --------         ----------
(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE.........................................    (217,265)             283            287,915
Income tax (benefit) expense................................     (69,526)           1,867            113,660
                                                               ---------         --------         ----------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE....................................................    (147,739)          (1,584)           174,255
Cumulative effect of accounting change (net of income taxes
  of $9,273)................................................          --               --             14,226
                                                               ---------         --------         ----------
NET (LOSS) INCOME...........................................    (147,739)          (1,584)           160,029
Convertible preferred stock dividends.......................      40,086           38,009             34,771
                                                               ---------         --------         ----------
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS.........   $(187,825)        $(39,593)        $  125,258
                                                               =========         ========         ==========
(LOSS) EARNINGS PER SHARE:
  Basic -- (loss) income before cumulative effect of
    accounting change.......................................   $   (3.27)        $  (0.66)        $     1.79
  Basic -- cumulative effect of accounting change...........          --               --              (0.15)
                                                               ---------         --------         ----------
  Basic-net (loss) income...................................   $   (3.27)        $  (0.66)        $     1.64
                                                               =========         ========         ==========
  Diluted -- (loss) income before cumulative effect of
    accounting change.......................................   $   (3.27)        $  (0.66)        $     1.75
  Diluted -- cumulative effect of accounting change.........          --               --              (0.14)
                                                               ---------         --------         ----------
  Diluted -- net (loss) income..............................   $   (3.27)        $  (0.66)        $     1.61
                                                               =========         ========         ==========
SHARES USED TO COMPUTE EARNINGS (LOSS) PER SHARE:
  Basic.....................................................      57,471           59,782             97,641
  Diluted...................................................      57,471           59,782             99,366
DIVIDENDS DECLARED AND PAID PER COMMON SHARE................   $      --         $  0.040         $    0.040

          See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     NUMBER OF SHARES
                                       OUTSTANDING
                                    ------------------   PREFERRED   COMMON   PAID-IN      UNEARNED
                                    PREFERRED   COMMON     STOCK     STOCK    CAPITAL    COMPENSATION
                                    ---------   ------   ---------   ------   --------   ------------
                                                    (DOLLARS AND SHARES IN THOUSANDS)
BALANCE, DECEMBER 31, 2000........      968     62,243   $360,421     $622    $198,077     $    --
                                      =====     ======   ========     ====    ========     =======
Net income........................       --        --          --       --          --          --
Cash dividends....................       --        --          --       --          --          --
Common stock repurchased..........       --      (806)         --       --          --          --
Preferred dividends in kind.......       90        --      33,549       --          --          --
Issuance of common stock under
  employee benefit plans..........       --     1,518          --       15      27,927          --
Deferred compensation.............       --       464          --        5       6,409      (8,108)
Amortization of restricted
  stock...........................       --        --          --       --          --       3,128
                                      -----     ------   --------     ----    --------     -------
BALANCE, DECEMBER 31, 2001........    1,058     63,419   $393,970     $642    $232,413     $(4,980)
                                      =====     ======   ========     ====    ========     =======
Net loss..........................       --        --          --       --          --          --
Cash dividends....................       --        --          --       --          --          --
Common stock repurchased..........       --     (6,249)        --       --          --          --
Preferred dividends in kind.......       98        --      36,672       --          --          --
Issuance of common stock under
  employee benefit plans..........       --       462          --        4       2,975          --
Deferred compensation.............       --        76          --        1         967        (968)
Amortization of restricted
  stock...........................       --        --          --       --          --       1,808
Forfeiture of restricted stock....       --      (540)         --       (5)     (8,979)      4,140
                                      -----     ------   --------     ----    --------     -------
BALANCE, DECEMBER 31, 2002........    1,156     57,168   $430,642     $642    $227,376     $    --
                                      =====     ======   ========     ====    ========     =======
Net loss..........................       --        --          --       --          --          --
Preferred dividends in kind.......      108        --      40,086       --          --          --
Issuance of common stock under
  employee benefit plans..........       --       461          --        5       1,961          --
Deferred compensation.............       --       303          --        3         546        (549)
Restricted stock forfeitures......       --      (125)         --       (1)       (228)        229
Amortization of restricted
  stock...........................       --        --          --       --          --         293
                                      -----     ------   --------     ----    --------     -------
BALANCE, DECEMBER 31, 2003........    1,264     57,807   $470,728     $649    $229,655     $   (27)
                                      =====     ======   ========     ====    ========     =======


                                                              TOTAL
                                    TREASURY   RETAINED   STOCKHOLDERS'
                                     STOCK     EARNINGS      EQUITY
                                    --------   --------   -------------
                                     (DOLLARS AND SHARES IN THOUSANDS)
BALANCE, DECEMBER 31, 2000........  $     --   $373,577    $  932,697
                                    ========   ========    ==========
Net income........................        --    160,029       160,029
Cash dividends....................        --     (3,752)       (3,752)
Common stock repurchased..........   (13,014)        --       (13,014)
Preferred dividends in kind.......        --    (33,549)           --
Issuance of common stock under
  employee benefit plans..........        --         --        27,942
Deferred compensation.............        --         --        (1,694)
Amortization of restricted
  stock...........................        --         --         3,128
                                    --------   --------    ----------
BALANCE, DECEMBER 31, 2001........  $(13,014)  $496,305    $1,105,336
                                    ========   ========    ==========
Net loss..........................        --     (1,584)       (1,584)
Cash dividends....................        --     (3,728)       (3,728)
Common stock repurchased..........   (45,294)        --       (45,294)
Preferred dividends in kind.......        --    (36,672)           --
Issuance of common stock under
  employee benefit plans..........        --         --         2,979
Deferred compensation.............        --         --            --
Amortization of restricted
  stock...........................        --         --         1,808
Forfeiture of restricted stock....        --         --        (4,844)
                                    --------   --------    ----------
BALANCE, DECEMBER 31, 2002........  $(58,308)  $454,321    $1,054,673
                                    ========   ========    ==========
Net loss..........................        --   (147,739)     (147,739)
Preferred dividends in kind.......        --    (40,086)           --
Issuance of common stock under
  employee benefit plans..........        --         --         1,966
Deferred compensation.............        --         --            --
Restricted stock forfeitures......        --         --            --
Amortization of restricted
  stock...........................        --         --           293
                                    --------   --------    ----------
BALANCE, DECEMBER 31, 2003........  $(58,308)  $266,496    $  909,193
                                    ========   ========    ==========

          See accompanying notes to Consolidated Financial Statements

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                2003         2002          2001
                                                              ---------   -----------   -----------
                                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
Net(loss)income.............................................  $(147,739)  $    (1,584)  $   160,029
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
Cumulative effect of accounting change......................         --            --        14,226
Depreciation, amortization and accretion....................   (175,252)     (175,314)     (125,096)
Provision for loan losses...................................    126,648       219,804       461,106
(Gain) loss from credit card securitization.................    216,957       (41,872)       95,246
Gain on sale of membership club and warranty business.......    (84,787)           --            --
Asset impairments, lease write-offs, and severance..........     56,222        27,736            --
Market (gain) loss on derivative financial instruments......      5,303        22,562       (10,128)
Loss on sale of deposits....................................     32,963            --            --
Changes in operating assets and liabilities, net:
  Fair value of retained interests in loans securitized.....     71,669       342,080       (28,069)
  Spread accounts receivable................................   (268,805)      (39,785)        6,570
  Other receivables due from credit card securitizations....     29,757        29,362      (132,177)
  Accounts payable and accrued expenses.....................    (62,398)      (27,163)       32,370
  Liquidity reserve deposit.................................    (80,158)           --            --
  Deferred income...........................................    (34,299)      (45,587)      (23,306)
  Other.....................................................    (25,312)       (1,728)       26,990
                                                              ---------   -----------   -----------
Net cash (used in) provided by operating activities.........   (339,231)      308,511       477,761
                                                              ---------   -----------   -----------
INVESTING ACTIVITIES:
Proceeds from transfers of portfolios to the Metris Master
  Trust.....................................................    695,459     2,087,097       553,180
Net cash from loan originations and principal collections on
  loans receivable..........................................   (794,033)     (704,614)   (1,127,389)
Proceeds from sales of credit card portfolios to
  third-parties.............................................    891,256        16,278            --
Proceeds from sale of membership club and warranty
  business..................................................     45,000            --            --
Credit card portfolio acquisitions..........................         --            --      (290,774)
Disposal of property and equipment, net.....................     25,942            --            --
Additions to property and equipment, net....................         --        (6,159)       (5,708)
                                                              ---------   -----------   -----------
Net cash provided by (used in) investing activities.........    863,624     1,392,602      (870,691)
                                                              ---------   -----------   -----------
FINANCING ACTIVITIES:
Proceeds from issuance of debt..............................    125,606        51,745       387,000
Repayment of debt...........................................   (133,707)     (342,000)      (95,162)
Sale of deposits............................................   (559,282)           --            --
Net decrease in deposits....................................   (327,210)   (1,165,254)      (48,191)
Premium paid and transaction costs on sale of deposits......    (32,963)           --            --
Cash dividends paid.........................................         --        (3,728)       (3,752)
Proceeds from issuance of common stock......................      1,416         2,011        26,248
Repurchase of common stock..................................         --       (45,294)      (13,014)
                                                              ---------   -----------   -----------
Net cash provided by (used in) financing activities.........   (926,140)   (1,502,520)      253,129
                                                              ---------   -----------   -----------
Net decrease in cash and cash equivalents...................   (401,747)      198,593      (139,801)
Cash and cash equivalents at beginning of year..............    580,232       381,639       521,440
                                                              ---------   -----------   -----------
Cash and cash equivalents at end of year....................  $ 178,485   $   580,232   $   381,639
                                                              =========   ===========   ===========
SUPPLEMENTAL DISCLOSURES AND CASH FLOW INFORMATION:
Cash paid (received) during the year for:
  Interest..................................................  $  67,519   $   106,394   $   165,241
  Income taxes..............................................    (78,601)      (32,996)       25,718
  Tax benefit from employee stock option exercises..........          1           174         8,989

          See accompanying Notes to Consolidated Financial Statements.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

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

                     METRIS COMPANIES INC. AND SUBSIDIARIES

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

     We segment the loan portfolio into several individual liquidating pools with similar credit risk characteristics, and estimate (based on historical experience for similar pools and existing environmental conditions) the dollar amount of principal, accrued finance charges and fees that will ultimately charge-off. We then aggregate these pools into prime and subprime portfolios based on the prescribed FICO score cuts, credit counseling programs, and various pools of other receivables. We also isolate other potentially higher risk segments such as accounts that are over their credit limit by more than 10%, accounts in

                     METRIS COMPANIES INC. AND SUBSIDIARIES
suspended status under our debt waiver benefits and other programs as deemed necessary. We separately analyze the reserve requirement on each of these groups or portfolios.

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

     - trends in volume and the product pricing of accounts, including any concentrations of credit; and

     - impacts from external factors -- such as changes in competition, and legal and regulatory requirements -- on the level of estimated credit losses in the current portfolio.

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

                     METRIS COMPANIES INC. AND SUBSIDIARIES

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

                     METRIS COMPANIES INC. AND SUBSIDIARIES

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

                     METRIS COMPANIES INC. AND SUBSIDIARIES

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

                     METRIS COMPANIES INC. AND SUBSIDIARIES

 EARNINGS PER SHARE

     The following table presents the computation of basic and diluted weighted-average shares used in the per-share calculations:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2003        2002       2001
                                                      ---------   --------   --------
                                                              (IN THOUSANDS)
(Loss) income before cumulative effect of accounting
  change............................................  $(147,739)  $ (1,584)  $174,255
Preferred dividends.................................     40,086     38,009     34,771
Net (loss) income applicable to common stockholders
  before cumulative effect of accounting change,
  net...............................................   (187,825)   (39,593)   139,484
Cumulative effect of accounting change, net.........         --         --     14,226
                                                      ---------   --------   --------
Net (loss) income applicable to common
  Stockholders......................................  $(187,825)  $(39,593)  $125,258
                                                      =========   ========   ========
Weighted average common shares outstanding..........     57,471     59,782     62,962
Adjustment for:
Assumed conversion of convertible preferred
  stock(1)..........................................         --         --     34,679
                                                      ---------   --------   --------
Basic common shares.................................     57,471     59,782     97,641
Assumed exercise of outstanding stock options(1)....         --         --      1,725
                                                      ---------   --------   --------
Diluted common shares...............................     57,471     59,782     99,366
                                                      =========   ========   ========

---------------

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

                     METRIS COMPANIES INC. AND SUBSIDIARIES

"Net (loss) income" and "(Loss) earnings per share" would have been recorded to the pro forma amounts indicated below:

                                                             YEAR ENDED DECEMBER 31,
                                                      -------------------------------------
                                                         2003          2002         2001
                                                      -----------   ----------   ----------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Net (loss)income, as reported.......................   $(147,739)    $ (1,584)    $160,029
Add: Stock-based employee compensation expense
  included in reported net (loss) income, net of
  related tax effects...............................         192        1,152        1,930
Deduct: Annual stock-based employee compensation
  (benefit) expense determined based on the fair
  value for all awards, net of related tax
  effects...........................................     (20,609)      19,293       18,777
                                                       ---------     --------     --------
Pro forma net (loss)income..........................   $(126,938)    $(19,725)    $143,182
                                                       =========     ========     ========
(Loss) earnings per share:
Basic -- as reported................................   $   (3.27)    $  (0.66)    $   1.64
                                                       =========     ========     ========
Basic -- pro forma..................................   $   (2.91)    $  (0.97)    $   1.47
                                                       =========     ========     ========
Diluted -- as reported..............................   $   (3.27)    $  (0.66)    $   1.61
                                                       =========     ========     ========
Diluted -- pro forma................................   $   (2.91)    $  (0.97)    $   1.44
                                                       =========     ========     ========
Weighted-average assumptions in option valuation:
Risk-free interest rates............................         1.5%         3.7%         4.9%
Dividend yields.....................................          --          1.6%         0.2%
Stock volatility factor.............................       111.4%        92.9%        52.2%
Expected life of options (in years).................         3.7          6.0          6.0

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

                     METRIS COMPANIES INC. AND SUBSIDIARIES

NOTE 3 -- ALLOWANCE FOR LOAN LOSSES

     Activity in the "Allowance for loan losses" is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2003        2002        2001
                                                    ---------   ---------   ---------
                                                             (IN THOUSANDS)
Balance at beginning of year......................  $  90,315   $ 460,159   $ 123,123
Allowance related to assets acquired..............         --          --      14,106
Allowance related to assets transferred to the
  Metris Master Trust.............................    (34,456)   (264,297)     71,603
Provision for loan losses.........................    126,648     219,804     461,106
Principal receivables charged-off(1)..............   (141,164)   (345,785)   (235,197)
Recoveries........................................      4,149      20,434      25,418
                                                    ---------   ---------   ---------
Net loans charged-off.............................   (137,015)   (325,351)   (209,779)
                                                    ---------   ---------   ---------
Balance at end of year............................  $  45,492   $  90,315   $ 460,159
                                                    =========   =========   =========

---------------

(1) Included in principal receivables charged-off for all periods presented is the effect of sales of "Credit card loans" to third parties.

     "Credit card loans" greater than 30 days contractually past due for the years ended December 31, 2003, 2002 and 2001 were $20.3 million, $7.9 million, and $277.8 million, respectively.

NOTE 4 -- RETAINED INTERESTS IN LOANS SECURITIZED

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

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Contractual retained interests..............................  $542,014   $685,197
Excess transferor's interests...............................    48,775     57,447
Interest-only strip receivable..............................    16,039     13,882
Spread accounts receivable..................................   230,073     51,500
                                                              --------   --------
Retained interests in loans securitized.....................  $836,901   $808,026
                                                              ========   ========

                     METRIS COMPANIES INC. AND SUBSIDIARIES

     The following table illustrates the significant assumptions used in estimating the fair value of retained interests as of December 31, 2003 and 2002, respectively.

                                                              AT DECEMBER 31,
                                                              ---------------
                                                              2003      2002
                                                              -----     -----
Monthly payment rate........................................   6.7%      6.7%
Gross yield(1)..............................................  25.4%     26.0%
Annual interest expense and servicing fees..................   4.2%      4.0%
Annual gross principal default rate.........................  20.7%     21.7%
Discount rate:
  Contractual retained interests............................  16.0%     16.0%
  Excess transferor's interests.............................  16.0%     16.0%
  Interest-only strip receivable............................  30.0%     30.0%
  Spread accounts receivable................................  15.3%     16.0%

---------------

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

     At December 31, 2003, the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes are as follows:

                                                         ADVERSE IMPACT ON FAIR VALUE
                                                    ---------------------------------------
                                                    10% ADVERSE CHANGE   20% ADVERSE CHANGE
                                                    ------------------   ------------------
                                                                 (IN MILLIONS)
Annual discount rate..............................        $ 22.6               $ 44.3
Monthly payment rate..............................         139.7                331.4
Gross yield.......................................         132.8                285.4
Annual interest expense and servicing fees........          21.3                 48.1
Annual gross principal default rate...............          99.3                209.4

As the sensitivity indicates, the value of the Company's retained interests on its balance sheet, as well as reported earnings, could differ significantly if different assumptions or conditions prevail.

     The actual rates for loans securitized are as follows:

                                                              AT DECEMBER 31,
                                                              ---------------
                                                              2003      2002
                                                              -----     -----
Annual gross principal default rate.........................  20.4%     16.4%
Monthly payment rate........................................   6.8%      6.6%
Gross yield(1)..............................................  26.8%     26.5%

---------------

(1) Includes finance charges, late and overlimit fees, debt waiver premiums, interchange income, cash advance fees, and bad debt recoveries, net of finance charge and fee charge-offs.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

NOTE 5 -- SECURITIZATION INCOME

     The following summarizes "Securitization income" for the years ended December 31, 2003, 2002 and 2001, respectively.

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2003        2002        2001
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
Loss on new securitization of receivables to the Metris
  Master Trust.............................................  $ (55,214)  $ (70,578)  $(60,574)
(Loss) gain on replenishment of receivables to the Metris
  Master Trust.............................................   (161,743)     28,706    (34,672)
Discount accretion.........................................    308,912     305,327    221,670
Change in fair value.......................................    (71,669)   (342,080)    28,069
Interest-only revenue......................................    221,331     452,268    510,806
Transaction and other costs................................    (68,250)    (50,126)   (14,899)
                                                             ---------   ---------   --------
Securitization income......................................  $ 173,367   $ 323,517   $650,400
                                                             =========   =========   ========

NOTE 6 -- SECURITIZATION ACTIVITY

     Securitization activity for the years ended December 31, 2003 and 2002, is as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2003         2002
                                                              ----------   -----------
                                                                   (IN THOUSANDS)
Credit card loans...........................................  $  128,615   $   846,417
Receivables held in the Metris Master Trust.................   8,003,216    10,573,769
                                                              ----------   -----------
  Total managed loans.......................................  $8,131,831   $11,420,186
                                                              ==========   ===========
Managed loans more than 30-days contractually delinquent....  $  902,075   $ 1,259,949
Managed loans charged-off, net of recoveries................  $2,033,852   $ 1,840,786

                                                              YEAR ENDED DECEMBER 31,
                                                             -------------------------
                                                                2003          2002
                                                             -----------   -----------
                                                                  (IN THOUSANDS)
Cash flow to/from the Company:
Proceeds from transfers of portfolios to the Metris Master
  Trust....................................................  $ 1,077,200   $ 2,087,097
Net proceeds from sales and repayments of securitized
  loans....................................................   (3,218,857)   (1,145,947)
Proceeds from principal receivables collections reinvested
  in revolving credit card securitizations.................    5,306,757     5,490,499
Servicing fees received....................................      174,964       192,325
Cash flows received from net excess spread.................      247,438       570,088
                                                             -----------   -----------
  Total....................................................  $ 3,587,502   $ 7,194,062
                                                             ===========   ===========

                     METRIS COMPANIES INC. AND SUBSIDIARIES

NOTE 7 -- PROPERTY AND EQUIPMENT

     The carrying value of property and equipment is as follows:

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Furniture and equipment.....................................  $ 36,363   $ 40,870
Computer software and equipment.............................    68,923     71,640
Buildings and land..........................................     4,604     24,143
Leasehold improvements......................................    12,638     16,389
                                                              --------   --------
  Total.....................................................  $122,528   $153,042
Less: Accumulated depreciation and amortization.............    88,848     69,211
                                                              --------   --------
  Balance at end of year....................................  $ 33,680   $ 83,831
                                                              ========   ========

     Depreciation and amortization expense for the years ended December 31, 2003, 2002, and 2001, was $18.2 million, $25.6 million, and $24.7 million, respectively.

NOTE 8 -- PURCHASED PORTFOLIO PREMIUM

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

NOTE 9 -- PORTFOLIO ACQUISITIONS AND SALES

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

NOTE 10 -- CONVERTIBLE PREFERRED STOCK

     Affiliates of Thomas H. Lee Partners, L.P. ("THL Partners"), a Boston-based investment firm, and its predecessor, Thomas H. Lee Company, hold 100% of the outstanding shares of our Series C Perpetual Convertible Preferred Stock. The Series C Preferred Stock has a 9% dividend payable in additional shares

                     METRIS COMPANIES INC. AND SUBSIDIARIES
of Series C Preferred Stock and also receives any cash dividends paid on our common stock based on the number of shares of common stock into which the Preferred Stock would convert on the record date of the dividend. Each share of Series C Preferred Stock is convertible into 30 shares of common stock plus, if converted at the option of the holder before January 1, 2004, a premium amount designed to guarantee a portion of seven years worth of dividends at the 9% annual rate. The premium amount would have been equal to 76.5% of those future dividends for conversions in 2003 and would have been 54.4% of those dividends in 2002.

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

NOTE 11 -- STOCK OPTIONS

     We provide the Metris Companies Inc. Long-Term Incentive and Stock Option Plan, which permits a variety of stock-based grants and awards and gives us flexibility in tailoring our long-term compensation

                     METRIS COMPANIES INC. AND SUBSIDIARIES
programs. As of December 31, 2003, 8.3 million shares were available for grant. We do not provide loans to employees for the purchase of stock or the exercise of stock options.

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

     Information regarding our stock option plans for 2003, 2002, and 2001, is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------
                                          2003                     2002                     2001
                                 ----------------------   ----------------------   ----------------------
                                              WEIGHTED-                WEIGHTED-                WEIGHTED-
                                               AVERAGE                  AVERAGE                  AVERAGE
                                              EXERCISE                 EXERCISE                 EXERCISE
                                   SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                 ----------   ---------   ----------   ---------   ----------   ---------
Options outstanding, beginning
  of year......................  11,729,444    $19.05     10,604,136    $19.73      9,907,062    $17.67
Options exercised..............       2,500      5.33         49,899     13.67      1,383,358     11.81
Options granted................   1,622,794      1.83      2,180,885     12.09      2,832,838     25.01
Options canceled/forfeited.....   7,522,495     17.99      1,005,678     11.45        752,406     27.01
                                 ----------               ----------               ----------
Options outstanding, end of
  year.........................   5,827,243     15.53     11,729,444     19.05     10,604,136     19.73
                                 ==========               ==========               ==========
Weighted-average fair value of
  options granted during the
  year.........................          --    $ 1.34             --    $ 8.19             --    $13.57

                     METRIS COMPANIES INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 2003:

                                    OPTIONS OUTSTANDING
                                 -------------------------                 OPTIONS EXERCISABLE
                                                WEIGHTED-                -----------------------
                                                 AVERAGE     WEIGHTED-     NUMBER      WEIGHTED-
                                   NUMBER       REMAINING     AVERAGE    EXERCISABLE    AVERAGE
                                 OUTSTANDING   CONTRACTUAL   EXERCISE        AT        EXERCISE
EXERCISE PRICE                   AT 12/31/03      LIFE         PRICE      12/31/03       PRICE
--------------                   -----------   -----------   ---------   -----------   ---------
$0-$16.77                         3,209,942        7.4        $ 8.22      1,695,059     $10.50
$17.10-$24.42                     1,660,841        6.3         22.01      1,313,756      21.94
$24.67-$38.88                       956,460        7.0         28.79        633,601      28.29
                                  ---------        ---        ------      ---------     ------
                                  5,827,243        7.0         15.53      3,642,416      17.72

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

     We provided an additional management stock purchase plan, whereby officers designated by the Board of Directors, who participate in the Metris Annual Incentive Bonus Plan for Designated Corporate Officers were eligible to participate. Participants elected to defer up to 50% of their bonus received under the Management Bonus Plan, which was credited to a stock purchase account as restricted stock units. We matched $1 for every $3 contributed by the participant. The participant's contributions were vested

                     METRIS COMPANIES INC. AND SUBSIDIARIES
immediately and our matching contributions vest after three years. No contributions were made to the plan during 2003 or 2002. The restricted stock units convert to common stock when distributed from the plan. This plan terminated on December 31, 2003.

NOTE 12 -- EMPLOYEE BENEFIT PLANS

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

                     METRIS COMPANIES INC. AND SUBSIDIARIES

NOTE 13 -- INCOME TAXES

     The components of the (benefit) expense for income taxes consisted of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
Current:
  Federal............................................  $(93,725)  $(28,893)  $ 63,865
  State..............................................       557        138      6,381
                                                       --------   --------   --------
                                                        (93,168)   (28,755)    70,246
Deferred:
  Federal............................................    22,940     29,840     41,445
  State..............................................       702        782      1,969
                                                       --------   --------   --------
                                                         23,642     30,622     43,414
Total................................................  $(69,526)  $  1,867   $113,660
                                                       ========   ========   ========

     A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2003      2002     2001
                                                              -----    ------    -----
Statutory federal income tax rate...........................  35.0%     35.0%    35.0%
State income taxes, net of federal benefit..................  (0.4)    211.3      1.9
Valuation allowance.........................................  (1.1)       --       --
Other, net..................................................  (1.5)    413.4      2.6
                                                              ----     -----     ----
Effective income tax rate...................................  32.0%    659.7%    39.5%
                                                              ====     =====     ====

     The 2002 effective income tax rate is high relative to statutory rates primarily due to the effect of nondeductible expenses, minimum state income taxes, and low pre-tax income.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

     Our deferred tax assets and liabilities are as follows:

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Deferred income tax assets resulting from future deductible
  and taxable temporary differences:
Allowance for loan losses and retained interests fair value
  adjustments...............................................  $122,852   $172,299
Intangibles.................................................    30,343     31,635
Net operating loss and credit carry forwards................    28,200         --
Deferred revenues...........................................     8,730     59,042
Other.......................................................    23,639     36,508
Valuation allowance.........................................    (2,427)        --
                                                              --------   --------
  Total deferred tax assets.................................  $211,337   $299,484
Deferred income tax liabilities resulting from future
  taxable and deductible temporary differences:
Accrued interest on credit card loans.......................   194,766    207,984
Deferred marketing costs....................................     3,034     35,689
Other.......................................................    16,354     34,986
                                                              --------   --------
  Total deferred tax liabilities............................   214,154    278,659
                                                              --------   --------
  Net deferred tax (liabilities) assets.....................  $ (2,817)  $ 20,825
                                                              ========   ========

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

NOTE 14 -- STOCKHOLDERS' EQUITY

     During the years ended December 31, 2003 and 2002, we paid cash dividends of $0 and $3.7 million. Under our credit facility agreement we can not make dividend payments that exceed either $.01 per share of total shares and options outstanding stock or $1.0 million per quarter.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

     Upon our termination of our former Chairman and Chief Executive Officer in December 2002, he forfeited 540,029 shares of restricted stock. As a result, $4.8 million of deferred compensation and common stock was added back to stockholders' equity.

NOTE 15 -- RELATED PARTY TRANSACTIONS

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

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

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

     Future minimum lease commitments at December 31, 2003, under cancelable and non-cancelable operating leases are as follows:

2004........................................................   $13,373
2005........................................................     8,100
2006........................................................     7,037
2007........................................................     6,456
2008........................................................     5,663
Thereafter..................................................    13,167
                                                               -------
  Total minimum lease payments..............................   $53,796
                                                               =======

     We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations.

                     METRIS COMPANIES INC. AND SUBSIDIARIES

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

NOTE 17 -- CAPITAL REQUIREMENTS AND RESTRICTED PAYMENTS

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

                     METRIS COMPANIES INC. AND SUBSIDIARIES

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

NOTE 18 -- CONCENTRATIONS OF CREDIT RISK

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

NOTE 19 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                     METRIS COMPANIES INC. AND SUBSIDIARIES

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

                     METRIS COMPANIES INC. AND SUBSIDIARIES

     The estimated fair values of our financial instruments are summarized as follows:

                                                            AT DECEMBER 31,
                                             ---------------------------------------------
                                                     2003                    2002
                                             ---------------------   ---------------------
                                             CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
                                                            (IN THOUSANDS)
Cash and cash equivalents..................  $178,485    $178,485    $580,232    $580,232
Liquidity reserve deposit..................    80,158      80,158          --          --
Credit card loans, net.....................    83,123      83,123     756,102     756,102
Retained interests in loans securitized and
  other receivables due from credit card
  securitizations, net.....................   917,615     917,615     918,497     918,497
Interest rate caps.........................     9,787       9,787      12,711      12,711
Debt.......................................   350,448     274,849     357,649     341,580
Deposits...................................     6,262       6,262     892,754     911,141

NOTE 20 -- DERIVATIVE FINANCIAL INSTRUMENTS

     We use derivative financial instruments for the purpose of managing our exposure to interest rate risks.

     MRI enters into interest rate cap transactions related to most asset-backed securitization transactions. MRI assigns all of its right, title, and interest under the interest rate cap agreement to the Trustee of the Metris Master Trust for the benefit of the holders of securities issued by the Metris Master Trust. The purpose of the interest rate cap is to effectively limit the interest exposure of the Metris Master Trust for each individual series to a maximum based upon the LIBOR rate.

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

                     METRIS COMPANIES INC. AND SUBSIDIARIES

     Prior to SFAS No. 133, we amortized the costs of interest rate contracts on a straight-line basis over the expected life of the contract. The adoption of SFAS No. 133 resulted in a one-time, non-cash, after-tax charge to earnings of $14.2 million, reflected as a "Cumulative effect of accounting change" in the consolidated statements of income for the year ended December 31, 2001.

NOTE 21 -- SALE OF MEMBERSHIP CLUB AND WARRANTY BUSINESS

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

NOTE 22 -- ASSET IMPAIRMENTS, LEASE WRITE-OFFS AND SEVERANCE

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

NOTE 23 -- DEBT AND DEPOSITS

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

     The Senior Notes due 2004 and 2006 and the Senior Secured Credit Agreement are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc., magnUS Services, Inc. (formerly Metris Recovery Services, Inc.), Crescent Ridge Aviation, Inc., Metris Financial Services, Inc., Metris Card Services, LLC and Metris Credit Card Services, Inc. (the "Guarantors"). Any subsidiaries

                     METRIS COMPANIES INC. AND SUBSIDIARIES
we form in the future may provide a guarantee of this indebtedness. The guarantee is an unsecured obligation of the Guarantors and ranks equally with all existing and future unsubordinated indebtedness.

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

     Our debt outstanding as of December 31, 2003, matures as follows:

2004........................................................   $202,254
2005........................................................        127
2006........................................................    147,769
2007........................................................         79
2008........................................................         23
Thereafter..................................................        196
                                                               --------
  Total debt outstanding....................................    350,448
                                                               ========

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

     We have various indirect subsidiaries, which do not guarantee Company debt. We have prepared condensed consolidating financial statements of the Company, which follow the detail Guarantor subsidiaries and the non-guarantor subsidiaries for purposes of complying with SEC reporting requirements. Separate financial statements of the guaranteeing subsidiaries and the non-guaranteeing subsidiaries are not presented because we have determined that the subsidiaries financial information would not be material to investors.

                             METRIS COMPANIES INC.

                   SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2003

                                    METRIS                        NON-
                                  COMPANIES     GUARANTOR      GUARANTOR
                                     INC.      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                  ----------   ------------   ------------   ------------   ------------
                                                          (DOLLARS IN THOUSANDS)
ASSETS:
Cash and cash equivalents.......  $   (1,081)   $    3,034     $  176,532    $        --     $  178,485
Liquidity reserve deposit.......          --            --         80,158             --         80,158
Net credit card loans...........      15,203            --         67,920             --         83,123
Retained interests in loans
  securitized...................          --            --        822,900         14,001        836,901
Property and equipment, net.....          --        33,663             17             --         33,680
Purchased portfolio premium.....          80            --         17,481             --         17,561
Other receivables due from
  credit card securitizations,
  net...........................           5            --         80,709             --         80,714
Other assets....................      21,242        30,934         54,917        (25,319)        81,774
Investment in subsidiaries......   1,296,461       878,810             --     (2,175,271)            --
                                  ----------    ----------     ----------    -----------     ----------
TOTAL ASSETS....................  $1,331,910    $  946,441     $1,300,634    $(2,186,589)    $1,392,396
                                  ==========    ==========     ==========    ===========     ==========

LIABILITIES:
Deposits........................  $   (1,000)   $       --     $    7,262    $        --     $    6,262
Debt............................     384,684      (413,842)       422,606        (43,000)       350,448
Accounts payable................         489        15,406         16,805           (303)        32,397
Deferred income.................          --            --         18,060             --         18,060
Accrued expenses and other
  liabilities...................      38,544        48,416        (42,909)        31,985         76,036
                                  ----------    ----------     ----------    -----------     ----------
TOTAL LIABILITIES...............     422,717      (350,020)       421,824        (11,318)       483,203
                                  ----------    ----------     ----------    -----------     ----------
TOTAL STOCKHOLDERS' EQUITY......     909,193     1,296,461        878,810     (2,175,271)       909,193
                                  ----------    ----------     ----------    -----------     ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY..........  $1,331,910    $  946,441     $1,300,634    $(2,186,589)    $1,392,396
                                  ==========    ==========     ==========    ===========     ==========

                             METRIS COMPANIES INC.

                   SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2002

                                    METRIS                        NON-
                                  COMPANIES     GUARANTOR      GUARANTOR
                                     INC.      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                  ----------   ------------   ------------   ------------   ------------
                                                          (DOLLARS IN THOUSANDS)
ASSETS:
Cash and cash equivalents.......  $   (3,795)   $    8,109     $  575,918    $        --     $  580,232
Net credit card loans...........       3,813            --        752,289             --        756,102
Retained interests in loans
  securitized...................          --            --        808,026             --        808,026
Property and equipment, net.....          --        63,395         20,436             --         83,831
Purchased portfolio premium.....         128            --         64,451             --         64,579
Other receivables due from
  credit card securitizations,
  net...........................          13            --        110,458             --        110,471
Other assets....................      10,160        44,252        180,591        (47,852)       187,151
Investment in subsidiaries......   1,594,352     1,549,307             --     (3,143,659)            --
                                  ----------    ----------     ----------    -----------     ----------
TOTAL ASSETS....................  $1,604,671    $1,665,063     $2,512,169    $(3,191,511)    $2,590,392
                                  ==========    ==========     ==========    ===========     ==========

LIABILITIES:
Deposits........................  $   (1,000)   $       --     $  893,754    $        --     $  892,754
Debt............................     391,228         9,421             --        (43,000)       357,649
Accounts payable................          71        20,683         38,949         (6,114)        53,589
Deferred income.................          --        16,681        129,978         (3,511)       143,148
Accrued expenses and other
  liabilities...................     159,699        23,926        (99,819)         4,773         88,579
                                  ----------    ----------     ----------    -----------     ----------
TOTAL LIABILITIES...............     549,998        70,711        962,862        (47,852)     1,535,719
                                  ----------    ----------     ----------    -----------     ----------
TOTAL STOCKHOLDERS' EQUITY......   1,054,673     1,594,352      1,549,307     (3,143,659)     1,054,673
                                  ----------    ----------     ----------    -----------     ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY..........  $1,604,671    $1,665,063     $2,512,169    $(3,191,511)    $2,590,392
                                  ==========    ==========     ==========    ===========     ==========

                             METRIS COMPANIES INC.

                SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 2003

                                      METRIS                        NON-
                                     COMPANIES    GUARANTOR      GUARANTOR
                                       INC.      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                     ---------   ------------   ------------   ------------   ------------
                                                            (DOLLARS IN THOUSANDS)
NET INTEREST (EXPENSE) INCOME......  $ (45,265)   $   4,873      $  56,501      $      --      $  16,109
Provision for loan losses..........      2,568           --        124,182           (102)       126,648
                                     ---------    ---------      ---------      ---------      ---------
NET INTEREST (EXPENSE) INCOME AFTER
  PROVISION FOR LOAN LOSSES........    (47,833)       4,873        (67,681)           102       (110,539)
                                     ---------    ---------      ---------      ---------      ---------
OTHER OPERATING INCOME:
Securitization (expense) income....       (158)          --        174,976         (1,451)       173,367
Servicing income on
  securitized/sold receivables.....         --           --        176,627             --        176,627
Credit card fees, interchange and
  other credit card income
  (expense)........................      2,535       66,153         89,383        (78,579)        79,492
Enhancement services revenue.......         --           --        107,930             --        107,930
Loss on sale of credit card
  loans............................         --           --       (117,183)            --       (117,183)
(Loss) gain on sale of membership
  club and warranty business.......       (624)      28,011         45,787         11,613         84,787
Intercompany allocations...........      2,375      243,873         22,520       (268,768)            --
                                     ---------    ---------      ---------      ---------      ---------
                                         4,128      338,037        500,040       (337,185)       505,020
OTHER OPERATING EXPENSE:
Credit card account and other
  product solicitation and
  marketing expenses...............         --       50,144        101,137        (57,932)        93,349
Employee compensation..............         --      170,597          4,942             --        175,539
Data processing services and
  communications...................         18      (78,471)       161,584        (14,416)        68,715
Credit protection claims expense...         --           --         30,882             --         30,882
Occupancy and equipment............         --           --         36,564             --         36,564
Purchased portfolio premium
  amortization.....................         48           --         28,457         (3,505)        25,000
Mastercard/Visa assessment and
  fees.............................         --           --          9,243             --          9,243
Credit card fraud losses...........         51           --          3,770             --          3,821
Asset impairments, lease write-offs
  and severance....................         --           --         56,222             --         56,222
Loss on sale of deposits...........         --           --         32,963             --         32,963
Other..............................      2,863      124,418        (30,442)       (17,391)        79,448
Intercompany allocations...........         90       80,690        187,988       (268,768)            --
                                     ---------    ---------      ---------      ---------      ---------
                                         3,070      347,378        623,310       (362,012)       611,746
LOSS BEFORE INCOME TAX BENEFIT AND
  EQUITY IN (LOSS) INCOME OF
  SUBSIDIARIES.....................    (46,775)      (4,468)      (190,951)        24,929       (217,265)
Income tax (benefit) expense.......    (14,969)      (6,791)       (53,256)         5,490        (69,526)
Equity in loss of subsidiaries.....   (115,933)    (130,400)            --        246,333             --
                                     ---------    ---------      ---------      ---------      ---------
NET (LOSS) INCOME..................  $(147,739)   $(128,077)     $(137,695)     $ 265,772      $(147,739)
                                     =========    =========      =========      =========      =========

                             METRIS COMPANIES INC.

                SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 2002

                                          METRIS                        NON-
                                         COMPANIES    GUARANTOR      GUARANTOR
                                           INC.      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         ---------   ------------   ------------   ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
NET INTEREST (EXPENSE) INCOME..........  $(30,584)     $   (389)      $156,859      $      --       $125,886
Provision for loan losses..............      (603)           --        220,305            102        219,804
                                         --------      --------       --------      ---------       --------
NET INTEREST EXPENSE AFTER PROVISION
  FOR LOAN LOSSES......................   (29,981)         (389)       (63,446)          (102)       (93,918)
                                         --------      --------       --------      ---------       --------
OTHER OPERATING INCOME:
Securitization income(expense).........     3,168            --        324,872         (4,523)       323,517
Servicing income on securitized/sold
  receivables..........................        --            --        195,214             --        195,214
Credit card fees, interchange and other
  credit card income (expense).........     1,748        94,941        166,747       (100,262)       163,174
Enhancement services revenue
  (expense)............................        --        58,664        154,519        (59,667)       153,516
Intercompany allocations...............       166       266,604         45,742       (312,512)            --
                                         --------      --------       --------      ---------       --------
                                            5,082       420,209        887,094       (476,964)       835,421
OTHER OPERATING EXPENSE:
Credit card account and other product
  solicitation and marketing
  expenses.............................        16       112,249        181,196       (120,192)       173,269
Employee compensation..................    (1,101)      183,701         28,226             --        210,826
Data processing services and
  communications.......................        52       (92,080)       184,702         (8,800)        83,874
Credit protection claims expense.......        --         1,334         43,216             --         44,550
Occupancy and equipment................        --            --         48,013             --         48,013
Purchased portfolio premium
  amortization.........................       119            --         33,727         (3,626)        30,220
Mastercard/Visa assessment and fees....        --            --         13,869             --         13,869
Credit card fraud losses...............       177            --          8,470             --          8,647
Asset impairments, lease write-offs and
  severance............................        --            --         27,736             --         27,736
Other..................................     7,037       143,488        (40,918)        (9,391)       100,216
Intercompany allocations...............        80        92,814        219,618       (312,512)            --
                                         --------      --------       --------      ---------       --------
                                            6,380       441,506        747,855       (454,521)       741,220
(LOSS) INCOME BEFORE INCOME TAXES AND
  EQUITY IN INCOME OF SUBSIDIARIES.....   (31,279)      (21,686)        75,793        (22,545)           283
Income tax (benefit) expense...........    (9,377)      (20,107)        38,110         (6,759)         1,867
Equity in income (loss) of
  subsidiaries.........................    20,318        37,683             --        (58,001)            --
                                         --------      --------       --------      ---------       --------
NET (LOSS) INCOME......................  $ (1,584)     $ 36,104       $ 37,683      $ (73,787)      $ (1,584)
                                         ========      ========       ========      =========       ========

                             METRIS COMPANIES INC.

                SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 2001

                                         METRIS                        NON-
                                        COMPANIES    GUARANTOR      GUARANTOR
                                          INC.      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        ---------   ------------   ------------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS)
NET INTEREST INCOME (EXPENSE).........  $  8,579      $ (8,437)     $  202,719     $      --      $  202,861
Provision for loan losses.............     1,393            --         459,713            --         461,106
                                        --------      --------      ----------     ---------      ----------
NET INTEREST INCOME (EXPENSE) AFTER
  PROVISION FOR LOAN LOSSES...........     7,186        (8,437)       (256,994)           --        (258,245)
                                        --------      --------      ----------     ---------      ----------
OTHER OPERATING INCOME:
Securitization income.................        67            --         650,333            --         650,400
Servicing income on securitized/sold
  receivables.........................        --            --         159,074            --         159,074
Credit card fees, interchange and
  other credit card income
  (expense)...........................     2,890        31,507         318,718       (31,067)        322,048
Enhancement services revenues.........        --        57,836          84,086            --         141,922
Intercompany allocations..............       152       229,643          34,807      (264,602)             --
                                        --------      --------      ----------     ---------      ----------
                                           3,109       318,986       1,247,018      (295,669)      1,273,444
OTHER OPERATING EXPENSE:
Credit card account and other product
  solicitation and marketing
  expenses............................        --        12,869         175,140            --         188,009
Employee compensation.................     1,101       197,646          26,716            --         225,463
Data processing services and
  communications......................         3       (90,538)        198,876       (18,119)         90,222
Credit protection claims expense......        --           877          29,580            --          30,457
Credit card fraud losses..............         1             5           9,062            --           9,068
Purchased portfolio premium
  amortization........................        --            --          32,116        (1,839)         30,277
Occupancy and equipment...............        --            --          47,572            --          47,572
Mastercard/Visa assessment and fees...        --            --          16,522            --          16,522
Other.................................      (392)      127,304         (34,366)       (2,852)         89,694
Intercompany allocations..............       127        57,355         207,120      (264,602)             --
                                        --------      --------      ----------     ---------      ----------
                                             840       305,518         708,338      (287,412)        727,284
INCOME BEFORE INCOME TAXES, EQUITY IN
  INCOME OF SUBSIDIARIES, AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE..............................     9,455         5,031         281,686        (8,257)        287,915
Income tax expense (benefit)..........     3,646         1,168         111,875        (3,029)        113,660
Equity in income (loss) of
  subsidiaries........................   154,220       155,585              --      (309,805)             --
                                        --------      --------      ----------     ---------      ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE................   160,029       159,448         169,811      (315,033)        174,255
Cumulative effect of accounting
  change, net.........................        --            --          14,226            --          14,226
                                        --------      --------      ----------     ---------      ----------
NET INCOME (LOSS).....................  $160,029      $159,448      $  155,585     $(315,033)     $  160,029
                                        ========      ========      ==========     =========      ==========

                             METRIS COMPANIES INC.

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2003

                                    METRIS                        NON-
                                   COMPANIES    GUARANTOR      GUARANTOR
                                     INC.      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   ------------   ------------   ------------
                                                          (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
Net cash (used in) provided by
  operating activities...........  $(166,479)   $(114,182)    $  (330,567)     $271,997      $(339,231)
                                   ---------    ---------     -----------      --------      ---------
INVESTING ACTIVITIES:
Proceeds from transfers of
  portfolios to the Metris Master
  Trust..........................         --           --         695,459            --        695,459
Net cash from loan originations
  and principal collections on
  loans receivable...............    (13,962)          --        (766,070)      (14,001)      (794,033)
Proceeds from sales of credit
  card portfolios to
  third-parties..................         --           --         891,256            --        891,256
Proceeds from sale of membership
  club and warranty business.....         --        8,100          36,900            --         45,000
Disposal of property and
  equipment, net.................         --        5,717          20,225            --         25,942
Investment in subsidiaries.......    180,419      275,006         512,963      (968,388)            --
                                   ---------    ---------     -----------      --------      ---------
Net cash provided by (used in)
  investing activities...........    166,457      288,823       1,390,733      (982,389)       863,624
                                   ---------    ---------     -----------      --------      ---------
FINANCING ACTIVITIES:
Net increase (decrease) in
  debt...........................      1,320       (9,421)             --            --         (8,101)
Sale of deposits.................         --           --        (559,282)           --       (559,282)
Net decrease in deposits.........         --           --        (327,210)           --       (327,210)
Premium paid and transaction
  costs on deposits sold.........         --           --         (32,963)           --        (32,963)
Proceeds from issuance of common
  stock..........................      1,416           --              --            --          1,416
Repurchase of common stock.......         --     (170,295)       (540,097)      710,392             --
                                   ---------    ---------     -----------      --------      ---------
Net cash provided by (used in)
  financing activities...........      2,736     (179,716)     (1,459,552)      710,392       (926,140)
                                   ---------    ---------     -----------      --------      ---------
Net increase (decrease) in cash
  and cash equivalents...........      2,714       (5,075)       (399,386)           --       (401,747)
Cash and cash equivalents at
  beginning of year..............     (3,795)       8,109         575,918            --        580,232
                                   ---------    ---------     -----------      --------      ---------
Cash and cash equivalents at end
  of year........................  $  (1,081)   $   3,034     $   176,532      $     --      $ 178,485
                                   =========    =========     ===========      ========      =========

                             METRIS COMPANIES INC.

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2002

                                    METRIS                        NON-
                                   COMPANIES    GUARANTOR      GUARANTOR
                                     INC.      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   ------------   ------------   ------------
                                                          (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
Net cash provided by (used in)
  operating activities...........  $ 78,331     $  51,110     $   209,857     $ (30,787)    $   308,511
                                   --------     ---------     -----------     ---------     -----------
INVESTING ACTIVITIES:
Proceeds from sales and
  repayments of securitized
  loans..........................        --            --       2,087,097            --       2,087,097
Net cash from loan originations
  and principal collections on
  loans receivable...............    (1,554)           --        (703,060)           --        (704,614)
Proceeds from sales of credit
  card portfolios to
  third-parties..................        --            --          16,278            --          16,278
Additions to property and
  equipment, net.................        --        (5,161)           (998)           --          (6,159)
Investment in subsidiaries.......   (96,479)      248,588         243,969      (396,078)             --
                                   --------     ---------     -----------     ---------     -----------
Net cash (used in) provided by
  investing activities...........   (98,033)      243,427       1,643,286      (396,078)      1,392,602
                                   --------     ---------     -----------     ---------     -----------
FINANCING ACTIVITIES:
Net increase (decrease) in
  debt...........................    45,304          (559)       (292,000)      (43,000)       (290,255)
Net decrease in deposits.........        --            --      (1,165,254)           --      (1,165,254)
Cash dividends paid..............    (3,728)           --              --            --          (3,728)
Proceeds from issuance of common
  stock..........................     2,011            --              --            --           2,011
Capital contributions............        --      (287,374)       (182,491)      469,865              --
Repurchase of common stock.......   (45,294)           --              --            --         (45,294)
                                   --------     ---------     -----------     ---------     -----------
Net cash (used in) provided by
  financing activities...........    (1,707)     (287,933)     (1,639,745)      426,865      (1,502,520)
                                   --------     ---------     -----------     ---------     -----------
Net (decrease) increase in cash
  and cash equivalents...........   (21,409)        6,604         213,398            --         198,593
Cash and cash equivalents at
  beginning of year..............    17,614         1,505         362,520            --         381,639
                                   --------     ---------     -----------     ---------     -----------
Cash and cash equivalents at end
  of year........................  $ (3,795)    $   8,109     $   575,918     $      --     $   580,232
                                   ========     =========     ===========     =========     ===========

                             METRIS COMPANIES INC.

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001

                                       METRIS                        NON-
                                      COMPANIES    GUARANTOR      GUARANTOR
                                        INC.      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      ---------   ------------   ------------   ------------   ------------
                                                             (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
Net cash provided by (used in)
  operating activities..............  $ 161,612    $ 132,930     $   498,252     $(315,033)    $   477,761
                                      ---------    ---------     -----------     ---------     -----------
INVESTING ACTIVITIES:
Proceeds from transfers of
  portfolios to the Metris Master
  Trust.............................         --           --         553,180            --         553,180
Net cash from loan originations and
  principle collections on loans
  receivable........................       (503)          --      (1,126,886)           --      (1,127,389)
Credit card portfolio
  acquisitions......................         --           --        (290,774)           --        (290,774)
(Additions to) disposal of property
  and equipment, net................         --      (18,257)         12,549            --          (5,708)
Investments in subsidiaries.........   (218,746)    (170,922)          2,238       387,430              --
                                      ---------    ---------     -----------     ---------     -----------
Net increase (decrease) in debt.....   (219,249)    (189,179)       (849,693)      387,430        (870,691)
                                      ---------    ---------     -----------     ---------     -----------
FINANCING ACTIVITIES:
Net increase (decrease) in debt.....        900       (1,062)        292,000            --         291,838
Net decrease in deposits............         --           --         (48,191)           --         (48,191)
Cash dividends paid.................     (3,752)          --              --            --          (3,752)
Proceeds from issuance of common
  stock.............................     26,248           --              --            --          26,248
Capital contributions...............         --       48,156          24,241       (72,397)             --
Repurchase of common stock..........    (13,014)          --              --            --         (13,014)
                                      ---------    ---------     -----------     ---------     -----------
Net cash provided by (used in)
  financing activities..............     10,382       47,094         268,050       (72,397)        253,129
                                      ---------    ---------     -----------     ---------     -----------
  Net (decrease) increase in cash
     and cash equivalents...........    (47,255)      (9,155)        (83,391)           --        (139,801)
Cash and cash equivalents at
  beginning of year.................     64,869       10,660         445,911            --         521,440
                                      ---------    ---------     -----------     ---------     -----------
Cash and cash equivalents at end of
  year..............................  $  17,614    $   1,505     $   362,520     $      --     $   381,639
                                      =========    =========     ===========     =========     ===========

                     METRIS COMPANIES INC. AND SUBSIDIARIES

            SUMMARY OF CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
                                 AND STOCK DATA

                                                                         2003
                                                    ----------------------------------------------
                                                     FOURTH       THIRD      SECOND       FIRST
                                                     QUARTER     QUARTER     QUARTER     QUARTER
                                                    ---------   ---------   ---------   ----------
                                                                     (UNAUDITED)
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
SUMMARY OF OPERATIONS:
Interest income...................................  $  2,281    $ 24,656    $ 31,432    $  32,161
Interest expense..................................    14,068      22,296      18,716       19,341
                                                    --------    --------    --------    ---------
Net Interest Income...............................   (11,787)      2,360      12,716       12,820
Provision for loan losses.........................    18,810      33,019      30,033       44,786
Other Operating Income............................   163,838     135,319     126,192       79,671
Other Operating Expense(1)........................    93,290     196,836     146,474      175,146
                                                    --------    --------    --------    ---------
Income (Loss) Before Income Taxes.................    39,951     (92,176)    (37,599)    (127,441)
Income taxes......................................     5,134     (17,198)    (12,851)     (44,611)
                                                    --------    --------    --------    ---------
Net Income (Loss).................................    34,817     (74,978)    (24,748)     (82,830)
Preferred Stock Dividends.........................    10,358      10,131       9,908        9,689
                                                    --------    --------    --------    ---------
Net Income (Loss) Applicable to Common
  Stockholders....................................  $ 24,459    $(85,109)   $(34,656)   $ (92,519)
                                                    ========    ========    ========    =========
PER COMMON SHARE:
Earnings (Loss) per Share:
  Basic...........................................  $   0.39    $  (1.48)   $  (0.60)   $   (1.62)
  Diluted.........................................      0.39       (1.48)      (0.60)       (1.62)
Shares used to Compute EPS (000's):
  Basic...........................................    88,580      57,546      57,462       57,257
  Diluted.........................................    88,750      57,546      57,462       57,257
Cash Dividends:...................................  $     --    $     --    $     --    $      --
Market Prices:
  High............................................  $   5.06    $   6.68    $   6.87    $    2.92
  Low.............................................      3.80        2.78        2.11         1.25
  Close...........................................      4.44        4.12        5.55         2.35

                     METRIS COMPANIES INC. AND SUBSIDIARIES

            SUMMARY OF CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
                                 AND STOCK DATA

                                                                         2002
                                                     ---------------------------------------------
                                                      FOURTH       THIRD      SECOND       FIRST
                                                      QUARTER     QUARTER     QUARTER     QUARTER
                                                     ---------   ---------   ---------   ---------
                                                                      (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
SUMMARY OF OPERATIONS:
Interest income....................................  $ 39,350    $ 31,416    $ 68,792    $ 89,844
Interest expense...................................    21,144      23,252      26,955      32,165
                                                     --------    --------    --------    --------
Net Interest Income................................    18,206       8,164      41,837      57,679
Provision for loan Losses..........................    40,987      26,340      90,601      61,876
Other Operating Income.............................   147,480     262,967     167,556     257,418
Other Operating Expense(1).........................   186,636     174,540     198,954     181,090
                                                     --------    --------    --------    --------
Income (Loss) Before Income Taxes..................   (61,937)     70,251     (80,162)     72,131
Income taxes.......................................   (21,145)     25,201     (30,040)     27,851
                                                     --------    --------    --------    --------
Net Income (Loss)..................................   (40,792)     45,050     (50,122)     44,280
Preferred Stock Dividends..........................     9,822       9,605       9,394       9,188
                                                     --------    --------    --------    --------
Net Income (Loss) Applicable to Common
  Stockholders.....................................  $(50,614)   $ 35,445    $(59,516)   $ 35,092
                                                     ========    ========    ========    ========
PER COMMON SHARE:
Earnings (Loss) per Share:
  Basic............................................  $  (0.88)   $   0.50    $  (0.97)   $   0.46
  Diluted..........................................     (0.88)       0.50       (0.97)       0.46
Shares used to Compute EPS (000's):
  Basic............................................    57,199      89,574      61,503      96,032
  Diluted..........................................    57,199      89,579      61,503      96,973
Cash Dividends:....................................  $  0.010    $  0.010    $  0.010    $  0.010
Market Prices:
  High.............................................  $   4.70    $   8.40    $  22.75    $  27.49
  Low..............................................      1.45        1.61        7.39       12.35
  Close............................................      2.47        2.31        8.31       20.00

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

/s/ DAVID D. WESSELINK                               /s/ JOHN A. WITHAM
---------------------------------------------------  ---------------------------------------------------
David D. Wesselink                                   John A. Witham
Chairman and Chief Executive Officer                 Executive Vice President and
                                                     Chief Financial Officer

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

                                          /s/ KPMG LLP
                                          --------------------------------------
                                          KPMG LLP

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The current directors of the Company elected by our common stockholders are as follows. Directors elected by our common stockholders serve a one-year term which will expire at the Company's 2004 Annual Meeting of Stockholders.

     Lee R. Anderson, Sr. (age 64; director since 1997) is Chairman and Chief Executive Officer of the API Group, Inc. located in Saint Paul, Minnesota, a group of 23 separate construction, manufacturing, fire protection and material distribution companies operating out of 90 offices in the United States, Canada and Great Britain.

     John A. Cleary (age 72; director since 1998) was the Chief Executive Officer of Donnelley Marketing, Inc. from 1979 until 1993. Donnelley Marketing, Inc. was a subsidiary of Dun and Bradstreet Corporation until 1991 when it was acquired by a group of investors and senior management. Mr. Cleary continued as CEO until 1993 when he was elected Vice Chairman of the Board of Directors, a position he held until 1996 when First Data Corporation acquired the company. Mr. Cleary continued as a senior advisor and consultant to the company. Mr. Cleary is also a director of SoundWater, Inc., a non-profit environmental education organization dedicated to the preservation and protection of Long Island Sound. Mr. Cleary was also a director of the Direct Marketing Association from 1985 to 1996, and served as Chairman of its Board from 1990 to 1991.

     Walter M. Hoff (age 51; director since 1999) is Chairman and Chief Executive Officer of NDCHealth. Prior to joining NDCHealth, Mr. Hoff was Executive Vice President of First Data Corporation from 1991 to 1997, with responsibility for First Data Card Services Group. Mr. Hoff served as Chief Financial Officer and Executive Vice President of American Express Information Services Corporation (predecessor to First Data Corporation) from 1989 to 1991.

     Edward B. Speno (age 67; director since 2000) was Executive Vice President of Credit Card Service Corporation ("CCSC") from 1982 to 1991. Prior to joining CCSC, he was Executive Vice President and Business Manager of Citicorp Financial, Inc. from 1977 to 1982. Mr. Speno served as Vice President of Citibank, N.A. from 1975 to 1982. He is a past director of CCC Information Service Group, Inc., CCSC and its various subsidiaries, Multibank Financial Corp., and Speno Railroad Ballast Cleaning Company. Mr. Speno is a charter member of the John Carroll Society of the Archdiocese of Baltimore. He is also a member of the advisory boards of the Dana and Albert Broccoli Center for Aortic Diseases and The Cardiovascular Institute, Heart Initiative, at the Johns Hopkins University School of Medicine, and is Fundraising Chairman for the Henry Ciccarone Center for the Prevention of Heart Disease at Johns Hopkins.

     Frank D. Trestman (age 69; director since 1996) has been President of Trestman Enterprises, an investment and business development firm, for the past seven years. Mr. Trestman is also Chairman of The Avalon Group, a real estate development company. He has been a consultant to McKesson Corporation and is the former Chairman of the Board and Chief Executive Officer of Mass Merchandisers, Inc., a distributor of non-food products to grocery retailers and a former subsidiary of McKesson Corporation. Mr. Trestman is a director of Insignia Systems, Inc. and Best Buy Co., Inc. He also serves on the Board of Trustees of The Harry Kay Foundation and is Chair of the Jewish Community Capital Campaign.

     David D. Wesselink (age 61; director since 2002) has been Chairman and Chief Executive Officer of the Company since December 2002. Mr. Wesselink previously was Vice Chairman of the Company from September 2000 to December 2002, and Executive Vice President and Chief Financial Officer of the Company from December 1998 to August 2000. Prior to joining the Company, Mr. Wesselink was Senior Vice President and Chief Financial Officer of Advanta Corporation from 1993 to February 1998. Prior to Advanta Corporation, he held several positions at Household Finance Corp. and Household International, Inc. from 1971 to 1993, including Senior Vice President from 1986 to 1993, and Chief Financial Officer from 1982 to 1993. Mr. Wesselink is also a director of Saxon Capital, Inc., CFC International, Inc., MasterCard Incorporated US Region Board, American Financial Services Association and Central College.

     The current directors of the Company elected by our preferred stockholders are as follows. Directors elected by our preferred stockholders serve a one-year term which will expire at the Company's 2004 Annual Meeting of Stockholders.

     C. Hunter Boll (age 48; director since 1999) has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1986. From 1984 through 1986, Mr. Boll was with The Boston Consulting Group. From 1977 through 1982, he served as an Assistant Vice President, Energy and Minerals Division of Chemical Bank. Mr. Boll is a director of Cott Corp., TransWestern Publishing, L.P., and United Industries, Inc.

     Thomas M. Hagerty (age 41; director since 1999) has been employed by Thomas
H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1988. Prior to joining Thomas H. Lee Partners, L.P., Mr. Hagerty was in the mergers and acquisitions department of Morgan Stanley & Co. Incorporated. Mr. Hagerty is a director of Affordable Residential Communities Inc., ARC Holdings, Cott Corp., Houghton Mifflin Company, MGIC Investment Corporation and Syratech Corp. Mr. Hagerty is also a

Vice President of T.H. Lee Mezzanine II, the Administrative General Partner of Thomas H. Lee Advisors II, L.P., which is the sole limited partner of the Managing General Partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. Mr. Hagerty was the Interim Chief Financial Officer of Conseco, Inc. from July 2000 through April 2001. On December 17, 2002, Conseco, Inc. voluntarily commenced a case under Chapter 11 of the United States Code in the United States Bankruptcy Court, Northern District of Illinois, Eastern Division.

     David V. Harkins (age 63; director since 1999) has been affiliated with Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since its founding in 1974, and currently serves as President of Thomas H. Lee Partners, L.P. In addition, he has over 30 years experience in the investment and venture capital industry with the John Hancock Mutual Life Insurance Company, where he began his career, as well as TA Associates and Massachusetts Capital Corporation. Mr. Harkins also founded National Dentex Corporation and serves as Chairman of the Board. He is currently a director of Cott Corp. and Syratech Corp. Mr. Harkins also serves as President and Trustee of T.H. Lee Mezzanine II, the Administrative General Partner of Thomas H. Lee Advisors II, L.P., which is the sole limited partner of the Managing General Partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., Principal Managing Director of Thomas H. Lee Advisors, LLC, TH Lee, Putnam Capital Advisors, LLC, and Thomas H. Lee Management Company, LLC, President of THL Fund IV Bridge Corp. and THL Investment Management Corp., and Vice President of THL Equity Holdings III, Inc.

     Thomas H. Lee (age 60; director since 1999) founded Thomas H. Lee Partners, L.P.'s predecessor, Thomas H. Lee Company, in 1974 and from that time through July 1999, served as its President. Mr. Lee currently serves as General Director of Thomas H. Lee Partners, L.P., which is a Boston-based private equity firm that focuses on investments in growth companies. From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank's high technology lending group from 1968 to 1974. Mr. Lee is also a director of Vertis Holdings, Inc., Finlay Fine Jewelry Corporation, First Security Services Corporation, Miller Import Corporation, Safelite Glass Corporation, The Smith & Wollensky Restaurant Group, Inc., Vail Resorts, Inc., and Wyndham International, Inc. Mr. Lee is an individual general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. Mr. Lee also serves as Chairman of T.H. Lee Mezzanine II, the Administrative General Partner of Thomas H. Lee Advisors II, L.P., which is the sole limited partner of the Managing General Partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.

BOARD COMPOSITION

     Mr. Hoff has notified the Board of Directors that he does not intend to stand for re-election at our 2004 Annual Meeting of Stockholders. Furthermore, New York Stock Exchange rules requiring that a majority of the members of our Board be independent directors by the date of that meeting will require additional changes to the composition of our Board.

EXECUTIVE OFFICERS

     Information regarding the Company's executive officers is set forth in Part I of the Form 10-K under "Item 1. Business -- Executive Officers of the Registrant."

AUDIT COMMITTEE FINANCIAL EXPERT

     The Board of Directors has determined that Frank D. Trestman, Chairman of the Audit Committee, is an "audit committee financial expert" as defined by Item 401(h) of SEC Regulation S-K. Mr. Trestman meets the independence requirements set forth in the NYSE listing standards.

     Each member of the Audit Committee can read and understand fundamental financial statements, including the Company's balance sheet, income statement and cash flow statement.

AUDIT COMMITTEE

     The Company's Board of Directors has a separately-designated standing Audit Committee, currently comprised of Frank D. Trestman, Walter M. Hoff and Edward
B. Speno. The Audit Committee supervises and reviews the Company's financial and accounting practices, reviews and discusses financial information with management before the public release of quarterly earnings information, meets with PricewaterhouseCoopers LLP, our internal auditor, and makes recommendations to the Board as to the selection of the independent auditor.

DIRECTOR NOMINATION PROCEDURES

     There have been no material changes made to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the last annual meeting of stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To our knowledge, based upon a review of our records and responses to questionnaires of all reporting officers and directors, all reports required to be filed by the Company's executive officers, directors and beneficial owners of more than 10% of Common Stock pursuant to Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2003, were filed on a timely basis.

CODE OF ETHICS

     The Company has adopted a Code of Conduct and Business Ethics that is applicable to all of its employees, as well as its Board of Directors. In addition, the Company has adopted a Code of Conduct and Business Ethics for Senior Financial Management that is applicable to its principal executive officer, principal financial officer, principal accounting officer and other employees performing similar functions. Both Codes of Conduct are posted on our website at www.metriscompanies.com.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVES

     For the fiscal years ended December 31, 2003, 2002 and 2001, the following table sets forth the cash and non-cash compensation awarded to or earned by our Chief Executive Officer and our four most highly compensated executive officers who served as executive officers at December 31, 2003, as well as one additional individual who would have been one of our four most highly compensated executive officers but was not serving as such at December 31, 2003. John A. Witham was not employed by the Company in 2001.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM COMPENSATION
                                             ANNUAL COMPENSATION                       AWARDS
                                    --------------------------------------   --------------------------
                                                                OTHER        RESTRICTED    SECURITIES
                                                               ANNUAL          STOCK       UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR   SALARY(a)    BONUS     COMPENSATION(b)   AWARDS(c)    OPTIONS(#)(d)   COMPENSATION(e)
---------------------------  ----   ---------   --------   ---------------   ----------   -------------   ---------------
David D. Wesselink......     2003   $628,135    $      0      $193,124        $     0        400,000        $1,282,568
Chairman and                 2002   $461,034    $      0      $145,378        $     0        140,230        $  818,955
Chief Executive Officer      2001   $418,654    $825,563      $181,080        $27,519        160,322        $  600,346
Richard G. Evans........     2003   $321,923    $      0      $ 37,240        $     0         75,000        $  290,999
Executive Vice President,    2002   $300,000    $      0      $ 40,190        $     0         72,846        $  267,498
General Counsel              2001   $167,308    $275,000      $ 23,675        $ 9,167         75,000        $  243,857
John A. Witham..........     2003   $288,952    $      0      $ 37,540        $     0         75,000        $  224,976
Executive Vice President,    2002   $140,384    $100,000      $ 19,990        $     0         25,000        $  182,601
Chief Financial Officer
Dan N. Piteleski........     2003   $255,192    $      0      $ 27,647        $     0         68,189        $  207,033
Executive Vice President,    2002   $239,279    $      0      $ 33,236        $     0         67,598        $  200,930
Chief Information Officer    2001   $147,115    $200,000      $ 23,336        $     0         30,000        $  110,140
Matthew S. Melius.......     2003   $251,651    $      0      $ 39,633        $     0         75,000        $   82,171
Executive Vice President,    2002   $230,516    $      0      $ 34,542        $     0         56,092        $   81,940
Credit Risk Management;      2001   $204,461    $400,000      $ 61,172        $     0         60,560        $   72,283
President and CEO of Direct
  Merchants Bank
Joseph A. Hoffman(f)....     2003   $284,631    $      0      $ 83,982        $     0         68,189        $    9,422
Former Executive Vice        2002   $329,308    $      0      $ 56,668        $     0         80,132        $  156,018
President, Credit Card       2001   $299,038    $526,350      $103,323        $43,863         91,612        $  134,587
Marketing/Operations

---------------

(a) Amounts in this column include base pay and any paid time off.

(b) Amounts reported in this column include items such as a cash perquisite allowance, executive medical reimbursement, financial planning and tax preparation, personal or non-business travel, and gross-up payments to pay income taxes on such amounts. Amounts paid that represent more than 25% of total perquisites for each named executive officer for each of the fiscal years above are as follows:

          2003: Mr. Wesselink received $66,021 for commuting expenses and a tax gross-up amount of $70,383; Messrs. Evans, Witham and Piteleski each received a perquisite allowance of $26,052; Mr. Melius received a perquisite allowance of $24,678; and Mr. Hoffman received a perquisite allowance of $20,625.

          2002: Mr. Wesselink received $65,493 for commuting expenses and a tax gross-up amount of $53,305; Messrs. Evans, Piteleski, Melius and Hoffman each received a perquisite allowance of $26,052; and Mr. Witham received a perquisite allowance of $12,907.

          2001: Mr. Wesselink received $70,407 for commuting expenses and a tax gross-up amount of $57,304; Mr. Evans received $4,150 for spousal travel, a tax gross-up amount of $2,254 and a perquisite allowance of $15,197; Mr. Piteleski received $6,133 for spousal travel, a tax gross-up amount of $3,332 and a perquisite allowance of $13,704; Mr. Melius received $19,702 for spousal travel, a tax gross-up amount of $10,703 and a perquisite allowance of $20,556; and Mr. Hoffman received $38,040 for spousal travel, a tax gross-up amount of $20,664 and a perquisite allowance of $26,052. Mr. Witham was not employed by the Company in 2001.

(c) Amounts reported in this column represent the dollar value of the Company match of Restricted Stock Units ("RSUs") made under the Company's Management Stock Purchase Plan and Annual Incentive Bonus Plan for Designated Corporate Officers. The number of Company match RSUs for each of the named executive officers is as follows: Mr. Wesselink in 2001 (1,963 shares); Mr. Evans in 2001 (654 shares); Mr. Piteleski in 2001 (476 shares); and Mr. Hoffman in 2001 (3,129 shares). The Company match RSUs granted in 2001 vest on December 31, 2004. No Company match RSUs were granted in 2002 or 2003. Mr. Witham was not employed by the Company in 2001. Mr. Melius did not participate in the Management Stock Purchase Plan in 2001. The value of the restricted stock award and the RSUs were determined by multiplying the closing market price of the Company's Common Stock on the date of grant by the number of shares awarded. Dividends, when declared, were paid on the shares of restricted stock at the same rate as paid to all stockholders.

(d) Amounts represent option grants to purchase the Company's Common Stock under the Metris Companies Inc. Amended and Restated Long-Term Incentive and Stock Option Plan.

(e) The amounts disclosed in this column include, for each of the years listed:

          2003: Supplemental Executive Retirement Plan ("SERP") payments of $1,264,613 for Mr. Wesselink, $280,374 for Mr. Evans, $215,933 for Mr.
     Witham, $197,938 for Mr. Piteleski, $73,748 for Mr. Melius, and $0 for Mr. Hoffman. 401(k) matching contributions in the amount of $8,000 for Messrs. Wesselink, Evans, Piteleski, Melius and Hoffman, and $7,779 for Mr. Witham.

          2002: SERP payments of $798,444 for Mr. Wesselink, $251,687 for Mr. Evans, $80,829 for Mr. Witham, $188,408 for Mr. Piteleski, $67,056 for Mr. Melius and $140,568 for Mr. Hoffman; Non-Qualified Deferred Restorative Retirement Plan ("DRRP") payments of $9,000 for Messrs. Wesselink, Evans, Witham, Piteleski, Melius and Hoffman; and 401(k) matching contributions in the amount of $5,500 for Messrs. Wesselink, Evans, Witham, Piteleski, Melius and Hoffman.

          2001: SERP payments of $583,035 for Mr. Wesselink, $229,123 for Mr. Evans, $109,519 for Mr. Piteleski, $57,850 for Mr. Melius, and $119,335 for Mr. Hoffman; DRRP payments of $9,000 for Messrs. Wesselink, Piteleski, Melius and Hoffman, and $0 for Mr. Evans; 401(k) matching contributions in the amount of $5,100 for Messrs. Wesselink, Piteleski, Melius and Hoffman, and $0 for Mr. Evans. Mr. Witham was not employed by the Company in 2001.

(f) Mr. Hoffman's employment with the Company terminated October 3, 2003.

     The following table shows information concerning stock options granted during the fiscal year ended December 31, 2003, for the named executive officers. The percentage of total options set forth below is based on an aggregate of 1,622,794 options granted to employees during 2003. All options were granted with an exercise price equal to the closing price of the Company's Common Stock on the New York Stock Exchange on the day prior to the date of grant.

                       OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                   NUMBER OF     % OF TOTAL
                                   SECURITIES     OPTIONS
                                   UNDERLYING    GRANTED TO    EXERCISE
                                    OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION      GRANT DATE
NAME                               GRANTED(a)       2003       ($/SHARE)      DATE      PRESENT VALUE(b)
----                               ----------   ------------   ---------   ----------   ----------------
David D. Wesselink...............   400,000         25.0%        $1.80      02/10/13        $501,560
John A. Witham...................    75,000          4.7%        $1.30      03/18/13        $ 73,995
Richard G. Evans.................    75,000          4.7%        $1.30      03/18/13        $ 73,995
Dan N. Piteleski.................    68,189          4.3%        $1.30      03/18/13        $ 67,275
Matthew S. Melius................    75,000          4.7%        $1.30      03/18/13        $ 73,995
Joseph A. Hoffman(c).............    68,189          4.3%        $1.30      03/18/13        $ 67,275

---------------

(a) These options were granted under the Metris Companies Inc. Amended and Restated Long-Term Incentive and Stock Option Plan and expire 10 years after their grant date. Mr. Wesselink was granted options on February 10, 2003; 50% of the grant vested immediately and 50% will vest on February 10,

    2005. All other options were granted on March 18, 2003 and will vest in equal increments over three years. These options have an option reload provision which allows the executive to cover the tax and cost of the option exercise by surrendering mature shares. The executive is then granted an option to purchase the number of shares of Common Stock equal to the number of shares surrendered.

(b) The dollar amounts reflected in this column are the result of calculations of the present value of the grant on the date of grant using the Black-Scholes option pricing method and the following assumptions: 0% dividend yield, 111.4% expected volatility, 1.5% risk-free interest rate and
    3.7 year expected life. The actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock.

(c) Mr. Hoffman's employment with the Company terminated October 3, 2003. All options previously granted to him continued to vest for 90 days from his last date of employment. He had seven months from the last day employed to exercise any vested options or such options expired.

     The following table indicates the number of shares of Common Stock acquired upon the exercise of options in the fiscal year ended December 31, 2003, and the value and number of shares of Common Stock subject to exercisable and unexercisable options held as of December 31, 2003, by each of the named executive officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                  NUMBER OF SECURITIES   VALUE OF UNEXERCISED
                                                                       UNDERLYING            IN-THE-MONEY
                                                                  UNEXERCISED OPTIONS          OPTIONS
                                                                      AT 12/31/03           AT 12/31/03(1)
                                  SHARES ACQUIRED      VALUE          EXERCISABLE/           EXERCISABLE/
NAME                              ON EXERCISE(#)    REALIZED($)      UNEXERCISABLE          UNEXERCISABLE
----                              ---------------   -----------   --------------------   --------------------
David D. Wesselink..............         0              $0              666,414                $528,000
                                                                        478,756                $528,000
Richard G. Evans................         0              $0               42,439                $      0
                                                                        180,407                $235,500
John A. Witham..................         0              $0                6,250                $ 13,688
                                                                         93,750                $276,563
Dan N. Piteleski................         0              $0               22,721                $      0
                                                                        143,066                $214,113
Matthew S. Melius...............         0              $0              114,821                $      0
                                                                        171,165                $235,500
Joseph A. Hoffman(2)............         0              $0              239,371                $      0
                                                                        216,548                $      0

---------------

(1) The value of unexercised in-the-money options represents the aggregate difference between the market value on December 31, 2003, of the Company's Common Stock based on its closing price as reported on the New York Stock Exchange for that day, and the applicable exercise prices of the options.

(2) Mr. Hoffman's employment with the Company terminated October 3, 2003. All options previously granted to him continued to vest for 90 days from his last date of employment. He had seven months from his last date employed to exercise any vested options or such options expired.

COMPENSATION OF DIRECTORS

     Only non-employee directors received compensation for serving as directors of the Company. We pay the following to non-employee directors.

Annual Retainer......................   $30,000 to each Board member
                                        $30,000 to each Executive Committee member
Attendance Fees......................   $3,500 for each Board and Committee meeting attended
                                        in person
                                        $1,750 for each Board and Committee meeting attended
                                        via teleconference
Committee Chair Stipend..............   $10,000 annually for Audit Committee
                                        $5,000 annually for Compensation Committee and
                                        Nominating/Corporate Governance Committee

     In 2003, non-employee directors received compensation totaling $1,101,507 as a group.

     We believe that payment of compensation to non-employee directors should not be solely in the form of cash but should be tied to the Company's performance. In October 1996, the Board adopted a Non-Employee Director Stock Option Plan. The first grants under the plan went to non-employee directors serving at the time of our initial public offering. Those grants were in the amount of 15,000 shares to each non-employee director with an exercise price of $5.33, which was the price of the Common Stock at the time of the initial public offering, and were subsequently adjusted for the two-for-one stock split in June 1999, and the three-for-two stock split in June 2000.

     The Board adopted a resolution in May 2001 updating a policy that it originally approved in April 1997, whereby non-employee directors receive options to purchase Common Stock at the fair market value on certain dates. That policy awards 7,500 options to each non-employee director upon commencement of service on the Board. Each non-employee director also receives options to purchase 7,500 shares annually. The exercise price for those options is based on the closing price of the Common Stock the day before the grant. The options are immediately exercisable. In 2003, our non-employee directors (Lee R. Anderson, Sr., C. Hunter Boll, John A. Cleary, Thomas M. Hagerty, David V. Harkins, Walter
M. Hoff, Thomas H. Lee, Edward B. Speno and Frank D. Trestman) were each awarded options to purchase 7,500 shares of Common Stock of the Company under the Metris Companies Inc. Amended and Restated Non-Employee Director Stock Option Plan.

     The Board may change the amounts and timing of such awards in the future. To date, the Board has granted options to purchase up to 669,000 shares of Common Stock to its non-employee directors.

     Directors that are employees of the Company do not receive compensation for service as a director. However, all directors, including employee directors, are reimbursed for reasonable travel, lodging and other incidental expenses incurred in attending meetings of the Board and its Committees.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Deferred Restorative Retirement Plan. In November 1999, the Compensation Committee of the Board adopted a Deferred Restorative Retirement Plan ("DRRP") that was limited to a select group of management and highly compensated employees of the Company as a means of sheltering a portion of their income from current taxation while accumulating resources for future investments or retirement. The DRRP is designed to make whole an employee whose benefits under the Company's 401(k) Plan are limited by the application of Section 415 of the Internal Revenue Code, which limits the amount of contributions that can be made to a defined contribution plan on behalf of an employee. Under the DRRP, participants may defer up to 15% of their salary and bonus with a maximum compensation level of $300,000. The DRRP allowed for a 50% match on the first 6% of eligible compensation deferred by the employee. The DRRP also restored the discretionary profit sharing contribution if made under the 401(k) Plan for compensation recognized above the Section 415 limit up to $300,000. On February 10, 2003, the

Compensation Committee terminated the DRRP and directed the distribution of vested balances to plan participants.

     Supplemental Executive Retirement Plan. In October 1999, the Compensation Committee of the Board adopted a Supplemental Executive Retirement Plan ("SERP") that covers the Company's officers or other senior management employees who are selected for participation by the Compensation Committee and the CEO. The SERP is an account balance plan to which the Company makes annual contributions targeted to provide a specified benefit at retirement. Under the SERP, the Company will pay a benefit to a participant whose employment relationship with the Company is completely severed either (a) at age 65, or (b) if the participant has completed five years of plan participation and has attained age of 55 or greater while employed with the Company. The annual retirement benefit payable under the SERP is targeted to equal either 60% (for the CEO and Executive Vice Presidents) or 40% (for Senior Vice Presidents) of the average of the participant's final three years of salary and bonus with the Company. Benefits under the SERP will be paid in 15 annual installments, commencing no later than 60 days after the last day of the year in which the participant retires. Upon a change in control of the Company, a termination of the participant's employment will be deemed to have occurred and, for purposes of determining eligibility for benefits, a participant will be deemed to have reached the age of retirement and completed five years of plan participation.

     The SERP was amended in 2001 to include the following clarification of change in control and the additional triggers that would result in the payout of the age 55 benefit:

     - a material diminution or other material adverse change in the participant's job title, offices, duties, responsibilities, level of administrative support or status from that held, assigned or received within the 90-day period preceding the change in control event;

     - a material reduction in the participant's compensation (including base salary and bonuses), qualified and non-qualified pension and profit sharing benefits, welfare and fringe benefits, or executive expense allowances in comparison to that which the participant was entitled to during the 90-day period immediately before the change in control event;

     - the participant is forced to relocate to a business location more than forty (40) miles from the location at which the participant was assigned immediately before the initial change in control event; or

     - the participant's employer, or the surviving company in a merger to which the employer is a party, terminates its sponsorship of the SERP or suspends or discontinues annual Company contributions to the SERP.

     The SERP was further amended in January 2004 to provide the Compensation Committee with the authority, under certain circumstances, to accelerate the vesting of any unvested participant balances if it deems early vesting to be in the best interest of the Company.

     If a participant dies before his/her employment terminates, his/her death will be treated as a termination of employment and the participant will be deemed to have reached the age of retirement and completed five years of plan participation. During 2003, the Company contributed the following amounts under the SERP for our CEO and each of the other named executive officers who are participants: Mr. Wesselink, $1,264,613; Mr. Evans, $280,374; Mr. Witham, $215,933; Mr. Piteleski, $197,938; Mr. Melius, $73,748; and Mr. Hoffman, $0. The
Company calculated those contributions based on actuarial assumptions regarding years of participation and future investment return on participants' account balances. The Company assumed that these officers will remain participants in the SERP until age 65. The total amount that has been deferred under the SERP for the named executive officers is $5,403,135. The estimated annual benefit payable to each of the named executive officers upon retirement is: $989,770 for Mr. Wesselink; $605,018 for Mr. Evans; $624,958 for Mr. Witham; $564,410 for Mr. Piteleski; $1,386,712 for Mr. Melius; and $0 for Mr. Hoffman. Due to Mr. Hoffman's termination of employment prior to vesting, he is not entitled to receive benefits under the SERP.

     Management Stock Purchase Plan. In May 1999, the Company's stockholders approved a Management Stock Purchase Plan ("MSPP") which allows a participant to defer up to 50% of his/her annual bonus. Any employee whose job title is Senior Vice President or higher and who participates in the Management Incentive Bonus Plan is eligible to participate in the MSPP.

     Amounts deferred under the MSPP are credited to a stock purchase account as RSUs representing unissued shares of Common Stock. The price of the RSU is the closing price of the Company's Common Stock on the date the deferral was made. The Company will also match the deferred amount at a rate equal to $1 for every $3 contributed by the participant. The participant's contribution is immediately vested and the match vests on the last day of the calendar year of the third anniversary of the performance year for which the bonus was paid. Unless a participant's employment is terminated, amounts contributed to the stock purchase account must remain in the account for a minimum of three years.

     Incentive Plan for Designated Corporate Officers. The Incentive Plan for Designated Corporate Officers was established by the Company's stockholders in response to Section 162(m) of the Internal Revenue Code. The plan originally was approved by the stockholders at the 1997 Annual Meeting, and amendments to the plan were approved by the stockholders at the 1998 and 1999 Annual Meetings. The plan contains a stock purchase component which allows a participant to defer up to 50% of his/her bonus. The Compensation Committee annually names the participants in this plan.

     Amounts deferred under the Incentive Plan for Designated Corporate Officers are credited to a stock purchase account as RSUs representing unissued shares of Common Stock. The price of the RSU is the closing price of the Company's Common Stock on the date the deferral was made. The Company will also match the deferred amount at a rate equal to $1 for every $3 contributed by the participant. The participant's contribution is immediately vested and the match vests on the last day of the calendar year of the third anniversary of the performance year for which the bonus was paid. Unless a participant's employment is terminated, amounts contributed to the stock purchase account must remain in the account for a minimum of three years.

     Change of Control Severance Agreement. The Company has entered into Change of Control Severance Agreements ("Severance Agreements") with key employees, including each of the named executive officers in this Proxy Statement. The Severance Agreements are intended to provide continuity of management in the event of a change of control. Each Severance Agreement provides that the covered employee be assured of certain salary and compensation while employed during the two-year period after a change of control ("Post-Change Period"), and also provides severance payments if the Company terminates employment of the covered employee, other than for death, "disability" or "cause," or if such employee terminates his or her employment for "good reason," as defined in the Severance Agreement.

     While employed during the Post-Change Period, each covered employee will be paid an annual salary at least equal to 12 times that employee's highest monthly base salary paid during the 12-month period prior to the change of control event ("Guaranteed Base Salary"). In addition, the covered employee will be entitled to participate in all incentive compensation, retirement and welfare plans applicable to peer executives at the Company during the Post-Change Period, but in no event shall those incentive compensation, retirement and welfare plans be on terms less favorable to the employee than the most favorable terms provided to the employee under plans in effect 90 days prior to the change of control. All outstanding stock options granted to the covered employee will become fully vested upon the occurrence of a change of control event. To the extent those options are forfeited, the covered employee will be entitled to receive a cash payment equal to the aggregate difference between the fair market value of Common Stock underlying such forfeited options and the exercise price to purchase such stock.

     The severance payments to be made if the employee is terminated without "cause," or if he/she resigns with "good reason" during the Post-Change Period, include the following:

          (a) an amount equal to the Guaranteed Base Salary and accrued vacation through the applicable termination date;

          (b) a lump sum payment in cash equal to two times the covered employee's Guaranteed Base Salary, plus the highest annual bonus paid to that employee during the preceding two years ("Guaranteed Bonus");

          (c) a cash payment equal to a pro rata share of the Guaranteed Bonus for the year of termination;

          (d) all deferred amounts under any Company non-qualified deferred compensation or pension plan, together with accrued but unpaid earnings thereon;

          (e) an amount equal to the unvested portion of the employee's accounts, accrued benefits or payable amounts under any qualified plan, and certain pension, profit sharing and retirement plans maintained by the Company; and

          (f) an amount equal to fees and costs charged by an outplacement firm.

     In addition, the Company has agreed, for the period following the employee's termination date until the first anniversary of his/her termination date, to continue to provide to such employee certain welfare benefits, including, but not limited to, medical, dental, disability, and individual life and travel accident insurance on terms at least as favorable as provided to other employees at the same level during the 90-day period preceding the change of control event.

     Mr. Hoffman's employment with the Company terminated effective October 3, 2003. Accordingly, his change of control coverage ended on his last day of employment.

     A "change of control" under the Severance Agreements occurs if any of the following events occur:

          (a) "any person" as defined in the Securities Exchange Act of 1934 acquires beneficial ownership, as defined in the Exchange Act, of more than 50% of the Common Stock of the Company, except for Mr. Melius where the trigger is more than 25% of the Common Stock;

          (b) individuals who constitute the Board prior to a change of control cease to constitute a majority of the Board; or

          (c) certain corporate reorganizations, including certain mergers, sale of substantially all of the assets, liquidation or dissolution of the Company.

     The issuance of the Series C Preferred Stock to affiliates of Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, on June 1, 1999, constituted a change of control under Mr. Melius' Severance Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     During 2003, the following members of the Board of Directors served on the Compensation Committee: John A. Cleary, Thomas M. Hagerty and Edward B. Speno. On December 31, 2003, Thomas M. Hagerty resigned as a member of the Compensation Committee due to his level of ownership in Thomas H. Lee Equity Fund IV, L.P., an entity to which the Company paid a commitment fee in 2003. Pursuant to Internal Revenue Code sec.162(m), Mr. Hagerty would not be considered an outside director subsequent to December 31, 2003, for purposes of voting on compensation plans of the Company. The members of the Compensation Committee had no relationships requiring disclosure pursuant to Item 402(j) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of December 31, 2003 with respect to our common stock issuable under equity compensation plans approved by security holders:

                                                   NUMBER OF           WEIGHTED-        NUMBER OF SECURITIES
                                               SECURITIES TO BE    AVERAGE EXERCISE    REMAINING AVAILABLE FOR
                                                  ISSUED UPON          PRICE OF         FUTURE ISSUANCE UNDER
                                                  EXERCISE OF         OUTSTANDING        EQUITY COMPENSATION
                                                  OUTSTANDING          OPTIONS,           PLANS (EXCLUDING
                                               OPTIONS, WARRANTS     WARRANTS AND      SECURITIES REFLECTED IN
PLAN CATEGORY                                     AND RIGHTS            RIGHTS               COLUMN (a))
-------------                                  -----------------   -----------------   -----------------------
                                                      (a)                 (b)                    (c)
                            EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS
Metris Companies Inc. Amended and Restated
  Long-Term Incentive and Stock Option
  Plan(1)....................................      5,238,243            $15.34                8,265,838
Metris Companies Inc. Non-Employee Director
  Stock Option Plan..........................        589,000            $17.22                   81,000
Management Stock Purchase Plan(2)............         18,415            $11.09                  287,359
Annual Incentive Plan for Designated
  Corporate Officers(3)......................          7,851            $10.13                       --
Employee Stock Purchase Plan(2)..............             --            $ 0.00                1,535,359
Non-qualified Employee Stock Purchase Plan...             --            $ 0.00                  432,144
                                                   ---------            ------               ----------
  TOTAL......................................      5,853,509                                 10,601,700
                                                   =========            ======               ==========

---------------

(1) The Long-Term Incentive and Stock Option Plan permits the issuance of restricted stock awards and performance awards.

(2) Shares are issued based on each participant's election to participate in the plan.

(3) The Annual Incentive Plan for Designated Corporate Officers terminated on December 31, 2003. There are no securities remaining available for future issuance under that plan.

     We do not have any equity compensation plans that have not been approved by the Company's security holders as of December 31, 2003.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information with respect to persons we know to be the beneficial owner of more than 5% of our outstanding Common Stock on March 31, 2004. There were 57,908,052 shares of outstanding Common Stock as of March 31, 2004.

     The shares beneficially owned by each of Messrs. Lee, Harkins, Boll and Hagerty include 43,173,909 shares which they indirectly own through THL Equity Advisors IV, LLC, which is the sole general partner of Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P. and Thomas H. Lee Foreign Fund IV-B, L.P. (See footnotes to the table for additional information.)

                                                      NUMBER OF SHARES BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                            OWNED(1)              PERCENT OF CLASS(2)
------------------------------------                  -----------------------------   -------------------
Thomas H. Lee and certain of his affiliates(3)......           44,090,103                   43.2%
  c/o Thomas H. Lee Partners, L.P.
  75 State Street
  Boston, MA 02109
David V. Harkins and certain of his affiliates(4)...           43,360,582                   42.8%
  c/o Thomas H. Lee Partners, L.P.
  75 State Street
  Boston, MA 02109
C. Hunter Boll and certain of his affiliates(5).....           43,323,279                   42.8%
  c/o Thomas H. Lee Partners, L.P.
  75 State Street
  Boston, MA 02109
Thomas M. Hagerty and certain of his                                                        42.8%
  affiliates(6).....................................           43,323,279
  c/o Thomas H. Lee Partners, L.P.
  75 State Street
  Boston, MA 02109
THL Equity Advisors IV, LLC and certain of its                                              42.7%
  affiliates(7).....................................           43,173,909
  c/o Thomas H. Lee Partners, L.P.
  75 State Street
  Boston, MA 02109
Thomas H. Lee Equity Fund IV, L.P.(8)...............           38,141,967                   39.7%
  c/o Thomas H. Lee Partners, L.P.
  75 State Street
  Boston, MA 02109
NewSouth Capital Management, Inc.(9)................            6,073,887                   10.5%
  1100 Ridgeway Loop Road, Suite 444
  Memphis, TN 38120

Vanguard Windsor Funds-.............................            5,871,600                   10.1%
Vanguard Windsor Fund(10)
  100 Vanguard Boulevard
  Malvern, PA 19355
Second Curve Capital, Inc.(11)......................            4,109,700                    7.1%
  200 Park Avenue
  Suite 3300
  New York, NY 10166
Thomas H. Lee Foreign Fund IV-B, L.P.(12)...........            3,712,908                    6.0%
  c/o Thomas H. Lee Partners, L.P.
  75 State Street
  Boston, MA 02109

                            (continued on next page)

                                                      NUMBER OF SHARES BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                            OWNED(1)              PERCENT OF CLASS(2)
------------------------------------                  -----------------------------   -------------------

Dimensional Fund Advisors Inc.(13)..................            3,397,550                    5.9%
  129 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401
Morgan Stanley(14)..................................            3,091,634                    5.3%
  1585 Broadway
  New York, NY 10036

---------------

 (1) "Beneficial ownership" is a technical term broadly defined under the Securities Exchange Act of 1934 to mean more than ownership in the usual sense. So, for example, you beneficially own our Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding) have (or share) the power to vote the stock, or to sell it, or you have the right to acquire it within 60 days.

 (2) Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 31, 2004, are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding such options, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Shares of Common Stock currently convertible from our Series C Preferred Stock are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding such Series C Preferred Stock, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Unless otherwise noted, the persons or entities named have sole voting and investment power for all shares shown as beneficially owned by them.

 (3) The shares beneficially owned by THOMAS H. LEE ("Lee") are reflected assuming conversion of the Series C Preferred Stock into Common Stock of the Company. The number of shares listed equals the maximum number of shares of Common Stock into which the Series C Preferred Stock could have been voluntarily converted during 2003. If voluntarily converted, the actual number of shares of Common Stock issued may be less than the number reported in accordance with the limitations of the Company's Series C Preferred Stock to satisfy certain provisions under the Indentures for the Company's 10% Senior Notes due 2004 and 10 1/8% Senior Notes due 2006. The extra shares of Series C Preferred Stock which are not convertible into Common Stock will be convertible into the Company's non-voting Series D Preferred Stock. Shares beneficially owned by Lee include shares held by the following affiliates of Lee:

NAME                                                          NUMBER OF SHARES
----                                                          ----------------
Thomas H. Lee Equity Fund IV, L.P. .........................     38,141,967
Thomas H. Lee Foreign Fund IV, L.P. ........................      1,319,034
Thomas H. Lee Foreign Fund IV-B, L.P. ......................      3,712,908
1997 Thomas H. Lee Nominee Trust............................        583,426
Thomas H. Lee Charitable Investment L.P. ...................        284,167
Thomas H. Lee Investors Limited Partnership.................         11,101

     Except to the extent of a pecuniary interest therein, Lee disclaims beneficial ownership of the shares beneficially owned in the aggregate by Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P. and Thomas H. Lee Foreign Fund IV-B, L.P., which may also be deemed to be beneficially owned by THL Equity Advisors IV, LLC ("THL Advisors"), as their general partner. In addition, except to the extent of a pecuniary interest therein, Lee disclaims beneficial ownership of the shares beneficially owned by Thomas H. Lee Investors Limited Partnership, which may also be deemed to be beneficially owned by THL Investment Management Corp. ("Management Corp."). Lee also disclaims beneficial ownership of the shares beneficially owned by Thomas H. Lee Charitable Investment L.P. ("Charitable Investment"), which may also be deemed to be beneficially owned by Management Corp. Lee, as General Director of THL Advisors, Chief

     Executive Officer and sole shareholder of Management Corp., General Partner of Charitable Investment, and grantor of the 1997 Thomas H. Lee Nominee Trust, may be deemed to share voting and investment power with respect to 44,052,603 shares beneficially owned by such entities. Also includes 37,500 shares that Lee has the right to acquire within 60 days of March 31, 2004 through the exercise of stock options. Information for security ownership of Lee is based on Company records and the Schedule 13D Amendment No. 4 filed on February 18, 2004.

 (4) The shares beneficially owned by DAVID V. HARKINS ("Harkins") are reflected assuming conversion of the Series C Preferred Stock into Common Stock of the Company. The number of shares listed equals the maximum number of shares of Common Stock into which the Series C Preferred Stock could have been voluntarily converted during 2003. If voluntarily converted, the actual number of shares of Common Stock issued may be less than the number reported in accordance with the limitations of the Company's Series C Preferred Stock to satisfy certain provisions under the Indentures for the Company's 10% Senior Notes due 2004 and 10 1/8% Senior Notes due 2006. The extra shares of Series C Preferred Stock which are not convertible into Common Stock will be convertible into the Company's non-voting Series D Preferred Stock. Shares beneficially owned by Harkins include shares held by the following affiliates of Harkins:

NAME                                                          NUMBER OF SHARES
----                                                          ----------------
Thomas H. Lee Equity Fund IV, L.P. .........................     38,141,967
Thomas H. Lee Foreign Fund IV, L.P. ........................      1,319,034
Thomas H. Lee Foreign Fund IV-B, L.P. ......................      3,712,908
The 1995 Harkins Gift Trust.................................         14,969

     Except to the extent of a pecuniary interest therein, Harkins disclaims beneficial ownership of the shares beneficially owned in the aggregate by Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P. and Thomas H. Lee Foreign Fund IV-B, L.P., which may also be deemed to be beneficially owned by THL Equity Advisors IV, LLC, as their general partner. Harkins may be deemed to share voting and investment power with other investors with respect to 43,173,909 shares beneficially owned by such entities. Harkins also disclaims beneficial ownership of the shares beneficially owned by The 1995 Harkins Gift Trust ("Trust"). Harkins may be deemed to share voting and investment power over shares held by the Trust. Also includes: (i) 134,204 shares of Common Stock which may be acquired through the conversion of Series C Preferred Stock; and (ii) 37,500 shares of Common Stock that Harkins has the right to acquire within 60 days of March 31, 2004 through the exercise of stock options. Information for security ownership of Harkins is based on Company records and the Schedule 13D Amendment No. 4 filed on February 18, 2004.

 (5) The shares beneficially owned by C. HUNTER BOLL ("Boll") are reflected assuming conversion of the Series C Preferred Stock into Common Stock of the Company. The number of shares listed equals the maximum number of shares of Common Stock into which the Series C Preferred Stock could have been voluntarily converted during 2003. If voluntarily converted, the actual number of shares of Common Stock issued may be less than the number reported in accordance with the limitations of the Company's Series C Preferred Stock to satisfy certain provisions under the Indentures for the Company's 10% Senior Notes due 2004 and 10 1/8% Senior Notes due 2006. The extra shares of Series C Preferred Stock which are not convertible into Common Stock will be convertible into the Company's non-voting Series D Preferred Stock. Shares beneficially owned by Boll include shares held by the following affiliates of Boll:

                                                               NUMBER OF
NAME                                                             SHARES
----                                                           ----------
Thomas H. Lee Equity Fund IV, L.P. .........................   38,141,967
Thomas H. Lee Foreign Fund IV, L.P. ........................    1,319,034
Thomas H. Lee Foreign Fund IV-B, L.P. ......................    3,712,908

     Except to the extent of a pecuniary interest therein, Boll disclaims beneficial ownership of the shares beneficially owned in the aggregate by Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P. and Thomas H. Lee Foreign Fund IV-B, L.P., which may also be deemed to be beneficially owned by THL Equity Advisors IV, LLC, as their general partner. Boll may be deemed to share voting and investment power with other investors with respect to 43,173,909 shares beneficially owned by such entities. Also includes: (i) 111,870 shares of Common Stock which may be acquired through the conversion of Series C Preferred Stock; and (ii) 37,500 shares of Common Stock that Boll has the right to acquire within 60 days of March 31, 2004 through the exercise of stock options. Information for security ownership of Boll is based on Company records and the Schedule 13D Amendment No. 4 filed on February 18, 2004.

 (6) The shares beneficially owned by THOMAS M. HAGERTY ("Hagerty") are reflected assuming conversion of the Series C Preferred Stock into Common Stock of the Company. The number of shares listed equals the maximum number of shares of Common Stock into which the Series C Preferred Stock could have been voluntarily converted during 2003. If voluntarily converted, the actual number of shares of Common Stock issued may be less than the number reported in accordance with the limitations of the Company's Series C Preferred Stock to satisfy certain provisions under the Indentures for the Company's 10% Senior Notes due 2004 and 10 1/8% Senior Notes due 2006. The extra shares of Series C Preferred Stock which are not convertible into Common Stock will be convertible into the Company's non-voting Series D Preferred Stock. Shares beneficially owned by Hagerty include shares held by the following affiliates of Hagerty:

                                                               NUMBER OF
NAME                                                             SHARES
----                                                           ----------
Thomas H. Lee Equity Fund IV, L.P. .........................   38,141,967
Thomas H. Lee Foreign Fund IV, L.P. ........................    1,319,034
Thomas H. Lee Foreign Fund IV-B, L.P. ......................    3,712,908

     Except to the extent of a pecuniary interest therein, Hagerty disclaims beneficial ownership of the shares beneficially owned in the aggregate by Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P. and Thomas H. Lee Foreign Fund IV-B, L.P., which may also be deemed to be beneficially owned by THL Equity Advisors IV, LLC, as their general partner. Hagerty may be deemed to share voting and investment power with other investors with respect to 43,173,909 shares beneficially owned by such entities. Also includes: (i) 111,870 shares of Common Stock which may be acquired through the conversion of Series C Preferred Stock; and (ii) 37,500 shares of Common Stock that Hagerty has the right to acquire within 60 days of March 31, 2004 through the exercise of stock options. Information for security ownership of Hagerty is based on Company records and the Schedule 13D Amendment No. 4 filed on February 18, 2004.

 (7) The shares beneficially owned by THL EQUITY ADVISORS IV, LLC ("THL Advisors") are reflected assuming conversion of the Series C Preferred Stock into Common Stock of the Company. The number of shares listed equals the maximum number of shares of Common Stock into which the Series C Preferred Stock could have been voluntarily converted during 2003. If voluntarily converted, the actual number of shares of Common Stock issued may be less than the number reported in accordance with the limitations of the Company's Series C Preferred Stock to satisfy certain provisions under the Indentures for the Company's 10% Senior Notes due 2004 and 10 1/8% Senior Notes due 2006. The extra shares of Series C Preferred Stock which are not convertible into Common Stock will be convertible into the Company's non-voting Series D Preferred Stock. Shares beneficially owned by THL Advisors include shares held by the following affiliates of THL
     Advisors:

                                                               NUMBER OF
NAME                                                             SHARES
----                                                           ----------
Thomas H. Lee Equity Fund IV, L.P. .........................   38,141,967
Thomas H. Lee Foreign Fund IV, L.P. ........................    1,319,034
Thomas H. Lee Foreign Fund IV-B, L.P. ......................    3,712,908

     THL Advisors, as sole general partner of each of the affiliates listed above, may be deemed to share voting and investment power with respect to the 43,173,909 shares beneficially owned in the aggregate by the affiliates listed above. Information for security ownership of THL Advisors is based on the Schedule 13D Amendment No. 4 filed on February 18, 2004.

 (8) The shares beneficially owned by THOMAS H. LEE EQUITY FUND IV, L.P. ("Equity Fund") are reflected assuming conversion of the Series C Preferred Stock into Common Stock of the Company. The number of shares listed equals the maximum number of shares of Common Stock into which the Series C Preferred Stock could have been voluntarily converted during 2003. If voluntarily converted, the actual number of shares of Common Stock issued may be less than the number reported in accordance with the limitations of the Company's Series C Preferred Stock to satisfy certain provisions under the Indentures for the Company's 10% Senior Notes due 2004 and 10 1/8% Senior Notes due 2006. The extra shares of Series C Preferred Stock which are not convertible into Common Stock will be convertible into the Company's non-voting Series D Preferred Stock. Shares owned by Equity Fund may also be deemed to be beneficially owned by THL Equity Advisors IV, LLC, as its general partner. Information for security ownership of Equity Fund is based on Schedule 13D Amendment No. 4 filed on February 18, 2004.

 (9) NewSouth Capital Management, Inc. ("NewSouth") has sole voting power over 5,995,887 shares of Common Stock, shared voting power over 66,000 shares of Common Stock, and sole investment power over 6,073,887 shares of Common Stock. Information for security ownership of NewSouth is based on the
     Schedule 13G Amendment No. 6 filed by NewSouth on February 9, 2004.

(10) Vanguard Windsor Funds-Vanguard Windsor Fund ("Vanguard") has sole voting power over 5,871,600 shares of Common Stock, and shared investment power with its clients over 5,871,600 shares of Common Stock. Information for security ownership of Vanguard is based on the Schedule 13G Amendment No. 2 filed by Vanguard on February 6, 2004.

(11) Information for security ownership of Second Curve Capital, LLC ("Second Curve") is based on Form 13F-HR filed by Second Curve on February 13, 2004.

(12) The shares beneficially owned by THOMAS H. LEE FOREIGN FUND IV-B, L.P.("Foreign Fund B") are reflected assuming conversion of the Series C Preferred Stock into Common Stock of the Company. The number of shares listed equals the maximum number of shares of Common Stock into which the Series C Preferred Stock could have been voluntarily converted during 2003. If voluntarily converted, the actual number of shares of Common Stock issued may be less than the number reported in accordance with the limitations of the Company's Series C Preferred Stock to satisfy certain provisions under the Indentures for the Company's 10% Senior Notes due 2004 and 10 1/8% Senior Notes due 2006. The extra shares of Series C Preferred Stock which are not convertible into Common Stock will be convertible into the Company's non-voting Series D Preferred Stock. Shares owned by Foreign Fund B may also be deemed to be beneficially owned by THL Equity Advisors IV, LLC, as its general partner. Information for security ownership of Foreign Fund B is based on the Schedule 13D Amendment No. 4 filed on February 18, 2004.

(13) Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. (These investment companies, trusts and accounts collectively are referred to as the "Funds.") In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of Common Stock of the Company held by the Funds. However, the 3,397,550 shares of Common Stock reported in this table are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. Information for security ownership of Dimensional is based on the Schedule 13G filed by Dimensional on February 6, 2004.

(14) Morgan Stanley has shared voting and investment power over 2,594,091 shares of Common Stock. It filed a Schedule 13G solely in its capacity as the parent company of, and indirect beneficial owner of securities held by, one of its business units. Information for security ownership of Morgan is based on the Schedule 13G filed by Morgan Stanley on February 17, 2004.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table contains information as to the ownership of the Company's Common Stock as of March 31, 2004, with respect to (i) each of the directors, (ii) the named executive officers, and (iii) all directors and executive officers as a group. We have determined beneficial ownership for this purpose in accordance with Rule 13d-3 of Section 13 of the Securities Exchange Act of 1934. Under that rule, a person is deemed to be the beneficial owner of securities if he has or shares voting power or investment power with respect to the securities, or has the right to acquire beneficial ownership within 60 days of March 31, 2004. There were 57,908,052 shares of outstanding Common Stock as of March 31, 2004.

     The shares beneficially owned by each of Messrs. Lee, Harkins, Boll and Hagerty include 43,173,909 shares which they indirectly own through THL Equity Advisors IV, LLC, which is the sole general partner of Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P. and Thomas H. Lee Foreign Fund IV-B, L.P. (See footnotes to the table for additional information.)

                                                               NUMBER OF SHARES OF
                                                                  COMMON STOCK       PERCENT OF
NAME OF BENEFICIAL OWNER                                       BENEFICIALLY OWNED     CLASS(1)
------------------------                                       -------------------   -----------
Thomas H. Lee...............................................        44,090,103(2)       43.2%
David V. Harkins............................................        43,360,582(3)       42.8%
C. Hunter Boll..............................................        43,323,279(4)       42.8%
Thomas M. Hagerty...........................................        43,323,279(5)       42.8%
David D. Wesselink..........................................           758,343(6)        1.3%
Lee R. Anderson, Sr. .......................................           436,233(7)          *
Frank D. Trestman...........................................           155,000(8)          *
John A. Cleary..............................................            68,000(9)          *
Edward B. Speno.............................................            38,500(10)         *
Walter M. Hoff..............................................            37,500(11)         *
Matthew S. Melius...........................................           167,417(12)         *
Richard G. Evans............................................            82,021(13)         *
Dan N. Piteleski............................................            64,774(14)         *
John A. Witham..............................................            31,250(15)         *
Joseph A. Hoffman...........................................            12,291(16)         *
All directors and executive officers as a group (17
  persons)..................................................        46,011,601(17)      44.3%

---------------

 (*) Less than 1%.

 (1) Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 31, 2004, are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding such options, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Shares of Common Stock currently convertible from our Preferred Stock are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding such Preferred Stock, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Unless otherwise noted, the persons named have sole voting and investment power for all shares shown as beneficially owned by them.

 (2) Includes 44,052,603 shares of Common Stock into which the Series C Preferred Stock could have been voluntarily converted during 2003. If voluntarily converted, the actual number of shares of Common Stock issued may be less than the number reported in accordance with the limitations of the Company's Series C Preferred Stock to satisfy certain provisions under the Indentures for the

     Company's 10% Senior Notes due 2004 and 10 1/8% Senior Notes due 2006. The extra shares of Series C Preferred Stock which are not convertible into Common Stock will be convertible into the Company's non-voting Series D Preferred Stock. Of those 44,052,603 shares: (a) 43,173,909 shares are beneficially owned in the aggregate by Thomas H. Lee Equity Fund IV, L.P. ("Equity Fund"), Thomas H. Lee Foreign Fund IV, L.P. ("Foreign Fund") and Thomas H. Lee Foreign Fund IV-B, L.P. ("Foreign Fund B"), which may also be deemed to be beneficially owned by THL Equity Advisors IV, LLC ("THL Advisors"), as their general partner; (b) 583,426 shares are beneficially owned by the 1997 Thomas H. Lee Nominee Trust ("Nominee Trust"); (c) 284,167 shares are beneficially owned by Thomas H. Lee Charitable Investment L.P. ("Charitable Investment"); and (d) 11,101 shares are beneficially owned by Thomas H. Lee Investors Limited Partnership ("Investors Partnership"), which may also be deemed to be beneficially owned by THL Investment Management Corp. ("Management Corp."). Mr. Lee may be deemed to beneficially own these shares because he acts as (i) Principal Managing Director; (ii) settlor and beneficiary; (iii) General Partner; and
     (iv) sole shareholder, respectively, of these entities. Mr. Lee disclaims beneficial ownership of all shares except for those shares owned by the Nominee Trust and except to the extent of his pecuniary interest in those shares owned by Equity Fund, Foreign Fund, Foreign Fund B and Investors Partnership. Mr. Lee, as General Director of THL Advisors, Chief Executive Officer and sole shareholder of Management Corp., General Partner of Charitable Investment, and grantor of the Nominee Trust, may be deemed to share voting and investment power with respect to 44,052,603 shares beneficially owned by such entities. Also includes 37,500 shares that Mr. Lee has the right to acquire within 60 days of March 31, 2004 through the exercise of stock options.

 (3) Includes the following shares of Common Stock which may be acquired through the conversion of Series C and D Preferred Stock: (a) 43,173,909 shares beneficially owned in the aggregate by Thomas H. Lee Equity Fund IV, L.P. ("Equity Fund"), Thomas H. Lee Foreign Fund IV, L.P. ("Foreign Fund") and Thomas H. Lee Foreign Fund IV-B, L.P. ("Foreign Fund B"), which may also be deemed to be beneficially owned by THL Equity Advisors IV, LLC, as their general partner; (b) 134,204 shares beneficially owned by Mr. Harkins; and
     (c) 14,969 shares beneficially owned by the 1995 Harkins Gift Trust ("Trust"). Mr. Harkins disclaims beneficial ownership of the shares beneficially owned by the Trust and shares beneficially owned in the aggregate by Equity Fund, Foreign Fund and Foreign Fund B, except to the extent of his pecuniary interest therein. Mr. Harkins may be deemed to share voting and investment power with other investors with respect to 43,173,909 shares beneficially owned by Equity Fund, Foreign Fund and Foreign Fund B. These 43,323,082 shares represent the maximum number of shares of Common Stock into which the Series C Preferred Stock can be voluntarily converted during 2003. If voluntarily converted, the actual number of shares of Common Stock issued may be less than the number reported in accordance with the limitations of the Company's Series C Preferred Stock to satisfy certain provisions under the Indentures for the Company's 10% Senior Notes due 2004 and 10 1/8% Senior Notes due 2006. The extra shares of Series C Preferred Stock which are not convertible into Common Stock will be convertible into the Company's non-voting Series D Preferred Stock. Mr. Harkins may also be deemed to share voting and investment power over shares held by the Trust. Also includes 37,500 shares that Mr. Harkins has the right to acquire within 60 days of March 31, 2004, through the exercise of stock options.

 (4) Includes the following shares of Common Stock which may be acquired through the conversion of Series C and D Preferred Stock: (a) 43,173,909 shares beneficially owned in the aggregate by Thomas H. Lee Equity Fund IV, L.P. ("Equity Fund"), Thomas H. Lee Foreign Fund IV, L.P. ("Foreign Fund") and Thomas H. Lee Foreign Fund IV-B, L.P. ("Foreign Fund B"), which may also be deemed to be beneficially owned by THL Equity Advisors IV, LLC, as their general partner; and (b) 111,870 shares beneficially owned by Mr. Boll. Mr. Boll disclaims beneficial ownership of the shares beneficially owned in the aggregate by Equity Fund, Foreign Fund and Foreign Fund B, except to the extent of his pecuniary interest therein. Mr. Boll may be deemed to share voting and investment power with other investors with respect to 43,173,909 shares beneficially owned by Equity Fund, Foreign Fund and Foreign Fund B. These 43,285,779 shares represent the maximum number of shares of Common Stock into which the Series C Preferred Stock can be voluntarily converted during 2003. If voluntarily converted, the actual number of shares of Common Stock issued may be less than the number reported in accordance with the limitations of the Company's Series C Preferred Stock to satisfy certain provisions under the Indentures for the Company's 10% Senior Notes due 2004 and 10 1/8% Senior Notes due 2006. The extra shares of Series C Preferred Stock which are not convertible into Common Stock will be convertible into the Company's non-voting Series D Preferred Stock. Also includes 37,500 shares that Mr. Boll has the right to acquire within 60 days of March 31, 2004, through the exercise of stock options.

 (5) Includes the following shares of Common Stock which may be acquired through the conversion of Series C and D Preferred Stock: (a) 43,173,909 shares beneficially owned in the aggregate by Thomas H. Lee Equity Fund IV, L.P. ("Equity Fund"), Thomas H. Lee Foreign Fund IV, L.P. ("Foreign Fund") and Thomas H. Lee Foreign Fund IV-B, L.P. ("Foreign Fund B"), which may also be deemed to be beneficially owned by THL Equity Advisors IV, LLC, as their general partner; and (b) 111,870 shares beneficially owned by Mr. Hagerty. Mr. Hagerty disclaims beneficial ownership of the shares beneficially owned in the aggregate by Equity Fund, Foreign Fund and Foreign Fund B, except to the extent of his pecuniary interest therein. Mr. Hagerty may be deemed to share voting and investment power with other investors with respect to 43,173,909 shares beneficially owned by Equity Fund, Foreign Fund and Foreign Fund B. These 43,285,779 shares represent the maximum number of shares of Common Stock into which the Series C Preferred Stock can be voluntarily converted during 2003. If voluntarily converted, the actual number of shares of Common Stock issued may be less than the number reported in accordance with the limitations of the Company's Series C Preferred Stock to satisfy certain provisions under the Indentures for the Company's 10% Senior Notes due 2004 and 10 1/8% Senior Notes due 2006. The extra shares of Series C Preferred Stock which are not convertible into Common Stock will be convertible into the Company's non-voting Series D Preferred Stock. Also includes 37,500 shares that Mr. Hagerty has the right to acquire within 60 days of March 31, 2004, through the exercise of stock options.

 (6) Includes (a) stock units representing 5,931 shares of vested but unissued Common Stock credited to Mr. Wesselink's deferred stock account in the Company's Annual Incentive Bonus Plan for Designated Corporate Officers;
     (b) 712,103 shares of Common Stock that Mr. Wesselink has the right to acquire within 60 days of March 31, 2004, through the exercise of stock options; and (c) 450 shares of Common Stock held by Mr. Wesselink's son, over which Mr. Wesselink has power of attorney.

 (7) Includes 75,000 shares of Common Stock that Mr. Anderson has the right to acquire within 60 days of March 31, 2004, through the exercise of stock options.

 (8) Includes 90,000 shares of Common Stock that Mr. Trestman has the right to acquire within 60 days of March 31, 2004, through the exercise of stock options.

 (9) Includes 55,000 shares of Common Stock that Mr. Cleary has the right to acquire within 60 days of March 31, 2004, through the exercise of stock options.

(10) Includes 37,500 shares of Common Stock that Mr. Speno has the right to acquire within 60 days of March 31, 2004, through the exercise of stock options.

(11) Includes 37,500 shares of Common Stock that Mr. Hoff has the right to acquire within 60 days of March 31, 2004, through the exercise of stock options.

(12) Includes (a) 154,402 shares of Common Stock that Mr. Melius has the right to acquire within 60 days of March 31, 2004, through the exercise of stock options; and (b) 4,037 shares held in Mr. Melius' 401(k) account.

(13) Includes (a) stock units representing 1,976 shares of vested but unissued Common Stock credited to Mr. Evans' stock purchase account in the Company's Management Stock Purchase Plan; (b) 76,545 shares of Common Stock that Mr. Evans has the right to acquire within 60 days of March 31, 2004, through the exercise of stock options; and (c) 2,500 shares held by Mr. Evans' revocable trust.

(14) Includes (a) stock units representing 1,437 shares of vested but unissued Common Stock credited to Mr. Piteleski's stock purchase account in the Company's Management Stock Purchase Plan; and (b) 57,337 shares of Common Stock that Mr. Piteleski has the right to acquire within 60 days of March 31, 2004, through the exercise of stock options.

(15) Includes 31,250 shares of Common Stock that Mr. Witham has the right to acquire within 60 days of March 31, 2004, through the exercise of stock options.

(16) Mr. Hoffman's employment with the Company terminated October 3, 2003.

(17) Includes (a) stock units representing 5,931 shares of vested but unissued Common Stock credited to deferred stock accounts in the Company's Annual Incentive Bonus Plan for Designated Corporate Officers; (b) stock units representing 3,413 shares of vested but unissued Common Stock credited to stock purchase accounts in the Company's Management Stock Purchase Plan;
     (c) 1,499,446 shares of Common Stock that the directors and executive officers have the right to acquire within 60 days of March 31, 2004, through the exercise of stock options; and (d) 44,425,516 shares of Common Stock through the conversion of Series C and D Preferred Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Lee R. Anderson, Sr. owns 51% of A&L Partnership, LLP, the landlord with which our subsidiary, Metris Direct, Inc. ("MDI"), entered into a lease in June 2001 of a building in Duluth, Minnesota. The facility, which MDI leased for an initial term of five years, houses an operations center where we currently employ approximately 190 collectors and support staff. During 2003, MDI paid a total of $321,277, which includes base rent and operating expenses. Under the terms of the lease, base rent (excluding operating expenses) was $21,083 per month from January through August 2003, currently is $22,333 per month, and will increase by approximately $1,250 per month effective September of each lease year for the remainder of the lease term. Mr. Anderson was not involved in negotiations regarding the lease. Neither Metris nor A&L Partnership considers the lease to be material to its business. We believe that the rental rates and other terms of the lease are comparable to those that MDI would negotiate on an arm's-length basis with other entities with which our directors do not have relationships.

     Directors Representing Our Series C Preferred Stock. All of our preferred stockholders, and the four directors representing them -- C. Hunter Boll, Thomas
M. Hagerty, David V. Harkins and Thomas H. Lee -- are affiliates of Thomas H. Lee Partners, L.P. As of March 31, 2004, the outstanding shares of Series C Preferred Stock were convertible into approximately (a) 31.0 million shares of Common Stock, or 34.9% of our Common Stock on a diluted basis, and (b) 14.0 million shares of non-voting Series D Preferred Stock. Our independent auditor, KPMG LLP, and our internal auditor, PricewaterhouseCoopers LLP, provide services on a periodic basis to affiliates of Thomas H. Lee Partners, L.P.

     On March 31, 2003, Thomas H. Lee Equity Fund IV, L.P. ("THL Fund IV"), an affiliate of Thomas H. Lee Partners, L.P., committed to provide a term loan to the Company in an aggregate amount of $125 million as a backup financing facility, secured by assets of the Company. The Company paid THL Equity Advisors IV, LLC, a $5.625 million commitment fee for this transaction. The Company obtained alternative financing and did not draw down on this facility.

     As of March 31, 2004, THL Fund IV holds shares of the Company's Series C Preferred Stock convertible into 38,141,967 shares of the Company's Common Stock. Furthermore, the four directors elected by holders of our Series C Preferred Stock, Messrs. Boll, Hagerty, Harkins and Lee, are each a principal managing director of Thomas H. Lee Advisors, LLC, which is the general partner of Thomas H. Lee Partners, L.P., which is the managing member of THL Equity Advisors IV, LLC, which in turn is the sole general partner of THL Fund IV. Therefore, these four directors may have had a material interest in this backup financing facility transaction.

     Former Director of the Company. On February 7, 2003, Derek V. Smith resigned as a director of the Company. Mr. Smith is Chairman and CEO of ChoicePoint Inc., a company that provided information-related services to Metris on a regular basis. In 2003, the Company paid ChoicePoint $73,615 for services provided.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Audit Committee has engaged KPMG LLP to serve as our independent auditor for fiscal year 2004. KPMG has been our independent auditor since 1996.

     The following table sets forth the amount of audit fees, audit related fees, tax fees, and all other fees billed for services by KPMG LLP, our independent auditor, for the years ended December 31, 2002 and 2003, respectively.

                                                                2002        2003
                                                              ---------   ---------
Audit Fees(1)...............................................  1,038,704   3,124,582
Audit-Related Fees(2).......................................    196,500     379,500
Tax Fees(3).................................................     98,025      36,677
All Other Fees(4)...........................................          0      80,000
                                                              ---------   ---------
Total Fees..................................................  1,333,229   3,624,587
                                                              =========   =========

---------------

(1) Audit fees principally relate to the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements included in the Quarterly Reports on Form 10-Q. They also relate to services such as comfort letters, statutory audits and consent filings.

(2) Audit-related fees principally relate to audits of employee benefit plans, performance of agreed-upon procedures associated with certain securitization activities, consultation with management as to the accounting treatment of specific transactions, and consultations in connection with regulatory inquiries and investigations.

(3) Tax fees principally relate to IRS exam assistance. They also relate to transaction planning and compliance services.

(4) All other fees in 2003 relate to Sarbanes-Oxley Section 404 advisory services.

     The Audit Committee of the Board has considered and determined that the provision of the non-audit services described in the table above is compatible with maintaining KPMG's independence.

     The Audit Committee reviews and pre-approves all audit and non-audit services performed by the Company's independent auditor, other than as may be allowed by applicable law. The Committee delegated to Mr. Trestman, Chairman of the Audit Committee, the authority to grant any pre-approvals required to be made by the Committee pursuant to Section 10A(i) of the Securities Exchange Act of 1934, as amended, including as amended by Section 202 of the Sarbanes-Oxley Act of 2002, and directed Mr. Trestman to report any such pre-approvals to the Committee at each of its scheduled meetings. All audit services and non-audit services have been pre-approved in accordance with this pre-approval policy and such policy has not been waived in any instance.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are made part of this Report:

          1. Consolidated Financial Statements -- See Item 8 above.

          2. Financial Statement Schedules

             All schedules to the consolidated financial statements normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

          3. Exhibits. See Exhibit Index on page 113 of this Report.

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

     (c) Exhibits: See Exhibit Index on page 129 of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April, 2004.

                                          METRIS COMPANIES INC.
                                          (Registrant)

                                          By     /s/ DAVID D. WESSELINK
                                            ------------------------------------
                                                     David D. Wesselink
                                            Chairman and Chief Executive Officer

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

                    SIGNATURE                                       TITLE                        DATE
                    ---------                                       -----                        ----
Principal executive officer:                               Chairman of the Board,             April 29, 2004
                                                           Chief Executive Officer
              /s/ DAVID D. WESSELINK
 ------------------------------------------------
                David D. Wesselink


Principal financial officer:                              Executive Vice President,           April 29, 2004
                                                           Chief Financial Officer
                /s/ JOHN A. WITHAM
 ------------------------------------------------
                  John A. Witham


Principal accounting officer:                         Senior Vice President, Controller       April 29, 2004
               /s/ MARK P. WAGENER
 ------------------------------------------------
                 Mark P. Wagener


             /s/ LEE R. ANDERSON, SR.                             Director                    April 29, 2004
 ------------------------------------------------
               Lee R. Anderson, Sr.


                /s/ C. HUNTER BOLL                                Director                    April 29, 2004
 ------------------------------------------------
                  C. Hunter Boll


                /s/ JOHN A. CLEARY                                Director                    April 29, 2004
 ------------------------------------------------
                  John A. Cleary


              /s/ THOMAS M. HAGERTY                               Director                    April 29, 2004
 ------------------------------------------------
                Thomas M. Hagerty


               /s/ DAVID V. HARKINS                               Director                    April 29, 2004
 ------------------------------------------------
                 David V. Harkins

                    SIGNATURE                                       TITLE                        DATE
                    ---------                                       -----                        ----


                /s/ WALTER M. HOFF                                Director                    April 29, 2004
 ------------------------------------------------
                  Walter M. Hoff


                /s/ THOMAS H. LEE                                 Director                    April 29, 2004
 ------------------------------------------------
                  Thomas H. Lee


               /s/ EDWARD B. SPENO                                Director                    April 29, 2004
 ------------------------------------------------
                 Edward B. Speno


              /s/ FRANK D. TRESTMAN                               Director                    April 29, 2004
 ------------------------------------------------
                Frank D. Trestman

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 Charter Documents:
 3.1      Amended and Restated Certificate of Incorporation of the
          Company (incorporated by reference to Exhibit 3.1 to the
          Company's Registration Statement on Form 8-A (File No.
          1-12351)).
          (a) Certificate of Amendment to articles of incorporation
          dated June 4, 2003.**
 3.2      Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No.
          1-12351)).
Instruments Defining Rights:
 4.1      Indenture, dated as of November 7, 1997, among MCI, Metris
          Direct, Inc., as Guarantor, and the First National Bank of
          Chicago, as Trustee, including form of 10% Senior Note due
          2004 and form of Guarantee by Metris Direct, Inc.
          (incorporated by reference to Exhibit 4.a to MCI's
          Registration Statement on Form S-4 (File No. 333-43771)).
          (a) First Supplemental Indenture, dated as of June 25, 1999, among MCI, the Guarantors named therein and the First
          National Bank of Chicago (incorporated by reference to
          Exhibit 4.4 to MCI's Registration Statement on Form S-4
          (File No. 333-86695)).
          (b) Second Supplemental Indenture, dated as of February 28,
          2000, among MCI, the Guarantors named therein and Bank One
          Trust Company, N.A., as Trustee, successor in interest to
          the First National Bank of Chicago (incorporated by
          reference to Exhibit 4.2 to MCI's Quarterly Report on Form
          10-Q for the period ended March 31, 2000 (File No.
          1-12351)).
          (c) Third Supplemental Indenture, dated as of January 2,
          2001, among MCI, the guarantors named therein and Bank One
          Trust Company, N.A. (incorporated by reference to Exhibit
          4.1(c) to MCI's Annual Report on Form 10-K for the year
          ended December 31, 2001 (File No. 1-12351)).
          (d) Agreement of Resignation, Appointment and Acceptance,
          dated as of November 14, 2001, among MCI, Bank One Trust
          Company, N.A., as Prior Trustee, and US Bank National
          Association, as Successor Trustee (incorporated by reference to Exhibit 4.1(d) to MCI's Annual Report on Form 10-K for
          the year ended December 31, 2001 (File No. 1-12351)).
 4.2      Certificate of Designation of Series C Perpetual Preferred
          Stock (incorporated by reference to Exhibit 4.2 of MCI's
          Current Report on Form 8-K dated December 22, 1998 (File No.
          1-12351)).
          (a) Amended Certificate of Designation of Series C Perpetual
          Convertible Preferred Stock (incorporated by reference to
          Exhibit 3.3 to MCI's Registration Statement on Form S-3
          (File No. 333-82007)).
 4.3      Certificate of Designation of Series D Junior Participating
          Convertible Preferred Stock (incorporated by reference to
          Exhibit 4.3 of MCI's Current Report on Form 8-K dated
          December 22, 1998 (File No. 1-12351)).
 4.4      Registration Rights Agreement, dated as of December 9, 1998, between MCI and the Investors named therein (incorporated by reference to Exhibit 10.3 to MCI's Current Report on Form
          8-K dated December 22, 1998 (File No. 1-12351)).
 4.5      Form of common stock certificate of MCI (incorporated by
          reference to Exhibit 4.3 to MCI's Registration Statement on
          Form S-8 (File No. 333-91917)).
 4.6      Indenture, dated as of July 13, 1999, by and among MCI,
          Metris Direct, Inc. and The Bank of New York, including Form of 10 1/8% Senior Notes due 2006 and Form of Guarantee
          (incorporated by reference to Exhibit 4.1 to MCI's
          Registration Statement on Form S-4 (File No. 333-86695)).
          (a) First Supplemental Indenture, dated as of February 28,
          2000, among MCI, the Guarantors named therein and The Bank of New York, (incorporated by reference to Exhibit 4.1 to
          MCI's Quarterly Report on Form 10-Q for the period ended
          March 31, 2000 (File No. 1-12351)).
          (b) Second Supplemental Indenture, dated as of February 2,
          2001, among MCI, the Guarantors named therein and The Bank of New York (incorporated by reference to Exhibit 4.7(b) to
          MCI's Annual Report on Form 10-K for the year ended December
          31, 2001 (File No. 1-12351)).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
          (c) Agreement of Resignation, Appointment and Acceptance,
          dated as of February 20, 2002, among MCI, The Bank of New
          York, as Prior Trustee, and US Bank National Association, as
          Successor Trustee (incorporated by reference to Exhibit
          4.7(c) to MCI's Annual Report on Form 10-K for the year
          ended December 31, 2002 (File No. 1-12351)).
 4.7      Exchange and Registration Rights Agreement, dated as of July
          13, 1999, by and among MCI, Bear, Stearns & Co. Inc., Chase
          Securities Inc., Salomon Smith Barney Inc. and Barclays
          Capital Inc., relating to the new notes (incorporated by
          reference to Exhibit 4.2 to MCI's Registration Statement on
          Form S-4 (File No. 333-86695)).
Material Contracts
10.1      Second Amended and Restated Pooling and Servicing Agreement,
          dated as of January 22, 2002, among Metris Receivables, Inc.
          ("MRI"), as Transferor, Direct Merchants Credit Card Bank,
          National Association ("Direct Merchants Bank"), as Servicer,
          and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to MRI's Current Report on Form
          8-K dated January 24, 2002 (File No. 0-23961)).
          (a) Amendment No. 1 to the Second Amended and Restated Bank
          Receivables Purchase Agreement, dated as of June 14, 2002, between Metris Companies Inc., as Buyer, and Direct
          Merchants Credit Card Bank, National Association, as Seller
          (incorporated by reference to Exhibit 4.1 to MRI's Current
          Report on Form 8-K dated June 18, 2002 (File No. 0-23961).
10.2      Second Amended and Restated Bank Receivables Purchase
          Agreement, dated as of January 22, 2002, between Direct
          Merchants Bank and MCI (incorporated by reference to Exhibit
          4.1 to MRI's Current Report on Form 8-K dated January 24,
          2002 (File No. 0-23961)).
          (a) Amendment No. 1 to the Second Amended and Restated
          Purchase Agreement, dated as of June 14, 2002, between
          Metris Receivables, Inc., as Buyer, and Metris Companies
          Inc., as Seller (incorporated by reference to Exhibit 4.2 to
          MRI's Current Report on Form 8-K dated June 18, 2002 (File
          No. 0-23961).
10.3      Second Amended and Restated Bank Receivables Purchase
          Agreement, dated as of January 22, 2002, between MCI and MRI
          (incorporated by reference to Exhibit 4.2 to MRI's Current
          Report on Form 8-K dated January 24, 2002 (File No.
          0-23961)).
          (a) Amendment No. 1 to the Metris Master Trust Second
          Amended and Restated Pooling and Servicing Agreement, dated as of June 14, 2002, among Metris Receivables, Inc., as
          Transferor, Direct Merchants Credit Card Bank, National
          Association, as Servicer, and U.S. Bank National
          Association, as Trustee (incorporated by reference to
          Exhibit 4.3 to MRI's Current Report on Form 8-K dated June
          18, 2002 (File No. 0-23961).
10.4*     Change of Control Severance Agreement, dated as of May 15,
          1998, by and between MCI and Ronald N. Zebeck and a schedule of executive officers of the Company also having such an
          agreement with MCI, indicating the differences from the
          version of agreement filed (as permitted by Instruction 2 to
          Item 601 of Regulation S-K) (incorporated by reference to
          Exhibit 10.2 to MCI's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 (File No. 1-12351)).
          (a) Amendment to Ronald N. Zebeck's Change of Control
          Severance Agreement, dated as of December 9, 1998
          (incorporated by reference to Exhibit 10.7(i) to MCI's
          Annual Report on Form 10-K for the year ended December 31,
          1998 (File No. 1-12351)).
          (b) Amended Schedule of Executive Officers with Change of
          Control Severance Agreements (incorporated by reference to
          Exhibit 10.4(b) to MCI's Annual Report on Form 10-K for the
          year ended December 31, 2001 (File No. 1-12351)).
10.5*     Retention Agreement, dated May 17, 1999, between Ronald N.
          Zebeck and MCI (incorporated by reference to Exhibit 10.2 to
          MCI's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1999 (File No. 1-12351)).
10.6      Capital Assurance and Liquidity Maintenance Agreement, dated as of March 18, 2003, between Direct Merchants Bank, and MCI
          (Incorporated by reference to Exhibit 99.3 to MCI's Current
          Report on Form 8-K dated March 19, 2003 (File No. 1-12351)).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.7      Liquidity Reserve Deposit Agreement, dated as of March 18,
          2003, among Direct Merchants Bank, JPMorgan Chase Bank, and the Office of the Comptroller of the Currency (Incorporated
          by reference to Exhibit 99.4 to MCI's Current Report on Form
          8-K dated March 19, 2003 (File No. 1-12351)).
10.8      Amended and Restated Senior Secured Credit Agreement, dated as of June 18, 2003, among Metris Companies Inc., the
          Lenders from time to time parties thereto, Goldman Sachs
          Credit Partners L.P. as Administrative Agent, and Deutsche
          Bank Trust Companies America as Collateral Agent
          (Incorporated by reference to Exhibit 10 to MCI's Current
          Report on Form 8-K dated July 11, 2003 (File No. 1-12351)).
          (a) First Amendment to the Amended and Restated Senior
          Secured Credit Agreement and to credit Agreement Reserve
          Securities Account Control Agreement, dated as of July 29,
          2003 among Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Goldman
          Sachs Credit Partners L.P. as Administrative Agent, and
          Deutsche Bank Trust Companies America as Collateral Agent
          (Incorporated by reference to Exhibit 10.2 to MCI's Current
          Report on Form 10-Q dated August 14, 2003 (File No.
          1-12351)).
          (b) Agreement of Resignation, Appointment and Acceptance,
          dated as of September 15, 2003, by and among Metris
          Companies Inc., the lenders from time to time parties to the
          Senior Secured Credit Agreement, Deutsche Bank Trust Company
          Americas as Successor Administrative Agent and Goldman Sachs
          Credit Partners L.P. as Resigning Administrative Agent.
          (Incorporated by reference to Exhibit 10.1 to MCI's Current
          Report on Form 10-Q dated March 2, 2003 (File No. 1-12351)).
          (c) Second Amendment to the Amended and Restated Senior
          Secured Credit Agreement dated as of September 30, 2003,
          among Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Deutsche
          Bank Trust Companies America as Administrative Agent and
          Collateral Agent (Incorporated by reference to Exhibit 10.2 to MCI's Current Report on Form 10-Q dated March 2, 2003
          (File No. 1-12351)).
          (d) Third Amendment to the Amended and Restated Senior
          Secured Credit Agreement dated as of November 19, 2003,
          among Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Deutsche
          Bank Trust Companies America as Administrative Agent and
          Collateral Agent (Incorporated by reference to Exhibit 10.3 to MCI's Current Report on Form 10-Q dated March 2, 2003
          (File No. 1-12351)).
          (e) Fourth Amendment to the Amended and Restated Senior
          Secured Credit Agreement dated as of December 19, 2003,
          among Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Deutsche
          Bank Trust Companies America as Administrative Agent and
          Collateral Agent (Incorporated by reference to Exhibit 10.4 to MCI's Current Report on Form 10-Q dated March 2, 2003
          (File No. 1-12351)).
          (f) Fifth Amendment to the Amended and Restated Senior
          Secured Credit Agreement dated as of January 26, 2004, among
          Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Deutsche Bank Trust
          Companies America as Administrative Agent and Collateral
          Agent (Incorporated by reference to Exhibit 10.5 to MCI's
          Current Report on Form 10-Q dated March 2, 2003 (File No.
          1-12351)).
10.9      Asset Purchase Agreement Dated July 29, 2003 by and among
          Metris Companies Inc., Metris Direct, Inc., Metris Direct
          Services, Inc., Metris Travel Services Inc., Metris Club
          Services, Inc., Metris Warranty Services, Inc., and Metris
          Warranty Services of Florida, Inc., CPP Holdings Limited and
          CPP US Operations Group, LLC (Incorporated by reference to
          Exhibit 10.3 to MCI's Current Report on Form 8-K dated
          August 14, 2003 (File No. 1-12351)).
10.10     Transition Services Agreement dated July 29, 2003 by and
          among CPP Holdings Limited and CPP US Operations Group, LLC and Metris Companies Inc. and MES Insurance Agency, LLC
          (Incorporated by reference to Exhibit 10.4 to MCI's Current
          Report on Form 8-K dated August 14, 2003 (File No.
          1-12351)).
10.11     Employee Leasing Agreement dated July 29, 2003, by and
          between CPP Holdings Limited and CPP US Operations Group,
          LLC and Metris Companies Inc. (Incorporated by reference to
          Exhibit 10.5 to MCI's Current Report on Form 8-K dated
          August 14, 2003 (File No. 1-12351)).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.12     Deposit Accounts Purchase and Assumption Agreement dated as of September 26, 2003, by and between Direct Merchants
          Credit Card Bank, National Association, a national banking association as Seller and First National Bank of Omaha, as
          Purchaser (Incorporated by reference to Exhibit 10.6 to
          MCI's Current Report on Form 10-Q dated March 2, 2003 (File
          No. 1-12351)).
          (a) Amendment to Deposit Accounts Purchase and Assumption
          Agreement dated as of September 30, 2003, by and between
          Direct Merchants Credit Card Bank, National Association as
          Seller and first National Bank of Omaha as Purchaser
          (Incorporated by reference to Exhibit 10.7 to MCI's Current
          Report on Form 10-Q dated March 2, 2003 (File No. 1-12351)).
10.13     Modified Operating Agreement effective as of December 11,
          2003, by and between Direct Merchants Bank, Metris Companies
          Inc., and the Office of the Comptroller of the Currency.
          (Incorporated by reference to Exhibit 99-1 to MCI's Current
          Report on Form 8-K dated December 12, 2003 (File No.
          1-12351)).
10.14*    MCI Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to MCI's Registration Statement on
          Form S-4/A (File No. 333-86695)).
10.15*    MCI Management Stock Purchase Plan (incorporated by
          reference to Exhibit 10.4 to MCI's Registration Statement on
          Form S-4/A (File No. 333-86695)).
10.17*    MCI Amended and Restated Long-Term Incentive and Stock
          Option Plan (incorporated by reference to Exhibit 10.6 to
          MCI's Registration Statement on Form S-4/A (File No.
          333-86695)).
          (a) Form of Non-Qualified Stock Option Agreement
          (incorporated by reference to Exhibit 10.8 to MCI's Annual
          Report on Form 10-K for the year ended December 31, 1998
          (File No. 1-12351)).
          (b) Form of Non-Qualified Performance Accelerated Stock
          Option Agreement (incorporated by reference to Exhibit
          10.10(b) to MCI's Annual Report on Form 10-K for the year
          ended December 31, 2001 (File No. 1-12351)).
          (c) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10(c) to MCI's Annual Report on
          Form 10-K for the year ended December 31, 2001 (File No.
          1-12351)).
Other Exhibits
11        Computation of Earnings Per Share.**
12(a)     Computation of Ratio of Earnings to Fixed Charges.**
12(b)     Computation of Ratio of Earnings to Fixed Charges and
          Preferred Dividends.**
21        Subsidiaries of MCI.**
23        Independent Auditors' Consent.
31.1      Certification of Chief Executive Officer Pursuant to Section
          302 of the Sarbanes Oxley Act of 2002.
31.2      Certification of Chief Financial Officer Pursuant to Section
          302 of the Sarbanes Oxley Act of 2002.
32.1      Certification of Chief Executive Officer Pursuant to Section
          1350 of Chapter 63 of Title 18 of the United States Code.
32.2      Certification of Chief Financial Officer Pursuant to Section
          1350 of Chapter 63 of Title 18 of the United States Code.

---------------

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

** Filed on April 12, 2004, with the Company's original Annual Report on Form
   10-K for the year ended December 31, 2003.