Form 10-Q
period 2004-03-31
METRIS COMPANIES INC
filed 2004-05-07
CIK 1021061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______to_______

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

Yes ☒ No ☐

As of April 30, 2004, 57,908,304 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

METRIS COMPANIES INC.

FORM 10-Q

March 31, 2004

Part I. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2004	December 31,
	(Unaudited)	2003
Assets:
Cash and due from banks	$28,829	$32,076
Federal funds sold	50,300	25,300
Short-term investments	240,916	121,109

Cash and cash equivalents	320,045	178,485

Liquidity reserve deposit	62,806	80,158
Loans held for sale	27,671	—
Credit card loans	74,085	128,615
Less: Allowance for loan losses	18,945	45,492

Net credit card loans	55,140	83,123

Retained interests in loans securitized	794,415	836,901
Property and equipment, net	31,061	33,680
Purchased portfolio premium, net	15,165	17,561
Other receivables due from credit card securitizations, net	91,775	80,714
Other assets	69,788	81,774

Total assets	$1,467,866	$1,392,396

Liabilities:
Deposits	$5,621	$6,262
Debt	343,278	350,448
Accounts payable	55,816	32,397
Deferred income	16,223	18,060
Accrued expenses and other liabilities	94,116	76,036

Total liabilities	515,054	483,203

Stockholders’ Equity:
Convertible preferred stock – Series C, par value $.01 per share; 10,000,000 shares authorized, 1,292,132 and 1,263,699 shares issued and outstanding, respectively	481,319	470,728
Common stock, par value $.01 per share; 300,000,000 shares authorized, 64,963,352 and 64,862,314 shares issued, respectively	650	649
Paid-in capital	231,636	229,655
Unearned compensation	—	(27)
Treasury stock – 7,055,300 shares	(58,308)	(58,308)
Retained earnings	297,515	266,496

Total stockholders’ equity	952,812	909,193

Total liabilities and stockholders’ equity	$1,467,866	$1,392,396

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except earnings per-share data) (Unaudited)

	Three-Months Ended
	March 31,
	2004	2003
Revenues:
Securitization income (expense)	$118,985	$(37,970)
Servicing income on securitized / sold receivables	36,237	47,813
Credit card loan and other interest income	5,106	32,161
Credit card loan fees, interchange and other income	10,816	26,319
Enhancement services income	7,480	43,509

Total Revenues	178,624	111,832

Expenses:
Interest expense	13,931	19,341
Provision for loan losses	(6,092)	44,786
Credit card account and other product solicitation and marketing expenses	15,932	33,688
Employee compensation	38,945	53,381
Data processing services and communications	16,472	19,178
Credit protection claims expense	6,348	12,306
Occupancy and equipment	6,401	9,613
Purchased portfolio premium amortization	2,397	6,496
Asset impairments, lease write-offs and severance	1,461	16,777
Other	18,517	23,707

Total Expenses	114,312	239,273

Income (Loss) Before Income Taxes	64,312	(127,441)
Income tax expense (benefit)	22,702	(44,611)

Net Income (loss)	41,610	(82,830)
Convertible preferred stock dividends	10,591	9,689

Net Income (Loss) Applicable to Common Stockholders	$31,019	$(92,519)

Earnings (loss) per share:
Basic	0.47	(1.62)
Diluted	0.47	(1.62)
Shares used to compute earnings (loss) per share:
Basic	88,855	57,257
Diluted	89,382	57,257

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands) (Unaudited)

	Number of	Shares	Preferred	Common	Paid-in	Unearned	Treasury	Retained	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Compensation	Stock	Earnings	Equity
BALANCE AT DECEMBER 31, 2002	1,156	57,168	$430,642	$642	$227,376	$—	$(58,308)	$454,321	$1,054,673
Net loss	—	—	—	—	—	—	—	(82,830)	(82,830)
Preferred dividends in kind	26	—	9,689	—	—	—	—	(9,689)	—
Issuance of common stock under employee benefit plans	—	536	—	3	792	—	—	—	795
Deferred compensation obligations	—	—	—	3	546	(549)	—	—	—
Restricted stock forfeitures	—	—	—	—	(12)	12	—	—	—
Amortization of restricted stock	—	—	—	—	—	89	—	—	89

BALANCE AT MARCH 31, 2003	1,182	57,704	$440,331	$648	$228,702	$(448)	$(58,308)	$361,802	$972,727

BALANCE AT DECEMBER 31, 2003	1,264	57,807	$470,728	$649	$229,655	$(27)	$(58,308)	$266,496	$909,193
Net income	—	—	—	—	—	—	—	41,610	41,610
Preferred dividends in kind	28	—	10,591	—	—	—	—	(10,591)	—
Issuance of common stock under employee benefit plans	—	151	—	1	2,070	—	—	—	2,071
Deferred compensation obligations	—	—	—	—	(85)	—	—	—	(85)
Restricted stock forfeitures	—	(50)	—	—	(4)	4	—	—	—
Amortization of restricted stock	—	—	—	—	—	23	—	—	23

BALANCE AT MARCH 31, 2004	1,292	57,908	$481,319	$650	$231,636	$—	$(58,308)	$297,515	$952,812

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three-Months Ended
	March 31,
	2004	2003
Operating Activities:
Net income (loss)	$41,610	$(82,830)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	(47,773)	(48,366)
Provision for loan losses	(6,092)	44,786
Loss from credit card securitization	25,173	66,209
Asset impairments, lease write-offs and severance	1,461	16,777
Market loss on derivative financial instruments	4,791	3,710
Changes in operating assets and liabilities, net:
Liquidity reserve deposit	17,352	(69,221)
Fair value of retained interests in loans securitized	(47,965)	83,608
Spread accounts receivable	153,331	(164,549)
Other receivables due from credit card securitizations, net	(11,061)	(3,876)
Accounts payable and accrued expenses	40,038	12,325
Deferred income	(1,837)	(19,578)
Other	3,443	(30,847)

Net cash provided by (used in) operating activities	172,471	(191,852)

Investing Activities:
Proceeds from transfers of portfolios to the Metris Master Trust	—	205,560
Net cash from loan originations and principal collections on loans receivable	(24,096)	32,399
Additions to property and equipment	(851)	(501)

Net cash (used in) provided by investing activities	(24,947)	237,458

Financing Activities:
Proceeds from issuance of debt	—	627
Repayment of debt	(7,394)	—
Net decrease in deposits	(641)	(91,256)
Proceeds from issuance of common stock	2,071	795

Net cash used in financing activities	(5,964)	(89,834)

Net increase (decrease) in cash and cash equivalents	141,560	(44,228)
Cash and cash equivalents at beginning of period	178,485	580,232

Cash and cash equivalents at end of period	$320,045	$536,004

Supplemental disclosures and cash flow information:
Cash paid (received) during the period for:
Interest	$11,576	$19,959
Income taxes	(249)	(32,042)

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(In thousands, except as noted) (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Metris Companies Inc. (“MCI”) and its subsidiaries. MCI’s principal subsidiaries are Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank” or the “Bank”), Metris Direct, Inc., and Metris Receivables, Inc. MCI and its subsidiaries, as applicable, may be referred to as “we,” “us,” “our” or the “Company.” We are an information-based direct marketer of consumer lending products.

     All dollar amounts are presented as pre-tax amounts unless otherwise noted. We have eliminated all intercompany balances and transactions in consolidation.

     During the first quarter of 2004, we reclassified financial statement line items to more accurately reflect the continuing operations of our business. In prior periods we classified interest income from credit card loans, federal funds sold, and other as total interest income. For all periods presented, total interest income is classified as credit card loan and other interest income. In prior periods we classified interest expense from deposits and other as total interest expense. For all periods presented total interest expense has been reclassified as “Interest expense.”

Interim Financial Statements

     We have prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position and the results of our operations and our cash flows for the interim periods. You should read these consolidated financial statements in conjunction with the financial statements and the notes thereto contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Pervasiveness of Estimates

     We have prepared the consolidated financial statements in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates is our determination of the fair value of “Retained interests in loans securitized” and the adequacy of the “Allowance for loan losses.” The significant factors susceptible to future change that have an impact on these estimates include default rates, net interest spreads, payment rates, liquidity and the ability to finance future receivables activity, and overall economic conditions. As a result, the actual losses in our “Credit card loan” portfolio and the fair value of our “Retained interests in loans securitized” as of March 31, 2004 and December 31, 2003, could materially differ from these estimates. The accompanying unaudited consolidated financial statements do not include an adjustment to the fair value of “Retained interests in loans securitized” that might result from the inability to finance future receivables.

Comprehensive Income

     SFAS No. 130 “Reporting Comprehensive Income,” does not apply to our current financial results and therefore, net income equals comprehensive income.

NOTE 2 – EARNINGS (LOSS) PER SHARE

     The following table presents the computation of basic and diluted weighted- average shares used in the per-share calculations:

	Three-Months Ended
	March 31,
	2004	2003
Net income (loss)	$41,610	$(82,830)
Convertible preferred stock dividends	10,591	9,689

Net income (loss) applicable to common stockholders	$31,019	$(92,519)

Weighted-average common shares outstanding	57,791	57,257
Adjustments for dilutive securities:
Assumed conversion of convertible preferred stock (1)(2)	31,064	—

Basic common shares	88,855	57,257
Assumed exercise of outstanding stock options (1)	527	—

Diluted common shares	89,382	57,257

(1)	The earnings per share calculation for the period ended March 31, 2003 excludes the assumed conversion of the convertible preferred stock and the outstanding stock options, as they are anti-dilutive.

(2)	Due to provisions in our 10% Senior Notes due November 2004, a stockholder or group cannot obtain 35% or more of our outstanding voting stock. As of March 31, 2004, shares of Series C Preferred Stock would be convertible into approximately (a) 31 million shares of Common Stock, or 34.9% of our Common Stock on a diluted basis, and (b) 14 million shares of non-voting Series D Preferred Stock. Upon extinguishment of the debt, which is expected to occur in the second quarter of 2004, the Series C Preferred Stock would be convertible into approximately 45 million shares of voting common stock.

NOTE 3 – STOCK-BASED COMPENSATION PLANS

     We recognize compensation cost for stock-based employee compensation plans based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. No expense was reflected in “Net income” related to stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the first quarter of 2004 and 2003, we recorded $15,000 and $59,000, respectively, in amortization of deferred compensation obligation, net of related tax benefit, in “Net income” related to restricted stock granted.

     Pro forma information regarding “Net income” and “Earnings per share” has been determined as if we accounted for our employee stock options under the fair value method. The fair value of the options was estimated at the grant date using a Black-Scholes option-pricing model. The fair value of the options is amortized to expense over the options’ vesting periods. Under the fair value method, our “Net income” and “Earnings per share” would have been recorded at the pro forma amounts indicated below:

	Three-Months Ended
	March 31,
	2004	2003
Net income (loss)	$41,610	$(82,830)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	15	59
Deduct: Annual stock-based employee compensation benefit determined based on the fair value for all awards, net of related tax effects	(1,462)	(7,838)

Pro forma net income (loss)	43,087	(74,933)

Earnings (loss) per share:
Basic-as reported	0.47	(1.62)

Basic-pro forma	0.48	(1.48)

Diluted-as reported	0.47	(1.62)

Diluted-pro forma	0.48	(1.48)

Weighted-average assumptions in option valuation:
Risk-free interest rates	2.1%	1.5%
Dividend yields	—	—
Stock volatility factor	129.6%	107.0%
Expected life of options (in years)	2.7	4.3

The above pro forma amounts may not be representative of the effects on net earnings (loss) for future periods.

NOTE 4 – LIQUIDITY RESERVE DEPOSIT

     Direct Merchants Bank has established restricted deposits with third-party depository banks for the purpose of supporting Direct Merchants Bank’s funding needs and to satisfy banking regulators’ requirements under a Liquidity Reserve Deposit Agreement, dated March 18, 2003, among Direct Merchants Bank, MCI, and the Office of the Comptroller of the Currency. These deposits are invested in short term liquid investments. As of March 31, 2004, the balance of these deposits was $62.8 million and is classified on the consolidated balance sheets as “Liquidity reserve deposit.”

NOTE 5 – LOANS HELD FOR SALE

     During the first quarter of 2004, the Company entered into negotiations to sell a credit card loan portfolio. The portfolio is recorded at the lower of cost or fair market value and is classified as “Loans held for sale” on the consolidated balance sheets as of March 31, 2004. On April 30, 2004 the Company closed on the sale of these receivables for net proceeds approximating the March 31, 2004 carrying value.

NOTE 6 — ALLOWANCE FOR LOAN LOSSES

     The activity in the “Allowance for loan losses” is as follows:

	Three-Months Ended
	March 31,
	2004	2003
Balance at beginning of period	$45,492	$90,315
Allowance related to assets transferred to the Metris Master Trust	—	(1,455)
Allowance related to assets re-acquired	1,945	—
Provision for loan losses	(6,092)	44,786
Principal receivables charged-off (1)	(22,671)	(8,681)
Recoveries	271	392

Net principal receivables charged off	(22,400)	(8,289)

Balance at end of period	$18,945	$125,357

(1)	During the period ended March 31, 2004, principal receivables charged-off includes the impact of approximately $38 million in “Credit card loans” transferred to “Loans held for sale.”

     “Credit card loans” greater than 30 days contractually past due for the periods ended March 31, 2004 and 2003 were $11.1 million and $56.4 million, respectively.

NOTE 7 – RETAINED INTERESTS IN LOANS SECURITIZED

     Our credit card receivables are primarily funded through asset securitizations. As part of these asset securitizations, credit card receivables are transferred to the Metris Master Trust, a non-consolidated, qualifying special purpose entity that issues asset-backed securities representing undivided interests in receivables held in the Metris Master Trust and the right to receive future collections of principal, interest, and fees related to those receivables. The senior classes of these securities are sold to third-party investors. We retain subordinated interests in the securitized receivables, including contractual retained interests, an interest-only strip receivable, excess transferor’s interest maintained above the contractual retained interests, and spread accounts receivable. The components of these retained interests are recorded at their fair value.

     The following table shows the fair value of the components of the “Retained interests in loans securitized” as of March 31, 2004 and December 31, 2003.

	March 31,	December 31,
	2004	2003
Contractual retained interests	$574,275	$542,014
Excess transferor’s interest	32,031	48,775
Interest-only strip receivable	26,652	16,039
Spread accounts receivable	161,457	230,073

Retained interests in loans securitized	$794,415	$836,901

     The following table illustrates the significant assumptions used in estimating the fair value of retained interests as of March 31, 2004 and December 31, 2003.

	March 31,	December 31,
	2004	2003
Monthly payment rate	7.0%	6.7%
Gross yield (1)	25.2%	25.4%
Annual interest expense and servicing fees	4.0%	4.2%
Annual gross principal default rate	20.4%	20.7%
Discount rate:
Contractual retained interests	16.0%	16.0%
Excess transferor’s interest	16.0%	16.0%
Interest-only strip receivable	30.0%	30.0%
Spread accounts receivable	15.3%	15.3%
Weighted average months to maturity	19.6	24.5

(1)Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries, net of finance charge and fee charge-offs. Gross yield for purposes of estimating fair value does not include cash flows from interchange income, or cash advance fees.

     At March 31, 2004, the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes are as follows (in millions):

	Adverse Impact on Fair Value
	10% Adverse Change	20% Adverse Change
Annual discount rate	$17.6	$34.4
Monthly payment rate	121.3	293.0
Gross yield	116.5	254.6
Annual interest expense and servicing fees	18.0	36.0
Annual gross principal default rate	87.5	189.6

     As the sensitivity indicates, the value of the Company’s “Retained interests in loans securitized” on its balance sheet, as well as reported earnings, could differ significantly if different assumptions or conditions prevail.

NOTE 8 – SECURITIZATION INCOME (EXPENSE)

     The following summarizes “Securitization income (expense)” for the three-month periods ended March 31, 2004 and 2003, respectively.

	Three-Months Ended
	March 31,
	2004	2003
Loss on new securitization of receivables to the Metris Master Trust	$(1,246)	$(19,955)
Loss on replenishment of receivables to the Metris Master Trust	(23,927)	(46,254)
Discount accretion	59,970	75,674
Change in fair value	47,965	(83,608)
Interest-only revenue	74,932	58,436
Transaction and other costs	(38,709)	(22,263)

Securitization income (expense)	$118,985	$(37,970)

NOTE 9 – INCOME TAXES

     The components of the provision (benefit) for income taxes consisted of the following:

	Three-Months Ended
	March, 31
	2004	2003
Current:
Federal	$299	$(1,991)
State	(126)	424

	173	(1,567)

Deferred:
Federal	22,149	(41,843)
State	380	(1,201)

	22,529	(43,044)

Income tax expense (benefit)	$22,702	$(44,611)

     A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

	Three-Months Ended
	March 31,
	2004	2003
Statutory federal income tax rate	35.0%	35.0%
State income taxes, net of federal Benefit	0.3	0.4
Other, net	—	(0.4)

Effective income tax rate	35.3%	35.0%

Our deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2004	2003
Deferred income tax assets resulting from future deductible and taxable temporary differences:
Allowance for loan losses and retained interests fair value adjustments	$86,185	$122,852
Intangible amortization	33,609	30,343
Net operating loss and credit carry forwards	23,605	28,200
Other	32,411	32,369
Valuation allowance	(2,427)	(2,427)

Total deferred tax assets	173,383	211,337
Deferred income tax liabilities resulting from future taxable and deductible temporary differences:
Accrued interest on credit card loans	184,794	194,766
Other	13,935	19,388

Total deferred tax liabilities	198,729	214,154
Net deferred tax liabilities	$(25,346)	$(2,817)

     Since the Company remains in an alternative minimum tax position for the first quarter of 2004, the valuation allowance related to the minimum tax credit carryforward remains at March 31, 2004. We believe, based on our operating earnings in the current year, expected reversals of taxable temporary differences and, to a lesser degree, reliance on future earnings, the remaining deferred tax assets are fully realizable.

NOTE 10 – ASSET IMPAIRMENT, LEASE WRITE-OFFS AND SEVERANCE

     “Asset impairments, lease write-offs and severance” for the three-months ended March 31, 2004 include a $1.0 million charge for workforce reductions and a $0.4 million charge related to write-downs of various operating leases. During the comparable period in 2003, this line item included a $4.8 million charge for workforce reductions and a $12.0 million charge for write-downs of excess property and equipment.

NOTE 11 – SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

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

METRIS COMPANIES INC.
Supplemental Consolidating Balance Sheets
March 31, 2004
(In thousands)
Unaudited

	Metris
	Companies	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$10,210	$738	$309,097	$—	$320,045
Liquidity reserve deposit	—	—	62,806	—	62,806
Loans held for sale		—	27,671		27,671
Net credit card loans	249	—	54,891	—	55,140
Retained interests in loans securitized	—	—	781,578	12,837	794,415
Property and equipment, net	—	31,048	13	—	31,061
Purchased portfolio premium, net	73	—	15,092	—	15,165
Other receivables due from credit card securitizations, net	4	—	91,771	—	91,775
Other assets	17,284	30,327	27,052	(4,875)	69,788
Investment in subsidiaries	1,335,051	921,996	—	(2,257,047)	—

Total assets	$1,362,871	$984,109	$1,369,971	$(2,249,085)	$1,467,866

Liabilities:
Deposits	$(1,000)	$—	$6,621	$—	$5,621
Debt	375,283	(408,056)	419,051	(43,000)	343,278
Accounts payable	116	15,870	39,830	—	55,816
Deferred income	—	—	16,223	—	16,223
Accrued expenses and other liabilities	35,660	41,244	(33,750)	50,962	94,116

Total liabilities	410,059	(350,942)	447,975	7,962	515,054

Total stockholders’ equity	952,812	1,335,051	921,996	(2,257,047)	952,812

Total liabilities and stockholders’ equity	$1,362,871	$984,109	$1,369,971	$(2,249,085)	$1,467,866

METRIS COMPANIES INC.
Supplemental Consolidating Balance Sheets
December 31, 2003
(In thousands)
Unaudited

	Metris
	Companies	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$(1,081)	$3,034	$176,532	$—	$178,485
Liquidity reserve deposit	—	—	80,158	—	80,158
Net credit card loans	15,203	—	67,920	—	83,123
Retained interests in loans securitized	—	—	822,900	14,001	836,901
Property and equipment, net	—	33,663	17	—	33,680
Purchased portfolio premium, net	80	—	17,481	—	17,561
Other receivables due from credit card securitizations, net	5	—	80,709	—	80,714
Other assets	21,242	30,934	54,917	(25,319)	81,774
Investment in subsidiaries	1,296,461	878,810	—	(2,175,271)	—

Total assets	$1,331,910	$946,441	$1,300,634	$(2,186,589)	$1,392,396

Liabilities:
Deposits	$(1,000)	$—	$7,262	$—	$6,262
Debt	384,684	(413,842)	422,606	(43,000)	350,448
Accounts payable	489	15,406	16,805	(303)	32,397
Deferred income	—	—	18,060	—	18,060
Accrued expenses and other liabilities	38,544	48,416	(42,909)	31,985	76,036

Total liabilities	422,717	(350,020)	421,824	(11,318)	483,203

Total stockholders’ equity	909,193	1,296,461	878,810	(2,175,271)	909,193

Total liabilities and stockholders’ equity	$1,331,910	$946,441	$1,300,634	$(2,186,589)	$1,392,396

METRIS COMPANIES INC.
Supplemental Consolidating Statements of Income
Three-Months Ended March 31, 2004
(In thousands)
Unaudited

	Metris
	Companies	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Securitization (expense) income	(43)	—	118,351	677	118,985
Servicing income on securitized/sold receivables	—	—	36,237	—	36,237
Credit card loan and other interest income	122	—	4,984	—	5,106
Credit card loan fees, interchange and other income	1,227	14,863	9,117	(14,391)	10,816
Enhancement services income	—	113	7,378	(11)	7,480
Intercompany allocations	316	40,894	753	(41,963)	—

	1,622	55,870	176,820	(55,688)	178,624

Expenses:
Interest expense	13,955	(2,578)	2,554	—	13,931
Provision for loan losses	(1,317)	—	(4,775)	—	(6,092)
Credit card account and other product solicitation and marketing expenses	105	11,492	15,526	(11,191)	15,932
Employee compensation	—	39,042	(97)	—	38,945
Data processing services and communications	5	(15,738)	35,427	(3,222)	16,472
Credit protection claims expense	—	—	6,348	—	6,348
Occupancy and equipment	—	—	6,401	—	6,401
Purchased portfolio premium amortization	7	—	3,093	(703)	2,397
Asset impairments, lease write-offs and severance	—	—	1,461	—	1,461
Other	400	21,691	(3,574)	—	18,517
Intercompany allocations	31	11,414	30,517	(41,962)	—

	13,186	65,323	92,881	(57,078)	114,312

(Loss) Income Before Income Tax Benefit and Equity in Income (Loss) of Subsidiaries	(11,564)	(9,453)	83,939	1,390	64,312
Income tax (benefit) expense	(4,082)	(4,857)	31,150	491	22,702
Equity in income (loss) of subsidiaries	49,092	52,789	—	(101,881)	—

Net Income (Loss)	$41,610	$48,193	$52,789	$(100,982)	$41,610

METRIS COMPANIES INC.
Supplemental Consolidating Statements of Income
Three-Months Ended March 31, 2003
(In thousands)
Unaudited

	Metris
	Companies	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Securitization expense	$(10,011)	—	(27,280)	(679)	(37,970)
Servicing income on securitized/sold receivables	—	—	47,813	—	47,813
Credit card loan and other interest income	471	—	31,690	—	32,161
Credit card loan fees, interchange and other income	55	12,543	26,451	(12,730)	26,319
Enhancement services income	—	9,179	38,083	(3,753)	43,509
Intercompany allocations	75	65,606	9,991	(75,672)	—

	(9,410)	87,328	126,748	(92,834)	111,832

Expenses:
Interest expense	9,177	818	9,346	—	19,341
Provision for loan losses	846	—	43,776	164	44,786
Credit card account and other product solicitation and marketing expenses	—	12,222	33,754	(12,288)	33,688
Employee compensation	—	51,211	2,170	—	53,381
Data processing services and communications	(1)	(21,987)	44,651	(3,485)	19,178
Credit protection claims expense	—	109	12,197	—	12,306
Occupancy and equipment	—	—	9,613	—	9,613
Purchased portfolio premium amortization	11	—	7,697	(1,212)	6,496
Asset impairments, lease write-offs and severance	—	—	16,777	—	16,777
Other	85	39,098	(15,476)	—	23,707
Intercompany allocations	11	25,626	50,035	(75,672)	—

	10,129	107,097	214,540	(92,493)	239,273

Loss Before Income Tax Benefit and Equity in Loss of Subsidiaries	(19,539)	(19,769)	(87,792)	(341)	(127,441)
Income tax benefit	(1,439)	(8,120)	(34,935)	(117)	(44,611)
Equity in (loss) income of subsidiaries	(64,730)	(52,857)	—	117,587	—

Net Loss	$(82,830)	$(64,506)	$(52,857)	$117,363	$(82,830)

METRIS COMPANIES INC.
Supplemental Condensed Consolidating Statements of Cash Flows
Three-Months Ended March 31, 2004
(In thousands)
Unaudited

	Metris
	Companies	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash (used in) provided by operating activities	$(49,933)	$45,555	$199,169	$(22,320)	$172,471

Investing Activities:
Net cash from loan originations and principal collections on loans receivable	16,271	—	(61,254)	20,887	(24,096)
Additions to property and equipment	—	(851)	—	—	(851)
Investment in subsidiaries	61,271	344,197	(423,188)	17,720	—

Net cash provided by (used in) investing activities	77,542	343,346	(484,442)	38,607	(24,947)

Financing Activities:
Net (decrease) increase in debt	(18,389)	(408,056)	419,051	—	(7,394)
Net decrease in deposits	—	—	(641)	—	(641)
Proceeds from issuance of common stock	2,071	—	—	—	2,071
Capital contributions	—	16,859	(572)	(16,287)	—

Net cash (used in) provided by financing activities	(16,318)	(391,197)	417,838	(16,287)	(5,964)

Net increase (decrease) in cash and cash equivalents	11,291	(2,296)	132,565	—	141,560
Cash and cash equivalents at beginning of period	(1,081)	3,034	176,532	—	178,485

Cash and cash equivalents at end of period	$10,210	$738	$309,097	$—	$320,045

METRIS COMPANIES INC.
Supplemental Condensed Consolidating Statements of Cash Flows
Three-Months Ended March 31, 2003
(In thousands)
Unaudited

	Metris
	Companies	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash (used in) provided by operating activities	$(107,278)	$(78,724)	$(123,213)	$117,363	$(191,852)

Investing Activities:
Proceeds from transfers of portfolios to Metris Master Trust	—	—	205,560	—	205,560
Net cash from loan originations and principal collections on loans receivable	(34,727)	—	67,126	—	32,399
Additions to property and equipment	—	1,534	(2,035)	—	(501)
Investment in subsidiaries	142,738	218,206	70,846	(431,790)	—

Net cash provided by (used in) investing activities	108,011	219,740	341,497	(431,790)	237,458

Financing Activities:
Net increase (decrease) in debt	729	(102)	—	—	627
Net decrease in deposits	—	—	(91,256)	—	(91,256)
Proceeds from issuance of common stock	795	—	—	—	795
Capital contributions	—	(146,297)	(168,130)	314,427	—

Net cash provided by (used in) financing activities	1,524	(146,399)	(259,386)	314,427	(89,834)

Net increase (decrease) in cash and cash equivalents	2,257	(5,383)	(41,102)	—	(44,228)
Cash and cash equivalents at beginning of period	(3,795)	8,109	575,918	—	580,232

Cash and cash equivalents at end of period	$(1,538)	$2,726	$534,816	$—	$536,004

ITEM 2.

METRIS COMPANIES INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. (“MCI”) and its subsidiaries. MCI’s principal subsidiaries are Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank” or the “Bank”), Metris Direct, Inc. and Metris Receivables, Inc. MCI and its subsidiaries, as applicable, may be referred to as “we,” “us,” “our” or the “Company.” You should read this discussion along with the following documents for a full understanding of our financial condition and results of operations: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, filed April 29, 2004. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto for the period ended March 31, 2004 on Form 10-Q.

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

     Our target market is particularly susceptible to changes in the economy. Over the past few years, the status of the economy in the United States has led to increased unemployment rates, increased incidences of personal bankruptcy, and decreased consumer confidence, all of which have challenged the Company and the middle market consumer loan industry. In addition, in 2001, we implemented a program to increase the credit lines to a large portion of our existing customers, which put increased payment pressure on those customers. We continue to experience the residual effects of the recent economic downturn and the 2001 credit line increase program through the first quarter of 2004 as evidenced by our high managed charge-off rates. However, we have begun to experience improving asset quality as a result of actions taken over the past five quarters to strengthen credit line management strategies, limit marketing efforts to better credit quality consumers, tighten credit authorization criteria and enhance collection strategies. The Metris Master Trust two-cycle plus delinquency rates fell from their peak of 12.05% in November 2002 to 10.46% as of March 31, 2004. In addition, the Metris Master Trust three-month average excess spread increased to 4.61% as of March 31, 2004 compared to 2.37% for the first quarter of 2003 and 3.62% in the fourth quarter of 2003.

     We continue to evaluate and modify our marketing programs to improve the overall credit quality of the managed portfolio. Beginning late in 2002 we tested pricing and line assignments for new customers. These actions were in response to a lower interest rate environment, increased competition in the middle market sector, and overall tightening of our underwriting. The early results of these initiatives indicate improved credit quality from our most recent marketing campaigns. Our 58,111 new accounts booked in the first quarter of 2004 continue to reflect our focus on the middle market segment, which is our traditional target market. We would expect the target market of future marketing efforts to be consistent with the first quarter of 2004.

     Our business requires a high degree of liquidity. Thus, ensuring appropriate liquidity is at the forefront of our business objectives. We rely heavily on the securitization of our consumer loans for funding, primarily by selling the loans to the Metris Master Trust. As of March 31, 2004, our funding needs for 2004, included $1.65 billion in maturing asset-backed financing and conduits in the Metris Master Trust, $95.3 million outstanding on our $125 million term loan due in June 2004, and $100 million of senior notes due in November 2004.

     Our strategies to meet these funding needs are portfolio attrition, new conduit financing transactions, the renewal of some of these facilities, and new securitizations. In April 2004, we announced the issuance of $200 million of three-year credit card asset-backed term securities. The proceeds from this transaction were used to repay an outstanding paired-series, which was due in May 2004. Also, in April 2004, we announced a two-year conduit financing facility for $800 million, which was subsequently up-sized to $900 million, maturing in May 2006. This multi-series conduit financing will act as a warehouse facility to allow maturing asset-backed security transactions to be funded until we access the asset-backed markets. Finally, in May 2004 we used cash on hand to pay off the $95.3 million outstanding on our $125 million term loan due June 2004 and closed on a $300 million term loan from a group of investors that matures in May 2007. Part of the proceeds from this financing will be used during the second quarter of 2004 to pay off the $100 million of senior notes.

     With these new transactions, we have completed our corporate funding initiatives for 2004. Our receivable funding needs for the remainder of 2004 and 2005 will be covered by the $900 million conduit, portfolio attrition, and future asset-backed securitizations. We have $1.5 billion of remaining capacity in our MBIA commitment to provide insurance coverage on future asset-backed security transactions.

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

Critical Accounting Estimates

     The Company’s most critical accounting estimates are our determination of the “Allowance for loan losses” and the valuation of our “Retained interests in loans securitized.”

Allowance for Loan Losses

     We maintain an “Allowance for loan losses” sufficient to absorb probable loan losses inherent in the credit card loan portfolio as of the balance sheet date. The “Allowance for loan losses” results in a reserve approximating 18 months future charge-offs. At the time of charge-off, all principal balances are written off against the allowance and all fees and finance charges are netted against the applicable income statement line item. The allowance is based on management’s consideration of all relevant factors, including management’s assessment of applicable economic and seasonal trends.

     Historically, we segmented the loan portfolio into several individual liquidating pools with similar credit risk characteristics, and estimated (based on historical experience for similar pools and existing environmental conditions) the dollar amount of principal, accrued finance charges and fees that will charge-off. We then aggregated these pools into prime and subprime portfolios based on the prescribed FICO score cuts, credit counseling programs and various pools of other receivables. We separately analyzed the reserve requirement on each of these groups or portfolios. During the first quarter of 2004, we aggregated all liquidating pools into one segment, which is treated as subprime loans for allowance determination purposes. We believe this was appropriate due to the reduction in loan portfolio and the fact the remaining loans had similar risk characteristics.

     We continually evaluate the liquidating pool employing a roll-rate model which uses historical delinquency levels and pay-down levels (12 months of historical data, with influence given to the last six months’ performance to capture current economic and seasonal trends), loan seasoning and other measures of asset quality to estimate charge-offs for both credit losses and bankruptcy losses.

     Additionally, in evaluating the adequacy of the loan loss reserves, we consider several subjective factors which may be overlaid into the credit risk roll-rate model in determining the necessary loan loss reserve, including:

•	national and economic trends and business conditions, including the condition of various market segments;

•	changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery, as well as the experience, ability and depth of lending management and staff;

•	trends in volume and the product pricing of accounts, including any concentrations of credit; and

•	impacts from external factors – such as changes in competition, and legal and regulatory requirements – on the level of estimated credit losses in the current portfolio.

     Significant changes in these factors could impact our financial projections and thereby affect the adequacy of our “Allowance for loan losses.”

Valuation of Retained Interests in Loans Securitized

     The “Retained interests in loans securitized” on our balance sheet associated with our securitization transactions includes contractual retained interests, excess transferor’s interest, interest-only strip receivable, and spread accounts receivable. We determine the fair value of each component of the “Retained interests in loans securitized” at the time a securitization transaction or replenishment sale is completed using a discounted cash flow valuation model and on a quarterly basis thereafter. Any change in the fair value is recorded in “Securitization income (expense).”

     The discounted cash flow valuation is limited to the receivables that exist and have been sold to the Metris Master Trust. Therefore, the model assumes the current principal receivable balance at the balance sheet date amortizes with no new sales, interchange fees or cash advances. The future cash flows are modeled in accordance with the debt series’ legal documents and are applied to all series on a pro-rata basis. Finance charge and fee income and recovery cash flows above contractual expense payments are first applied to meet spread accounts receivable requirements then returned to us as part of the interest-only strip receivable. We determine upper and lower valuation limits of the “Retained interests in loans securitized” based on historical and forecasted excess spreads. We then determine the best estimate within the range based on historical trends (weighted heavily toward the low end of the range), adjusted when appropriate, for portfolio forecast information.

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

     Transferor’s interest represents an undivided interest in receivables that are not pledged to support a specific security series or class and represent our interest in the excess principal receivables held in the Metris Master Trust. The fair value is determined in the same manner as the contractual retained interests and is discounted based on twelve months to maturity. We have subordinated our rights to the excess cash flows on the receivables underlying the transferor’s interest, thus they are included in the value of the interest-only strip receivable. Spread accounts receivable balances represent cash held by the Metris Master Trust trustee due to performance of the Metris Master Trust and requisite reserves required by certain security series. These balances earn interest and the change in fair value is determined in the same manner as the contractual retained interests.

     The interest-only strip receivable represents the contractual right to receive from the Metris Master Trust interest and other fee revenue less certain costs over the estimated life of the underlying debt securities. The fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets and the expected timing of the amortization inherent in the retained interests valuation model. We believe our discount rates are consistent with what other market place participants would use to determine the fair value of these assets. The valuation model assumes that we repurchase the outstanding principal receivables at face value according to the clean up call provisions contained in the respective security series’ legal documents.

     We use certain assumptions and estimates in determining the fair values of “Retained interests in loans securitized.” These assumptions and estimates include estimated principal payments, credit losses, gross yield, interest expense, fees, the timing of cash receipts, and discount rates commensurate with the risks of the underlying assets. On a quarterly basis, we review and adjust as appropriate the assumptions and estimates used in our model based on a variety of internal and external factors, including national and economic trends and business conditions, current lending policies, procedures and strategies, historical trends and assumptions about future trends, competition and legal and regulatory requirements. Significant estimates are required in determining these factors and different judgments concerning these factors can result in a material impact on our balance sheet and income statement. The accompanying unaudited consolidated financial statements do not include an adjustment to the fair value of retained interest that might result from the inability to finance future receivables.

Results of Operations

     Net income for the three-months ended March 31, 2004 was $41.6 million, up from a net loss of $82.8 million for the first quarter of 2003. Diluted earnings per share for the three-months ended March 31, 2004 were $0.47 compared to a diluted loss per share of $1.62 for the first quarter of 2003. The increase in “Net income (loss)” is primarily due to an increase in “Securitization income,” a decrease in the “Provision for loan losses,” and a general reduction in operating expenses, partially offset by reductions in “Servicing income on securitized / sold receivables,” “Credit card loan and other interest income,” and “Credit card loan fees, interchange and other income.”

Total Revenues

     Total revenues were $178.6 million for the three-months ended March 31, 2004, a 59.7% increase over $111.8 million for the three-months ended March 31, 2003.

     “Securitization income” was $119.0 million for the three-months ended March 31, 2004, compared to “Securitization expense” of $38.0 million for the same period in 2003. The following table details “Securitization income (expense)” for the three-month period ended March 31, 2004 and 2003.

Table 1: Analysis of Securitization Income (Expense)
(Dollars in thousands)

	Three-Months Ended
	March 31,
	2004	2003
Loss on new securitization of receivables to the Metris Master Trust	$(1,246)	$(19,955)
Loss on replenishment of receivables to the Metris Master Trust	(23,927)	(46,254)
Discount accretion	59,970	75,674
Change in fair value	47,965	(83,608)
Interest-only revenue	74,932	58,436
Transaction and other costs	(38,709)	(22,263)

Securitization income	$118,985	$(37,970)

     The significant increase in “Securitization income” in the first quarter of 2004 compared to 2003 is due to 1) fair value write-ups of $48.0 million for the three-months ended March 31, 2004 compared to fair value write-downs of $83.6 million for the three months ended March 31, 2003. The $48 million mark-up was primarily due to a $22.1 million adjustment to the discount on retained receivables related to the pay-off of the variable funding conduits, and a $20.3 million decrease in the discount against spread accounts receivable due to reserve releases during the quarter, 2) net loss on securitization of receivables was $1.2 million for the three months ended March 31, 2004 compared to $20.0 million for the three months ended March 31, 2003. The loss on new securitization in the first quarter of 2004 pertains to the issuance of series 2004-A, which was a paired series to defease the maturing series 1999-1. The loss on new securitization of $1.2 million was significantly lower than the loss in the first quarter of 2003 primarily due to the short maturity of the paired series, 3) loss on replenishment decreased $22.3 million primarily due to lower volumes of receivables sold into the Metris Master Trust and a decrease in the weighted average months to maturity across all outstanding series, and 4) interest-only revenue increased $16.5 million primarily due to a 224 basis point increase in average excess spread in the Metris Master Trust during this period, partially offset by a $2.3 billion decrease in average principal receivables held in the Metris Master Trust. These improvements were partially offset by a $15.7 million decrease in discount accretion and a $16.4 million increase in transaction and other costs. Discount accretion decreased primarily due to lower attrition on receivables held in the Metris Master Trust and a decrease in the weighted average months to maturity on the outstanding series. Transaction and other costs of $38.7 million for the three months ended March 31, 2004 is due to transaction fees on the 2004-A paired series, commitment fees for MBIA insurance coverage on future asset-backed transactions, and a mark-to-market valuation adjustment on interest rate caps.

     “Servicing income on securitized / sold receivables” decreased $11.6 million from $47.8 million in the first quarter of 2003 to $36.2 million in the first quarter of 2004. The reduction in “Servicing income on securitized / sold receivables” resulted from a decrease in average credit card loans held by the Metris Master Trust of $2.7 billion between the two periods.

     “Credit card loan and other interest income” and “Credit card loan fees, interchange and other income,” decreased in the aggregate from $58.5 million for the quarter ended March 31, 2003 to $15.9 million for the same period in 2004. The $42.6 million decrease resulted primarily from a reduction in average “Credit card loans” of $624.7 million between the two periods.

     “Enhancement services revenue” decreased from $43.5 million for the period ended March 31, 2003 to $7.5 million for the same period in 2004. The $36.0 million decrease resulted from the sale of our membership club and warranty business in July 2003. Remaining “Enhancement services revenue” is primarily commission revenue that Direct Merchants Bank earns on membership club and warranty products sold to the Bank’s credit card portfolio.

Total Expenses

     “Total Expenses” for the three-month period ended March 31, 2004 decreased $125.0 million over the comparable period in 2003. Included in this decrease was a $5.4 million decrease in “Interest expense” to $13.9 million for the three-months ended March 31, 2004, compared to $19.3 million over the comparable period in 2003. The decrease is primarily due to the sale of $559.3 million of insured certificates of deposit on September 30, 2003, partially offset by the increased borrowing rates on our outstanding debt.

     The “Provision for loan losses” decreased $50.9 million to ($6.1) million for the three-months ended March 31, 2004, compared to $44.8 million over the comparable period in 2003, reflecting the significant reduction in “Credit card loans” during the past year, slightly improved credit quality in the owned loan portfolio, and the reversal of approximately $3 million of allowance associated with buyback provisions of third-party asset sales in the second half of 2004.

     “Credit card account and other product solicitation and marketing expenses” decreased $17.8 million to $15.9 million for the three-months ended March 31, 2004, compared to $33.7 million over the comparable period in 2003, resulting primarily from a shrinking of the credit card business and the sale of our membership club and warranty business.

     “Employee compensation” decreased $14.5 million to $38.9 million for the three-months ended March 31, 2004, compared to $53.4 million over the comparable period in 2003 due to workforce reductions subsequent to March 31, 2003 of 980 employees.

     “Credit protection claims expense” decreased $6.0 million to $6.3 million for the three-months ended March 31, 2004, compared to $12.3 million over the comparable period in 2003, largely due to a decrease in claims resulting from a decrease in covered receivables.

     “Asset impairments, lease write-offs and severance” was $1.5 million for the three-months ended March 31, 2004, a decrease of $15.3 million over the comparable period in 2003. Special charges for the three-months ended March 31, 2004 include workforce reductions of $1.0 million and $0.4 million related to further write-down of various operating leases. During the comparable period in 2003, these charges included $12.0 million in write-downs of excess property and equipment and a $4.8 million charge for a workforce reduction.

Credit card receivables

     Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on collections.

     We use credit line analyses, account management, and customer transaction authorization procedures to minimize loan losses. Our risk models determine initial credit lines at the time of underwriting. We manage credit lines on an ongoing basis and adjust them based on customer usage and payment patterns. We continually monitor customer accounts and initiate appropriate collection activities when an account is delinquent or overlimit. We monitor customer authorization history, complete credit line analysis, and refine account management strategies to mitigate long-term credit losses.

Delinquencies

     It is our policy to accrue interest and fee income on all credit card accounts, except in limited circumstances, until we charge-off the account. In November 2002, we stopped billing late fees once an account became 120 days contractually delinquent and in March 2003, we stopped billing overlimit fees once an account became 120 days contractually delinquent. Past due accounts are re-aged to current status only after we receive at least three minimum payments or the equivalent cumulative amount. Accounts can only be re-aged to current status once every twelve months and two times every five years. Accounts entering long-term fixed payment forbearance programs may receive a re-age upon entering the Debt Management Program (“workout re-age”). Workout re-ages can only occur after receipt of at least three consecutive minimum monthly payments, or the equivalent cumulative amount as defined by the Debt Management Program. In accordance with FFIEC guidance workout re-ages can only occur once in five years. Table 2 presents the delinquency trends of our credit card loan portfolio.

Table 2: Loan Delinquency

	March 31,	% of	December 31,	% of	March 31,	% of
(Dollars in thousands)	2004	Total	2003	Total	2003	Total
Loans outstanding	$74,085	100%	$128,615	100%	$686,285	100%
Loans contractually delinquent:

	March 31,	% of	December 31,	% of	March 31,	% of
	2004	Total	2003	Total	2003	Total
30 to 59 days	2,543	3.4%	5,015	3.9%	20,921	3.0%
60 to 89 days	2,336	3.2%	4,888	3.8%	18,390	2.7%
90 or more days	6,200	8.4%	10,406	8.1%	17,108	2.5%

Total	$11,079	15.0%	$20,309	15.8%	$56,419	8.2%

     The decrease in the delinquency rate as of March 31, 2004 compared to December 31, 2003 is a result of slightly improved credit quality. The increase in the delinquency rate as of December 31, 2003 compared to March 31, 2003, resulted primarily from the sale of approximately $72.5 million delinquent receivables during December 2002.

Net Charge-Offs

     Net charge-offs are the principal amount of losses from cardholders unwilling or unable to make minimum payments, bankrupt cardholders and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged-off against the applicable revenue line item at the time of charge-off. We charge-off and take accounts as a loss within (i)60 days following formal notification of bankruptcy; (ii) at the end of the month during which most unsecured accounts become contractually 180 days past due; (iii) at the end of the month during which unsecured accounts that have entered into a credit counseling or other similar debt forbearance program and later become contractually 120 days past due; or (iv) at the end of the month during which secured accounts become contractually 120 days past due after first reducing the loss by the secured deposit. Beginning in the fourth quarter of 2003, we changed our policy for recognizing credit losses on accounts that enter into a settlement payment arrangement. Under the new policy, the portion of the balance that has been forgiven is charged-off upon entering into the settlement arrangement with the customer. The previous policy recognized these losses after the completion of the settlement arrangement. We charge-off accounts that are identified as fraud losses no later than 90 days after discovery.

     We enter into agreements with third parties for the sale of a majority of charged-off accounts. We also refer charged-off accounts to our recovery unit for coordination of collections efforts to recover the amounts owed. When appropriate, we place accounts with external collection agencies or attorneys. Charge-offs due to bankruptcies were $2.4 million, representing 10.5% of total gross charge-offs as of March 31, 2004 and $5.5 million, representing 63.8% of total gross charge-offs as of March 31, 2003. Table 3 presents our net charge-offs for the periods indicated as reported in the consolidated financial statements.

Table 3: Net Charge-offs

	Three-Months Ended
	March 31,
(Dollars in thousands)	2004	2003
Average credit card loans	$126,957	$751,674
Net charge-offs	22,400	8,289
Net charge-off ratio (annualized)	71.0%	4.5%

     The increase in the net charge-off ratios for the three-months ended March 31, 2004 is due primarily to the impact of the transfer of approximately $38 million of loans to “Loans held for sale” during the quarter. The net charge-off ratio for the three-months ended March 31, 2003 was impacted by the sale of $72.5 million in delinquent receivables during the fourth quarter of 2002.

Allowance for Loan Losses

     We record “Provision for loan losses” in amounts necessary to maintain the allowance at a level sufficient to absorb anticipated probable loan losses inherent in the existing loan portfolio as of the balance sheet date.

     In order to mitigate credit losses, we have focused our collection efforts to aggressively address any potential delinquency increases. We also leverage forbearance programs and credit counseling services for qualifying cardholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees, and other incentives to induce the customer to continue making payments. The amount of customer receivables in debt forbearance programs was $4.4 million or 5.9% of total credit card loans as of March 31, 2004, compared to $6.2 million or 4.8% of total credit card loans as of December 31, 2003. All delinquent receivables in debt forbearance programs are included in Table 2.

     The “Allowance for loan losses” was $18.9 million as of March 31, 2004, versus $45.5 million as of December 31, 2003. Our roll-rate models indicated our required allowance for loan losses was $19 million as of March 31, 2004, versus $46 million as of December 31, 2003. The ratio of “Allowance for loan losses” to period-end credit card loans was 25.6% at March 31, 2004, compared to 35.4% at December 31, 2003. The allowance for loan losses as a percentage of 30-day plus receivables was 171.0% at March 31, 2004, compared to 224.0% at December 31, 2003. We believe the “Allowance for loan losses” is adequate to cover probable future losses inherent in the loan portfolio under current conditions.

Retained Interests in Loans Securitized

     Our credit card receivables are primarily funded by asset securitizations through the Metris Master Trust. Upon securitization, the Company removes the applicable “Credit card loans” from the balance sheet and recognizes the “Retained interests in loans securitized” at their allocated carrying value in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125” (“SFAS No. 140”). Credit card receivables may be sold to the Metris Master Trust at the inception of a securitization series. We also sell credit card receivables to the Metris Master Trust on a daily basis to replenish receivable balances that have decreased due to payments and charge-offs. The difference between the allocated carrying value and the proceeds from the assets sold is recorded as a gain or loss on sale and is included in “Securitization income (expense).” At the same time, the Company recognizes the “Retained interests in loans securitized.”

     The “Retained interests in loans securitized” are financial assets measured at fair value consistent with trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and include the contractual retained interests, an interest-only strip receivable, excess transferor’s interest, and spread accounts receivable. The contractual retained interests consist of non-interest bearing securities held by the Company. The interest-only strip receivable represents the present value of the excess of the estimated future interest and fee collections expected to be generated by the securitized loans over the period the securitized loans are projected to be outstanding above the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses. The excess transferor’s interest represents principal receivables held in the Metris Master Trust over the contractual retained interests. Spread accounts receivable represents restricted cash reserve accounts held by the Metris Master Trust that can be used to fund payments due to securitization investors and credit enhancers if cash flows are insufficient. Cash held in spread accounts is released to us if certain conditions are met or a securitization series terminates with amounts remaining in the spread accounts. The fair value of the “Retained interests in loans securitized” is determined through estimated cash flows discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans.

     The following table summarizes our “Retained interests in loans securitized” as of March 31, 2004 and December 31, 2003.

Table 4: Retained interests in loans securitized

	March 31,	December 31,
(In thousands):	2004	2003
Contractual retained interests	$574,275	$542,014

	March 31,	December 31,
	2004	2003
Excess transferor’s interest	32,031	48,775
Interest-only strip receivable	26,652	16,039
Spread accounts receivable	161,457	230,073

Retained interests in loans securitized	$794,415	$836,901

     “Retained interests in loans securitized” decreased by $42.5 million between December 31, 2003 and March 31, 2004 to $794.4 million. The decrease is primarily due to a $16.7 million decrease in excess transferor’s interest and a $68.6 million decrease in spread accounts receivable, partially offset by a $32.3 million increase in contractual retained interests and a $10.6 increase in interest-only strip receivable.

     Contractual retained interests increased to $574.3 million as of March 31, 2004, from $542.0 million as of December 31, 2003. The $32.3 million increase is due to the issuance of series 2004-A and a decrease in the weighted average months to maturity on the outstanding series in the Metris Master Trust. The interest-only strip receivable increased to $26.7 million as of March 31, 2004, from $16.0 million as of December 31, 2003, due to higher projected excess spreads from the receivables held in the Metris Master Trust. The projected excess spreads have increased primarily due to a decrease in loss rates and funding costs, partially offset by a decrease in finance charge yield. Spread accounts receivable decreased $68.6 million over December 31, 2003 due to reserve releases during the quarter. For more information on restricted cash see the Liquidity, Funding and Capital Resources section of the Management Discussion and Analysis on pages 30 through 33.

     At least quarterly, the Company adjusts the valuation of the “Retained interests in loans securitized” to reflect changes in the amount and expected timing of future cash flows. The significant factors that affect the timing and amount of cash flows relate to the collateral assumptions, which include payment rate, default rate, gross yield and discount rate. These values can, and will, vary as a result of changes in the amount and timing of the cash flows and the underlying economic assumptions. The components of retained interests are recorded at their fair value. (See Critical Accounting Policies on page 31 for more information on the valuation of the “Retained interests in loans securitized”). The significant assumptions used for estimating the fair value of the “Retained interests in loans securitized” are as follows:

Table 5: Significant assumptions used for estimating the fair value of retained interests

	March 31,	December 31,
	2004	2003
Monthly payment rate	7.0%	6.7%
Gross yield (1)	25.2%	25.4%
Annual interest expense and servicing fees	4.0%	4.2%
Annual gross principal default rate	20.4%	20.7%
Discount rate:
Contractual retained interests	16.0%	16.0%
Excess transferor’s interest	16.0%	16.0%
Interest-only strip receivable	30.0%	30.0%
Spread accounts receivable	15.3%	15.3%
Weighted average months to maturity	19.6	24.5

(1)Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries, net of finance charge and fee charge-offs. Gross yield for purposes of estimating fair value does not include interchange income, or cash advance fees.

Balance Sheet Analysis

     Cash and Cash Equivalents

     Cash and cash equivalents increased $141.6 million to $320.0 million as of March 31, 2004, compared to $178.5 million as of December 31, 2003. The increase is primarily due to the release of approximately $119 million in restricted cash from the Metris Master Trust.

     Loans Held for Sale and Credit Card Loans

     Credit card loans were $74.1 million as of March 31, 2004, compared to $128.6 million as of December 31, 2003. The $54.5 million decrease is primarily a result of approximately $38 million in “Credit card loans” transferred to “Loans held for sale” as of March 31, 2004.

     Other Assets

     “Other assets” decreased $12.0 million from $81.8 million at December 31, 2003 to $69.8 million at March 31, 2004. The decrease resulted primarily from a $4.8 million fair value decrease in interest rate caps, and a $5.1 million decrease in pre-paid expenses.

     Accounts Payable

     “Accounts payable” increased $23.4 million from $32.4 million at December 31, 2003 to $55.8 million at March 31, 2004. The increase resulted primarily from amounts collected and owed on receivables sold to third parties.

     Accrued Expenses and Other Liabilities

     “Accrued expenses and other liabilities” increased from $76.0 million at December 31, 2003 to $94.1 million at March 31, 2004. The $18.1 million increase was primarily due to a $22.5 million increase in our deferred tax liability.

Off Balance Sheet Arrangements

     Our operations are funded primarily through asset securitizations of our credit card receivables. We rely heavily on this method of funding and any negative effect on our ability to securitize assets would have a material impact on our business. We securitize consumer loans in order to manage our total cost of funds. Our securitizations involve packaging and selling pools of both current and future receivable balances on credit card accounts, in which we retain the servicing of such receivables. Our securitizations are treated as sales under accounting principles generally accepted in the United States of America and are removed from our balance sheet. We primarily securitize receivables by selling the receivables to the Metris Master Trust, a proprietary, non-consolidated trust, which issues securities through public and private asset-backed securitizations or multi-seller commercial paper conduits.

     The Metris Master Trust was formed in May 1995 pursuant to a pooling and servicing agreement, as amended. Metris Receivables, Inc. (“MRI”), one of our special purpose entity subsidiaries, transfers receivables in designated accounts to the Metris Master Trust. The Metris Master Trust may, and does from time to time, issue securities that represent undivided interests in the receivables in the Metris Master Trust. These securities are issued by series and each series typically has multiple classes of securities. Each series or class within a series may have different terms. The different classes of an individual series are structured to obtain specific debt ratings. As of March 31, 2004, 13 series of publicly and privately issued term asset-backed securities were outstanding. MRI currently retains the most subordinated class of securities in each series and all other classes are issued to nonaffiliated third parties. These securities are interests in the Metris Master Trust only and are not obligations of MRI, MCI, Direct Merchants Bank, or any other subsidiary of the Company. The interest in the Metris Master Trust not represented by any series of securities issued by the Metris Master Trust also belongs to MRI and is known as the transferor’s interest.

     Generally, each series involves an initial reinvestment period, referred to as the “revolving period,” in which principal payments on receivables allocated to such series are returned to MRI and reinvested in new principal receivables arising in the accounts. After the revolving period ends, principal payments allocated to the series are then accumulated and used to repay the investors. This period is referred to as the “accumulation period,” and is followed by a “controlled amortization period” wherein investors are repaid their invested amount. Currently, the Metris Master Trust does not have any series in an accumulation period or controlled amortization period. The scheduled accumulation and amortization periods are set forth in the agreements governing each series. However, all series set forth certain events by which amortization can be accelerated, referred to as “early amortization.” Reasons an early amortization could occur include: (i) one or three-month average of portfolio collections, less principal and finance charge charge-offs, financing costs and servicing costs, drop below certain levels, (ii) negative transferor’s interest within the Metris Master Trust or (iii) failure to obtain funding prior to an accumulation period for a maturing term asset-backed securitization. New receivables in designated accounts cannot be funded from a series that is in early amortization. We currently do not have any series that are in early amortization.

     In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Metris Master Trust. This restricted cash provides additional security to the investors in the Metris Master Trust. We reflect cash restricted from release in the Metris Master Trust at its fair value as spread accounts receivable, which is a component of “Retained interests in loans securitized” in the consolidated balance sheet. The triggers are usually related to the performance of the Metris Master Trust, specifically the average of net excess spread over a one to three-month period.

     On a monthly basis, each series is allocated its share of finance charge and fee collections, which are used to pay investors interest on their securities, pay their share of servicing fees and reimburse investors for their share of losses due to charge-offs. Amounts remaining may be deposited in cash reserve accounts of the Metris Master Trust as additional protection for future losses. Once each of these obligations is fully met, remaining finance charge collections, if any, are returned to us. Principal receivables held by the Metris Master Trust were $7.0 billion and $7.5 billion as of March 31, 2004 and December 31, 2003, respectively.

     Revenues and expenses generated from the Metris Master Trust are found in the “Securitization income” and “Servicing income on securitzed / sold receivables” lines in the consolidated statements of income. Our interests retained in credit card receivables sold to the Metris Master Trust are recorded at fair value in “Retained interests in loans securitized” on the consolidated balance sheets.

     Maintaining adequate liquidity in the Metris Master Trust is, and will continue to be, at the forefront of our business objectives. Additional information regarding asset securitization is set forth under “Liquidity, Funding, and Capital Resources” below.

Liquidity, Funding and Capital Resources

     One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Liquidity management is a dynamic process, affected by changes in the characteristics of our assets and liabilities and short- and long-term interest rates, and by the capital markets. We use a variety of financing sources to manage liquidity, funding, and interest rate risks. Table 6 summarizes our funding and liquidity as of March 31, 2004 and December 31, 2003:

Table 6: Liquidity, Funding and Capital Resources

	March 31, 2004			December 31, 2003
	DMCCB	Other	Consolidated	DMCCB	Other	Consolidated
Cash and due from banks	$28,591	$238	$28,829	$29,399	$2,677	$32,076
Federal funds sold	50,300	—	50,300	25,300	—	25,300
Short-term investments	103,789	137,127	240,916	71,829	49,280	121,109

Total cash and cash equivalents	$182,680	$137,365	$320,045	$126,528	$51,957	$178,485

Table 6: Liquidity, Funding and Capital Resources (cont.)

	March 31, 2004		December 31, 2003
		Unused		Unused
	Outstanding	Capacity	Outstanding	Capacity
On-balance sheet funding
10% senior notes – November 2004	100,000	N/A	100,000	N/A
10.125% senior notes – July 2006	147,948	N/A	147,724	N/A
Term loan – June 2004	95,330	N/A	101,679	N/A
Other	—	N/A	1,045	N/A
Deposits	5,621	N/A	6,262	N/A

Subtotal	348,899	N/A	356,710	N/A
Off-balance sheet funding
Metris Master Trust:
Term asset backed securitizations – various maturities through January 2009	5,900,000	—	6,400,000	—
Bank conduits – various maturities through April 2004	330,000	—	196,000	654,000
Amortizing term series – matured in February 2004	—	—	99,200	—

Subtotal	6,230,000	—	6,695,200	654,000

Total	$6,578,899	$—	$7,051,910	$654,000

     As of March 31, 2004 and December 31, 2003, we had $5.9 million of letters of credit issued under our revolving line of credit. Under our Credit Agreement, we need to maintain, among other items, minimum equity plus reserves to managed accounts receivable of 15%, a minimum three-month average excess spread of 1% (on each individual series of securities issued under the Metris Master Trust), minimum consolidated net worth of $750 million, and a ratio of equity plus allowance for loan losses and discount on gross “Retained interest in loans securitized” to managed 90-day plus delinquencies of 2.25. Furthermore, the Company has pledged substantially all of its assets as collateral on the Credit Agreement other than the assets of the Bank and Metris Receivables, Inc.

     Our contractual cash obligations during the next twelve months as of March 31, 2004 were as follows:

Long-term debt	$195,330
Operating leases	10,419
Deposits	5,621
Contractual purchase obligations	61,494

Total	$272,864

     In addition to the contractual cash obligations, open-to-buy on credit card accounts as of March 31, 2004 was $7.5 billion.

     Our funding needs for 2004, as of March 31, 2004, included $1.65 billion in maturing asset-backed financing and conduits in the Metris Master Trust, $95.3 million outstanding on our $125 million term loan due in June 2004, and $100 million of senior notes due in November 2004.

     Our strategies to meet these funding needs are portfolio attrition, new conduit financing transactions, the renewal of some of these facilities, and new securitizations. In April 2004, we announced the issuance of $200 million of three-year credit card asset-backed term securities. The proceeds from this transaction were used to repay an outstanding paired-series, which was due in May 2004. Also, in April 2004, we announced a two-year conduit financing facility for $800 million, which was subsequently up-sized to $900 million, maturing in May 2006. This multi-series conduit financing will act as a warehouse facility to allow maturing asset-backed security transactions to be funded until we access the asset-backed markets. Finally, in May 2004 we used cash on hand to pay off the $95.3 million outstanding on our $125 million term loan due June 2004 and closed on a $300 million term loan from a group of investors that matures in May 2007. Part of the proceeds from this financing will be used during the second quarter of 2004 to pay off the $100 million of senior notes.

     With these new transactions, we have completed our corporate funding initiatives for 2004. Our receivable funding needs for the remainder of 2004 and 2005 will be covered by the $900 million conduit, portfolio attrition, and future asset-backed securitizations. We have $1.5 billion of remaining capacity in our MBIA commitment to provide insurance coverage on future asset-backed security transactions.

     The Metris Master Trust and the associated off-balance sheet debt provide for early amortization if certain events occur. The significant events include (i) one-month and three-month average excess spreads below certain levels, (ii) negative transferor’s interest within the Metris Master Trust or (iii) failure to obtain funding prior to an accumulation period for a maturing term asset-backed securitization. In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Metris Master Trust. The triggers are related to the performance of the Metris Master Trust, generally the average of net excess spread over a one-to three-month period. This restricted cash provides additional security to the investors and credit enhancers in the Metris Master Trust. We reflect cash restricted from release in the Metris Master Trust “Retained interests in loans securitized” in the consolidated balance sheet.

     The following table shows the annualized yields, defaults, costs, and excess spreads for the Metris Master Trust on a cash basis:

	Three-Months Ended
	March 31,		December 31,		March 31,
(In thousands)	2004		2003		2003
Gross yield (1)	$497,616	27.46%	$523,108	26.39%	$657,781	27.71%
Annual principal defaults	348,984	19.26%	378,651	19.10%	508,200	21.41%

Net portfolio yield	148,632	8.20%	144,457	7.29%	149,581	6.30%
Annual interest expense and servicing fees	62,764	3.59%	68,996	3.67%	88,169	3.93%

Net excess spread	$85,868	4.61%	$75,461	3.62%	$61,412	2.37%

(1)	Includes cash flows from finance charges, late, overlimit and cash advance fees, bad debt recoveries, interchange income and debt waiver fees, less finance charge and fee charge-offs.

     The following table shows the principal receivables and delinquent principal receivables in the Metris Master Trust:

	March 31,	December 31,	March 31,
(In thousands)	2004	2003	2003
Principal receivables	$6,995,478	$7,489,568	$9,290,839
2-cycle plus delinquent principal receivables	610,470	698,574	930,281
Principal delinquency ratio	8.7%	9.3%	10.0%

     The cash restricted from release is limited to the amount of excess spread generated in the Metris Master Trust on a cash basis. During periods of lower excess spreads, the required amount of excess spread to be restricted in the Metris Master Trust may not be achieved. During those periods, all excess spread normally released to MRI will be restricted from release. Once the maximum required amount of cash is restricted from release or excess spreads improve, cash can again be released from the spread accounts. Based on the performance of our Metris Master Trust, the amount of cash required to be restricted was $188 million at March 31, 2004 and $294 million at December 31, 2003. As of March 31, 2004, $177.8 million had been restricted from release in the Metris Master Trust due to performance, $13.2 million had been restricted from release due to corporate debt ratings, and $14.2 million was restricted from release for maturity reserves. As of December 31, 2003, $255.4 million had been restricted from release in the Metris Master Trust due to performance, $21.4 million had been restricted from release due to corporate debt ratings, and $16.9 million was restricted from release for maturity reserves. In addition, $12.2 million was restricted from release for defeasance of the series 2001-1. The $77.6 million decrease in cash restricted from release due to performance is due primarily to the improving excess spreads in the Metris Master Trust. The $8.2 million decrease in cash restricted for corporate debt ratings resulted from the defeasance of series 1999-1 during the first quarter of 2004. We expect continued restrictions on the release of a significant portion of our cash basis excess spread throughout 2004.

     In December 2003, an Internal Revenue Service (“IRS”) examination team submitted a request for a Technical Advice Memorandum (“TAM”) to its Washington, D.C. National Office regarding certain aspects of the Company’s treatment of certain credit card fees as original issue discount (“OID”). With this submission, the examination team has effectively withdrawn its 2002 proposed adjustment for tax returns filed through December 31, 1998. The request for a TAM covers tax returns filed through December 31, 2001. Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees constitute OID and should be deferred and amortized over the remaining life of the underlying credit card loans for tax purposes. Cumulatively as of December 31, 2001, the Company had deferred approximately $210 million in federal income tax under the OID rules. An assessment could ultimately require the Company to pay up to this amount of federal tax plus state taxes and related interest. The rulings in the TAM and the outcome of additional resolution activities for these years, if necessary, will likely determine our tax treatment of credit card fees in subsequent years. As of December 31, 2003, and March 31, 2004, the Company had deferred cumulative federal income tax of approximately $179 million and $168 million, respectively. We believe that our treatment of these fees is appropriate and consistent with that of many other U.S. credit card issuers, and the public guidance recently issued by the IRS regarding late fees. However, the ultimate timing and amount of the final resolution remain uncertain. We continue to work with the IRS to resolve this matter and we do not expect any additional tax to be paid over the next twelve months as a result of the examination activity.

     Our senior unsecured debt is rated by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Rating Services (“S&P”) and Fitch, Inc. (“Fitch”). Factors affecting the various ratings include the overall health of the global/national economy, specific economic conditions impacting the subprime consumer finance industry, and the overall financial performance of the Company, including earnings, credit losses, delinquencies, excess spreads in the Metris Master Trust and our overall liquidity. Furthermore, certain of our term asset-backed securitizations require the restriction of cash if our corporate debt ratings go below certain levels. The table below illustrates the current debt ratings of MCI:

Standard
	Moody’s	& Poor’s	Fitch
Metris Companies Inc.
Senior unsecured debt	Caa2	CCC-	CCC

Capital Adequacy

     In the normal course of business, Direct Merchants Bank enters into agreements, or is subject to regulatory requirements, that result in cash, debt and dividend or other capital restrictions.

     The Federal Reserve Act imposes various legal limitations on the extent to which banks can finance or otherwise supply funds to their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to or other covered transactions, such as certain purchases of assets, with MCI and its affiliates. Such restrictions limit Direct Merchants Bank’s ability to lend to MCI and its affiliates. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to MCI in accordance with the National Bank Act dividend provisions.

     Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At March 31, 2004 and December 31, 2003, Direct Merchants Bank’s Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a “well-capitalized” depository institution under regulations of the OCC, as illustrated in the following table.

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

     Quantitative measures established by regulation to ensure capital adequacy require Direct Merchants Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 leverage capital (as defined) to average assets (as defined in the regulations). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements.

     Additional information about Direct Merchants Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
As of March 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	$252,827	115.8%	$17,460	8.0%	$21,825	10.0%
(to risk-weighted assets)

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
As of March 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	249,945	114.5%	8,730	4.0%	13,096	6.0%
(to risk-weighted assets)
Tier 1 Capital	249,945	64.0%	15,631	4.0%	19,539	5.0%
(to average assets)

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
As of December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	$240,868	140.0%	$13,760	8.0%	$17,200	10.0%
(to risk-weighted assets)
Tier 1 Capital	238,328	138.6%	6,880	4.0%	10,320	6.0%
(to risk-weighted assets)
Tier 1 Capital	238,328	70.2%	13,589	4.0%	16,987	5.0%
(to average assets)

     FFIEC guidelines indicate that an institution with a concentration in subprime lending should hold one and one-half to three times the normal minimum capital required.

     Direct Merchants Bank and MCI have entered into a Capital Assurance and Liquidity Maintenance Agreement (“CALMA”) that requires MCI to make such capital infusions or provide the Bank with financial assistance so as to permit the Bank to meet its liquidity requirements.

     Direct Merchants Bank has also entered into a Liquidity Reserve Deposit Agreement under which the Bank has established restricted deposits with third-party depository banks for the purpose of supporting Direct Merchants Bank’s funding needs. These deposits are invested in short-term liquid investments and are classified on the balance sheets as the “Liquidity reserve deposit.” As of March 31, 2004, the balance of the liquidity reserve deposit was $63 million.

     Finally, Direct Merchants Bank’s Modified Operating Agreement with the OCC requires, among other things, that:

•	The Bank must maintain minimum capital at the dollar amount reported on its September 30, 2003 Call Report ($213 million), unless otherwise approved by the OCC. The Bank may continue to pay dividends in accordance with applicable statutory and regulatory requirements, provided capital remains at the required level.

•	The Bank must maintain, at a minimum, liquid assets of not less than $35 million or 100% of the average highest daily funding requirement for managed receivables.

•	The Bank must comply with the terms of the Liquidity Reserve Deposit Agreement and the CALMA.

•	MCI must comply with the terms of the CALMA

     If the OCC were to conclude that the Bank failed to adhere to any provisions of the Modified Operating Agreement, the OCC could pursue various enforcement options. If any of these options were to be pursued by the OCC, it could have a material adverse effect on our operations or capital position.

Selected Operating Data - Managed Basis

     In addition to analyzing the Company’s performance on an owned basis, we analyze the Company’s financial performance on a managed loan portfolio basis. On a managed basis, the balance sheets and income statements include other investors’ interests in securitized loans that are not assets of the Company, thereby reversing the effects of sale accounting under SFAS No. 140. We believe this information is meaningful to the reader of the financial statements. We service the receivables that have been securitized and sold and own the right to the cash flows from those receivables sold in excess of amounts owed to security holders.

     The following information is not in conformity with accounting principles generally accepted in the United States of America, however, we believe the information is relevant to understanding the overall financial condition and results of operations of the Company.

Table 7: Managed Loan Portfolio

	March 31,	% of	December 31,	% of	March 31,	% of
(Dollars in thousands)	2004	Total	2003	Total	2003	Total
Period-end balances:
Credit card loans	$74,085		$128,615		$686,285
Receivables held in the Metris Master Trust	7,461,916		8,003,216		9,989,060

Managed	$7,536,001		$8,131,831		$10,675,345

Loans contractually delinquent:
Credit card loans	11,079	15.0%	20,309	15.8%	56,419	8.2%
Receivables held in the Metris Master Trust	773,592	10.4%	881,767	11.0%	1,170,536	11.7%

Managed	$784,671	10.4%	$902,076	11.1%	$1,226,955	11.5%

	Three-Months Ended
	March 31,
	2004		2003
Average balances:
Credit card loans	$126,957		$751,674
Receivables held in the Metris Master Trust	7,787,351		10,465,368

Managed	$7,914,308		$11,217,042

Net charge-offs:
Credit card loans(1)	22,400	71.0%	8,289	4.5%
Receivables held in the Metris Master Trust	327,607	16.9%	486,486	19.0%

Managed	$350,007	17.8%	$494,775	18.0%

(1)	Net charge-offs for the period ended March 31, 2004 include the impact of a $38 million portfolio of credit card loans transferred to “Loans held for sale.” The March 31, 2003 net charge-offs are impacted by the sale of $72.5 million in delinquent credit card loans during December, 2002.

     The decrease in the managed delinquency rates as of March 31, 2004 over December 31, 2003 and March 31, 2003 primarily reflects an improvement in credit quality in the Metris Master Trust. Management believes the improvement in credit quality is more than seasonal and reflects the improvements we have made in collections, account management, and new account underwriting.

     Total managed loans decreased $595.8 million to $7.5 billion as of March 31, 2004, compared to $8.1 and $10.7 billion as of December 31, 2003 and March 31, 2003, respectively. The reduction in credit cards loans from March 31, 2003 to March 31, 2004 is due in part to the sale of $1.1 billion in loans to third-parties in September and November 2003. The remaining decrease between March 31, 2004 and December and March 31, 2003 is a result of a reduction in credit lines, tighter underwriting standards implemented in 2002, and fewer new accounts. The amount of credit card receivables in debt forbearance programs was $668.9 million or 9.0% of total managed loans as of March 31, 2004, compared with $695.4 million or 8.6% of managed loans as of December 31, 2003. All delinquent receivables in debt forbearance programs are included in Table 7.

     The managed net charge-off rate decreased 20 basis points for the three-months ended March 31, 2004 compared to the same period in 2003 primarily due to the improving credit quality in the Metris Master Trust. Charge-offs due to bankruptcies were $107.7 million, representing 22.2% of total managed gross charge-offs as of March 31, 2004 and $186.0 million, representing 35.7% of total managed gross charge-offs as of March 31, 2003. In addition to those bankrupt accounts that were charged-off, we received formal notification of $58.5 million and $86.2 million of managed bankrupt accounts as of March 31, 2004 and 2003, respectively.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements include, without limitation: expressions of the “belief,” “anticipation,” “intent,” or “expectations” of management; statements and information as to our strategies and objectives; return on equity; changes in our managed loan portfolio; net interest margins; funding costs; liquidity; cash flow; operating costs and marketing expenses; delinquencies and charge-offs and industry comparisons or projections; statements as to industry trends or future results of operations of the Company and its subsidiaries; and other statements that are not historical fact. Forward-looking statements may be identified by the use of terminology such as “may,” “will,” “believes,” “does not believe,” “no reason to believe,” “expects,” “plans,” “intends,” “estimates,” “anticipated,” or “anticipates” and similar expressions, as they relate to the Company or our management. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

     These risks and uncertainties include, but are not limited to, our high liquidity requirement and our need to enter into financing transactions on a regular basis; the risk of reduced funding availability and increased funding costs; the higher delinquency and charge-off rates of our targeted middle-market consumers as compared to higher income consumers; the risk that certain events could result in early amortization (required repayment) of the securities issued by the Metris Master Trust; the risk that the recent improvement in our delinquency and charge-off rates may not continue; the risk that Direct Merchants Bank’s regulators could impose additional restrictions that could negatively impact our operations or financial condition, including further restrictions or limitations relating to Direct Merchants Bank’s minimum capital and credit loss reserves requirements and its ability to pay distributions to us; risks associated with Direct Merchants Bank’s ability to operate in accordance with its regulatory restrictions, including those in its Modified Operating Agreement with the OCC; the risk that we could be required to provide support to Direct Merchants Bank; risks associated with fluctuations in the value of and income earned from our retained interests in securitizations; interest rate risk, including the risk of adverse changes in the interest rates on the funds we borrow and the amounts we loan to our credit card customers; risks associated with the intense competition we face; the effect of laws and regulations that apply to us, or adverse changes in those laws or regulations, including, among others, laws and regulations that limit the fees and charges that we are allowed to impose, regulate our practices for collection and sharing of non-public customer information, govern the sale and terms of products and services we offer and require that we obtain and maintain licenses and qualifications; the risk that we may be adversely affected by litigation involving us, by our ongoing SEC and OCC investigations or by the Internal Revenue Service’s examination of our treatment of certain credit card fees as original issue discount; the effects of our previous restatements of our financial results; the outcome of antitrust litigation involving MasterCard and Visa and other industry-wide risks including, among others, the risk of fraud by cardholders and third parties and the risk of decreased consumer acceptance of credit card products; and general economic conditions that can have a negative impact on the performance of credit card loans and the marketing of our credit protection, insurance and other products.

     These risks are discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2003 in Item 1 of such report under the heading “Risk Factors.” Certain of these and other risks and uncertainties also are discussed herein in “Legal Proceedings” on page 39, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 20 - 37 hereof, and “Quantitative and Qualitative Disclosures About Market Risk” on page 38 hereof. Although we have attempted to list comprehensively the major risks and uncertainties, other factors may in the future prove to be important in causing actual results to differ materially from those contained in any forward-looking statement. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Our primary assets are “Credit card loans,” and “Retained interests in loans securitized.” Our receivables and receivables held by the Metris Master Trust are virtually all priced at rates indexed to the variable Prime Rate. We fund “Credit card loans” through a combination of cash flows from operations, bank loans, long-term debt and equity issuances. Our securitized loans are held by the Metris Master Trust and bank-sponsored multi-seller commercial paper conduits and investors in term series securities within the Metris Master Trust, which have committed funding primarily indexed to variable commercial paper rates and LIBOR. The long-term debt is at fixed interest rates. At March 31, 2004 and 2003, none of the securities issued out of the Metris Master Trust and conduit funding of securitized receivables was funded with fixed rate securities.

     In an interest rate environment with rates significantly above current rates, the potential negative impact on earnings of higher interest expense is partially mitigated by fixed rate funding and interest rate cap contracts.

     The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates of 200 basis points. In this analysis, interest rates on our floating rate debt are not allowed to decrease below zero percent. Assuming that we take no counteractive measures, as of March 31, 2004, a 200-basis-point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and receivables, would result in a decrease in net income of approximately $14.0 million relative to a base case over the next 12 months, compared to an approximate $29.4 million decrease of March 31, 2003 relative to a base case over the next 12 months. A decrease of 200 basis points would result in an increase in “Net income” of approximately $35.3 million as of March 31, 2004, and an increase of $43.0 million as of March 31, 2003.

     The change in sensitivity for the 200 basis point decrease is primarily due to a smaller receivable base and the decreased impact on interest expense, as interest expense cannot fall below zero. The change in sensitivity for the 200 basis point increase is primarily due to a smaller receivable base and a higher percentage of receivables that will be impacted by a rate increase.

ITEM 4 CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)or 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the CEO and CFO, have concluded that, as of March 31, 2004, the design of our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. During the quarter ended March 31, 2004, except as described below, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     On November 17, 2003, our external auditors, KPMG LLP, issued a material weakness report noting a material weakness in our policies and procedures for estimating the fair value of our “Retained interests in loans securitized” and associated revenue recognition. During the fourth quarter of 2003 and the first quarter of 2004 we revised our valuation model and related policies, procedures and assumptions to address the issues in the material weakness report. During the period, the Company also identified and changed its accounting policies to conform with accounting principles generally accepted in the United States of America associated with the accounting for securitization transaction costs, credit card solicitation costs, and debt waiver revenue associated with receivables sold to the Metris Master Trust.

     The Company has not yet completed its evaluation (testing) of the operating effectiveness of such controls.

Part II. Other Information

Item 1. Legal Proceedings

     Reference is made to Part I, Item 3 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, which summarizes two pending lawsuits involving the Company and certain of its officers and directors.

     Reference is also made to Part I, Item 1, “Business – Regulatory Investigations” of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, which summarizes the current SEC and OCC investigations, to which we are currently subject.

     The Company currently is not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be predicted, we believe, based on information currently available, that the resolution of those legal matters will not result in any material adverse effect on our results of operations, financial condition or ability to operate our business.

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the quarter ended March 31, 2004.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Fifth Amendment to the Amended and Restated Senior Secured Credit Agreement dated as of January 26, 2004, among Metris Companies Inc., the Lenders from time to time parties to the Senior Secured Credit Agreement, Deutsche Bank Trust Companies America as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.5 to MCI’s Report on Form 10-Q/A for the quarter ended September 30, 2003, filed with the SEC on April 12, 2004 (File No. 1-12351)).

11	Computation of Earnings Per Share.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d 14(a).

32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)	Reports on Form 8-K:

On March 15, 2004, we filed a Current Report on Form 8-K to report under Items 7, 9 and 12, the filing of a press release announcing (a) financial results for our fourth quarter ended December 31, 2003, (b) the receipt of a commitment from MBIA Insurance Corporation to provide financial guaranty insurance policies to refinance a portion of the Company’s maturing asset-backed securitization transactions in 2004 and 2005, and (c) the late filing of our Annual Report on Form 10-K.

On April 14, 2004, we filed a Current Report on Form 8-K to report under Items 5 and 7, the filing of a press release announcing that Metris Receivables, Inc., one of our wholly owned subsidiaries, through the Metris Master Trust, has issued $200 million of three-year credit card asset-backed term securities to institutional investors.

On April 19, 2004, we filed a Current Report on Form 8-K to report under Items 7, 9 and 12, the filing of a press release announcing (a) our results of operations for the first quarter of 2004, and (b) entry into a definitive agreement to establish a two-year $800 million conduit facility for the purpose of financing credit card receivables in the Metris Master Trust.

On April 20, 2004, we filed a Current Report on Form 8-K to report under Items 5 and 7, the filing of a press release announcing that we were considering a private placement of Senior Secured Notes in an aggregate principal amount of approximately $250 million.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRIS COMPANIES INC. (Registrant)

Date: May 7, 2004	By: /s/ John A. Witham

John A. Witham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized
Officer of Registrant)