Form 10-Q
period 2004-06-30
METRIS COMPANIES INC
filed 2004-08-09
CIK 1021061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Yes [X]  No [   ]

As of July 31, 2004, 57,965,743 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

METRIS COMPANIES INC.

FORM 10-Q

June 30, 2004

Part I. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,
	2004	December 31,
	(Unaudited)	2003
Assets:
Cash and due from banks	$26,364	$32,076
Federal funds sold	29,700	25,300
Short-term investments	345,165	121,109

Cash and cash equivalents	401,229	178,485

Liquidity reserve deposit	74,863	80,158
Credit card loans	72,491	128,615
Less: Allowance for loan losses	15,375	45,492

Net credit card loans	57,116	83,123

Retained interests in loans securitized	761,613	836,901
Property and equipment, net	28,527	33,680
Purchased portfolio premium	12,987	17,561
Other receivables due from credit card securitizations, net	75,773	80,714
Other assets	68,482	81,774

Total assets	$1,480,590	$1,392,396

Liabilities:
Deposits	$4,572	$6,262
Debt	448,172	350,448
Accounts payable	34,197	32,397
Deferred income	14,258	18,060
Accrued expenses and other liabilities	96,645	76,036

Total liabilities	597,844	483,203

Stockholders’ Equity:
Convertible preferred stock – Series C, par Value $.01 per share; 10,000,000 Shares authorized, 1,321,204 and 1,263,699 shares issued and outstanding, respectively	492,149	470,728
Common stock, par value $.01 per share; 300,000,000 shares authorized, 65,012,591 and 64,862,314 shares issued, respectively	650	649
Paid-in capital	231,896	229,655
Unearned compensation	—	(27)
Treasury stock – 7,055,300 shares	(58,308)	(58,308)
Retained earnings	216,359	266,496

Total stockholders’ equity	882,746	909,193

Total liabilities and stockholders’ equity	$1,480,590	$1,392,396

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except earnings per-share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Securitization (expense) income	$(24,343)	$17,707	$94,642	$(20,263)
Servicing income on securitized receivables	33,847	45,335	70,084	93,148
Credit card loan and other interest income	5,010	31,432	10,116	63,593
Credit card loan fees, interchange and other income	5,264	23,460	16,080	49,779
Enhancement services income	6,976	39,690	14,456	83,199

Total revenues	26,754	157,624	205,378	269,456

Expenses:
Interest expense	18,714	18,716	32,645	38,057
Provision for loan losses	(491)	30,033	(6,583)	74,819
Credit card account and other product solicitation and marketing expenses	15,726	32,032	31,658	65,720
Employee compensation	35,723	45,721	74,668	99,102
Data processing services and communications	13,777	17,034	30,249	36,212
Credit protection claims expense	5,036	7,646	11,384	19,952
Occupancy and equipment	5,984	8,924	12,385	18,537
Purchased portfolio premium amortization	2,105	6,499	4,502	12,995
Asset impairments, lease write-offs and severance	1,812	6,011	3,273	22,788
Other	24,818	22,607	43,335	46,314

Total expenses	123,204	195,223	237,516	434,496

Loss Before Income Taxes	(96,450)	(37,599)	(32,138)	(165,040)
Income tax benefit	(26,124)	(12,851)	(3,422)	(57,462)

Net Loss	(70,326)	(24,748)	(28,716)	(107,578)
Convertible preferred stock dividends	10,830	9,908	21,421	19,597

Net Loss Applicable to Common Stockholders	$(81,156)	$(34,656)	$(50,137)	$(127,175)

Income (Loss) per share:
Basic
Distributed – Preferred	$8.38	$8.38	$16.76	$16.76
Undistributed – Preferred	—	—	—	—

Basic – Preferred	$8.38	$8.38	$16.76	$16.76

Distributed – Common	$—	$—	$—	$—
Undistributed – Common	(1.40)	(0.60)	(0.87)	(2.22)

Basic – Common	$(1.40)	$(0.60)	$(0.87)	$(2.22)

Diluted
Distributed – Common	$—	$—	$—	$—
Undistributed – Common	$(1.40)	$(0.60)	$(0.87)	$(2.22)

Diluted – Common	$(1.40)	$(0.60)	$(0.87)	$(2.22)

Shares used to compute income (loss) per share:
Basic – Preferred	1,292	1,182	1,278	1,169
Basic – Common	57,924	57,462	57,857	57,360
Diluted – Common	57,924	57,462	57,857	57,360

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands) (Unaudited)

									Total
	Number of	Shares	Preferred	Common	Paid-in	Unearned	Treasury	Retained	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Compensation	Stock	Earnings	Equity
BALANCE AT DECEMBER 31, 2002	1,156	57,168	$430,642	$642	$227,376	$—	$(58,308)	$454,321	$1,054,673
Net loss	—	—	—	—	—	—	—	(107,578)	(107,578)
Preferred dividends in kind	53	—	19,597	—	—	—	—	(19,597)	—
Issuance of common stock under employee benefit plans	—	352	—	3	2,367	—	—	—	2,370
Deferred compensation obligation	—	303	—	3	546	(549)	—	—	—
Restricted stock forfeitures	—	(24)	—	—	(48)	46	—	—	(2)
Amortization of restricted stock	—	—	—	—	—	211	—	—	211

BALANCE AT JUNE 30, 2003,	1,209	57,799	$450,239	$648	$230,241	$(292)	$(58,308)	$327,146	$949,674

BALANCE AT DECEMBER 31, 2003	1,264	57,807	$470,728	$649	$229,655	$(27)	$(58,308)	$266,496	$909,193
Net loss	—	—	—	—	—	—	—	(28,716)	(28,716)
Preferred dividends in kind	57	—	21,421	—	—	—	—	(21,421)	—
Issuance of common stock under employee benefit plans	—	200	—	1	2,331	—	—	—	2,332
Deferred compensation obligation	—	—	—	—	(85)	—	—	—	(85)
Restricted stock forfeitures	—	(50)	—	—	(5)	4	—	—	(1)
Amortization of restricted stock	—	—	—	—	—	23	—	—	23

BALANCE AT JUNE 30, 2004,	1,321	57,957	$492,149	$650	$231,896	$—	$(58,308)	$216,359	$882,746

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Operating Activities:
Net loss	$(28,716)	$(107,578)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	(100,583)	(81,545)
Provision for loan losses	(6,583)	74,819
Loss from credit card securitization	141,267	123,982
Asset impairments, lease write-offs, and severance	3,273	22,788
Market loss on derivative financial instruments	7,572	8,161
Changes in operating assets and liabilities, net:
Liquidity Reserve deposit	5,295	(80,590)
Fair value of retained interests in loans securitized	(68,683)	103,897
Spread accounts receivable	163,728	(201,314)
Other receivables due from credit card securitizations	4,941	17,860
Accounts payable and accrued expenses	19,136	4,473
Deferred income	(3,802)	(37,014)
Other	13,808	(67,123)

Net cash provided by (used in) operating activities	150,653	(219,184)

Investing Activities:
Proceeds from transfers of portfolios to the Metris Master Trust	—	315,065
Net cash from loan originations and principal collections on loans receivable	(11,873)	(84,739)
Net disposals of property and equipment	2,072	18,525

Net cash (used in) provided by investing activities	(9,801)	248,851

Financing Activities:
Proceeds from issuance of debt	283,974	125,348
Repayment of debt	(202,724)	(100,206)
Net decrease in deposits	(1,690)	(250,820)
Proceeds from issuance of common stock	2,332	2,370

Net cash provided by (used in) financing activities	81,892	(223,308)

Net increase (decrease) in cash and cash equivalents	222,744	(193,641)
Cash and cash equivalents at beginning of period	178,485	580,232

Cash and cash equivalents at end of period	$401,229	$386,591

Supplemental disclosures and cash flow information:
Cash paid (received) during the period for:
Interest	$21,064	$36,280
Income taxes	(35,820)	(31,846)

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in thousands, except as noted) (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Metris Companies Inc. (“MCI”) and its subsidiaries. MCI’s principal subsidiaries are Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank” or the “Bank”), Metris Direct, Inc. and Metris Receivables, Inc. (“MRI”). MCI and its subsidiaries, as applicable, may be referred to as “we,” “us,” “our” or the “Company.” We are an information-based direct marketer of consumer lending products.

     All dollar amounts are presented as pre-tax amounts unless otherwise noted. We have eliminated all significant intercompany balances and transactions in consolidation.

     During the first quarter of 2004 we reclassified financial statement line items to more accurately reflect the continuing operations of our business. In prior periods we classified interest income from credit card loans, federal funds sold, and other as total interest income. For all periods presented, total interest income is classified as “Credit card loan and other interest income.” In prior periods we classified interest expense from deposits and other as total interest expense. For all periods presented total interest expense has been reclassified as “Interest expense.”

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

Pervasiveness of Estimates

     We have prepared the consolidated financial statements in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates are our determination of the fair value of “Retained interests in loans securitized” and the adequacy of the “Allowance for loan losses.” The significant factors susceptible to future change that have an impact on these estimates include default rates, net interest spreads, payment rates, liquidity and the ability to finance future receivables activity, and overall economic conditions. As a result, the actual losses in our “Credit card loan” portfolio and the fair value of our “Retained interests in loans securitized” as of June 30, 2004 and December 31, 2003, could materially differ from these estimates.

Comprehensive Income

     SFAS No. 130 “Reporting Comprehensive Income,” does not apply to our current financial results and therefore, net income equals comprehensive income.

NOTE 2 – ACCOUNTING CHANGES

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6 “Participating Securities and the two-class method under FASB Statement 128,” (the “Consensus” or “EITF 03-6”). The Consensus requires net income to be reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Our Series C preferred shareholders have contractual participation rights on a converted basis that are equivalent to those of common shareholders. Therefore, we allocate undistributed earnings to preferred and common shareholders based on their respective ownership percentage on a converted basis as of the end of the period. The guidance in EITF 03-6 is effective for fiscal periods (interim or annual) beginning after March 31, 2004. Companies are required to restate prior period earnings per share amounts to conform to the guidance in EITF 03-6 upon adoption.

     The following table presents basic and diluted earnings (loss) per share using the two-class method for the first quarter of 2004 and the previous five annual periods:

	Three
	months
	ended	Twelve months ended
	March 31,	December 31,
	2004	2003	2002	2001	2000	1999
As Previously Reported:
Basic earnings (loss) per share	$0.47	$(3.27)	$(0.66)	$1.64	$2.08	$1.50
Diluted earnings (loss) per share	$0.47	$(3.27)	$(0.66)	$1.61	$2.01	$1.44
As Restated:
Basic Earnings (Loss) per Share
Distributed – Preferred(1)	$8.38	$32.78	$34.00	$33.99	$33.79	$147.43
Undistributed – Preferred	10.80	—	—	43.19	52.06	—

Basic – Preferred	$19.18	$32.78	$34.00	$77.18	$85.85	$147.43

Distributed – Common	$—	$—	$0.04	$0.04	$0.03	$0.02
Undistributed – Common	0.30	(3.27)	(0.70)	1.25	1.72	(0.31)

Basic – Common	$0.30	$(3.27)	$(0.66)	$1.29	$1.75	$(0.29)

Diluted Earnings (Loss) per Share
Distributed – Common	$—	$—	$0.04	$0.04	$0.03	$0.02
Undistributed – Common	0.30	(3.27)	(0.70)	1.21	1.63	(0.31)

Diluted – Common	$0.30	$(3.27)	$(0.66)	$1.25	$1.66	$(0.29)

(1)	1999 results include a one-time, non-cash amount of $101.6 million related to the conversion of Series B Preferred Stock, which is included in distributed earnings to preferred shareholders.

NOTE 3 – LOSS PER SHARE

     During the quarter ended June 30, 2004 we adopted the Consensus which requires the use of the two-class method for computing earnings (loss) per share, and requires affected companies to retroactively restate earnings per share previously reported.

     The following table presents the computation of basic earnings per share. The dilutive earnings per share calculations for the three- and six-month periods ended June 30, 2004 and 2003 are equal to the basic earnings per share calculations because any conversion of preferred shares, stock options, or restricted stock units to common shares would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(70,326)	$(24,748)	$(28,716)	$(107,578)
Convertible preferred stock dividends	10,830	9,908	21,421	19,597

Net loss applicable to common stockholders	$(81,156)	$(34,656)	$(50,137)	$(127,175)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Distributed preferred earnings	$10,830	$9,908	$21,421	$19,597
Weighted average preferred shares	1,292	1,182	1,278	1,169

Distributed earnings per share – Preferred	$8.38	$8.38	$16.76	$16.76

Undistributed loss	$(81,156)	$(34,656)	$(50,137)	$(127,175)
Preferred ownership on converted basis	44%	42%	44%	42%

Preferred shareholders interest in undistributed loss(1)	$—	$—	$—	$—

Weighted average preferred shares	1,292	1,182	1,278	1,169

Undistributed loss per share – Preferred	$—	$—	$—	$—

Distributed common earnings	$—	$—	$—	$—
Weighted average common shares	57,924	57,462	57,857	57,360

Distributed earnings per share – Common	$—	$—	$—	$—

Undistributed loss	$(81,156)	$(34,656)	$(50,137)	$(127,175)
Common ownership	56%	58%	56%	58%

Common shareholders interest in undistributed loss(1)	$(81,156)	$(34,656)	$(50,137)	$(127,175)

Weighted average common shares	57,924	57,462	57,857	57,360

Undistributed loss per share – Common	$(1.40)	$(0.60)	$(0.87)	$(2.22)

(1)	Preferred shareholders do not participate in any undistributed losses with common shareholders.

NOTE 4 – STOCK-BASED COMPENSATION PLANS

     We recognize compensation cost for stock-based employee compensation plans based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. No expense was reflected in net loss related to stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. For the three- and six-month periods ended June 30, 2004 we recorded $0 and $15 thousand, respectively, in amortization of deferred compensation obligation, net of related tax benefit, in “Net loss” related to restricted stock. This compares to $78 thousand and $0.1 million for the comparable periods in 2003. In May 2004 we issued approximately 855,000 restricted stock units to employees. The units vest over a four-year period with possible acceleration of vesting if certain earning targets are met. Upon vesting each restricted stock unit converts to one share of common stock that is distributed to the employee. The fair value of the restricted stock units as of the grant date was approximately $6.0 million. The fair value will be expensed and accrued over the expected vesting period and included in “Employee compensation” on the consolidated statements of income and “Accrued expenses and other liabilities” on the consolidated balance sheets. For the quarter ended June 30, 2004, we expensed and accrued $0.4 million related to restricted stock units.

     Pro forma information regarding net loss and loss per share has been determined as if we accounted for our employee stock options under the fair value method. The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model. The fair value of the options is amortized to expense over the options’ vesting periods. Under the fair value method, our net loss and loss per share would have been recorded at the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(70,326)	$(24,748)	$(28,716)	$(107,578)
Add: Stock-based employee compensation Expense included in reported net loss, net of related tax effects	293	105	304	145
Deduct: Annual stock-based employee compensation benefit determined based on the fair value for all awards, net of related tax effects	(3,417)	3,108	(4,883)	(4,749)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Pro forma net loss	$(66,616)	$(27,751)	$(23,529)	$(102,684)

Loss per share:
Basic-as reported	(1.40)	(0.60)	(0.87)	(2.22)

Basic-pro forma	(1.34)	(0.66)	(0.78)	(2.13)

Diluted-as reported	(1.40)	(0.60)	(0.87)	(2.22)

Diluted-pro forma	(1.34)	(0.66)	(0.78)	(2.13)

Weighted-average assumptions in option valuation:
Risk-free interest rates	3.2%	1.5%	3.2%	1.5%
Dividend yields	—	—	—	—
Stock volatility factor	129.1%	124.2%	129.1%	110.1%
Expected life of options (in years)	2.7	2.7	2.7	4.2

     The above pro forma amounts may not be representative of the effects on reported net income for future periods.

NOTE 5 – LIQUIDITY RESERVE DEPOSIT

     Direct Merchants Bank has established restricted deposits with third-party depository banks for the purpose of supporting Direct Merchants Bank’s funding needs and to satisfy banking regulators’ requirements under the Modified Operating Agreement, dated December 11, 2003, among Direct Merchants Bank, MCI, and the Office of the Comptroller of the Currency (“OCC”). These deposits are invested in short-term liquid investments. As of June 30, 2004, the balance of these deposits was $74.9 million and is classified on the balance sheets as “Liquidity reserve deposit.”

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

     The activity in the “Allowance for loan losses” is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance at beginning of period	$18,945	$125,357	$45,492	$90,315
Allowance related to assets transferred to the Metris Master Trust	—	(2,526)	—	(3,981)
Allowance related to assets re-acquired	—	—	1,945	—
Provision for loan losses	(491)	30,033	(6,583)	74,819
Principal receivables charged-off	(4,250)	(44,789)	(26,921)	(53,470)
Recoveries	1,171	1,087	1,442	1,479

Net principal receivables charged off	(3,079)	(43,702)	(25,479)	(51,991)

Balance at end of period	$15,375	$109,162	$15,375	$109,162

     Credit card loans greater than 30 days contractually past due for the periods ended June 30, 2004, and December 31, 2003 were $9.3 million and $20.3 million, respectively.

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

     The following table shows the fair value of the components of the “Retained interests in loans securitized” as of June 30, 2004 and December 31, 2003.

	June 30,	December 31,
	2004	2003
Contractual retained interests	$525,085	$542,014
Excess transferor’s interests	52,255	48,775
Interest-only strip receivable	47,290	16,039
Spread accounts receivable	136,983	230,073

Retained interests in loans securitized	$761,613	$836,901

     The following table illustrates the significant assumptions used for estimating the fair value of retained interests as of June 30, 2004 and December 31, 2003.

	June 30,	December 31,
	2004	2003
Monthly payment rate	7.3%	6.7%
Gross yield (1)	25.7%	25.4%
Annual interest expense and servicing fees	4.8%	4.2%
Annual gross principal default rate	19.5%	20.7%
Discount rate:
Contractual retained interests	16.0%	16.0%
Excess transferor’s interests	16.0%	16.0%
Interest-only strip receivable	30.0%	30.0%
Spread accounts receivable	15.3%	15.3%
Weighted average months to maturity	24.4	24.5

(1)  Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries, net of finance charge and fee charge-offs. Gross yield for purposes of estimating fair value does not include interchange income or cash advance fees.

     At June 30, 2004, the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes are as follows (in millions):

	Adverse Impact on Fair Value
	10% adverse change	20% adverse change
Annual discount rate	$22.3	$43.7
Monthly payment rate	99.8	247.6
Gross yield	101.6	227.0
Annual interest expense and servicing fees	24.9	49.0
Annual gross principal default rate	69.4	153.4

     As the sensitivity indicates, the value of the Company’s “Retained interests in loans securitized” on its consolidated balance sheets, as well as reported earnings, could differ significantly if different assumptions or conditions prevail.

NOTE 8 – SECURITIZATION INCOME

     The following summarizes “Securitization (expense) income” for the three- and six-month periods ended June 30, 2004 and 2003.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Loss on new securitization of receivables to the Metris Master Trust	$(90,640)	$(12,244)	$(91,886)	$(32,199)
Loss on replenishment of receivables to the Metris Master Trust	(25,454)	(45,529)	(49,381)	(91,783)
Discount accretion	61,570	78,812	121,540	154,486
Change in fair value	20,718	(20,289)	68,683	(103,897)
Interest-only revenue	55,137	32,243	130,069	90,679
Transaction and other costs	(45,674)	(15,286)	(84,383)	(37,549)

Securitization (expense) income	$(24,343)	$17,707	$94,642	$(20,263)

NOTE 9 – INCOME TAXES

     The components of the benefit for income taxes consisted of the following:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Current:
Federal	$201	$(34,699)	$500	$(36,690)
State	274	(483)	148	(59)

	475	(35,182)	648	(36,749)

Deferred:
Federal	(26,110)	21,731	(3,961)	(20,112)
State	(489)	600	(109)	(601)

	(26,559)	22,331	(4,070)	(20,713)

Income tax benefit	$(26,124)	$(12,851)	$(3,422)	$(57,462)

     A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal Benefit	0.1	(0.2)	(0.1)	0.3
Valuation allowance	(8.0)	—	(24.1)	—
Other, net	—	(0.6)	(0.2)	(0.5)

Effective income tax rate	27.1%	34.2%	10.6%	34.8%

     Our deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2004	2003
Deferred income tax assets resulting from future deductible and taxable temporary differences:
Allowance for loan losses and retained interests fair value adjustments	$85,491	$122,852
Intangible amortization	46,835	30,343
Net operating loss and credit carry forwards	14,362	28,200
Other	29,461	32,369
Valuation allowance	(10,168)	(2,427)

Total deferred tax assets	165,981	211,337
Deferred income tax liabilities resulting from future taxable and deductible temporary differences:
Accrued interest on credit card loans	153,746	194,766
Other	10,982	19,388

Total deferred tax liabilities	164,728	214,154

Net deferred tax assets	$1,253	$(2,817)

     During the second quarter of 2004, the Company recorded a $7.7 million valuation allowance against its deferred tax assets due to uncertainties related to their realization. We believe, based on our expected reversals of taxable temporary differences and, to a lesser degree, reliance on future earnings, the remaining deferred tax assets are fully realizable.

NOTE 10 – ASSET IMPAIRMENTS, LEASE WRITE-OFFS AND SEVERANCE

     “Asset impairments, lease write-offs and severance” for the three-months ended June 30, 2004 consists of charges related to workforce reductions. During the comparable period in 2003, this amount included a $5.1 million charge for commitment fees and $0.9 million related to workforce reductions. During the six-month period ended June 30, 2004 this amount included a $0.4 million charge related to write-downs of various operating leases and $2.8 million in workforce reduction charges. The comparable period in 2003 included a $5.7 million charge for workforce reductions, $5.1 million for commitment fees, and $12.0 million for write-downs of excess property and equipment.

NOTE 11 – SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

     We have various subsidiaries that do not guarantee Company debt. We have prepared condensed consolidating financial statements of the Company, the guarantor subsidiaries and the non-guarantor subsidiaries for purposes of complying with SEC reporting requirements. Separate financial statements of the guaranteeing subsidiaries and non-guaranteeing subsidiaries are not presented because we have determined that the subsidiaries’ financial information would not be material to investors.

METRIS COMPANIES INC.
Supplemental Consolidating Balance Sheets
June 30, 2004
(Dollars in thousands)
Unaudited

	Metris
	Companies	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$75,577	$2,489	$323,163	$—	$401,229
Liquidity reserve deposit	—	—	74,863	—	74,863
Net credit card loans	60	—	57,056	—	57,116
Retained interests in loans securitized	5,979	—	744,076	11,558	761,613
Property and equipment, net	—	28,519	8	—	28,527
Purchased portfolio premium	—	—	12,987	—	12,987
Other receivables due from credit card securitizations, net	3	—	75,770	—	75,773
Other assets	37,834	25,782	61,251	(56,385)	68,482
Investment in subsidiaries	1,268,328	849,268	—	(2,117,596)	—

Total assets	$1,387,781	$906,058	$1,349,174	$(2,162,423)	$1,480,590

Liabilities:
Deposits	$(500)	$—	$5,072	$—	$4,572
Debt	499,107	(395,304)	387,369	(43,000)	448,172
Accounts payable	678	13,963	19,556	—	34,197
Deferred income	—	—	14,258	—	14,258
Accrued expenses and other liabilities	5,750	19,071	73,651	(1,827)	96,645

Total liabilities	505,035	(362,270)	499,906	(44,827)	597,844

Total stockholders’ equity	882,746	1,268,328	849,268	(2,117,596)	882,746

Total liabilities and stockholders’ equity	$1,387,781	$906,058	$1,349,174	$(2,162,423)	$1,480,590

METRIS COMPANIES INC.
Supplemental Consolidating Balance Sheets
December 31, 2003
(In thousands)
Unaudited

	Metris
	Companies	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$(1,081)	$3,034	$176,532	$—	$178,485
Liquidity reserve deposit	—	—	80,158	—	80,158
Net credit card loans	15,203	—	67,920	—	83,123
Retained interests in loans securitized	—	—	822,900	14,001	836,901
Property and equipment, net	—	33,663	17	—	33,680
Purchased portfolio premium	80	—	17,481	—	17,561
Other receivables due from credit card securitizations, net	5	—	80,709	—	80,714
Other assets	21,242	30,934	54,917	(25,319)	81,774
Investment in subsidiaries	1,296,461	878,810	—	(2,175,271)	—

Total assets	$1,331,910	$946,441	$1,300,634	$(2,186,589)	$1,392,396

Liabilities:
Deposits	$(1,000)	$—	$7,262	$—	$6,262
Debt	384,684	(413,842)	422,606	(43,000)	350,448
Accounts payable	489	15,406	16,805	(303)	32,397
Deferred income	—	—	18,060	—	18,060
Accrued expenses and other liabilities	38,544	48,416	(42,909)	31,985	76,036

Total liabilities	422,717	(350,020)	421,824	(11,318)	483,203

Total stockholders’ equity	909,193	1,296,461	878,810	(2,175,271)	909,193

Total liabilities and stockholders’ equity	$1,331,910	$946,441	$1,300,634	$(2,186,589)	$1,392,396

METRIS COMPANIES INC.
Supplemental Consolidating Statements of Income
Three Months Ended June 30, 2004
(Dollars in thousands)
Unaudited

	Metris		Non-
	Companies	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Securitization (expense) income	(1,036)	—	(24,012)	705	(24,343)
Servicing income on securitized receivables	—	—	33,847	—	33,847
Credit card loan and other interest income	284	—	4,726	—	5,010
Credit card loan fees, interchange and other income	1,222	19,252	4,048	(19,258)	5,264
Enhancement services income	—	27	6,955	(6)	6,976
Intercompany allocations	(166)	37,915	643	(38,392)	—

Total revenues	304	57,194	26,207	(56,951)	26,754

Expenses:
Interest expense	18,606	(2,983)	3,091	—	18,714
Provision for loan losses	29	(2)	(518)	—	(491)
Credit card account and other product solicitation and marketing expenses	—	12,951	19,061	(16,286)	15,726
Employee compensation	—	36,721	(998)	—	35,723
Data processing services and communications	—	(12,705)	29,470	(2,988)	13,777
Credit protection claims expense	—	—	5,036	—	5,036
Occupancy and equipment	—	—	5,984	—	5,984
Purchased portfolio premium amortization	—	—	2,420	(315)	2,105
Asset impairments, lease write-offs and severance	—	—	1,812	—	1,812
Other	4,856	22,206	(2,244)	—	24,818
Intercompany allocations	37	9,058	29,297	(38,392)	—

Total expenses	23,528	65,246	92,411	(57,981)	123,204

(Loss) Income Before Income Tax Expense (Benefit) and Equity in Income (Loss) of Subsidiaries	(23,224)	(8,052)	(66,204)	1,030	(96,450)
Income tax expense (benefit)	377	(14,055)	(12,213)	(233)	(26,124)
Equity in (loss) income of subsidiaries	(46,725)	(53,991)	—	100,716	—

Net (Loss) Income	$(70,326)	$(47,988)	$(53,991)	$101,979	$(70,326)

METRIS COMPANIES INC.
Supplemental Consolidating Statements of Income
Three Months Ended June 30, 2003
(Dollars in thousands)
Unaudited

	Metris
	Companies	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Securitization (expense) income	(443)	—	19,510	(1,360)	17,707
Servicing income on securitized receivables	—	—	45,335	—	45,335
Credit card loan and other interest income	524	—	30,908	—	31,432
Credit card loan fees, interchange and other income	1,036	19,004	21,476	(18,056)	23,460
Enhancement services income	—	7,100	34,856	(2,266)	39,690
Intercompany allocations	5,264	73,725	8,247	(87,236)	—

Total revenues	6,381	99,829	160,332	(108,918)	157,624

Expenses:
Interest expense	9,206	(915)	10,425	—	18,716
Provision for loan losses	540	—	29,759	(266)	30,033
Credit card account and other product solicitation and marketing expenses	—	18,209	32,733	(18,910)	32,032
Employee compensation	—	41,860	3,861	—	45,721
Data processing services and communications	5	(19,717)	39,062	(2,316)	17,034
Credit protection claims expense	—	(97)	7,743	—	7,646
Occupancy and equipment	—	—	8,924	—	8,924
Purchased portfolio premium amortization	10	—	7,621	(1,132)	6,499
Asset impairments, lease write-offs and severance	—	—	6,011	—	6,011
Other	5,268	25,342	(7,996)	(7)	22,607
Intercompany allocations	24	27,420	59,792	(87,236)	—

Total expenses	15,053	92,102	197,935	(109,867)	195,223

(Loss) Income Before Income Tax (Benefit) Expense and Equity in (Loss) Income of Subsidiaries	(8,672)	7,727	(37,603)	949	(37,599)
Income tax (benefit) expense	(2,846)	936	(11,267)	326	(12,851)
Equity in (loss) income of subsidiaries	(18,922)	(26,336)	—	45,258	—

Net (Loss) Income	$(24,748)	$(19,545)	$(26,336)	$45,881	$(24,748)

METRIS COMPANIES INC.
Supplemental Consolidating Statements of Income
Six Months Ended June 30, 2004
(Dollars in thousands)
Unaudited

	Metris
	Companies	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Securitization (expense) income	(1,079)	—	94,338	1,383	94,642
Servicing income on securitized receivables	—	—	70,084	—	70,084
Credit card loan and other interest income	407	—	9,709	—	10,116
Credit card loan fees, interchange and other income	2,449	34,115	13,165	(33,649)	16,080
Enhancement services income	—	141	14,333	(18)	14,456
Intercompany allocations	149	78,810	1,395	(80,354)	—

Total revenues	1,926	113,066	203,024	(112,638)	205,378

Expenses:
Interest expense	32,561	(5,561)	5,645	—	32,645
Provision for loan losses	(1,288)	(1)	(5,294)	—	(6,583)
Credit card account and other product solicitation and marketing expenses	—	24,262	34,873	(27,477)	31,658
Employee compensation	—	75,763	(1,095)	—	74,668
Data processing services and communications	5	(28,443)	64,897	(6,210)	30,249
Credit protection claims expense	—	—	11,384	—	11,384
Occupancy and equipment	—	—	12,385	—	12,385
Purchased portfolio premium amortization	7	—	5,513	(1,018)	4,502
Asset impairments, lease write-offs and severance	—	—	3,273	—	3,273
Other	5,361	44,076	(6,102)	—	43,335
Intercompany allocations	68	20,471	59,815	(80,354)	—

Total expenses	36,714	130,567	185,294	(115,059)	237,516

(Loss) Income Before Income Tax (Benefit) Expense and Equity in Income (Loss) of Subsidiaries	(34,788)	(17,501)	17,730	2,421	(32,138)
Income tax (benefit) expense	(3,705)	(18,912)	18,937	258	(3,422)
Equity in income (loss) of subsidiaries	2,367	(1,207)	—	(1,160)	—

Net (Loss) Income	$(28,716)	$204	$(1,207)	$1,003	$(28,716)

METRIS COMPANIES INC.
Supplemental Consolidating Statements of Income
Six Months Ended June 30, 2003
(Dollars in thousands)
Unaudited

	Metris
	Companies	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Securitization (expense) income	(10,454)	—	(7,770)	(2,039)	(20,263)
Servicing income on securitized receivables	—	—	93,148	—	93,148
Credit card loan and other interest income	995	—	62,598	—	63,593
Credit card loan fees, interchange and other income	1,091	31,547	47,926	(30,785)	49,779
Enhancement services income	—	16,278	72,939	(6,018)	83,199
Intercompany allocations	5,340	139,332	18,237	(162,909)	—

Total revenues	(3,028)	187,157	287,078	(201,751)	269,456

Expenses:
Interest expense	18,383	(98)	19,772	—	38,057
Provision for loan losses	1,387	—	73,534	(102)	74,819
Credit card account and other product solicitation and marketing expenses	—	30,430	66,489	(31,199)	65,720
Employee compensation	—	93,071	6,031	—	99,102
Data processing services and communications	4	(41,704)	83,713	(5,801)	36,212
Credit protection claims expense	—	—	19,952	—	19,952
Occupancy and equipment	—	—	18,537	—	18,537
Purchased portfolio premium amortization	21	—	15,318	(2,344)	12,995
Asset impairments, lease write-offs and severance	—	—	22,788	—	22,788
Other	5,353	64,454	(23,486)	(7)	46,314
Intercompany allocations	35	53,047	109,827	(162,909)	—

Total expenses	25,183	199,200	412,475	(202,362)	434,496

(Loss) Income Before Income Tax (Benefit) Expense and Equity in (Loss) Income of Subsidiaries	(28,211)	(12,043)	(125,397)	611	(165,040)
Income tax (benefit) expense	(4,285)	(7,184)	(46,202)	209	(57,462)
Equity in (loss) income of subsidiaries	(83,652)	(79,195)	—	162,847	—

Net (Loss) Income	$(107,578)	$(84,054)	$(79,195)	$163,249	$(107,578)

METRIS COMPANIES INC.
Supplemental Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2004
(Dollars in thousands)
Unaudited

	Metris
	Companies	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash (used in) provided by operating activities	$(60,752)	$(423,869)	$617,454	$17,820	$150,653

Investing Activities:
Net cash from loan originations and principal collections on loans receivable	16,431	—	(24,948)	(3,356)	(11,873)
Net additions to (disposals of) property and equipment	—	2,068	5	(1)	2,072
Investment in subsidiaries	36,897	410,250	(423,255)	(23,892)	—

Net cash provided by (used in) investing activities	53,328	412,318	(448,198)	(27,249)	(9,801)

Financing Activities:
Net increase in debt	81,250	—	—	—	81,250
Net decrease in deposits	500	—	(2,190)	—	(1,690)
Proceeds from issuance of common stock	2,332	—	—	—	2,332
Capital contributions	—	11,006	(20,435)	9,429	—

Net cash (used in) provided by financing activities	84,082	11,006	(22,625)	9,429	81,892

Net (decrease) increase in cash and cash equivalents	76,658	(545)	146,631	—	222,744
Cash and cash equivalents at beginning of period	(1,081)	3,034	176,532	—	178,485

Cash and cash equivalents at end of period	$75,577	$2,489	$323,163	$—	$401,229

METRIS COMPANIES INC.
Supplemental Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2003
(Dollars in thousands)
Unaudited (as restated)

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash (used in) provided by operating activities	$(141,049)	$(84,492)	$(156,892)	$163,249	$(219,184)

Investing Activities:
Proceeds from transfers of portfolios to the Metris Master Trust	—	—	315,065	—	315,065
Net cash from loan originations and principal collections on loans receivable	(41,582)	—	(43,157)	—	(84,739)
Net (Disposals of) additions to property and equipment	—	(1,259)	19,784	—	18,525
Investment in subsidiaries	158,658	240,640	477,513	(876,811)	—

Net cash provided by (used in) investing activities	117,076	239,381	769,205	(876,811)	248,851

Financing Activities:
Net increase (decrease) in debt	25,349	(207)	—	—	25,142
Net decrease in deposits	—	—	(250,820)	—	(250,820)
Proceeds from issuance of common stock	2,370	—	—	—	2,370
Capital contributions	—	(161,557)	(552,005)	713,562	—

Net cash provided by (used in) financing activities	27,719	(161,764)	(802,825)	713,562	(223,308)

Net increase (decrease) in cash and cash equivalents	3,746	(6,875)	(190,512)	—	(193,641)
Cash and cash equivalents at beginning of period	(3,795)	8,109	575,918	—	580,232

Cash and cash equivalents at end of period	$(49)	$1,234	$385,406	$—	$386,591

ITEM 2.

METRIS COMPANIES INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. (“MCI”) and its subsidiaries. MCI’s principal subsidiaries are Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank” or the “Bank”), Metris Direct, Inc. and Metris Receivables, Inc. (“MRI”). MCI and its subsidiaries, as applicable, may be referred to as “we,” “us,” “our” or the “Company.” For a full understanding of our financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto for the period ended June 30, 2004 included herein.

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

     In 2001, we implemented a program to increase the credit lines to a large portion of our existing customers. Shortly thereafter the United States experienced an economic downturn. Our target market was severely impacted by the economic downturn as unemployment and bankruptcy rates worsened. With the increased payment pressure caused by the credit line increases, coupled with the economic downturn, our customer default rates increased. We continue to experience the residual effects of the past economic downturn and the 2001 credit line increase program through the second quarter of 2004 as evidenced by our high managed charge-off rates. However, we have begun to experience improving asset quality as a result of actions taken over the past six quarters to strengthen credit line management strategies, limit marketing efforts to better credit quality consumers, tighten credit authorization criteria, and enhance collection strategies. The reported Metris Master Trust two-cycle plus delinquency rates fell from their peak of 12.05% in November 2002 to 9.49% as of June 30, 2004. In addition, the Metris Master Trust three-month average excess spread was 3.83% as of June 30, 2004 compared to 4.61% for the first quarter of 2004, and 1.93% in the second quarter of 2003. The decrease in the three-month average excess spread between the first and second quarters of 2004 reflects the impact of seasonal payments on the Metris Master Trust yield.

     We continue to evaluate and modify our marketing programs to improve the overall credit quality of the managed portfolio. Beginning late in 2002 we tested pricing and line assignments for new customers. These actions were in response to a lower interest rate environment, increased competition in the middle market sector, and overall tightening of our underwriting. The early results of these initiatives indicate improved credit quality from our most recent marketing campaigns. Our 154,000 new accounts booked in the first half of 2004 continue to reflect our focus on the middle market segment. Our account marketing is following a disciplined process with regard to pricing, line assignments and risk characteristics to achieve desired returns. We expect the target market of future marketing efforts to be consistent with the first half of 2004.

     Our business requires a high degree of liquidity. Thus, ensuring appropriate liquidity is at the forefront of our business objectives. We rely heavily on the securitization of our consumer loans for funding, primarily by selling the loans to the Metris Master Trust. During the quarter ended June 30, 2004, we completed several funding transactions that will allow us to continue focusing on improving our overall business performance (see the “Liquidity, Funding and Capital Resources” section on pages 33-36 for further discussion).

     In April 2004 we announced the issuance of $200 million of three-year credit card asset-backed term securities. The proceeds from this transaction were used to repay an outstanding paired-series, which was due in May 2004. During the quarter we also increased our conduit capacity to $1.2 billion. This facility is a two-year conduit financing facility, maturing in May 2006. We utilized this conduit during the quarter to defease maturing asset-backed securitization (“ABS”) series 2001-3 and 2001-4 totaling $1.15 billion. Also, in May 2004, we paid off the $95.3 million outstanding on our $125 million term loan due June 2004. Finally, in May 2004, we closed on a $300 million term loan that matures in May 2007. The proceeds of the loan were used in part to repay the Company’s $100 million 10% Senior Notes due in November 2004. The balance of the proceeds from the loan will be used by the Company for general corporate purposes.

     With these new transactions we have completed our corporate funding initiatives for 2004. Our receivable funding needs for the remainder of 2004 and 2005 will be covered by portfolio attrition and future asset-backed securitizations. We have $1.5 billion of capacity in a MBIA commitment to provide insurance coverage on future asset-backed security transactions, of which $300 million is currently available.

     In January 2003, the FFIEC issued guidance with respect to account management, risk management, and loss allowance practices for institutions engaged in credit card lending. The guidance provides requirements for certain operational and accounting policies, which are designed to bring consistency in practice between institutions engaged in credit card lending. The Company has developed an implementation plan to address the account management aspects of this guidance. As initial steps in the implementation of this guidance, during June and July of 2004 we stopped billing late and overlimit fees on credit card accounts in which the customer’s balance was 130 percent or more of their credit limit. We continue testing alternative approaches to fully comply with the account management guidance, the results of which are not expected until later this year. We anticipate that the impact of fully implementing the account management guidance will result in slightly lower yields in the Metris Master Trust, which we expect will be partially offset by lower default rates.

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

     Historically, we segmented the loan portfolio into several individual liquidating pools with similar credit risk characteristics, and estimated (based on historical experience for similar pools and existing environmental conditions) the dollar amount of principal, accrued finance charges and fees that would charge-off. We then aggregated these pools into prime and subprime portfolios based on the prescribed FICO score cuts, credit counseling programs, and various pools of other receivables. We separately analyzed the reserve requirement on each of these groups or portfolios. During the first quarter of 2004, we aggregated all liquidating pools into one segment, which is treated as subprime loans for allowance determination purposes. We believe this was appropriate due to the reduction in the loan portfolio and the fact the remaining loans had similar risk characteristics.

     We continually evaluate the liquidating pool employing a roll-rate model which uses historical delinquency levels and pay-down levels (12 months of historical data, with influence given to the last six months’ performance to capture current economic and seasonal trends), loan seasoning, and other measures of asset quality to estimate charge-offs for both credit losses and bankruptcy losses.

     Additionally, in evaluating the adequacy of the loan loss reserves, we consider several subjective factors that may be overlaid into the credit risk roll-rate model in determining the necessary loan loss reserve. These factors include:

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

Valuation of Retained Interests in Loans Securitized

     The “Retained interests in loans securitized” on our balance sheet associated with our securitization transactions includes contractual retained interests, excess transferor’s interest, interest-only strip receivable, and spread accounts receivable. We determine the fair value of each component of the “Retained interests in loans securitized” at the time a securitization transaction or replenishment sale is completed using a discounted cash flow valuation model and on a quarterly basis thereafter. Any change in the fair value is recorded in “Securitization (expense) income.”

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

     The contractual retained interests represent subordinated securities held by us. There is no stated interest/coupon rate associated with these securities and they are not rated. They are subordinate to all other securities, except for the interest-only strip receivable we own and accordingly, are repaid last. Their fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets and the expected timing based on the scheduled maturity date for the underlying securitization. If these securities are recoverable based on the Metris Master Trust forecasts, cash flows related to the entire subordinated principal balance are used in determining their fair value.

     Transferor’s interest represents an undivided interest in receivables that are not pledged to support a specific security series or class and represent our interest in the excess principal receivables held in the Metris Master Trust. The fair value is determined in the same manner as the contractual retained interests and is discounted based on twelve months to maturity. We have subordinated our rights to the excess cash flows on the receivables underlying the transferor’s interest, thus they are included in the value of the interest-only strip receivable. Spread accounts receivable balances represents interest earning cash held by the Metris Master Trust trustee due to performance of the Metris Master Trust and requisite reserves required by certain security series. Changes in fair value are determined in the same manner as the contractual retained interests.

     The interest-only strip receivable represents the contractual right to receive, from the Metris Master Trust, interest and other fee revenue less certain costs over the estimated life of the underlying debt securities. The fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets and the expected timing of the amortization inherent in the retained interests valuation model. We believe our discount rates are consistent with what other market place participants would use to determine the fair value of these assets. The valuation model assumes that we repurchase the outstanding principal receivables at face value according to the clean up call provisions contained in the respective security series’ legal documents.

     We use certain assumptions and estimates in determining the fair values of “Retained interests in loans securitized.” These assumptions and estimates include estimated principal payments, credit losses, gross yield, interest expense, fees, the timing of cash receipts, and discount rates commensurate with the risks of the underlying assets. On a quarterly basis, we review and adjust, as appropriate, the assumptions and estimates used in our model based on a variety of internal and external factors, including national and economic trends and business conditions, current lending policies, procedures and strategies, historical trends and assumptions about future trends, competition, and legal and regulatory requirements. Significant estimates are required in determining these factors and different judgments concerning these factors can result in a material impact on our balance sheet and income statement.

Results of Operations

     “Net loss” for the three months ended June 30, 2004 was $70.3 million, compared to a “Net loss” of $24.7 million for the second quarter of 2003. Diluted loss per share for the three months ended June 30, 2004 was $1.40, compared to a diluted loss per share of $0.60 for the second quarter of 2003. The increase in the “Net loss” is primarily due to a $42.1 million decrease in “Securitization income”, a decrease of $11.5 million in “Servicing income on securitized receivables,” a $26.4 million decrease in “Credit card loan and other interest income,” an $18.2 million decrease in “Credit card loan fees, interchange and other income,” and a $32.7 million decrease in “Enhancement services income,” partially offset by a decrease in “Total expenses” of $72.0 million.

     “Net loss” for the six months ended June 30, 2004 was $28.7 million, compared to a “Net loss” of $107.6 million for the comparable period in 2003. Diluted loss per share for the six months ended June 30, 2004 was $.87 compared to a diluted loss per share of $2.22 for the comparable period in 2003. The decrease in the “Net loss” is primarily due to a $114.9 million increase in “Securitization income”, and a $197.0 million decrease in total expenses, partially offset by a decrease of $23.1 million in “Servicing income on securitized receivables,” a $53.5 million decrease in “Credit card loan and other interest income,” a $33.7 million decrease in “Credit card loan fees, interchange and other income,” and a $68.7 million decrease in “Enhancement services income.”

     The following table summarizes “Securitization (expense) income” for the three- and six-month periods ended June 30, 2004 and 2003.

Table 1: Analysis of Securitization (Expense) Income
(In thousands)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Loss on new securitization of receivables to the Metris Master Trust	$(90,640)	$(12,244)	$(91,886)	$(32,199)
Loss on replenishment of receivables to the Metris Master Trust	(25,454)	(45,529)	(49,381)	(91,783)
Discount accretion	61,570	78,812	121,540	154,486
Change in fair value	20,718	(20,289)	68,683	(103,897)
Interest-only revenue	55,137	32,243	130,069	90,679
Transaction and other costs	(45,674)	(15,286)	(84,383)	(37,549)

Securitization (expense) income	$(24,343)	$17,707	$94,642	$(20,263)

     “Securitization (expense) income” was an expense of $24.3 million for the three-months ended June 30, 2004, compared to income of $17.7 million for the same period in 2003. The decrease is primarily due to losses on new securitizations of $90.6 million for the three months ended June 30, 2004, compared to losses on new securitizations of $12.2 million for the three months ended June 30, 2003. The $90.6 million loss on new securitizations in the second quarter of 2004 relates to the defeasance of two series totaling $1.15 billion and the issuance of a $200 million ABS transaction during the quarter. The $90.6 million loss was significantly higher than the loss in the second quarter of 2003 which relates to the defeasance of $300 million in maturing securitizations into a one-year conduit. In addition, transaction and other costs were $45.7 million for the three months ended June 30, 2004 compared to $15.3 million for the three months ended June 30, 2003. The higher transaction costs are primarily due to fees on a $1.2 billion two-year financing conduit that was closed in the second quarter of 2004 and are reflective of the larger facility size and longer term compared to the financing conduits that were established in the second quarter of 2003. Finally, accretion income decreased $17.2 million, primarily due to lower receivable balances and resulting contractual retained interests held in the Metris Master Trust.

     These decreases were partially offset by an improvement in the change in fair value of $41.0 million, a $22.9 increase in interest-only revenue, and a $20.1 million reduction in the loss on replenishment of receivables. The second quarter change in fair value of $20.7 million was primarily due to a $14.2 million fair value increase reflecting the early pay-down of the variable funding conduits resulting from attrition, and a $10.8 million fair value increase in the interest-only asset due to higher projected excess spreads. Interest-only revenue increased $22.9 million due to a 190 basis point increase in average excess spread in the Metris Master Trust, partially offset by a $2.3 billion decrease in average principal receivables. Loss on replenishment of receivables decreased $20.1 million primarily due to lower volumes of receivables sold into the Metris Master Trust and a decrease in the weighted-average months to maturity across all outstanding series.

     “Securitization (expense) income” was income of $94.6 million for the six-months ended June 30, 2004, compared to expense of $20.3 million for the same period in 2003. The increase is due to improvement in the change in fair value of $172.6 million, a $42.4 million reduction in the loss on replenishment of receivables, and a $39.4 million increase in interest-only revenue, partially offset by a $59.7 million increase in loss on new securitization, a $46.8 million increase in transaction and other costs, and a $32.9 million decrease in accretion income. The year-to-date 2004 change in fair value of $68.7 million was primarily due to a $36.3 million fair value increase reflecting the early pay-down of the variable funding conduits resulting from attrition, a $20.0 million fair value increase in the interest-only asset due to higher projected excess spreads, and a $17.6 million decrease in the discount against spread accounts receivable due to reserve releases resulting from improved excess spread. The $42.4 million reduction in the loss on replenishment of receivables is due to lower volumes of receivables sold into the Metris Master Trust, a decrease in the weighted average months to maturity across all outstanding series, and higher projected excess spreads. The $39.4 million increase in interest-only revenue is due to a 206 basis point increase in average excess spread in the Metris Master Trust, partially offset by a $2.3 billion decrease in average principal receivables.

     These increases were partially offset by a $91.9 million loss on new securitizations for the six months ended June 30, 2004, which was significantly higher than the $32.2 million loss for the six months ended June 30, 2003. The $91.9 million loss on new securitizations in 2004 relates to a total of $1.8 billion of new securitizations compared to $0.7 billion of new securitizations during the same period in 2003. Transaction and other costs were $84.4 million for the six months ended June 30, 2004 compared to $37.5 million for the same period in 2003. The higher transaction costs were primarily due to fees on a $1.2 billion two-year financing conduit that was closed in 2004, which are reflective of a larger facility size and longer term compared to the financing conduits that were established in 2003. In addition, transaction fees were incurred related to a paired series in the first quarter of 2004, commitment fees for MBIA insurance coverage on future asset-backed transactions, and a mark-to-market valuation adjustment on interest rate caps. Finally, the accretion income decreased $32.9 million due to lower attrition on receivables held in the Metris Master Trust and a decrease in the weighted average months to maturity across all outstanding series.

     “Servicing income on securitized receivables” decreased $11.5 million and $23.1 million for the three- and six-month periods ended June 30, 2004, respectively, over the same periods of 2003. The reduction is due to a decrease of $2.3 billion in average principal receivables held by the Metris Master Trust.

     “Credit card loan and other interest income” decreased $26.4 million from the second quarter of 2003, and “Credit card loan fees, interchange and other income,” decreased $18.2 million from the second quarter of 2003, primarily due to a $610.1 million decrease in average owned credit card loans. For the six-month period ended June 30, 2004 “Credit card loan and other interest income” decreased $53.5 million, and “Credit card loan fees, interchange and other income,” decreased $33.7 million. These decreases resulted from a $617.3 million decrease in average owned credit card loans.

     “Enhancement services income” decreased $32.7 million and $68.7 million for the three- and six-month periods ended June 30, 2004, respectively, over the comparable periods in 2003. These decreases resulted from the sale of our membership club and warranty business in July 2003. Remaining “Enhancement services income” is primarily commission revenue that Direct Merchants Bank earns on membership club and warranty products sold to the Bank’s credit card portfolio under a marketing agreement with the third-party purchaser and the run-off of certain products not sold.

     “Total expenses” were $123.2 million and $237.5 million for the three- and six-month periods ended June 30, 2004, respectively. This represents decreases of $72.0 million and $197.0 million from the three- and six-month periods ended June 30, 2003, respectively. “Provision for loan losses” expense decreased $30.5 million and $81.4 million for the three- and six-month periods, respectively. This decrease reflects the significant reduction in credit card loans during the past year and slightly improved credit quality. “Interest expense” for the three- and six-month periods ended June 30, 2003 is comprised primarily of interest incurred on our “Deposits” that were sold in the third quarter of 2003. For the three-and six-month periods ended June 30, 2004, “Interest expense” is comprised primarily of interest incurred related to the term debt. The remaining $41.5 million and $115.6 million reduction in expenses for the three- and six-month periods primarily reflects the sale of the Company’s membership club and warranty business and the significant reduction in credit card operations during the past year.

     “Asset impairments, lease write-offs and severance” were $1.8 million and $3.3 million for the three- and six-month periods ended June 30, 2004 and include severance charges associated with the first and second quarter workforce reductions, as well as expenses resulting from the write-down of various operating leases.

Credit card receivables

     Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection and recovery efforts, and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new accounts, and on enhancing collection strategies.

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

     It is our policy to accrue interest and fee income on all credit card accounts, except in limited circumstances, until we charge-off the account. In November 2002, we stopped billing late fees once an account became 120 days contractually delinquent and in March 2003, we stopped billing overlimit fees once an account became 120 days contractually delinquent. In June and July of 2004 we stopped billing late and overlimit fees on accounts with balances of

130 percent or more of their limit. Past due accounts are re-aged to current status only after we receive at least three minimum payments or the equivalent cumulative amount. Accounts can only be re-aged to current status once every twelve months, and two times every five years. Accounts entering long-term fixed payment forbearance programs may receive a re-age upon entering the debt management program (“workout re-age”). Workout re-ages can only occur after receipt of at least three consecutive minimum monthly payments, or the equivalent cumulative amount as defined by the debt management program. In accordance with FFIEC guidance, workout re-ages can only occur once in five years. Table 2 presents the delinquency trends of our credit card loan portfolio.

Table 2: Loan Delinquency
(Dollars in thousands)

	June 30,	% of	December 31,	% of	June 30,	% of
	2004	Total	2003	Total	2003	Total
Loans outstanding	$72,491	100%	$128,615	100%	$632,913	100%
Loans contractually delinquent:
30 to 59 days	2,448	3.4%	5,015	3.9%	19,699	3.1%
60 to 89 days	2,007	2.8%	4,888	3.8%	17,668	2.8%
90 or more days	4,866	6.7%	10,406	8.1%	10,899	1.7%

Total	$9,321	12.9%	$20,309	15.8%	$48,266	7.6%

     The decrease in the delinquency rates between December 31, 2003 and June 30, 2004 primarily reflects the improvement in our collection efforts and the run-off of poor quality loans within our owned portfolio. The low delinquency rate as of June 30, 2003 is the result of the sale of $29.1 million on delinquent assets in June 2003.

     Net charge-offs are the principal amount of losses from cardholders unwilling or unable to make minimum payments, bankrupt cardholders, and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged-off against the applicable revenue line item at the time of charge-off. We charge-off and take accounts as a loss within (i)60 days following formal notification of bankruptcy; (ii) at the end of the month during which most unsecured accounts become contractually 180 days past due; (iii) at the end of the month during which unsecured accounts that have entered into a credit counseling or other similar debt forbearance program later become contractually 120 days past due; or (iv) at the end of the month during which secured accounts become contractually 120 days past due after first reducing the loss by the secured deposit. Beginning in the fourth quarter of 2003, we changed our policy for recognizing credit losses on accounts that enter into a settlement payment arrangement. Under the new policy, the portion of the balance that has been forgiven is charged-off upon entering into the settlement arrangement with the customer. The previous policy recognized these losses after the completion of the settlement arrangement. We charge-off accounts that are identified as fraud losses no later than 90 days after discovery.

     We enter into agreements with third parties for the sale of a majority of charged-off credit card receivables. We also refer charged-off accounts to our recovery unit for coordination of collections efforts to recover the amounts owed. When appropriate, we place accounts with external collection agencies or attorneys. Charge-offs due to bankruptcies were $0.7 million, representing 17.6% of total gross charge-offs for the three-month period ended June 30, 2004 and $6.8 million, representing 15.1% of total gross charge-offs for the three-month period ended June 30, 2003. Charge-offs due to bankruptcies were $3.1 million, representing 18.7% of total gross charge-offs for the six-month period ended June 30, 2004 and $12.3 million, representing 23.4% of total gross charge-offs for the six-month period ended June 30, 2003. Table 3 presents our net charge-offs for the periods indicated as reported in the consolidated financial statements.

Table 3: Net Charge-offs
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Average credit card loans	$80,779	$690,903	$103,868	$721,121
Net charge-offs	3,080	43,702	15,245	51,991
Net charge-off ratio	15.3%	25.4%	29.4%	14.5%

     The decrease in the net charge-off ratio for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, is primarily due to a $27.0 million charge-off related to the sale of approximately $29.1 million of delinquent receivables in June 2003.

Allowance for Loan Losses

     We record provisions for loan losses in amounts necessary to maintain the allowance at a level sufficient to absorb anticipated probable loan losses inherent in the existing loan portfolio as of the balance sheet date.

     In order to mitigate credit losses, we have expanded our collections strategies to aggressively address any potential delinquency increases. We also leverage forbearance programs and credit counseling services for qualifying cardholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees, and other incentives to induce the customer to continue making payments. The amount of customer receivables in debt forbearance programs was $6.0 million or 8.3% of total “Credit card loans” as of June 30, 2004, compared to $6.2 million or 4.8% of total “Credit card loans” as of December 31, 2003. All delinquent receivables in debt forbearance programs are included in Table 2.

     The “Allowance for loan losses” was $15.4 million as of June 30, 2004, versus $45.5 million as of December 31, 2003. The ratio of “Allowance for loan losses” to period-end “Credit card loans” was 21.2% at June 30, 2004, compared to 35.4% at December 31, 2003. The “Allowance for loan losses” as a percentage of 30-day plus receivables was 165.0% at June 30, 2004, compared to 224.0% at December 31, 2003. We believe the “Allowance for loan losses” is adequate to cover probable future losses inherent in the loan portfolio under current conditions.

Retained Interests in Loans Securitized

     Our credit card receivables are primarily funded through asset securitizations. Upon securitization, the Company removes the applicable credit card loans from the balance sheet and recognizes the “Retained interests in loans securitized” at their allocated carrying value in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125” (“SFAS No. 140”). Assets are sold to the Metris Master Trust at the inception of a securitization series. We also sell receivables to the Metris Master Trust on a daily basis to replenish receivable balances that have decreased due to payments and charge-offs. The difference between the allocated carrying value and the proceeds from the assets sold is recorded as a gain or loss on sale and is included in “Securitization (expense) income.” At the same time, the Company recognizes the “Retained interests in loans securitized.”

     The “Retained interests in loans securitized” are financial assets measured at fair value consistent with trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and include the contractual retained interests, an interest-only strip receivable, excess transferor’s interests and spread accounts receivable. The contractual retained interests consist of non-interest bearing securities held by the Company. The interest-only strip receivable represents the present value of the excess of the estimated future interest and fee collections expected to be generated by the securitized loans over the period the securitized loans are projected to be outstanding above the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses. The excess transferor’s interests represent principal receivables held in the Metris Master Trust over the contractual retained interests. Spread accounts receivable represents restricted cash reserve accounts held by the Metris Master Trust that can be used to fund payments due to securitization investors and credit enhancers if cash flows are insufficient. Cash held in spread accounts is released to us if certain conditions are met or a securitization series terminates with amounts remaining in the spread accounts. The fair value of the “Retained interests in loans securitized” is determined through estimated cash flows discounted at rates that reflect the level of subordination, the projected repayment term, and the credit risk of the securitized loans.

     The following table summarizes our “Retained interests in loans securitized” as of June 30, 2004 and December 31, 2003.

Table 4: Retained interests in loans securitized

	June 30,	December 31,
(In thousands):	2004	2003
Contractual retained interests	$525,085	$542,014
Excess transferor’s interests	52,255	48,775
Interest-only strip receivable	47,290	16,039
Spread accounts receivable	136,983	230,073

Retained interests in loans securitized	$761,613	$836,901

     “Retained interests in loans securitized” decreased by $75.3 million between December 31, 2003, and June 30, 2004, to $761.6 million. The decrease is primarily due to a $93.1 million decrease in spread accounts receivable and a $16.9 million decrease in contractual retained interests partially offset by a $31.3 million increase in interest-only strip receivable and a $3.5 million increase in excess transferor’s interests.

     Contractual retained interest decreased to $525.1 million as of June 30, 2004, from $542.0 million as of December 31, 2003. The $16.9 million decrease is due to a $0.9 billion decrease in principal receivables held in the Metris Master Trust, partially offset by an increase in the weighted average enhancement level on the outstanding series in the Metris Master Trust. The interest-only strip receivable increased to $47.3 million as of June 30, 2004, from $16.0 million as of December 31, 2003, primarily due to higher projected excess spreads from the receivables held in the Metris Master Trust. The projected excess spreads have increased primarily due to a projected increase in yield and a projected decrease in the principal default rates, partially offset by a projected increase in funding costs. Spread accounts receivable decreased $93.1 million compared to December 31, 2003 due to reserve releases during the quarter. For more information on restricted cash see the “Liquidity, Funding and Capital Resources” section of the “Management Discussion and Analysis” on pages 33 through 36.

     At least quarterly, the Company adjusts the valuation of the “Retained interests in loans securitized” to reflect changes in the amount and expected timing of future cash flows. The significant factors that affect the timing and amount of cash flows relate to the collateral assumptions, which include payment rate, default rate, gross yield and discount rate. These values can, and will, vary as a result of changes in the amount and timing of the cash flows and the underlying economic assumptions. The components of retained interests are recorded at their fair value. (See Critical Accounting Estimates on pages 23-25 for more information on the valuation of the retained interests). The significant assumptions used for estimating the fair value of the “Retained interests in loans securitized” are as follows:

Table 5: Significant assumptions used for estimating the fair value of retained interests

	June 30,	December 31,
	2004	2003
Monthly payment rate	7.3%	6.7%
Gross yield (1)	25.7%	25.4%
Annual interest expense and servicing fees	4.8%	4.2%
Annual gross principal default rate	19.5%	20.7%
Discount rate:
Contractual retained interests	16.0%	16.0%
Excess transferor’s interests	16.0%	16.0%
Interest-only strip receivable	30.0%	30.0%
Spread accounts receivable	15.3%	15.3%
Weighted average months to maturity	24.4	24.5

(1)Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries, net of finance charge and fee charge-offs. Gross yield for purposes of estimating fair value does not include interchange income, or cash advance fees.

Balance Sheet Analysis

     Cash and Cash Equivalents

     “Cash and cash equivalents” increased $222.7 million to $401.2 million as of June 30, 2004, compared to $178.5 million as of December 31, 2003. The increase is primarily due to net proceeds received from various funding activities during the second quarter of 2004 as well as from the release of cash previously restricted due to improved performance in the Metris Master Trust.

     Credit Card Loans

     “Credit card loans” were $72.5 million as of June 30, 2004, compared to $128.6 million as of December 31, 2003. The $56.1 million decrease is primarily a result of the sale of approximately $38 million of receivables from Direct Merchants Bank to a third party.

     Other Assets

     “Other assets” decreased from $81.8 million at December 31, 2003 to $68.5 million at June 30, 2004. This decrease resulted primarily from a $7.6 million fair value decrease in interest rate caps and a $5.7 million reduction in pre-paid expenses and other assets.

     Debt

     “Debt” increased to $448.2 million at June 30, 2004 from $350.5 million at December 31, 2003. This $97.7 million increase resulted from the closing of a $300 million term loan due in May 2007, partially offset by the pay-down of $100 million in senior notes due in November 2004 and the pay-down of $101.7 million term loan due in June 2004.

     Accrued expenses and other liabilities

     “Accrued expenses and other liabilities” increased from $76.0 million at December 31, 2003 to $96.6 million at June 30, 2004. This increase resulted primarily from the receipt of a federal income tax refund during the quarter.

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

     The Metris Master Trust was formed in May 1995 pursuant to a pooling and servicing agreement, as amended. MRI, one of our special purpose entity subsidiaries, transfers receivables in designated accounts to the Metris Master Trust. The Metris Master Trust may, and does from time to time, issue securities that represent undivided interests in the receivables in the Metris Master Trust. These securities are issued by series and each series typically has multiple classes. Each series, or class within a series, may have different terms. The different classes of an individual series are structured to obtain specific debt ratings. As of June 30, 2004, 11 series of publicly and privately issued term asset-backed securities were outstanding. MRI currently retains the most subordinated class of securities in each series and all other classes are issued to nonaffiliated third parties. These securities are interests in the Metris Master Trust only and are not obligations of MRI, MCI, Direct Merchants Bank, or any other subsidiary of the Company. The interest in the Metris Master Trust not represented by any series of securities issued by the Metris Master Trust also belongs to MRI and is known as the transferor’s interest.

     Generally, each series involves an initial reinvestment period, referred to as the “revolving period,” in which principal payments on receivables allocated to such series are returned to MRI and reinvested in new principal receivables arising in the accounts. After the revolving period ends, if the series has not been defeased, principal payments allocated to the series are then accumulated and used to repay the investors. This period is referred to as the “accumulation period,” and is followed by a “controlled amortization period” wherein investors are repaid their invested amount. Currently, the Metris Master Trust does not have any series in an accumulation period or controlled amortization period. The scheduled accumulation and amortization periods are set forth in the agreements governing each series. However, all series set forth certain events by which amortization can be accelerated, referred to as “early amortization.” Reasons an early amortization could occur include: (i) one or three-month average of portfolio collections, less principal and finance charge charge-offs, financing costs and servicing costs, drop below certain levels, (ii) negative transferor’s interest within the Metris Master Trust or (iii) failure to obtain funding prior to an accumulation period for a maturing term asset-backed securitization. New receivables in designated accounts cannot be funded from a series that is in early amortization. We currently do not have any series that are in early amortization.

     In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Metris Master Trust. This restricted cash provides additional security to the investors and / or credit enhancers in the Metris Master Trust. We reflect cash restricted from release in the Metris Master Trust at its fair value as spread accounts receivable, which is a component of “Retained interests in loans securitized” in the consolidated balance sheet. The triggers are usually related to the performance of the Metris Master Trust, such as the average of net excess spread over a one to three-month period. See further discussion of spread accounts receivable in the “Liquidity, Funding and Capital Resources” section on page 35.

     On a monthly basis, each series is allocated its share of finance charge and fee collections, which are used to pay investors interest on their securities, pay their share of servicing fees and reimburse investors for their share of losses due to charge-offs. Amounts remaining may be deposited in cash reserve accounts of the Metris Master Trust as additional protection for future losses. Once each of these obligations is fully met, remaining finance charge collections, if any, are returned to us. Principal receivables held by the Metris Master Trust were $6.6 billion and $7.5 billion as of June 30, 2004 and December 31, 2003, respectively.

     Revenues and expenses generated from the Metris Master Trust are found in the “Securitization (expense) income” and “Servicing income on securitized receivables” lines in the consolidated statements of income. Our interests retained in credit card receivables sold to the Metris Master Trust are recorded at fair value in “Retained interests in loans securitized” on the consolidated balance sheets.

     Maintaining adequate liquidity in the Metris Master Trust is, and will continue to be, at the forefront of our business objectives. Additional information regarding asset securitization is set forth under “Liquidity, Funding, and Capital Resources” below.

Liquidity, Funding and Capital Resources

     One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Liquidity management is a dynamic process, affected by changes in the characteristics of our assets and liabilities and short- and long-term interest rates. We use a variety of financing sources to manage liquidity, funding, and interest rate risks. Table 6 summarizes our funding and liquidity as of June 30, 2004 and December 31, 2003:

Table 6: Liquidity, Funding and Capital Resources

	June 30, 2004			December 31, 2003
(In thousands)	DMCCB	Other	Consolidated	DMCCB	Other	Consolidated
Cash and due from banks	$24,557	$1,807	$26,364	$29,399	$2,677	$32,076
Federal funds sold	29,700	—	29,700	25,300	—	25,300
Short-term investments	112,273	232,892	345,165	71,829	49,280	121,109

Total cash and cash equivalents	$166,530	$234,699	$401,229	$126,528	$51,957	$178,485

	June 30, 2004		December 31, 2003
		Unused		Unused
	Outstanding	Capacity	Outstanding	Capacity
On-balance sheet funding (In thousands)
Term loan – June 2004	—	N/A	101,679	N/A
10% Senior Notes – November 2004	—	N/A	100,000	N/A
10.125% senior notes – July 2006	148,172	N/A	147,724	N/A
Term loan – May 2007	300,000	N/A	—	N/A
Other	—	N/A	1,045	N/A
Deposits	4,572	N/A	6,262	N/A

Subtotal	$452,744	$ N/A	$356,710	N/A

	June 30, 2004		December 31, 2003
		Unused		Unused
	Outstanding	Capacity	Outstanding	Capacity
Off-balance sheet funding (In thousands)
Master Trust:
Term asset backed securitizations – various maturities through January 2009	4,950,000	—	6,400,000	—
Bank conduits – maturing May 2006	860,000	340,000	196,000	654,000
Amortizing term series – matured in February 2004	—	—	99,200	—

Subtotal	5,810,000	340,000	6,695,200	654,000

Total	$6,262,744	$340,000	$7,051,910	$654,000

     As of June 30, 2004 and December 31, 2003, we had $5.8 and $5.9 million, respectively, in letters of credit issued under a letter of credit facility agreement. Metris’ obligations under such facility are cash collateralized. The $300 million senior secured loan was issued pursuant to a Senior Secured Credit Agreement dated May 6, 2004 (“Credit Agreement”). The loan matures May 6, 2007, and carries a floating annual interest rate equal to the Adjusted London Interbank Offered Rate (“LIBOR”) for the applicable interest period plus 9.50%. The proceeds of the loan were used in part to repay the Company’s $100 million 10% Senior Notes due in November 2004 (together with accrued and unpaid interest and prepayment premium due thereon) and to pay fees and transaction expenses related to the loan. The balance of the proceeds from the loan will be used by the Company for general corporate purposes. Subject to certain exceptions, the Credit Agreement requires the Company to prepay portions of the loan from net proceeds received from the issuance, in whatever form, of debt or equity by the Company or any of its affiliates, any insurance settlement or litigation award, and from any sale of assets (other than excluded asset sales) by the Company in excess of $10,000,000 in any fiscal year. During the second quarter of 2004, we were not required to make any principal repayments from the proceeds of asset sales. We are bound by certain covenants under the Credit Agreement. As of June 30, 2004, we were in compliance with all covenants under the Credit Agreement. Furthermore, the Company has pledged substantially all of its assets as collateral under the Credit Agreement other than the assets of the Bank and Metris Receivables, Inc.

     As of June 30, 2004 our contractual cash obligations for the next twelve months are as follows:

Operating leases	$9,708
Deposits	4,572
Contractual purchase obligations	59,802

Total	$74,082

     In addition to the contractual cash obligations, as of June 30, 2004 open-to-buy on credit card accounts was $7.3 billion.

     In April 2004 we announced the issuance of $200 million of three-year credit card asset-backed term securities. The proceeds from this transaction were used to repay an outstanding paired-series, which was due in May 2004. During the quarter we also increased our conduit capacity to $1.2 billion. This facility is a two-year conduit financing facility, maturing in May 2006. We utilized this conduit during the quarter to defease maturing ABS series 2001-3 and 2001-4 totaling $1.15 billion. Also, in May 2004, we paid off the $95.3 million outstanding on our $125 million term loan due June 2004. Also, as noted above, we closed on a $300 million term loan that matures in May 2007.

     With these new transactions we have completed our corporate funding initiatives for 2004. Our receivable funding needs for the remainder of 2004 and 2005 will be covered by portfolio attrition and future asset-backed securitizations. We have $1.5 billion of capacity in a MBIA commitment to provide insurance coverage on future asset-backed security transactions, of which $300 million is currently available.

     The Metris Master Trust and the associated off-balance sheet debt provide for early amortization if certain events occur. The significant events include (i) one-month and three-month average excess spreads below certain levels, (ii) negative transferor’s interest within the Metris Master Trust or (iii) failure to obtain funding prior to an accumulation period for a maturing term asset-backed securitization. In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Metris Master Trust. The triggers are related to the performance of the Metris Master Trust, generally the average of net excess spread over a one-to three-month period. This restricted cash provides additional security to the investors and credit enhancers in the Metris Master Trust. We reflect cash restricted from release in the Metris Master Trust in “Retained interests in loans securitized” in the consolidated balance sheet.

     The following table shows the annualized yields, defaults, costs and excess spreads for the Master Trust on a cash basis:

	Three Months Ended June 30,
(In thousands)	2004		2003
Gross yield (1)	$452,753	26.75%	$608,762	26.86%
Annual principal defaults	325,602	19.24%	477,392	21.06%

Net portfolio yield	127,151	7.51%	131,370	5.80%
Annual interest expense and servicing fees	59,637	3.68%	83,575	3.87%

Net excess spread	$67,514	3.83%	$47,795	1.93%

	Six Months Ended June 30,
(In thousands)	2004		2003
Gross yield (1)	$950,368	27.12%	$1,266,543	27.29%
Annual principal defaults	674,586	19.25%	985,592	21.23%

Net portfolio yield	275,782	7.87%	280,951	6.06%
Annual interest expense and servicing fees	122,401	3.65%	171,744	3.90%

Net excess spread	$153,381	4.22%	$109,207	2.16%

(1)	Includes cash flows from finance charges, late, overlimit and cash advance fees, bad debt recoveries, interchange income and debt waiver fees, less finance charge and fee charge-offs.

     The following table shows the principal receivables and delinquent principal receivables in the Metris Master Trust:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2004	2003	2003
Principal receivables	$6,580,659	$7,489,568	$8,816,891
2-cycle plus delinquent principal receivables	519,084	698,574	867,496
Principal delinquency ratio	7.9%	9.3%	9.8%

     The cash restricted from release to us is limited to the amount of excess spread generated in the Metris Master Trust on a cash basis. During periods of lower excess spreads, the required amount of excess spread to be restricted in the Metris Master Trust may not be achieved. During those periods, all excess spread normally released to MRI will be restricted from release. Once the maximum required amount of cash is restricted from release or excess spreads improve, cash can again be released from the spread accounts. Based on the performance of our Metris Master Trust, the amount of cash required to be restricted was $193 million at June 30, 2004 and $294 million at December 31, 2003. As of June 30, 2004, $164.3 million had been restricted from release in the Metris Master Trust due to performance, $13.2 million had been restricted from release due to corporate debt ratings, and $15.1 million was restricted from release for maturity reserves. As of December 31, 2003, $255.4 million had been restricted from release in the Metris Master Trust due to performance, $21.4 million had been restricted from release due to corporate debt ratings, and $16.9 million was restricted from release for maturity reserves. In addition, $12.2 million was restricted from release for defeasance of the ABS series 2001-1. The $91.1 million decrease in cash restricted from release due to performance is due primarily to the improving excess spreads in the Metris Master Trust. The $8.2 million decrease in cash restricted for corporate debt ratings resulted from the defeasance of series 1999-1 during the first quarter of 2004. We expect the restricted cash requirements to continue to decline throughout 2004 with the expectation of continued improvement in monthly excess spreads.

     In December 2003, an Internal Revenue Service (“IRS”) examination team submitted a request for a Technical Advice Memorandum (“TAM”) to its Washington, D.C. National Office regarding certain aspects of the Company’s treatment of certain credit card fees as original issue discount (“OID”). With this submission, the examination team has effectively withdrawn its 2002 proposed adjustment for tax returns filed through December 31, 1998. The request for a TAM covers tax returns filed through December 31, 2001. Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees create OID that should be deferred and amortized over the remaining life of the underlying credit card loans for tax purposes. Cumulatively as of December 31, 2001, the Company had deferred approximately $210 million in federal income tax under the OID rules. An assessment could ultimately require the Company to pay up to this amount of federal tax plus state taxes and related interest.

     The rulings in the TAM and the outcome of additional resolution activities for these years, if necessary, will likely determine our tax treatment of credit card fees in subsequent years. As of June 30, 2004 and December 31, 2003, the Company had deferred cumulative federal income tax of approximately $154 million and $179 million, respectively. The IRS recently extended its examination to include the tax return filed for the year ended December 31, 2002. We believe that our treatment of these fees is appropriate and consistent with that of many other U.S. credit card issuers and public guidance issued by the IRS regarding late fees. However, the ultimate timing and amount of the final resolution remain uncertain. We continue to work with the IRS to resolve this matter and do not expect any incremental tax to be paid over the next twelve months as a result of the examination activity. We do not expect the resolution of this matter to have a material adverse effect on future earnings.

     Our senior unsecured debt is rated by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Rating Services (“S&P”) and Fitch, Inc. (“Fitch”). Factors affecting the various ratings include the overall health of the global/national economy, specific economic conditions impacting the subprime consumer finance industry, and the overall financial performance of the Company, including earnings, credit losses, delinquencies, excess spreads in the Metris Master Trust, and our overall liquidity. Furthermore, certain of our term asset-backed securitizations require the restriction of cash if our corporate debt ratings go below certain levels. The table below illustrates the current debt ratings of MCI:

Standard
	Moody’s	& Poor’s	Fitch
Metris Companies Inc.
Senior unsecured debt	Caa2	CCC	CCC

Capital Adequacy

     In the normal course of business, Direct Merchants Bank enters into agreements, or is subject to regulatory requirements, that result in cash, debt, and dividend or other capital restrictions.

     The Federal Reserve Act imposes various legal limitations on the extent to which banks can finance or otherwise supply funds to their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with MCI and its affiliates. Such restrictions limit Direct Merchants Bank’s ability to lend to MCI and its affiliates. Additionally, Direct Merchants Bank is limited in its ability to declare dividends to MCI in accordance with the national bank dividend provisions.

     Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At June 30, 2004 and December 31, 2003, Direct Merchants Bank’s Tier 1 risk-based capital ratio, risk-based total capital ratio, and Tier 1 leverage ratio exceeded the minimum required capital levels, as illustrated in the table below.

     Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Direct Merchants Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. Direct Merchants Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Direct Merchants Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 leverage capital (as defined) to average assets (as defined). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material adverse effect on our financial statements.

     Additional information about Direct Merchants Bank’s actual capital amounts and ratios are presented in the following table:

			To Be
			Adequately		To Be Well
	Actual		Capitalized		Capitalized
As of June 30, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	$251,365	127.5%	$15,768	8.0%	$19,710	10.0%
(to risk-weighted assets)
Tier 1 Capital	248,763	126.2%	7,884	4.0%	11,826	6.0%
(to risk-weighted assets)
Tier 1 Capital	248,763	70.8%	14,049	4.0%	17,562	5.0%
(to average assets)

			To Be
			Adequately		To Be Well
	Actual		Capitalized		Capitalized
As of December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	$240,868	140.0%	$13,760	8.0%	$17,200	10.0%
(to risk-weighted assets)
Tier 1 Capital	238,328	138.6%	6,880	4.0%	10,320	6.0%
(to risk-weighted assets)
Tier 1 Capital	238,328	70.2%	13,589	4.0%	16,987	5.0%
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

     Direct Merchants Bank has also entered into a Liquidity Reserve Deposit Agreement under which the Bank has established restricted deposits with third-party depository banks for the purpose of supporting Direct Merchants Bank’s funding needs. These deposits are invested in short-term liquid investments and are classified on the consolidated balance sheets as the

“Liquidity reserve deposit.” As of June 30, 2004, the balance of the liquidity reserve deposit was $74.9 million.

     Finally, the Company’s Modified Operating Agreement with the OCC requires, among other things, that:

•	The Bank must maintain minimum capital at the dollar amount reported on its September 30, 2003 Call Report ($213 million), unless otherwise approved by the OCC. The Bank may continue to pay dividends in accordance with applicable statutory and regulatory requirements provided capital remains at the required level.

•	The Bank must maintain, at a minimum, liquid assets of not less than $35 million or 100% of the average highest daily funding requirement for managed receivables.

•	The Bank must comply with the terms of the Liquidity Reserve Deposit Agreement and the CALMA.

•	MCI must comply with the terms of the CALMA

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

Table 7: Managed Loan Portfolio

	June 30,	% of	December 31,	% of	June 30,	% of
(Dollars and accounts in thousands)	2004	Total	2003	Total	2003	Total
Period-end gross active accounts:
Credit card loans	76		107		429
Receivables held by the Metris Master Trust	2,163		2,375		2,609

Managed	2,239		2,482		3,038

Period-end balances:
Credit card loans	$72,491		$128,615		$632,913
Receivables held in the Metris Master Trust	7,010,664		8,003,216		9,472,725

Managed	$7,083,155		$8,131,831		$10,105,638

Loans contractually delinquent:
Credit card loans	9,321	12.9%	20,309	15.8%	48,266	7.6%
Receivables held in the Metris Master Trust	658,650	9.4%	881,766	11.0%	1,084,241	11.4%

Managed	$667,971	9.4%	$902,075	11.1%	$1,132,507	11.2%

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2004		2003		2004		2003
Average balances:
Credit card loans	$80,779		$690,903		$103,868		$721,121
Receivables held in the Metris Master Trust	7,258,288		9,839,911		7,522,820		10,150,911

Managed	$7,339,067		$10,530,814		$7,626,688		$10,872,032

Net charge-offs:
Credit card loans	$3,080	15.3%	$43,702	25.4%	$15,245	29.5%	$51,991	14.5%
Receivables held in the Metris Master Trust	307,563	17.0%	454,914	18.7%	635,170	17.0%	941,399	18.8%

Managed	$310,643	17.0%	$498,616	19.1%	$650,415	17.2%	$993,390	18.6%

     The decrease in the managed delinquency rates as of June 30, 2004 over December 31, 2003 and June 30, 2003 reflects various factors, including improved credit quality in the Metris Master Trust and overall the reduction in portfolio size.

     Total managed loans decreased $1.0 billion to $7.1 billion as of June 30, 2004, compared to $8.1 billion as of December 31, 2003. This was primarily due to a reduction in credit lines, tighter underwriting standards, and fewer new accounts. The amount of credit card receivables in debt forbearance programs was $648.6 million or 9.2% of total managed loans as of June 30, 2004, compared with $695.4 million or 8.6% of managed loans as of December 31, 2003. All delinquent receivables in debt forbearance programs are included in Table 7.

     Managed net charge-offs decreased $188.0 million and $343.0 million for the three- and six-month periods ended June 30, 2004 compared to the same periods in 2003, primarily due to improved credit quality in the Metris Master Trust and a reduction in the overall size of the managed portfolio.

     We charge-off bankrupt accounts 60 days following formal notification. Charge-offs due to bankruptcies were $107.8 million, representing 24.8% of total managed gross charge-offs for the three months ended June 30, 2004 and $181.2 million, representing 34.5% of total managed gross charge-offs for the three months ended June 30, 2003. Charge-offs due to bankruptcies were $215.6 million, representing 23.7% of total managed gross charge-offs for the six months ended June 30, 2004 and $367.2 million, representing 35.1% of total managed gross charge-offs for the six months ended June 30, 2003. In addition to those bankrupt accounts that were charged-off, we received formal notification of $51.3 million and $89.7 million of managed bankrupt accounts as of June 30, 2004 and 2003, respectively.

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

     These risks are discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2003 in Item 1 of such report under the heading “Risk Factors.” Certain of these and other risks and uncertainties also are discussed herein in “Legal Proceedings” on page 41, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22 — 40 hereof, and “Quantitative and Qualitative Disclosures About Market Risk” on page 40 hereof. Although we have attempted to list comprehensively the major risks and uncertainties, other factors may in the future prove to be important in causing actual results to differ materially from those contained in any forward-looking statement. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Our primary assets are “Credit card loans,” and “Retained interests in loans securitized.” Our receivables and receivables held by the Metris Master Trust are virtually all priced at rates indexed to the variable Prime Rate. We fund “Credit card loans” through a combination of cash flows from operations, bank loans, long-term debt and equity issuances. Our securitized loans are held by the Metris Master Trust and bank-sponsored multi-seller commercial paper conduits and investors in term series securities within the Metris Master Trust, which have committed funding primarily indexed to variable commercial paper rates and LIBOR. The long-term debt includes $150 million at a fixed interest rate and $300 million indexed to LIBOR. At June 30, 2004 and 2003, none of the securities issued out of the Metris

Master Trust and conduit funding of securitized receivables was funded with fixed rate securities.

     In an interest rate environment with rates significantly above current rates, the potential negative impact on earnings of higher interest expense is partially mitigated by fixed rate funding and interest rate cap contracts.

     The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates of 200 basis points. In this analysis, interest rates on our floating rate debt are not allowed to decrease below zero percent. Assuming that we take no counteractive measures, as of June 30, 2004, a 200-basis-point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and receivables, would result in a decrease in net income of approximately $22.7 million relative to a base case over the next 12 months, compared to an approximate $24.1 million decrease as of June 30, 2003 relative to a base case over the next 12 months. A decrease of 200 basis points would result in an increase in “Net income” of approximately $37.2 million as of June 30, 2004, compared to an increase of $35.6 million as of June 30, 2003.

     The change in sensitivity for the 200 basis point decrease is primarily due to replacing $225 million of long-term fixed rate debt with $300 million of long-term debt indexed to LIBOR, as well as a smaller receivable base. The change in sensitivity for the 200 basis point increase is primarily due to replacing $225 million of long-term fixed rate debt with $300 million of long-term debt indexed to LIBOR, a smaller receivable base, and a higher percentage of receivables that will be impacted by a rate increase.

ITEM 4 CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Interim Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the CEO and CFO, have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. During the quarter ended June 30, 2004, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     Reference is made to Part I, Item 3 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, which summarizes two pending lawsuits involving the Company and certain of its officers and directors.

     Reference is also made to Part I, Item 1, “Business – Regulatory Investigations” of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, which summarizes the SEC and OCC investigations to which we are currently subject.

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended June 30, 2004.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

10.1	Senior Secured Credit Agreement, dated as of May 6, 2004, among Metris Companies Inc. as Borrower, the Lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent, including the exhibits thereto. Incorporated by reference to Exhibit 10 to MCI’s Current Report on Form 8-K dated May 11, 2004 (File No. 1-12351)).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

On May 10, 2004, we filed a Current Report on Form 8-K to report under Items 5 and 7, the filing of a press release announcing (a) that Metris had entered into a new credit facility providing for a three-year $300 million secured term loan, the proceeds of which were used to pay off the Company’s 10% Senior Notes due in November 2004 and for other general corporate purposes, and (b) Metris defeased the $650 million series 2001-3 asset-backed securities from the Metris Master Trust, which was scheduled to mature in August and September 2004.

On May 11, 2004, we filed a Current Report on Form 8-K to report under Items 5 and 7, the filing of the Senior Secured Credit Agreement dated as of May 6, 2004 among Metris as Borrower, the parties identified therein as lenders to the Company, and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent for the Lenders.

On June 30, 2004, we filed a Current Report on Form 8-K to report under Items 5 and 7, the filing of a press release announcing Metris Receivables, Inc., a wholly-owned Metris subsidiary, had defeased the $500 million Series 2001-4 asset backed securitization from the Metris Master Trust, which was scheduled to mature in September and October 2004.

On August 5, 2004, we filed a Current Report on Form 8-K to report under Items 5 and 7, the filing of a press release announcing the resignation of Chief Financial Officer John A. Whitham. We also announced that William A. Houlihan will join the Company as Executive Vice President and CFO effective August 9, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRIS COMPANIES INC.
(Registrant)

Date: August 09, 2004	By:	/s/ Mark P. Wagener

Mark P. Wagener
Senior Vice President, Controller and Interim Chief Financial Officer
(Principal Financial Officer and Authorized
Officer of Registrant)

Index to Exhibits

10.1	Senior Secured Credit Agreement, dated as of May 6, 2004, among Metris Companies Inc. as Borrower, the Lenders from time to time parties thereto. Incorporated by reference to Exhibit 10 to MCI’s Current Report on Form 8-K dated May 11, 2004 (File No. 1-12351)).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.