Form 10-Q
period 2004-09-30
METRIS COMPANIES INC
filed 2004-11-09
CIK 1021061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Yes  ☒                              No ☐

As of October 31, 2004, 57,970,527 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

METRIS COMPANIES INC.

FORM 10-Q

September 30, 2004

Part I. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,
	2004	December 31,
	(Unaudited)	2003
Assets:
Cash and due from banks	$23,683	$32,076
Federal funds sold	49,395	25,300
Short-term investments	330,452	121,109

Cash and cash equivalents	403,530	178,485

Liquidity reserve deposit	79,655	80,158
Credit card loans	70,389	128,615
Less: Allowance for loan losses	14,293	45,492

Net credit card loans	56,096	83,123

Retained interests in loans securitized	839,408	836,901
Property and equipment, net	26,399	33,680
Purchased portfolio premium	10,745	17,561
Other receivables due from credit card securitizations, net	74,941	80,714
Other assets	62,724	81,774

Total assets	$1,553,498	$1,392,396

Liabilities:
Deposits	$3,735	$6,262
Debt	448,398	350,448
Accounts payable	38,280	32,397
Deferred income	12,181	18,060
Accrued expenses and other liabilities	105,247	76,036

Total liabilities	607,841	483,203

Stockholders’ Equity:
Convertible preferred stock – par value $.01 per share; 10,000,000 shares authorized, 1,350,931 and 1,263,699 shares issued and outstanding, respectively	503,222	470,728
Common stock, par value $.01 per share; 300,000,000 shares authorized, 65,099,618 and 64,862,314 shares issued, respectively	651	649
Paid-in capital	233,042	229,655
Unearned compensation	—	(27)
Treasury stock – 7,055,300 shares	(58,308)	(58,308)
Retained earnings	267,050	266,496

Total stockholders’ equity	945,657	909,193

Total liabilities and stockholders’ equity	$1,553,498	$1,392,396

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except earnings per-share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Loss on new securitization of receivables to the Metris Master Trust	$—	$(23,015)	$(91,886)	$(55,214)
Loss on replenishment of receivables to the Metris Master Trust	(21,972)	(35,792)	$(71,353)	$(127,574)
Discount accretion	63,747	85,549	185,287	240,035
Interest-only revenue	87,316	60,694	217,385	151,374
Change in fair value	25,518	33,564	94,202	(70,333)
Transaction and other costs	(6,634)	(27,221)	(91,018)	(64,772)

Securitization income	147,975	93,779	242,617	73,516
Servicing income on securitized receivables	32,496	43,849	102,580	136,997
Credit card loan and other interest income	4,549	24,656	14,665	88,249
Credit card loan fees, interchange and other income	3,736	17,934	19,816	67,713
Enhancement services income	5,692	16,549	20,148	99,748
Loss on sale of credit card loans	—	(117,183)	—	(117,183)
Gain on sale of membership and warranty business	—	80,391	—	80,391

Total revenues	194,448	159,975	399,826	429,431

Expenses:
Interest expense	14,056	22,296	46,701	60,353
Provision for loan losses	1,408	33,019	(5,175)	107,838
Credit card account and other product solicitation and marketing expenses	17,190	19,325	48,848	85,045
Employee compensation	31,554	41,997	106,222	141,099
Data processing services and communications	12,203	16,770	42,452	52,982
Credit protection claims expense	3,421	6,585	14,805	26,537
Occupancy and equipment	5,442	8,716	17,827	27,253
Purchased portfolio premium amortization	2,241	8,107	6,743	21,102
Asset impairments, lease write-offs and severance	1,242	29,976	4,515	52,764
Loss on sale of deposits	—	32,963	—	32,963
Other	20,502	32,397	63,837	78,711

Total expenses	109,259	252,151	346,775	686,647

Income (loss) before income taxes	85,189	(92,176)	53,051	(257,216)
Income tax expense (benefit)	23,425	(17,198)	20,003	(74,660)

Net income (loss)	61,764	(74,978)	33,048	(182,556)
Convertible preferred stock dividends	11,073	10,131	32,494	29,728

Net income (loss) after preferred dividends	$50,691	$(85,109)	$554	$(212,284)

Earnings (loss) per common share:
Basic
Distributed	$—	$—	$—	$—
Undistributed	0.49	(1.48)	0.01	(3.70)

Total Basic	$0.49	$(1.48)	$0.01	$(3.70)

Total Diluted	$0.48	$(1.48)	$0.01	$(3.70)

Shares used to compute earnings (loss) per common share:
Basic	57,981	57,546	57,899	57,426
Diluted	58,915	57,546	58,830	57,426

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

									Total
	Number of	Shares	Preferred	Common	Paid-in	Unearned	Treasury	Retained	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Compensation	Stock	Earnings	Equity
BALANCE AT DECEMBER 31, 2002	1,156	57,168	$430,642	$642	$227,376	$—	$(58,308)	$454,321	$1,054,673
Net loss	—	—	—	—	—	—	—	(182,556)	(182,556)
Preferred dividends in kind	80	—	29,728	—	—	—	—	(29,728)	—
Issuance of common stock under employee benefit plans	—	426	—	4	2,547	—	—	—	2,551
Deferred compensation obligation	—	303	—	3	546	(549)	—	—	—
Restricted stock forfeitures	—	(41)	—	—	(76)	76	—	—	—
Amortization of restricted stock	—	—	—	—	—	315	—	—	315

BALANCE AT SEPTEMBER 30, 2003 (Unaudited)	1,236	57,856	$460,370	$649	$230,393	$(158)	$(58,308)	$242,037	$874,983

BALANCE AT DECEMBER 31, 2003	1,264	57,807	$470,728	$649	$229,655	$(27)	$(58,308)	$266,496	$909,193
Net income	—	—	—	—	—	—	—	33,048	33,048
Preferred dividends in kind	87	—	32,494	—	—	—	—	(32,494)	—
Issuance of common stock under employee benefit plans	—	287	—	2	3,477	—	—	—	3,479
Deferred compensation obligation	—	—	—	—	(85)	—	—	—	(85)
Restricted stock forfeitures	—	(50)	—	—	(5)	4	—	—	(1)
Amortization of restricted stock	—	—	—	—	—	23	—	—	23

BALANCE AT SEPTEMBER 30, 2004 (Unaudited)	1,351	58,044	$503,222	$651	$233,042	$—	$(58,308)	$267,050	$945,657

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Operating Activities:
Net income (loss)	$33,048	$(182,556)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	(157,845)	(135,733)
Provision for loan losses	(5,175)	107,838
Loss from credit card securitizations	163,239	182,788
Gain on sale of membership club and warranty business	—	(80,391)
Asset impairments, lease write-offs, and severance	4,515	52,764
Loss on sale of deposits	—	32,963
Loss on sale of credit card loans	—	117,183
Market loss on derivative financial instruments	8,564	6,169
Changes in operating assets and liabilities, net:
Liquidity Reserve deposit	503	(83,875)
Fair value of retained interests in loans securitized	(94,202)	70,333
Spread accounts receivable	207,520	(242,290)
Other receivables due from credit card securitizations	5,773	24,981
Accounts payable and accrued expenses	30,579	(12,007)
Deferred income	(5,879)	(37,568)
Other	16,310	(19,305)

Net cash provided by (used in) operating activities	206,950	(198,706)

Investing Activities:
Proceeds from transfers of portfolios to the Metris Master Trust	—	670,965
Net cash from loan originations and principal collections on loans receivable	(89,993)	(534,797)
Proceeds from sales of credit card portfolios to third parties	27,870	494,784
Proceeds from sale of membership club and warranty business	—	45,000
Net (additions) disposals of property and equipment	(1,984)	24,613

Net cash (used in) provided by investing activities	(64,107)	700,565

Financing Activities:
Proceeds from issuance of debt	283,974	125,606
Repayment of debt	(202,724)	(132,417)
Sale of deposits	—	(559,282)
Net decrease in deposits	(2,527)	(327,174)
Premium paid and transaction costs on sale of deposits	—	(32,963)
Proceeds from issuance of common stock	3,479	2,551

Net cash provided by (used in) financing activities	82,202	(923,679)

Net increase (decrease) in cash and cash equivalents	225,045	(421,820)
Cash and cash equivalents at beginning of period	178,485	580,232

Cash and cash equivalents at end of period	$403,530	$158,412

Supplemental disclosures and cash flow information:
Cash paid (received) during the period for:
Interest	$36,945	$59,395
Income taxes	(34,997)	(78,131)
Tax benefit from employee stock option exercises	208	1

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

Pervasiveness of Estimates

     We have prepared the consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates are our determination of the valuation of our “Retained interests in loans securitized” and our determination of the “Allowance for loan losses.” The significant factors susceptible to future change that have an impact on these estimates include default rates, net interest spreads, payment rates, liquidity and the ability to finance future receivables activity and overall economic conditions. As a result, the fair value of our “Retained interests in loans securitized” and the actual losses in our “Credit card loan” portfolio as of September 30, 2004 and December 31, 2003, could materially differ from these estimates.

Comprehensive Income

     SFAS No. 130 “Reporting Comprehensive Income,” does not apply to our current financial results and therefore, net income equals comprehensive income.

NOTE 2 – ACCOUNTING CHANGES

     In October, 2004, the Financial Accounting Standards Board (“FASB”) concluded that Statement 123R, Share-Based Payment, which will require all companies to measure and record in the income statement compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The FASB plans to issue the final statement on or around December 15, 2004. We do not expect the adoption of Statement 123R will have a material impact on our financial statements.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6 “Participating Securities and the two-class method under FASB Statement 128,” (the “Consensus” or “EITF 03-6”). The Consensus requires net income to be reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Our preferred shareholders have contractual participation rights on a converted basis that are equivalent to those of common shareholders. Therefore, we allocate undistributed earnings to preferred and common shareholders based on their respective ownership percentage, on a converted basis, as of the end of the period. The guidance in EITF 03-6 is effective for fiscal periods (interim or annual) beginning after March 31, 2004. Companies are required to restate prior period earnings per share amounts to conform to the guidance in EITF 03-6 upon adoption.

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

(1) 1999 results include a one-time, non-cash, accounting adjustment of $101.6 million related to the conversion of Series B Preferred Stock, which is included in distributed earnings to preferred shareholders.

NOTE 3 – EARNINGS (LOSS) PER SHARE

     The following table presents the computation of earnings (loss) per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$61,764	$(74,978)	$33,048	$(182,556)
Convertible preferred stock dividends	11,073	10,131	32,494	29,728

Net income (loss) after preferred dividends	$50,691	$(85,109)	$554	$(212,284)

Convertible preferred stock dividends	$11,073	$10,131	$32,494	$29,728
Weighted average preferred shares	1,321	1,209	1,293	1,182

Distributed earnings per share — Preferred	$8.38	$8.38	$25.13	$25.15

Undistributed income (loss)	$50,691	$(85,109)	$554	$(212,284)
Preferred ownership on a converted basis	44%	43%	44%	43%

Preferred shareholders interest in undistributed income (loss)(1)	$22,304	$—	$244	$—

Weighted average preferred shares	1,321	1,209	1,293	1,182

Undistributed earnings per share – Preferred	$16.88	$—	$0.19	$—

Undistributed income (loss)	$50,691	$(85,109)	$554	$(212,284)
Common ownership	56%	57%	56%	57%

Common shareholders interest in undistributed income (loss)(1)	$28,387	$(85,109)	$310	$(212,284)

Weighted average common shares outstanding - Basic	57,981	57,546	57,899	57,426
Common share equivalents(2)	934	—	931	—

Shares used to compute earnings (loss) per common share — Diluted	58,915	57,546	58,830	57,426

Total basic earnings per share – Common	$0.49	$(1.48)	$0.01	$(3.70)
Total diluted earnings per share – Common	$0.48	$(1.48)	$0.01	$(3.70)

(1) Preferred shareholders do not participate in any undistributed losses with common shareholders.

(2) For the three- and nine-month periods ended September 30, 2003 conversion of common share equivalents is not assumed because such conversion would be anti-dilutive.

NOTE 4 – STOCK-BASED COMPENSATION PLANS

     We recognize compensation cost for stock-based employee compensation plans based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. No expense was reflected in net loss related to stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. For the three- and nine-month periods ended September 30, 2004 we recorded $0 and $15 thousand, respectively, in amortization of deferred compensation obligation, net of related tax benefit, in “Net income (loss)” related to restricted stock. This compares to $50 thousand and $195 thousand for the comparable periods in 2003. During the nine months ended 2004 we issued approximately 955,000 restricted stock units to employees. The units vest over a four-year period with possible acceleration of vesting if certain earning targets are met. Upon vesting each restricted stock unit converts to one share of common stock that is distributable to the employee. The fair value of the restricted stock units is expensed over the expected vesting period and included in “Employee compensation” on the consolidated statements of income and “Accrued expenses and other liabilities” on the consolidated balance sheets. For the three- and nine-month periods ended September 30, 2004, we recognized $551 thousand and $821 thousand, respectively in expense related to restricted stock units, net of related tax benefit.

     The following table provides pro forma net income (loss) and earnings (loss) per share as if we accounted for our employee stock options under the fair value method. The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model. The fair value of the options is amortized to expense over the options’ vesting periods. Under the fair value method, our “Net income (loss)” and “Earnings (loss) per share” would have been recorded at the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) (as reported)	$61,764	$(74,978)	$33,048	$(182,556)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	551	50	836	195
Deduct: Annual stock-based employee compensation expense (benefit) determined based on the fair value for all awards, net of related tax effects	1,666	(9,236)	(3,212)	(13,985)

Pro forma net income (loss)	$60,649	$(65,692)	$37,096	$(168,376)

Earnings (loss) per common share:
Basic-as reported	0.49	(1.48)	0.01	(3.70)

Basic-pro forma	0.48	(1.32)	0.04	(3.45)

Diluted-as reported	0.48	(1.48)	0.01	(3.70)

Diluted-pro forma	0.47	(1.32)	0.04	(3.45)

Weighted-average assumptions in option valuation:
Risk-free interest rates	3.0%	1.8%	3.0%	1.5%
Dividend yields	—	—	—	—
Stock volatility factor	127.4%	128.4%	128.0%	111.4%
Expected life of options (in years)	2.7	2.7	2.7	3.7

     The above pro forma amounts may not be representative of the effects on reported net income for future periods.

NOTE 5 – LIQUIDITY RESERVE DEPOSIT

     Direct Merchants Bank has established restricted deposits with third-party depository banks for the purpose of supporting Direct Merchants Bank’s funding needs and to satisfy banking regulators’ requirements under the Modified Operating Agreement, dated December 11, 2003, among Direct Merchants Bank, MCI, and the Office of the Comptroller of the Currency (“OCC”). These deposits are invested in short-term liquid investments. As of September 30, 2004, the balance of these deposits was $79.7 million and is classified on the balance sheets as “Liquidity reserve deposit.”

NOTE 6 — ALLOWANCE FOR LOAN LOSSES

     The activity in the “Allowance for loan losses” is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance at beginning of period	$15,375	$109,162	$45,492	$90,315
Allowance related to assets transferred to the Metris Master Trust	—	(32,784)	—	(36,765)
Allowance related to assets re-acquired	1	—	(8,289)	—
Provision for loan losses	1,408	33,019	(5,175)	107,838
Principal receivables charged-off	(2,983)	(68,454)	(19,669)	(121,924)
Recoveries	492	1,459	1,934	2,938

Net principal receivables charged off	(2,491)	(66,995)	(17,735)	(118,986)

Balance at end of period	$14,293	$42,402	$14,293	$42,402

     Credit card loans greater than 30 days contractually past due for the periods ended September 30, 2004, and December 31, 2003 were $8.8 million and $20.3 million, respectively.

NOTE 7 – RETAINED INTERESTS IN LOANS SECURITIZED

     The following table shows the fair value of the components of the “Retained interests in loans securitized” as of September 30, 2004 and December 31, 2003.

	September 30,	December 31,
	2004	2003
Contractual retained interests	$493,574	$542,014
Excess transferor’s interests	158,307	48,775
Interest-only strip receivable	73,075	16,039
Spread accounts receivable	114,452	230,073

Retained interests in loans securitized	$839,408	$836,901

     The following table illustrates the significant assumptions used for estimating the fair value of retained interests as of September 30, 2004 and December 31, 2003.

	September 30,	December 31,
	2004	2003
Monthly payment rate	7.5%	6.7%
Gross yield (1)	25.5%	25.4%
Annual interest expense and servicing fees	4.7%	4.2%
Annual gross principal default rate	18.6%	20.7%
Discount rate:
Contractual retained interests	16.0%	16.0%
Excess transferor’s interests	16.0%	16.0%
Interest-only strip receivable	30.0%	30.0%
Spread accounts receivable (2)	16.0%	15.3%
Weighted average months to maturity	20.8	24.5
Weighted average enhancement level(3)	11.1%	9.9%

(1) Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries, net of finance charge and fee charge-offs. Gross yield for purposes of estimating fair value does not include interchange income or cash advance fees.

(2) Interest earned on spread accounts receivable is now calculated as a monthly cash flow in the valuation of the spread reserve deposits using the current London Inter Bank Offered Rate yield curve. As of December 31, 2003 the discount rate applied to the spread reserve deposits was reduced to account for the interest income earned.

(3) Includes contractual retained interest and required minimum spread reserve deposits.

     At September 30, 2004, the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes are as follows (in millions):

	Adverse Impact on Fair Value
	10% adverse change	20% adverse change
Annual discount rate	$21.0	$41.3
Monthly payment rate	87.9	222.1
Gross yield	89.9	204.2
Annual interest expense and servicing fees	23.8	45.6
Annual gross principal default rate	63.3	135.2

     As the sensitivity chart indicates, the value of the Company’s “Retained interests in loans securitized” on its consolidated balance sheets, as well as reported earnings related to those interests, could differ significantly if different assumptions or conditions prevail.

NOTE 8 — CONVERTIBLE PREFERRED STOCK

     Affiliates of Thomas H. Lee Partners, L.P. (“THL Partners”), a Boston-based investment firm, and THL Partners’ co-investors hold 100% of the outstanding shares of our preferred stock. The preferred shareholders are entitled to receive quarterly dividends payable in additional shares of preferred stock (“dividends in-kind”). The annual dividend rate is 9% through December 8, 2008 and 15% thereafter (except following a Change in Control Triggering Event, as described below). Preferred shareholders are also entitled to receive cash dividends paid on our common stock based on the number of shares of common stock into which the preferred stock would convert on the record date of the dividend. The preferred shareholders may also receive, in lieu of a dividend in-kind, dividends payable in cash, property or other securities which are economically equivalent to a dividend in-kind if the Board of Directors determines that paying dividends in-kind would be inadvisable and the payment of such other dividend is approved by 80% of the Board of Directors, which 80% must include a majority of the directors elected by the preferred stock (or, if there are no such directors, must be approved by holders of a majority of the preferred stock).

     So long as THL Partners or their affiliates own at least 25% of the originally issued preferred stock (or any shares of common stock issued upon conversion thereof), the holders of a majority of the shares of preferred stock are entitled to elect four of eleven directors of the Company’s Board of Directors. So long as THL Partners or their affiliates own at least 10% but less than 25% of the originally issued preferred stock (or any shares of common stock issued upon conversion thereof), the holders of a majority of the shares of preferred stock are entitled to elect one director. Preferred shareholders have the right to vote on general corporate matters with common shareholders on a converted basis.

     Each share of preferred stock is convertible into 30 shares of common stock and, if converted before December 9, 2005, a premium amount guaranteeing seven years of dividends at the 9% rate through December 9, 2005. The preferred shareholders are able to convert at anytime, and the preferred shares automatically convert into common shares after December 9, 2005 if the common stock trades at a share price of $21.33 or more for 20 consecutive days. As of September 30, 2004 the preferred stock is convertible into 45,053,541 common shares, or approximately 43.7%, of the outstanding common stock on a converted basis.

     Before December 9, 2008 all of the preferred stock may be redeemed by us by paying 103% of the redemption price of $372.50 and any accrued dividends at the time of redemption. Such redemption can only occur at a time when (i) the common stock has traded at a share price of $21.33 or more for the most recent 20 consecutive trading days and (ii) the Company has an unsecured corporate debt rating of at least Baa3 from Moody’s and BBB- from Standard and Poor’s. We also have the option to redeem the preferred stock after December 9, 2008, without restriction, by paying the redemption price of $372.50 and any accrued dividends at the time of redemption.

     If a Change in Control were to occur, we are obligated to offer redemption of the preferred stock for cash at 101% of the greater of (i) the as converted value of the preferred stock or (ii) $372.50 per share of preferred stock plus accrued and unpaid dividends payable at the rate of 9% per annum through December 9, 2005 (such greater amount referred to as the “Liquidation Preference”). THL Partners has the right, but is not obligated, to accept redemption of the preferred stock. If an offer of redemption is not made, a Change in Control Trigger Event occurs and, as a result, (i) additional shares of preferred stock are issued to the holders of preferred stock such that the total number of outstanding shares of preferred stock equal the Liquidation Preference divided by $372.50, (ii) the preferred stock dividend rate increases to 11.5% before December 9, 2008 and 15% thereafter and dividends are due quarterly in cash, and (iii) the Company becomes subject to limitations on indebtedness and the issuance of capital stock and we cannot pay any dividends or make distributions on, redeem or purchase any classes of stock. If the Company fails to comply with any of the changes in terms, the dividend rate increases another 2% and THL Partners can require the Company to purchase the preferred stock at 101% of the Liquidation Preference.

NOTE 9 – INCOME TAXES

     The components of the expense (benefit) for income taxes consisted of the following:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Current:
Federal	$2,842	$(41,623)	$3,342	$(94,179)
State	238	797	386	148

	3,080	(40,826)	3,728	(94,031)

Deferred:
Federal	19,953	23,059	15,992	18,813
State	392	569	283	558

	20,345	23,628	16,275	19,371

Income tax expense (benefit)	$23,425	$(17,198)	$20,003	$(74,660)

     A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.5	(0.9)	0.8	(0.2)
Valuation allowance	(9.1)	(14.5)	—	(5.2)
Other, net	1.1	(0.9)	1.9	(0.6)

Effective income tax rate	27.5%	18.7%	37.7%	29.0%

     Our deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2004	2003
Deferred income tax assets resulting from future deductible and taxable temporary differences:
Allowance for loan losses and retained interests fair value adjustments	$54,130	$122,852
Intangible amortization	45,889	30,343
Net operating loss and credit carry forwards	7,921	28,200
Other	28,876	32,369
Valuation allowance	(2,440)	(2,427)

Total deferred tax assets	134,376	211,337
Deferred income tax liabilities resulting from future taxable and deductible temporary differences:
Accrued interest on credit card loans	139,579	194,766
Other	13,889	19,388

Total deferred tax liabilities	153,468	214,154

Net deferred tax liabilities	$(19,092)	$(2,817)

     During the third quarter of 2004, the Company reduced the portion of its valuation allowance related to its net operating loss carry forwards by $7.7 million primarily as a result of current period earnings. The remaining valuation allowance primarily relates to alternative minimum tax credit carry forwards. We believe, based on our expected reversals of taxable temporary differences and, to a lesser degree, reliance on future earnings, the remaining deferred tax assets are fully realizable. The net deferred tax liability is included in “Accrued expenses and other liabilities” on the consolidated balance sheets.

NOTE 10 – ASSET IMPAIRMENTS, LEASE WRITE-OFFS AND SEVERANCE

     “Asset impairments, lease write-offs and severance” for the three months ended September 30, 2004 consists of charges related to severance and the write-down of various operating leases. During the comparable period in 2003, this amount included a $2.6 million charge related to workforce reductions, approximately $5.4 million in write-downs of excess property, equipment, and operating leases and a $22.0 million write-off of purchased portfolio premium on “Credit card loans” sold during 2003. During the nine-month period ended September 30, 2004 this amount also included other workforce reduction charges. The nine months ended September 30, 2003 included an $8.3 million charge for workforce reductions, $5.1 million for commitment fees, $17.4 million for write-downs of excess property and equipment and a $22.0 million write-off of purchased portfolio premium on “Credit card loans” sold during 2003.

NOTE 11 – SALE OF MEMBERSHIP CLUB AND WARRANTY BUSINESS

     On July 29, 2003, we sold our membership club and warranty business to CPP Group, a privately-owned provider of assistance products and services throughout Europe, for cash proceeds of $45 million. We recorded a gain on the sale of $80.4 million. Included in the gain was the recognition of $82.7 million of “Deferred income” and the write-off of $36.6 million of deferred costs.

NOTE 12 – SALE OF CREDIT CARD LOANS

     On April 30, 2004 we sold approximately $38 million of “Credit Card Loans” from Direct Merchants Bank. Proceeds from the sale approximated the carrying value of those loans.

     On September 16, 2003, we sold approximately 160,000 credit card accounts amounting to $590.9 million of “Credit card loans” to a third party for cash proceeds of $488.3 million. The sale included $144.4 million of receivables from Direct Merchants Bank and $446.5 million of receivables from Metris Receivables, Inc. On November 13, 2003, we sold approximately 125,000 credit card accounts amounting to $494.3 million of “Credit card loans” to a third party for cash proceeds of $396.5 million. During the third quarter of 2003 we recorded a loss on these sales of $117.2 million related to these transactions.

NOTE 13 – SALE OF DEPOSITS

     On September 30, 2003, we sold all of the brokered and retail jumbo certificates of deposit issued by Direct Merchants Bank. The face value of the “Deposits” sold was $559.3 million. We recorded a loss on that sale of $33.0 million.

NOTE 14 – SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

     We have various subsidiaries that do not guarantee Company debt. We have prepared condensed consolidating financial statements of the Company, the guarantor subsidiaries and the non-guarantor subsidiaries for purposes of complying with SEC reporting requirements. Separate financial statements of the guaranteeing subsidiaries and non-guaranteeing subsidiaries are not presented because we have determined that separate presentation of the subsidiaries’ financial information would not be material to investors.

METRIS COMPANIES INC.
Supplemental Consolidating Balance Sheets
September 30, 2004
(Dollars in thousands)
Unaudited

	Metris
	Companies	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$85,278	$759	$317,493	$—	$403,530
Liquidity reserve deposit	—	—	79,655	—	79,655
Net credit card loans	101	—	55,995	—	56,096
Retained interests in loans securitized	1,884	—	830,585	6,939	839,408
Property and equipment, net	—	26,395	4	—	26,399
Purchased portfolio premium	—	—	10,745	—	10,745
Other receivables due from credit card securitizations, net	4	—	74,937	—	74,941
Other assets	37,816	24,086	39,797	(38,975)	62,724
Investment in subsidiaries	1,309,017	1,101,166	—	(2,410,183)	—

Total assets	$1,434,100	$1,152,406	$1,409,211	$(2,442,219)	$1,553,498

Liabilities:
Deposits	$(500)	$—	$4,235	$—	$3,735
Debt	504,029	(200,118)	187,487	(43,000)	448,398
Accounts payable	403	21,361	29,688	(13,172)	38,280
Deferred income	—	—	12,181	—	12,181
Accrued expenses and other liabilities	(15,489)	22,146	74,454	24,136	105,247

Total liabilities	488,443	(156,611)	308,045	(32,036)	607,841

Total stockholders’ equity	945,657	1,309,017	1,101,166	(2,410,183)	945,657

Total liabilities and stockholders’ equity	$1,434,100	$1,152,406	$1,409,211	$(2,442,219)	$1,553,498

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

METRIS COMPANIES INC.
Supplemental Consolidating Statements of Income
Three Months Ended September 30, 2004
(Dollars in thousands)
Unaudited

	Metris		Non-
	Companies	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Securitization income	1,936	—	145,164	875	147,975
Servicing income on securitized receivables	—	—	32,496	—	32,496
Credit card loan and other interest income	305	—	4,244	—	4,549
Credit card loan fees, interchange and other income	541	22,507	2,960	(22,272)	3,736
Enhancement services income	—	58	5,643	(9)	5,692
Intercompany allocations	145	39,947	226	(40,318)	—

Total revenues	2,927	62,512	190,733	(61,724)	194,448

Expenses:
Interest expense	14,418	(2,080)	1,718	—	14,056
Provision for loan losses	18	2	1,388	—	1,408
Credit card account and other product solicitation and marketing expenses	—	15,841	20,721	(19,372)	17,190
Employee compensation	—	30,963	591	—	31,554
Data processing services and communications	(9)	(12,181)	27,366	(2,973)	12,203
Credit protection claims expense	—	—	3,421	—	3,421
Occupancy and equipment	—	5,440	2	—	5,442
Purchased portfolio premium amortization	—	—	(827)	3,068	2,241
Asset impairments, lease write-offs and severance	—	1,242	—	—	1,242
Other	1,037	16,209	3,256	—	20,502
Intercompany allocations	47	8,365	31,906	(40,318)	—

Total expenses	15,511	63,801	89,542	(59,595)	109,259

(Loss) income before income tax (benefit) expense and equity in income of subsidiaries	(12,584)	(1,289)	101,191	(2,129)	85,189
Income tax (benefit) expense	(14,160)	9,920	27,812	(147)	23,425
Equity in income of subsidiaries	60,188	73,379	—	(133,567)	—

Net income	$61,764	$62,170	$73,379	$(135,549)	$61,764

METRIS COMPANIES INC.
Supplemental Consolidating Statements of Income
Three Months Ended September 30, 2003
(Dollars in thousands)
Unaudited

	Metris		Non-
	Companies	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Securitization income	10,307	—	82,816	656	93,779
Servicing income on securitized receivables	—	—	43,849	—	43,849
Credit card loan and other interest income	552	—	24,104	—	24,656
Credit card loan fees, interchange and other income	721	24,903	26,802	(34,492)	17,934
Enhancement services income	—	2,923	14,737	(1,111)	16,549
Loss on sale of credit card loans	—	—	(117,183)	—	(117,183)
Gain on sale of membership and warranty business	(831)	9,445	59,339	12,438	80,391
Intercompany allocations	2,324	52,687	4,439	(59,450)	—

Total revenues	13,073	89,958	138,903	(81,959)	159,975

Expenses:
Interest expense	14,378	(2,209)	10,127	—	22,296
Provision for loan losses	2,028	—	30,991	—	33,019
Credit card account and other product solicitation and marketing expenses	—	13,855	26,598	(21,128)	19,325
Employee compensation	—	40,118	1,879	—	41,997
Data processing services and communications	7	(19,609)	40,905	(4,533)	16,770
Credit protection claims expense	—	—	6,585	—	6,585
Occupancy and equipment	—	8,660	56	—	8,716
Purchased portfolio premium amortization	18	—	9,383	(1,294)	8,107
Asset impairments, lease write-offs and severance	—	7,046	22,930	—	29,976
Loss on sale of deposits	—	—	32,963	—	32,963
Other	2,665	16,587	28,209	(15,064)	32,397
Intercompany allocations	26	19,327	40,096	(59,449)	—

Total expenses	19,122	83,775	250,722	(101,468)	252,151

(Loss) income before income tax (benefit) expense and equity in loss of subsidiaries	(6,049)	6,183	(111,819)	19,509	(92,176)
Income tax (benefit) expense	(1,848)	2,985	(24,294)	5,959	(17,198)
Equity in loss of subsidiaries	(70,776)	(87,524)	—	158,300	—

Net loss	$(74,977)	$(84,326)	$(87,525)	$171,850	$(74,978)

METRIS COMPANIES INC.
Supplemental Consolidating Statements of Income
Nine Months Ended September 30, 2004
(Dollars in thousands)
Unaudited

	Metris		Non-
	Companies	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Securitization income	856	—	239,503	2,258	242,617
Servicing income on securitized receivables	—	—	102,580	—	102,580
Credit card loan and other interest income	712	—	13,953	—	14,665
Credit card loan fees, interchange and other income	2,989	56,622	16,126	(55,921)	19,816
Enhancement services income	—	200	19,974	(26)	20,148
Intercompany allocations	294	118,757	1,621	(120,672)	—

Total revenues	4,851	175,579	393,757	(174,361)	399,826

Expenses:
Interest expense	46,978	(7,641)	7,364	—	46,701
Provision for loan losses	(1,270)	—	(3,905)	—	(5,175)
Credit card account and other product solicitation and marketing expenses	105	40,290	55,302	(46,849)	48,848
Employee compensation	—	104,112	2,110	—	106,222
Data processing services and communications	(4)	(40,624)	92,263	(9,183)	42,452
Credit protection claims expense	—	—	14,805	—	14,805
Occupancy and equipment	—	17,813	14	—	17,827
Purchased portfolio premium amortization	7	—	4,686	2,050	6,743
Asset impairments, lease write-offs and severance	—	4,515	—	—	4,515
Other	6,293	47,068	10,476	—	63,837
Intercompany allocations	115	28,835	91,722	(120,672)	—

Total expenses	52,224	194,368	274,837	(174,654)	346,775

(Loss) income before income tax (benefit) expense and equity in income of subsidiaries	(47,373)	(18,789)	118,920	293	53,051
Income tax (benefit) expense	(17,865)	(8,992)	46,749	111	20,003
Equity in income of subsidiaries	62,556	72,171	—	(134,727)	—

Net income	$33,048	$62,374	$72,171	$(134,545)	$33,048

METRIS COMPANIES INC.

Supplemental Consolidating Statements of Income Nine Months Ended September 30, 2003 (Dollars in thousands) Unaudited

	Metris		Non-
	Companies	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Securitization income	(147)	—	75,046	(1,383)	73,516
Servicing income on securitized receivables	—	—	136,997	—	136,997
Credit card loan and other interest income	1,548	—	86,701	—	88,249
Credit card loan fees, interchange and other income	1,811	56,450	74,729	(65,277)	67,713
Enhancement services income	—	28,647	78,230	(7,129)	99,748
Loss on sale of credit card loans	—	—	(117,183)	—	(117,183)
Gain on sale of membership and warranty business	(831)	9,445	59,339	12,438	80,391
Intercompany allocations	7,664	192,018	22,676	(222,358)	—

Total revenues	10,045	286,560	416,535	(283,709)	429,431

Expenses:
Interest expense	32,761	(2,307)	29,899	—	60,353
Provision for loan losses	3,414	—	104,526	(102)	107,838
Credit card account and other product solicitation and marketing expenses	—	44,286	93,086	(52,327)	85,045
Employee compensation	—	128,656	12,443	—	141,099
Data processing services and communications	12	(61,312)	124,616	(10,334)	52,982
Credit protection claims expense	—	—	26,537	—	26,537
Occupancy and equipment	—	27,033	220	—	27,253
Purchased portfolio premium amortization	39	—	24,701	(3,638)	21,102
Asset impairments, lease write-offs and severance	5,129	23,573	24,062	—	52,764
Loss on sale of deposits	—	—	32,963	—	32,963
Other	8,020	46,140	46,179	(21,628)	78,711
Intercompany allocations	61	72,373	149,924	(222,358)	—

Total expenses	49,436	278,442	669,156	(310,387)	686,647

(Loss) income before income tax (benefit) expense and equity in loss of subsidiaries	(39,391)	8,118	(252,621)	26,678	(257,216)
Income tax (benefit) expense	(13,111)	654	(71,083)	8,880	(74,660)
Equity in loss of subsidiaries	(156,276)	(172,095)	—	328,371	—

Net loss	$(182,556)	$(164,631)	$(181,538)	$346,169	$(182,556)

METRIS COMPANIES INC.
Supplemental Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2004
(Dollars in thousands)
Unaudited

	Metris		Non-
	Companies	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash (used in) provided by operating activities	$(24,081)	$(14,012)	$318,312	$(73,269)	$206,950

Investing Activities:
Net cash from loan originations and principal collections on loans receivable	16,372	—	(117,260)	10,895	(89,993)
Proceeds from sales of credit card portfolios to third parties	—	—	27,870	—	27,870
Net additions of property and equipment	—	(1,984)	—	—	(1,984)
Investment in subsidiaries	(12,556)	(222,356)	—	234,912	—

Net cash provided by (used in) investing activities	3,816	(224,340)	(89,390)	245,807	(64,107)

Financing Activities:
Net increase (decrease) in debt	102,645	213,724	(235,119)	—	81,250
Net increase (decrease) in deposits	500	—	(3,027)	—	(2,527)
Proceeds from issuance of common stock	3,479	—	—	—	3,479
Capital contributions	—	22,353	150,185	(172,538)	—

Net cash provided by (used in) financing activities	106,624	236,077	(87,961)	(172,538)	82,202

Net increase (decrease) in cash and cash equivalents	86,359	(2,275)	140,961	—	225,045
Cash and cash equivalents at beginning of period	(1,081)	3,034	176,532	—	178,485

Cash and cash equivalents at end of period	$85,278	$759	$317,493	$—	$403,530

METRIS COMPANIES INC.
Supplemental Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2003
(Dollars in thousands)
Unaudited (as restated)

	Metris
	Companies	Guarantor	Non-Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash (used in) provided by operating activities	$(213,561)	$(537,441)	$296,784	$255,512	$(198,706)

Investing Activities:
Proceeds from transfer of portfolios to the Metris Master Trust	—	—	670,965	—	670,965
Net cash from loan originations and principal collections on loans receivable	753	—	(519,772)	(15,778)	(534,797)
Proceeds from sales of credit card portfolios to third parties	—	—	494,784	—	494,784
Proceeds from sale of membership and warranty business	—	8,100	36,900	—	45,000
Net disposals of property and equipment	—	4,403	20,210	—	24,613
Investment in subsidiaries	230,640	707,909	—	(938,549)	—

Net cash provided by investing activities	231,393	720,412	703,087	(954,327)	700,565

Financing Activities:
Net increase (decrease) in debt	2,610	(9,421)	—	—	(6,811)
Net decrease in deposits	—	—	(886,456)	—	(886,456)
Premiums and transaction costs on deposits sold	—	—	(32,963)	—	(32,963)
Proceeds from issuance of common stock	2,551	—	—	—	2,551
Capital contributions	—	(181,352)	(517,463)	698,815	—

Net cash provided by (used in) financing activities	5,161	(190,773)	(1,436,882)	698,815	(923,679)

Net increase (decrease) in cash and cash equivalents	22,993	(7,802)	(437,011)	—	(421,820)
Cash and cash equivalents at beginning of period	(3,795)	8,109	575,918	—	580,232

Cash and cash equivalents at end of period	$19,198	$307	$138,907	$—	$158,412

ITEM 2.

METRIS COMPANIES INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. (“MCI”) and its subsidiaries. MCI’s principal subsidiaries are Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank” or the “Bank”), Metris Direct, Inc. and Metris Receivables, Inc. (“MRI”). MCI and its subsidiaries, as applicable, may be referred to as “we,” “us,” “our” or the “Company.” For a full understanding of our financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto for the period ended September 30, 2004 included herein.

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

     For the quarter ended September 30, 2004, the Company reported net income of $61.8 million, compared to a net loss of $70.3 million for the second quarter of 2004 and net loss of $75.0 million for the third quarter of 2003. The increase in earnings is a result of no new securitization transactions during the quarter, lower overall operating expenses, increased “Interest-only revenues,” which reflect higher excess spreads in our Metris Master Trust and favorable valuation adjustments on the carrying value of our retained interests in securitized loans.

     Our quarterly “Net income (loss)” may fluctuate based on several factors, including securitization activity. When securitization transactions occur we incur “Loss on new securitization to the Metris Master Trust” and increased transaction costs.

     During the quarter ended September 30, 2004 we continued to see signs of improving asset quality. As a result, the three-month average excess spread in the Metris Master Trust for the quarter ended September 30, 2004 was 5.58%. This excess spread is 175 basis points higher than the 3.83% reported for the second quarter of 2004 and 288 basis points higher than the 2.70% reported for the third quarter of 2003. The increase in the excess spread has been driven primarily by improvements in credit losses. The average principal default rate in the Metris Master Trust was 16.8% for the quarter ended September 30, 2004, a decrease of 320 basis points over the comparable period in 2003. In addition, delinquency rates in the Metris Master Trust were 9.7% as of September 30, 2004 compared to 9.4% as of June 30, 2004 and 11.1% as of September 30, 2003. The slight increase in delinquencies from the second quarter of 2004 is consistent with normal seasonal trends we have seen in eight of the past nine years.

     The Company has also continued to see improved performance in the early stage delinquencies in the Metris Master Trust. As of September 30, 2004 the percentage of receivables one to 29 days contractually delinquent has been below 5% for seven consecutive months in the Metris Master Trust. We believe this improvement has resulted from revisions in the base operating strategies with which we manage our portfolio, significantly enhanced collection efforts and improvements in the macro economy. We anticipate that performance in the Metris Master Trust will fluctuate on a month-to-month basis. While we anticipate overall long-term improvement in the performance of the Metris Master Trust, we do expect fluctuations in both excess spread and delinquencies, including an anticipated seasonal increase in delinquencies during the fourth quarter of 2004.

     The one-month London Inter Bank Offered Rate (“LIBOR”)(the index which primarily drives our cost of funds) has increased from 1.12% at December 31, 2003 to 1.84% as of September 30, 2004. This increase, and potential future increases, results in a higher cost of funds on securities issued out of the Metris Master Trust, which is partially offset by higher yields on our credit card portfolio. We believe that impacts to our financial statements that result from increases in interest rates may be mitigated by a variety of management strategies including, but not limited to, interest rate caps, portfolio re-pricing or the issuance of fixed rate debt. For further information on the impact to us resulting from changes in interest rates, refer to “Item 3 Quantitative and Qualitative Disclosures about Market Risk” on pages 45-46 of this Report.

     We continue to focus on strengthening the long-term operations of the business. Improvements in losses, delinquencies and payment rates have been driven by tighter underwriting on new account originations, tighter line management on existing and new cardholders, better pricing on offerings and improved collections initiatives. We have changed the Company’s base strategies in these areas over the past two years and we are beginning to see the benefits in improved operating results. These improved operating results and our strong cash position are enabling us to focus on growing our business. We have steadily increased our new account originations throughout 2004. In the first half of 2004 we generated approximately 150,000 new accounts and during the quarter ended September 30, 2004 we generated an additional 118,000 new accounts. We are comfortable increasing our new account originations in part due to the continued strong results we are experiencing in our 2003 campaigns. We continue to see a 33% improvement in delinquencies in comparing our 2003 campaigns to our 2002 campaigns at the same point in time. We expect credit card originations in 2005 to continue to reflect the discipline exhibited in our 2003 and 2004 originations and anticipate these improved results will create a more reliable, predictable, long-term receivables base. This new account growth will remain focused on our traditional target market, the middle-market consumer. We will continue to leverage our account origination strategies, increase our efforts to penetrate the Hispanic customer segment, increase our partnership and third-party marketing efforts and test additional products, channels and incremental prospects.

     In January 2003, the Federal Financial Institutions Examination Council (“FFIEC”) issued guidance with respect to account management, risk management and loss allowance practices for institutions engaged in credit card lending. The guidance provides requirements for certain operational and accounting policies, which are designed to bring consistency in practice between institutions engaged in credit card lending. The Company has developed an implementation plan to address the account management aspects of this guidance. As initial steps in the implementation of this guidance, during June and July of 2004, we stopped billing late and overlimit fees on credit card accounts in which the customer’s balance was 130% or more of their credit limit. We continue testing alternative approaches to fully comply with the account management guidance, the results of which will drive further steps to be implemented in 2005 and 2006. We anticipate that the impact of fully implementing the account management guidance will result in slightly lower yields in the Metris Master Trust, which we expect will be partially offset by lower default rates.

Critical Accounting Estimates

     The Company’s most critical accounting estimates are the valuation of our “Retained interests in loans securitized” and our determination of the “Allowance for loan losses.”

Valuation of Retained Interests in Loans Securitized

     The “Retained interests in loans securitized” on our balance sheet associated with our securitization transactions includes contractual retained interests, excess transferor’s interest, interest-only strip receivable, and spread accounts receivable. We determine the fair value of each component of the “Retained interests in loans securitized” at the time a securitization transaction or replenishment sale is completed using a discounted cash flow valuation model and on a quarterly basis thereafter. Increases to the fair value of each of the assets related to discount accretion are recorded in “Discount accretion.” Any other change in the fair value is recorded in “Change in fair value.”

     The discounted cash flow valuation is limited to the receivables that exist and have been sold to the Metris Master Trust. Therefore, the model assumes the current principal receivable balance at the balance sheet date amortizes with no new sales, interchange fees or cash advances. The future cash flows are modeled in accordance with the debt series’ legal documents and are applied to all series on a pro-rata basis. Finance charge and fee income and recovery cash flows above contractual expense payments are first applied to meet spread accounts receivable requirements then returned to us as part of the interest-only strip receivable. We determine upper and lower valuation limits of the “Retained interests in loans securitized” based on historical and forecasted excess spreads. We then determine the best estimate within the range based on historical trends (weighted heavily toward the low end of the range), adjusted, when appropriate, for portfolio forecast information.

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

     Transferor’s interest represents an undivided interest in receivables that are not pledged to support a specific security series or class and represent our interest in the excess principal receivables held in the Metris Master Trust. The fair value is determined in the same manner as the contractual retained interests and is discounted based on 12 months to maturity. We have subordinated our rights to the excess cash flows on the receivables underlying the transferor’s interest, thus they are included in the value of the interest-only strip receivable. Spread account receivable balances represent interest earning cash held by the Metris Master Trust trustee due to performance of the Metris Master Trust and minimum spread reserve deposits required by certain security series. Changes in fair value are determined in the same manner as the contractual retained interests.

     The interest-only strip receivable represents the contractual right to receive, from the Metris Master Trust, interest and other fee revenue less certain costs over the estimated life of the underlying debt securities. The fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets and the expected timing of the amortization inherent in the retained interests valuation model. We believe our discount rates are consistent with what other market place participants would use to determine the fair value of these assets. The valuation model assumes that we repurchase the outstanding principal receivables at face value according to the clean-up call provisions contained in the respective security series’ legal documents.

     We use certain assumptions and estimates in determining the fair value of “Retained interests in loans securitized.” These assumptions and estimates include estimated principal payments, credit losses, gross yield, interest expense, fees, the timing of cash receipts, and discount rates commensurate with the risks of the underlying assets. On a quarterly basis, we review and adjust, as appropriate, the assumptions and estimates used in our model based on a variety of internal and external factors, including national and economic trends and business conditions, current lending policies, procedures and strategies, historical trends and assumptions about future trends, competition, and legal and regulatory requirements. Significant estimates are required in determining these factors and different judgments concerning these factors can result in a material impact on our balance sheet and income statement.

Allowance for Loan Losses

     We maintain an “Allowance for loan losses” sufficient to absorb probable loan losses inherent in the credit card loan portfolio as of the balance sheet date. The “Allowance for loan losses” results in a reserve approximating 18 months of future charge-offs. At the time of charge-off, all principal balances are written off against the allowance and all fees and finance charges are netted against the applicable income statement line item. The allowance is based on management’s consideration of all relevant factors, including management’s assessment of applicable economic and seasonal trends.

     Historically, we segmented the loan portfolio into several individual liquidating pools with similar credit risk characteristics, and estimated (based on historical experience for similar pools and existing environmental conditions) the dollar amount of principal, accrued finance charges and fees that would charge-off. We then aggregated these pools into prime and subprime portfolios based on the prescribed FICO score cuts, credit counseling programs, and various pools of other receivables. We separately analyzed the reserve requirement on each of these groups or portfolios. During the first quarter of 2004, we aggregated all liquidating pools into one segment, which is treated as subprime loans for allowance determination purposes. We believe this was appropriate due to the reduction in the loan portfolio and the fact that the remaining loans had similar risk characteristics.

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

     Additionally, in evaluating the adequacy of the loan loss reserves, we consider several subjective factors that may be overlaid into the credit risk roll-rate model in determining the necessary loan loss reserve. These factors include, but are not limited to:

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

Results of Operations

     “Net income” for the three months ended September 30, 2004 was $61.8 million, compared to a “Net loss” of $75.0 million for the third quarter of 2003. Diluted earnings per common share for the three months ended September 30, 2004 were $0.48, compared to a diluted loss per common share of $1.48 for the third quarter of 2003. The increase in “Net income” from a “Net loss” is primarily due to a $54.2 million increase in “Securitization income,” a decrease in “Total expenses” of $142.9 million, and a “Loss on sale of credit card loans” of $117.2 million recorded in the third quarter of 2003 partially offset by a “Gain on sale of membership and warranty business” of $80.4 million also recorded in the third quarter of 2003.

     “Net income” for the nine months ended September 30, 2004 was $33.0 million, compared to a “Net loss” of $182.6 million for the comparable period in 2003. Diluted earnings per common share for the nine months ended September 30, 2004 were $0.01 compared to a diluted loss per common share of $3.70 for the comparable period in 2003. The increase in “Net income” from a “Net loss” is due to a $169.1 million increase in “Securitization income,” a $339.9 million decrease in total expenses, and a “Loss on sale of credit card loans” of $117.2 million recorded in the third quarter of 2003, partially offset by a “Gain on sale of membership and warranty business” of $80.4 also recorded in the third quarter of 2003, and a decrease in other operating revenues.

     The following table summarizes “Securitization income” for the three- and nine-month periods ended September 30, 2004 and 2003.

Table 1: Analysis of Securitization Income
(In thousands)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Loss on new securitization of receivables to the Metris Master Trust	$—	$(23,015)	$(91,886)	$(55,214)
Loss on replenishment of receivables to the Metris Master Trust	(21,972)	(35,792)	(71,353)	(127,574)
Discount accretion	63,747	85,549	185,287	240,035
Interest-only revenue	87,316	60,694	217,385	151,374
Change in fair value	25,518	33,564	94,202	(70,333)
Transaction and other costs	(6,634)	(27,221)	(91,018)	(64,772)

Securitization income	$147,975	$93,779	$242,617	$73,516

     “Securitization income” was $148.0 million for the three months ended September 30, 2004, compared to $93.8 million for the same period in 2003. The increase is due to improvements in the “Loss on new securitizations to the Metris Master Trust” of $23.0 million and “Loss on replenishment of receivables to the Metris Master Trust” of $13.8 million, a $26.6 million increase in “Interest-only revenue” and a $20.6 million reduction in “Transaction and other costs.” These improvements were partially offset by a $21.8 million reduction in “Discount accretion” and an $8.0 million decline in the “Change in fair value.”

     There was no “Loss on new securitization of receivables to the Metris Master Trust” for the three months ended September 30, 2004 because there were no new transactions during the quarter. The $23.0 million “Loss on new securitization of receivables to the Metris Master Trust” in the third quarter of 2003 is due to the larger size and duration of transactions completed during the period. “Loss on replenishment of receivables to the Metris Master Trust” decreased from $35.8 million for the three months ended September 30, 2003 to $22.0 million for the three months ended September 30, 2004 primarily due to lower volumes of receivables sold into the Metris Master Trust and a decrease in the weighted average months to maturity on the outstanding securitization transactions. “Interest-only revenue” was $87.3 million for the three months ended September 30, 2004, compared to $60.7 million for the three months ended September 30, 2003. This increase was due to a 288 basis point increase in the weighted average excess spread in the Metris Master Trust, partially offset by a $2.2 billion decrease in average principal receivables. “Transaction and other costs” were $6.6 million for the three months ended September 30, 2004 compared to $27.2 million for the three months ended September 30, 2003. The higher transaction costs in 2003 are primarily due to up-front fees on the securitization transactions closed during the period.

     These quarter over quarter improvements were partially offset by a decrease in “Discount accretion” of $21.8 million and a decrease in the “Change in fair value” of $8.0 million. The decreased “Discount accretion” was primarily due to lower receivable balances and the resulting lower contractual retained interest held in the Metris Master Trust and lower spread reserve deposits due to improved trust performance. The “Change in fair value” for the three months ended September 30, 2004 was $25.5 million. This resulted primarily from a $12.7 million increase in the interest-only asset due to higher projected excess spreads partially offset by attrition and a $12.4 million decrease in the discount against spread accounts receivable due to restricted cash being released as a result of improved excess spread. The “Change in fair value” for the three months ended September 30, 2003 was $33.6 million. This resulted primarily from a $27.5 million change in fair value of accrued interest receivable pertaining to receivables sold during the quarter, and a $23.3 million fair value increase reflecting the early pay-down of the variable funding conduits resulting from attrition and receivables sold during the quarter, partially offset by a $21.9 million increase in the discount against spread accounts receivable due to additional excess spread cash flows being restricted from release.

     “Securitization income” was $242.6 million for the nine months ended September 30, 2004, compared to $73.5 million for the same period in 2003. The increase is due to improvement in the “Change in fair value” of $164.5 million, a $66.0 million increase in “Interest-only revenue” and a $56.2 million reduction in the “Loss on replenishment of receivables to the Metris Master Trust.” These improvements were partially offset by a $54.7 million decrease in “Discount accretion,” a $36.7 million increase in “Loss on new securitization of receivables to the Metris Master Trust” and a $26.2 million increase in “Transaction and other costs.”

     The year-to-date 2004 “Change in fair value” of $94.2 million was due to a $38.0 million fair value increase pertaining to the early pay-down of the variable funding conduits, a $32.7 million increase in the interest-only asset due to higher projected excess spreads (partially offset by receivable attrition) and a $30.1 million increase due to the release of restricted cash due to higher excess spreads. The “Change in fair value” for the nine months ended September 30, 2003 was a $70.3 million loss. This resulted primarily from a $63.7 million increase in the discount against spread accounts receivable due to additional excess spread cash flows being restricted from release, a $18.9 million decrease in fair value due to performance of the Metris Master Trust, partially offset by a $27.5 million increase in fair value of accrued interest receivable pertaining to receivables sold during the third quarter. The $66.0 million increase in interest-only revenue was due to a 234 basis point increase in weighted average excess spread in the Metris Master Trust, partially offset by a $2.3 billion decrease in average principal receivables. The $56.2 million reduction in the “Loss on replenishment of receivables to the Metris Master Trust” is due to lower volumes of receivables sold into the Metris Master Trust, a decrease in the weighted average months to maturity on the outstanding securitization transactions and higher projected excess spreads.

     The decrease in “Discount accretion” for the nine months ended September 30, 2004 is primarily due to lower receivable balances and the resulting lower contractual retained interest held in the Metris Master Trust and lower spread reserve deposits due to improved Metris Master Trust performance. The increase in “Loss on new securitization of receivables to the Metris Master Trust” for the nine months ended September 30, 2004 is due to the larger size and longer term of transactions completed in 2004. The $91.9 million “Loss on new securitization of receivables to the Metris Master Trust” for the nine months ended September 30, 2004 relates to $1.8 billion of new securitizations with an average of 18 months to maturity compared to $1.3 billion of new securitizations with an average of 12 months to maturity during the same period in 2003. The higher “Transaction and other costs” were also due to the size of the respective securitization transactions. In addition, transaction fees were incurred related to a paired series in the first quarter of 2004, commitment fees for MBIA insurance coverage on future asset-backed transactions and a mark-to-market valuation adjustment on interest rate caps.

     “Servicing income on securitized receivables” decreased $11.4 million and $34.4 million for the three- and nine-month periods ended September 30, 2004, respectively, over the comparable periods of 2003. The reduction is due to decreases of $2.2 billion and $2.3 billion in average principal receivables held by the Metris Master Trust for the three- and nine-month periods ended September 30, 2004, respectively.

     “Credit card loan and other interest income” and “Credit card loan fees, interchange and other income,” decreased $34.3 million and $121.5 million for the three- and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003. These decreases resulted primarily from reductions in average owned credit card loans of $440.1 million and $557.5 million for the three- and nine-month periods, respectively.

     “Enhancement services income” decreased $10.9 million and $79.6 million for the three- and nine-month periods ended September 30, 2004, respectively, over the comparable periods in 2003. These decreases resulted from the sale of our membership club and warranty business in July 2003. Remaining “Enhancement services income” is primarily commission revenue that Direct Merchants Bank earns on membership club and warranty products sold to the Bank’s credit card portfolio under a marketing agreement with the third-party purchaser and income generated from certain products not sold to that purchaser.

     Total expenses were $109.3 million for the three-month period ended September 30, 2004, which represents a $142.9 million decrease over the comparable period in 2003. During the third quarter of 2004 there were $1.2 million in one-time charges compared to expenses of $62.9 million related to the sale of our deposits and other one-time charges during the third quarter of 2003. “Provision for loan losses” was $1.4 million and $33.0 million for the three months ended September 30, 2004 and 2003, respectively. This decrease is due primarily to the reduction in owned credit card loans and slightly improved credit quality. “Interest expense,” “Credit card account and other product solicitation and marketing expenses,” “Employee compensation,” “Data processing services and communications,” “Credit protection claims expense,” “Occupancy and equipment,” “Purchased portfolio premium amortization,” and “Other” also decreased an aggregate of $49.6 million as a result of the sale of the membership club and warranty business and the significant reduction in credit card operations over the past year.

     Total expenses for the nine-month period ended September 30, 2004 were $346.8 million, compared to $686.6 million for the nine months ended September 30, 2003. This $339.8 million decrease is due primarily to a $113.0 million reduction in the “Provision for loan losses,” a $48.2 million decrease in one-time charges, and the $33.0 million loss recognized in the third quarter of 2003 related to the sale of the Company’s portfolio of deposits. “Interest expense” also decreased $13.7 million as a result of the sale of the Company’s portfolio of deposits in the third quarter of 2003. “Credit card account and other product solicitation and marketing expenses,” “Employee compensation,” “Data processing services and communications,” “Credit protection claims expense,” “Occupancy and equipment,” “Purchased portfolio premium amortization,” and “Other” also decreased an aggregate of $131.9 million as a result of the sale of the membership club and warranty business and the significant reduction in credit card operations over the past year.

Retained Interests in Loans Securitized

     Our credit card receivables are primarily funded through asset securitizations. As part of these asset securitizations, credit card receivables are transferred to the Metris Master Trust, a non-consolidated, qualifying special purpose entity that issues asset-backed securities representing undivided interests in receivables held in the Metris Master Trust and the right to receive future collections of principal, interest and fees related to those receivables. The senior classes of these securities are sold to third-party investors. We retain subordinated interests in the securitized receivables, including contractual retained interests, an interest-only strip receivable, excess transferor’s interest maintained above the contractual retained interests and spread accounts receivable.

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

     The following table summarizes our “Retained interests in loans securitized” as of September 30, 2004 and December 31, 2003.

Table 2: Retained interests in loans securitized

	September 30,	December 31,
(In thousands):	2004	2003
Contractual retained interests	$493,574	$542,014
Excess transferor’s interests	158,307	48,775
Interest-only strip receivable	73,075	16,039
Spread accounts receivable	114,452	230,073

Retained interests in loans securitized	$839,408	$836,901

     “Retained interests in loans securitized” increased $2.5 million between December 31, 2003, and September 30, 2004, to $839.4 million. The increase was primarily due to a $109.5 million increase in excess transferor’s interests and a $57.0 million increase in the interest-only strip receivable, partially offset by a $115.6 million decrease in spread accounts receivable and a $48.4 million decrease in contractual retained interests.

     Contractual retained interest decreased to $493.6 million as of September 30, 2004, from $542.0 million as of December 31, 2003. The $48.4 million decrease is due to a $1.2 billion decrease in principal receivables held in the Metris Master Trust, partially offset by an increase in the weighted average enhancement level and a decrease in weighted average months to maturity on the outstanding series in the Metris Master Trust. The excess transferor’s interests increased to $158.3 million as of September 30, 2004, from $48.8 million as of December 31, 2003 due to pay-down of the variable funding conduits. The interest-only strip receivable increased to $73.1 million as of September 30, 2004, from $16.0 million as of December 31, 2003 due to higher projected excess spreads from the receivables held in the Metris Master Trust, partially offset by lower receivables. The projected excess spreads have increased primarily due to a decrease in the projected principal default rates, partially offset by a projected increase in funding costs. Spread accounts receivable decreased $115.6 million compared to December 31, 2003 due to reserve releases during the year resulting from improved excess spreads. For more information on restricted cash see the “Liquidity, Funding and Capital Resources” section on pages 37 through 40.

     At least quarterly, the Company adjusts the valuation of the “Retained interests in loans securitized” to reflect changes in the amount and expected timing of future cash flows. The significant factors that affect the timing and amount of cash flows relate to the collateral assumptions, which include payment rate, default rate, gross yield and discount rate. These values can, and will, vary as a result of changes in the amount and timing of the cash flows and the underlying economic assumptions. The components of retained interests are recorded at their fair value. (See Critical Accounting Estimates on pages 25-27 for more information on the valuation of the retained interests). The significant assumptions used for estimating the fair value of the “Retained interests in loans securitized” are as follows:

Table 3: Significant assumptions used for estimating the fair value of retained interests

	September 30,	December 31,
	2004	2003
Monthly payment rate	7.5%	6.7%
Gross yield (1)	25.5%	25.4%
Annual interest expense and servicing fees	4.7%	4.2%
Annual gross principal default rate	18.6%	20.7%
Discount rate:
Contractual retained interests	16.0%	16.0%
Excess transferor’s interests	16.0%	16.0%
Interest-only strip receivable	30.0%	30.0%
Spread accounts receivable	16.0%	15.3%
Weighted average months to maturity	20.8	24.5
Weighted average enhancement level(2)	11.1%	9.9%

(1)Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries, net of finance charge and fee charge-offs. Gross yield for purposes of estimating fair value does not include interchange income, or cash advance fees.

(2)Includes contractual retained interest and required minimum spread reserve deposits.

     During the third quarter of 2004 the Company made the following assumption changes to the valuation of retained interests:

•	The discount associated with the variable conduits has been determined assuming 19.2 months to maturity, which reflects the remaining life of the conduit. Previously, the discount was determined assuming 24 months to maturity.

•	Requisite deposits used to cover interest expense during the accumulation period associated with the defeasance of maturing term asset back securities are assumed to have a market value of zero. Previously, the model estimated the amount of funds that would be returned to the company, and discounted this amount at 15.25% to determine the market value.

•	Interest earned on spread accounts receivable is now calculated as a monthly cash flow in the valuation of the spread reserve deposits using the current LIBOR yield curve. Previously, the discount rate applied to the spread reserve deposits was reduced to account for the interest income earned.

•	The weighted average months to maturity used to determine the market value of the contractual retained interest is based on a 365 day calendar, versus a 360 day calendar in previous models.

     The impact of these changes in assumptions was a $6.9 million increase in “Securitization income” during the third quarter of 2004. Management believes these changes represent a change in estimate, which is reflected in current period earnings.

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

     We use credit line analyses, account management, and customer transaction authorization procedures to minimize loan losses. Our risk models determine initial credit lines at the time of underwriting. We manage credit lines on an ongoing basis and adjust them based on customer usage, payment patterns and profitability. We continually monitor customer accounts and initiate appropriate collection activities when an account is delinquent or overlimit. We monitor customer authorization history, complete credit line analysis, and refine account management strategies to mitigate long-term credit losses.

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

Table 4: Loan Delinquency
(Dollars in thousands)

	September 30,	% of	December 31,	% of	September 30,	% of
	2004	Total	2003	Total	2003	Total
Loans outstanding	$70,389	100%	$128,615	100%	$110,922	100%
Loans contractually delinquent:
30 to 59 days	2,445	3.5%	5,015	3.9%	3,461	3.1%
60 to 89 days	1,857	2.6%	4,888	3.8%	3,811	3.4%
90 or more days	4,487	6.4%	10,406	8.1%	9,474	8.6%

Total	$8,789	12.5%	$20,309	15.8%	$16,746	15.1%

     The decrease in the delinquency rates between December 31, 2003 and September 30, 2004 primarily reflects the improvement in our collection efforts and the run-off of poor quality loans within our owned portfolio. The low delinquency rate as of September 30, 2003 is the result of the sale of $29.1 million in delinquent assets during June 2003.

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

     We enter into agreements with third parties for the sale of a majority of charged-off credit card receivables. We also refer charged-off accounts to our recovery unit for coordination of collections efforts to recover the amounts owed. When appropriate, we place accounts with external collection agencies or attorneys. Charge-offs due to bankruptcies were $0.6 million, representing 18.7% of total gross charge-offs for the three-month period ended September 30, 2004, and $6.6 million, representing 9.7% of total gross charge-offs for the three-month period ended September 30, 2003. Charge-offs due to bankruptcies were $3.7 million, representing 18.7% of total gross charge-offs for the nine-month period ended September 30, 2004 and $18.9 million, representing 15.5% of total gross charge-offs for the nine-month period ended September 30, 2003. Table 5 presents our net charge-offs for the periods indicated as reported in the consolidated financial statements.

Table 5: Net Charge-offs
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Average credit card loans	$72,581	$512,710	$93,363	$650,887
Net charge-offs	2,491	66,995	17,735	118,986
Net charge-off ratio	13.6%	51.8%	25.4%	24.4%

     The decrease in the net charge-off ratio for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, is primarily related to charge-offs due to the sale of $39.9 million of 2-cycle plus delinquent assets and the sale of $144.4 million of receivables from Direct Merchants Bank in September of 2003. The difference between par value and the amount received on receivables sold is reported as a charge-off in the period of the sale.

Allowance for Loan Losses

     We record provisions for loan losses in amounts necessary to maintain the allowance at a level sufficient to absorb anticipated probable loan losses inherent in the existing loan portfolio as of the balance sheet date.

     In order to mitigate credit losses, we have expanded our collections strategies to aggressively address any potential delinquency increases. We also leverage forbearance programs and credit counseling services for qualifying cardholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees, and other incentives to induce the customer to continue making payments. The amount of customer receivables in debt forbearance programs was $3.8 million or 5.4% of total “Credit card loans” as of September 30, 2004, compared to $6.2 million or 4.8% of total “Credit card loans” as of December 31, 2003. All delinquent receivables in debt forbearance programs are included in Table 4.

     The “Allowance for loan losses” was $14.3 million as of September 30, 2004, versus $45.5 million as of December 31, 2003. The ratio of “Allowance for loan losses” to period-end “Credit card loans” was 20.3% at September 30, 2004, compared to 35.4% at December 31, 2003. The “Allowance for loan losses” as a percentage of 30-day plus receivables was 162.6% at September 30, 2004, compared to 224.0% at December 31, 2003. The decrease reflects slightly improved credit quality as well as the composition of the portfolio as of September 30, 2004 versus December 31, 2003. We believe the “Allowance for loan losses” is adequate to cover probable future losses inherent in the loan portfolio under current conditions.

Balance Sheet Analysis

     Cash and Cash Equivalents

     "Cash and cash equivalents” increased $225.0 million to $403.5 million as of September 30, 2004 compared to $178.5 million as of December 31, 2003. The increase is primarily due to the release of restricted cash of $142.0 million from the Metris Master Trust as well as from net proceeds received from various funding activities completed during the second quarter of 2004.

     Credit Card Loans

     “Credit card loans” were $70.4 million as of September 30, 2004, compared to $128.6 million as of December 31, 2003. The $58.2 million decrease is primarily a result of the sale of approximately $38 million of receivables from Direct Merchants Bank to a third party and continued attrition of the owned loan portfolio.

     Other Assets

     “Other assets” decreased from $81.8 million at December 31, 2003 to $62.7 million at September 30, 2004. This decrease resulted primarily from an $8.6 million decrease in the fair value of interest rate caps and a $8.4 million in amortization of prepaid expenses.

     Debt

     “Debt” increased to $448.4 million at September 30, 2004 from $350.4 million at December 31, 2003. This $98.0 million increase resulted from the closing of a $300 million term loan, partially offset by the pay-downs of $100 million in senior notes and a $101.7 million term loan in the second quarter of 2004.

     Accrued expenses and other liabilities

     “Accrued expenses and other liabilities” increased from $76.0 million at December 31, 2003 to $105.2 million at September 30, 2004. This increase resulted primarily from the receipt of a federal income tax refund during the second quarter of 2004.

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

     The Metris Master Trust was formed in May 1995 pursuant to a pooling and servicing agreement, as amended. MRI, one of our special purpose entity subsidiaries, transfers receivables in designated accounts to the Metris Master Trust. The Metris Master Trust may, and does from time to time, issue securities that represent undivided interests in the receivables in the Metris Master Trust. These securities are issued by series and each series typically has multiple classes. Each series, or class within a series, may have different terms. The different classes of an individual series are structured to obtain specific debt ratings. As of September 30, 2004, 10 series of publicly and privately issued term asset-backed securities were outstanding. MRI currently retains the most subordinated class of securities in each series and all other classes are issued to nonaffiliated third parties. These securities are interests in the Metris Master Trust only and are not obligations of MRI, MCI, Direct Merchants Bank, or any other subsidiary of the Company. The interest in the Metris Master Trust not represented by any series of securities issued by the Metris Master Trust also belongs to MRI and is referred to as the transferor’s interest.

     Generally, each series involves an initial reinvestment period, referred to as the “revolving period,” in which principal payments on receivables allocated to such series are returned to MRI and reinvested in new principal receivables arising in the accounts. After the revolving period ends, if the series has not been defeased, principal payments allocated to the series are then accumulated and used to repay the investors. This period is referred to as the “accumulation period,” and is followed by a “controlled amortization period” wherein investors are repaid their invested amount. As of September 30, 2004, the Metris Master Trust did not have any series in an accumulation period or controlled amortization period. The scheduled accumulation and amortization periods are set forth in the agreements governing each series. However, all series set forth certain events by which amortization can be accelerated, referred to as “early amortization.” Reasons an early amortization could occur include: (i) one or three-month average of portfolio collections, less principal and finance charge charge-offs, financing costs and servicing costs, drop below certain levels, (ii) negative transferor’s interest within the Metris Master Trust or (iii) failure to obtain funding prior to an accumulation period for a maturing term asset-backed securitization. New receivables in designated accounts cannot be funded from a series that is in early amortization. We currently do not have any series that are in early amortization.

     In addition, there are various triggers within our securitization agreements that, if broken, restrict the release of cash to us from the Metris Master Trust. This restricted cash provides additional security to the investors and / or credit enhancers in the Metris Master Trust. We reflect cash restricted from release in the Metris Master Trust at its fair value as spread accounts receivable, which is a component of “Retained interests in loans securitized” in the consolidated balance sheet. The triggers are usually related to the performance of the Metris Master Trust, such as the average of net excess spread over a one to three-month period. See further discussion of spread accounts receivable in the “Liquidity, Funding and Capital Resources” section on page 37.

     On a monthly basis, each series is allocated its share of finance charge and fee collections, which are used to pay investors interest on their securities, pay their share of servicing fees and reimburse investors for their share of losses due to charge-offs. Amounts remaining may be deposited in cash reserve accounts of the Metris Master Trust as additional protection for future losses. Once each of these obligations is fully met, remaining finance charge collections, if any, are returned to us. Principal receivables held by the Metris Master Trust were $6.3 billion and $7.5 billion as of September 30, 2004 and December 31, 2003, respectively.

     Revenues and expenses generated from the Metris Master Trust are found in the “Securitization income” and “Servicing income on securitized receivables” lines in the consolidated statements of income. Our interests retained in credit card receivables sold to the Metris Master Trust are recorded at fair value in “Retained interests in loans securitized” on the consolidated balance sheets.

     Maintaining adequate liquidity in the Metris Master Trust is, and will continue to be, at the forefront of our business objectives. Additional information regarding asset securitization is set forth under “Liquidity, Funding, and Capital Resources” below.

Liquidity, Funding and Capital Resources

     One of our primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities. Liquidity management is a dynamic process, affected by changes in the characteristics of our assets and liabilities and short- and long-term interest rates. We use a variety of financing sources to manage liquidity, funding and interest rate risks. Table 6 summarizes our funding and liquidity as of September 30, 2004 and December 31, 2003:

Table 6: Liquidity, Funding and Capital Resources

	September 30, 2004			December 31, 2003
(In thousands)	DMCCB	Other	Consolidated	DMCCB	Other	Consolidated
Cash and due from banks	$23,649	$34	$23,683	$29,399	$2,677	$32,076
Federal funds sold	49,395	—	49,395	25,300	—	25,300
Short-term investments	100,086	230,366	330,452	71,829	49,280	121,109

Total cash and cash equivalents	$173,130	$230,400	$403,530	$126,528	$51,957	$178,485

	September 30, 2004		December 31, 2003
		Unused	Unused
	Outstanding	Capacity	Outstanding	Capacity
On-balance sheet funding (In thousands)
Term loan – June 2004	—	N/A	101,679	N/A
10% Senior Notes – November 2004	—	N/A	100,000	N/A
10.125% senior notes – July 2006	148,398	N/A	147,724	N/A
Term loan – May 2007	300,000	N/A	—	N/A
Other	—	N/A	1,045	N/A
Deposits	3,735	N/A	6,262	N/A

Subtotal	$452,133	$ N/A	$356,710	N/A
Off-balance sheet funding (In thousands)
Master Trust:
Term asset-backed securitizations – various maturities through January 2009	4,950,000	—	6,400,000	—
Bank conduits – maturing May 2006	530,000	670,000	196,000	654,000
Amortizing term series – matured in February 2004	—	—	99,200	—

Subtotal	5,480,000	670,000	6,695,200	654,000

Total	$5,932,133	$670,000	$7,051,910	$654,000

     As of September 30, 2004 and December 31, 2003, we had $5.5 million and $5.9 million, respectively, in letters of credit issued under a letter of credit facility agreement. Metris’ obligations under such facility are cash collateralized. Subject to certain exceptions, the $300 million Senior Secured Credit Agreement (“Credit Agreement”) requires the Company to prepay portions of the loan from net proceeds received from the issuance, in whatever form, of debt or equity by the Company or any of its affiliates, any insurance settlement or litigation award, and from any sale of assets (other than excluded asset sales) by the Company in excess of $10,000,000 in any fiscal year. During the third quarter of 2004 we were not required to make any principal repayments. We are bound by certain covenants under the Credit Agreement. As of September 30, 2004, we were in compliance with all covenants under the Credit Agreement. Furthermore, the Company has pledged substantially all of its assets as collateral under the Credit Agreement other than the assets of the Bank and Metris Receivables, Inc.

     As of September 30, 2004 our contractual cash obligations for the next twelve months are as follows:

Operating leases	$8,581
Deposits	3,735
Contractual purchase obligations	64,234

Total	$76,550

     In addition to the contractual cash obligations, as of September 30, 2004 open-to-buy on credit card accounts was $6.9 billion.

     We have the following term asset-backed securitizations outstanding as of September 30, 2004.

	Amount
Asset-backed securitization	(in thousands)	Expected final payment date(s)
Series 00-1	$600,000	February 22, 2005 and March 21, 2005
Series 02-3	900,000	May 20, 2005
Series 01-2	750,000	May 22, 2005 and June 20, 2005
Series 00-3	500,000	October 20, 2005 and November 21, 2005
Series 99-3	300,000	November 21, 2005
Series 99-2	500,000	July 20, 2006
Series 04-1	200,000	April 20, 2007
Series 02-4	600,000	May 21, 2007
Series 02-1	300,000	January 20, 2009 and February 20, 2009
Series 02-2	300,000	January 20, 2009 and February 20, 2009

Total	$4,950,000

     Our term asset-backed securitizations require the accumulation of principal cash payments received by the Metris Master Trust to fund the repayment of these obligations at the time of maturity. Historically, the Company achieved this by either obtaining a paired-series funding vehicle or defeasing the maturing bonds with draw downs on existing conduit facilities or other funding vehicles prior to the start of the accumulation period.

     Our receivable funding needs for the remainder of 2004 and 2005 will be covered by portfolio attrition and future asset-backed securitizations. We have a $1.5 billion MBIA commitment to provide insurance coverage on future asset-backed security transactions, of which $300 million is currently available. The remaining $1.2 billion of commitment becomes available as MBIA insured term asset-backed securitizations mature in 2005.

     The Metris Master Trust and the associated off-balance sheet debt provide for early amortization if certain events occur. The significant events include (i) one-month and three-month average excess spreads below certain levels, (ii) negative transferor’s interest within the Metris Master Trust or (iii) failure to obtain funding prior to an accumulation period for a maturing term asset-backed securitization. In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Metris Master Trust. The triggers are related to the performance of the Metris Master Trust, generally the average of net excess spread over a one- to three-month period. This restricted cash provides additional security to the investors and credit enhancers in the Metris Master Trust. We reflect cash restricted from release in the Metris Master Trust, at fair value, in “Retained interests in loans securitized” in the consolidated balance sheet.

     The following table shows the weighted-average annualized yields, defaults, costs and excess spreads for the Metris Master Trust on a cash basis:

	Three Months Ended September 30,
(In thousands)	2004		2003
Gross yield (1)	$430,380	26.49%	$577,801	26.38%
Annual principal defaults	272,706	16.79%	438,779	20.03%

Net portfolio yield	157,674	9.70	139,022	6.35%
Annual interest expense and servicing fees	65,060	4.12%	76,252	3.65%

Net excess spread	$92,614	5.58%	$62,770	2.70%

	Nine Months Ended September 30,
(In thousands)	2004		2003
Gross yield (1)	$1,380,746	26.92%	$1,844,344	26.99%
Annual principal defaults	947,292	18.47%	1,424,371	20.84%

Net portfolio yield	433,454	8.45%	419,973	6.15%
Annual interest expense and servicing fees	187,461	3.81%	247,996	3.82%

Net excess spread	$245,993	4.64%	$171,977	2.33%

1) Includes cash flows from finance charges, late, overlimit and cash advance fees, bad debt recoveries, interchange income and debt waiver fees, less finance charge and fee charge-offs.

     The following table shows the principal receivables and delinquent principal receivables in the Metris Master Trust:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2004	2003	2003
Principal receivables	$6,304,711	$7,489,568	$8,297,543
2-cycle plus delinquent principal receivables	514,011	698,574	767,224
Principal delinquency ratio	8.2%	9.3%	9.3%

     The cash restricted from release to us is limited to the amount of excess spread generated in the Metris Master Trust on a cash basis. During periods of lower excess spreads, the required amount of excess spread to be restricted in the Metris Master Trust may not be achieved. During those periods, all excess spread normally released to MRI will be restricted from release. Once the maximum required amount of cash is restricted from release or excess spreads improve, cash can again be released from the spread accounts. Based on the performance of our Metris Master Trust, the amount of cash required to be restricted was $152 million at September 30, 2004 and $294 million at December 31, 2003. As of September 30, 2004, $94.4 million had been restricted from release in the Metris Master Trust due to performance, $13.2 million had been restricted from release due to corporate debt ratings, and $44.7 million was restricted from release for non-performance based reserves. As of December 31, 2003, $255.4 million had been restricted from release in the Metris Master Trust due to performance, $21.4 million had been restricted from release due to corporate debt ratings, and $16.9 million was restricted from release for non-performance based reserves. In addition, $12.2 million was restricted from release for defeasance of series 2001-1. The $161.0 million decrease in cash restricted from release due to performance is due primarily to the improving excess spreads in the Metris Master Trust. The $8.2 million decrease in cash restricted for corporate debt ratings resulted from the defeasance of series 1999-1 during the first quarter of 2004. On October 20, 2004 approximately $60.0 million in cash previously restricted was released to us as a result of improved performance in the Metris Master Trust.

     The Company’s 1998 through 2002 federal income tax returns are under examination by the Internal Revenue Service (“IRS”). Both the Company and the IRS have proposed adjustments involving the tax treatment of certain credit card fees as original issue discount (“OID”). These fees include late, overlimit, interchange, cash advance and annual fees. Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees create OID that should be deferred and amortized over the remaining life of the underlying credit card loans for tax purposes. As of September 30, 2004 and December 31, 2003, the Company had deferred cumulative federal income tax related to this issue of approximately $139 million and $179 million, respectively. The decrease is primarily attributable to the decrease in managed receivables. Our treatment of these fees is consistent with that of many other United States credit card issuers. Furthermore, we believe our treatment of these fees is appropriate based on relevant technical authority and specific guidance issued by the IRS regarding late fees. However, the timing and amount of any final resolution remain uncertain. We continue to work with the IRS to resolve this matter and do not expect to pay any incremental tax related to this issue in the next twelve months nor do we expect the resolution of this matter to have a material adverse effect on future earnings.

     Our senior unsecured debt is rated by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Rating Services (“S&P”) and Fitch, Inc. (“Fitch”). Factors affecting the various ratings include the overall health of the global/national economy, specific economic conditions impacting the subprime consumer finance industry, and the overall financial performance of the Company, including earnings, credit losses, delinquencies, excess spreads in the Metris Master Trust, and our overall liquidity. Certain of our term asset-backed securitizations allow for the release of restricted cash if our corporate debt ratings go above certain levels. The table below illustrates the current debt ratings of MCI:

Standard
	Moody's	& Poor's	Fitch
Metris Companies Inc.
Senior unsecured debt:
Rating	Caa2	CCC	B-
Outlook	Positive	Stable	Stable

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

     Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. At September 30, 2004 and December 31, 2003, Direct Merchants Bank’s Tier 1 risk-based capital ratio, risk-based total capital ratio, and Tier 1 leverage ratio exceeded the minimum required capital levels, as illustrated in the table below.

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

     Additional information about Direct Merchants Bank’s actual capital amounts and ratios are presented in the following table:

			To Be
			Adequately		To Be Well
	Actual		Capitalized		Capitalized
As of September 30, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$249,776	140.3%	$14,245	8.0%	$17,806	10.0%
Tier 1 Capital (to risk-weighted assets)	247,418	139.0%	7,122	4.0%	10,684	6.0%
Tier 1 Capital (to average assets)	247,418	69.8%	14,175	4.0%	17,719	5.0%

			To Be
			Adequately		To Be Well
	Actual		Capitalized		Capitalized
As of December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$240,868	140.0%	$13,760	8.0%	$17,200	10.0%
Tier 1 Capital (to risk-weighted assets)	238,328	138.6%	6,880	4.0%	10,320	6.0%
Tier 1 Capital (to average assets)	238,328	70.2%	13,589	4.0%	16,987	5.0%

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

     Direct Merchants Bank has also entered into a Liquidity Reserve Deposit Agreement under which the Bank has established restricted deposits with third-party depository banks for the purpose of supporting Direct Merchants Bank’s funding needs. These deposits are invested in short-term liquid investments and are classified on the consolidated balance sheets as the “Liquidity reserve deposit.” As of September 30, 2004, the balance of the liquidity reserve deposit was $79.7 million.

     Finally, the Company’s Modified Operating Agreement with the OCC requires, among other things, that:

•	The Bank must maintain minimum capital at the dollar amount reported on its September 30, 2003 Call Report ($213 million), unless otherwise approved by the OCC. The Bank may continue to pay dividends in accordance with applicable statutory and regulatory requirements provided capital remains at the required level.

•	The Bank must maintain liquid assets at the greater of $35 million or 100% of the average highest daily funding requirement for managed receivables ($32.9 million at September 30, 2004).

•	The Bank must comply with the terms of the Liquidity Reserve Deposit Agreement and the CALMA.

•	MCI must comply with the terms of the CALMA.

     The Company believes it is currently in compliance with all of the terms of the Modified Operating Agreement. If the OCC were to conclude that the Bank failed to adhere to any provisions of the Modified Operating Agreement, the OCC could pursue various enforcement options. If any of these options were to be pursued by the OCC, it could have a material adverse effect on our operations or capital position.

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

Table 7: Managed Loan Portfolio
(Dollars and accounts in thousands)

		Three Months Ended
	September 30,	December 31,	September 30,
	2004	2003	2003
Account originations:	118	76	117

	September 30,	December 31,	September 30,
	2004	2003	2003
Period-end gross active accounts:
Credit card loans	60	93	111
Receivables held by the Metris Master Trust	2,117	2,389	2,611

Managed	2,177	2,482	2,722

Period-end balances:
Credit card loans	$70,389	$128,615	$110,922
Receivables held in the Metris Master Trust	6,711,075	8,003,216	8,870,955

Managed	$6,781,464	$8,131,831	$8,981,877

	September 30,	% of	December 31,	% of	September 30,	% of
	2004	Total	2003	Total	2003	Total
Loans contractually delinquent:
Credit card loans	8,789	12.5%	20,309	15.8%	16,746	15.1%
Receivables held in the Metris Master Trust	648,418	9.7%	881,766	11.0%	980,930	11.1%

Managed	$657,207	9.7%	$902,075	11.1%	$997,676	11.1%

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2004		2003		2004		2003
Average balances:
Credit card loans	$72,581		$512,710		$93,363		$650,887
Receivables held in the Metris Master Trust	6,892,481		9,417,277		7,311,173		9,903,679

Managed	$6,965,062		$9,929,987		$7,404,536		$10,554,566

Net charge-offs:
Credit card loans	$2,490	13.6%	$66,995	51.8%	$17,735	25.4%	$118,986	24.4%
Receivables held in the Metris Master Trust	253,782	14.6%	505,856	21.3%	888,952	16.3%	1,447,256	19.5%

Managed	$256,272	14.6%	$572,851	22.9%	$906,687	16.4%	$1,566,242	19.8%

     The decrease in the managed delinquency rates as of September 30, 2004 compared to December 31, 2003 and September 30, 2003 reflects various factors, including improved credit quality in the Metris Master Trust, improved collection initiatives and improvements in the macro economy.

     Total managed loans decreased $1.3 billion to $6.8 billion as of September 30, 2004, compared to $8.1 billion as of December 31, 2003. This was primarily due to a reduction in credit lines, tighter underwriting standards and a decrease in gross active accounts. The ending balance per managed gross active account was $3,115 as of September 30, 2004 compared to $3,276 at December 31, 2003 and $3,300 at September 30, 2003. The amount of credit card receivables in debt forbearance programs was $596.7 million or 8.8% of total managed loans as of September 30, 2004, compared with $695.4 million or 8.6% of managed loans as of December 31, 2003. All delinquent receivables in debt forbearance programs are included in Table 7.

     The managed net charge-off ratios were 14.6% and 16.4% for the three- and nine-month periods ended September 30, 2004. This represents improvements of 830 and 340 basis points, respectively over the comparable periods in 2003. These improvements resulted primarily from the improved credit quality in the Metris Master Trust. The higher charge-off ratio in 2003 also resulted from losses associated with asset sales in the third and fourth quarters of 2003.

     We charge-off bankrupt accounts 60 days following formal notification. Charge-offs due to bankruptcies were $94.4 million, representing 26.0% of total managed gross charge-offs for the three months ended September 30, 2004 and $171.9 million, representing 28.6% of total managed gross charge-offs for the three months ended September 30, 2003. Charge-offs due to bankruptcies were $310.0 million, representing 24.3% of total managed gross charge-offs for the nine months ended September 30, 2004 and $539.1 million, representing 32.7% of total managed gross charge-offs for the nine months ended September 30, 2003. In addition to those bankrupt accounts that were charged-off, we had received formal notification of $49.7 million and $80.3 million of managed bankrupt accounts that had not been charged-off as of September 30, 2004 and 2003, respectively.

Table 8: Equity Ratios

	September 30,	December 31,	September 30,
(Dollars in thousands)	2004	2003	2003
Equity to managed assets:
Total equity	945,657	909,193	874,983
Total managed assets	7,042,176	8,098,524	8,793,233

Ratio of equity to managed assets	13.4%	11.2%	10.0%

Common shareholder book value:
Common shareholder equity	$442,435	$438,465	$414,613
Common shares outstanding	58,044	57,807	57,856
Common shareholder book value	$7.62	$7.58	$7.17
Total shareholders’ equity	$945,657	$909,193	$874,983
Preferred securities on a converted basis	45,054	42,616	42,616
Diluted shares outstanding	103,098	100,423	100,472
Total book value	$9.17	$9.05	$8.71

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

     These risks and uncertainties include, but are not limited to, our high liquidity requirement and our need to enter into financing transactions on a regular basis; the risk of reduced funding availability and increased funding costs; the higher delinquency and charge-off rates of our targeted middle-market consumers as compared to higher income consumers; the risk that certain events could result in early amortization (required repayment) of the securities issued by the Metris Master Trust; the risk that the recent improvement in our delinquency and charge-off rates may not continue; the risk that Direct Merchants Bank’s regulators could impose additional restrictions that could negatively impact our operations or financial condition, including further restrictions or limitations relating to Direct Merchants Bank’s minimum capital and credit loss reserves requirements and its ability to pay distributions to us; risks associated with Direct Merchants Bank’s ability to operate in accordance with its regulatory restrictions, including those in its Modified Operating Agreement with the OCC; the risk that we could be required to provide support to Direct Merchants Bank; risks associated with fluctuations in the value of and income earned from our retained interests in securitizations; interest rate risk, including the risk of adverse changes in the interest rates on the funds we borrow and the amounts we loan to our credit card customers; risks associated with the intense competition we face; the effect of laws and regulations that apply to us, or adverse changes in those laws or regulations, including, among others, laws and regulations that limit the fees and charges that we are allowed to impose, regulate our practices for collection and sharing of non-public customer information, govern the sale and terms of products and services we offer and require that we obtain and maintain licenses and qualifications; the risk that we may be adversely affected by litigation involving us, by our ongoing SEC and OCC investigations or by the Internal Revenue Service’s examination of our treatment of certain credit card fees as original issue discount; the effects of our previous restatements of our financial results; the impact of recent decisions in the antitrust litigation involving MasterCard and Visa and other industry-wide risks including, among others, the risk of fraud by cardholders and third parties and the risk of decreased consumer acceptance of credit card products; and general economic conditions that can have a negative impact on the performance of credit card loans and the marketing of our credit protection, insurance and other products.

     These risks are discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2003 in Item 1 of such report under the heading “Risk Factors.” Certain of these and other risks and uncertainties also are discussed herein in “Legal Proceedings” on page 46, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 24-45 hereof, and “Quantitative and Qualitative Disclosures About Market Risk” on page 45 hereof. Other factors may in the future prove to be important in causing actual results to differ materially from those contained in any forward-looking statement. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Our primary assets are “Credit card loans,” and “Retained interests in loans securitized.” Our receivables and receivables held by the Metris Master Trust are virtually all priced at rates indexed to the variable Prime Rate. We fund “Credit card loans” through a combination of cash flows from operations, bank loans, long-term debt and equity issuances. Our securitized loans are held by the Metris Master Trust and bank-sponsored multi-seller commercial paper conduits and investors in term series securities within the Metris Master Trust, which have committed funding primarily indexed to variable commercial paper rates and LIBOR. The long-term debt includes $148.4 million at a fixed interest rate and $300 million indexed to LIBOR. At September 30, 2004 and 2003, none of the securities issued out of the Metris Master Trust and conduit funding of securitized receivables were funded with fixed rate securities.

     In an interest rate environment with rates significantly above current rates, the potential negative impact on earnings of higher interest expense is partially mitigated by fixed rate funding and interest rate cap contracts.

     The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income from an instantaneous and sustained change in interest rates of 200 basis points. In this analysis, interest rates on our floating rate debt are not allowed to decrease below zero percent. Assuming that we take no counteractive measures, as of September 30, 2004, a 200-basis-point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and receivables issued or owned by us or the Metris Master Trust, would result in a decrease in “Income (loss) before income taxes” of approximately $18.2 million relative to a no interest-rate increase base case over the next 12 months, compared to an approximate $14.6 million decrease as of September 30, 2003. A decrease of 200 basis points would result in an increase in “Income (loss) before income taxes” of approximately $58.9 million as of September 30, 2004, compared to an increase of $28.5 million as of September 30, 2003.

     The change in sensitivity for the 200 basis point increase is primarily due to a smaller receivable base offset by a higher percentage of receivables impacted by a rate increase. The change in sensitivity for the 200 basis point decrease is due to a larger decrease from interest expense as well as replacing $225 million of long-term fixed rate debt with $300 million of long-term debt indexed to LIBOR. As LIBOR rates have increased, the impact on interest expense from falling rates has increased since interest expense can fall further before reaching zero percent.

ITEM 4 CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the CEO and CFO, have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. During the quarter ended September 30, 2004, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     Reference is made to Part I, Item 3 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, which summarizes two pending lawsuits involving the Company and certain of its officers and directors, and Part I, Item 1 “Regulatory Investigations,” which summarizes a pending OCC investigation.

     On August 5, 2003, we received notification from the SEC that we are the subject of a formal, nonpublic investigation. We believe that this investigation initially related primarily to our treatment of the “Allowance for loan losses” in 2001 and subsequent years, our 2001 credit line increase program and other related matters. On December 9, 2003, we received notification that the scope of the investigation was expanded to include matters related to our valuation of “Retained interests in loans securitized”. The Company subsequently has received additional SEC subpoenas and requests for information on related and other financial accounting issues, as well as the above matters. The SEC has advised us that this is a fact-finding inquiry and that it has not reached any conclusions related to this matter. We are responding fully to the SEC in its investigation. The SEC has informed us that it is reviewing the information and documents that we have submitted. We anticipate that we will provide additional information and documents to the SEC in the future. The SEC also has interviewed certain of our current and former executive officers and our directors in connection with its investigation. At this time, we cannot predict how long the SEC investigation will last or what the results of the investigation will be. If the SEC determines that we or our officers and directors have violated federal securities laws or the SEC’s rules and regulations, we could be subject to SEC enforcement action, including potential fines and penalties, which could materially adversely affect our results of operations or financial condition. We cannot assure you the resolution of the SEC investigation will not necessitate further amendments or restatements to our previously filed reports. We do not believe, however, that we or our officers or directors have violated any such laws, rules or regulations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of stockholders on September 15, 2004 and the following matters were voted on at that meeting.

(b)	The directors listed below were elected at that meeting.

(1)	The holders of our Common Stock elected seven directors for a one-year term:

Leo R. Breitman	Edward B. Speno
John A. Cleary	Frank D. Trestman
Jerome J. Jenko	David D. Wesselink
Donald J. Sanders

(2)	The holders of our Series C Preferred Stock elected four directors for a one-year term:

C. Hunter Boll	David V. Harkins
Thomas M. Hagerty	Thomas H. Lee

(c)	Matters Voted Upon:

(1)	The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:

					Broker Non-
Director	For	Against	Withheld	Abstentions	Vote
Leo R. Breitman	48,903,757	None	4,478,031	None	None
John A. Cleary	48,209,062	None	5,172,725	None	None
Jerome J. Jenko	48,898,516	None	4,483,271	None	None
Donald J. Sanders	48,904,879	None	4,476,908	None	None
Edward B. Speno	48,200,773	None	5,181,015	None	None
Frank D. Trestman	48,899,822	None	4,481,965	None	None
David D. Wesselink	48,914,805	None	4,466,982	None	None
C. Hunter Boll	43,756,847	None	None	None	None
Thomas M. Hagerty	43,756,847	None	None	None	None
David V. Harkins	43,756,847	None	None	None	None
Thomas H. Lee	43,756,847	None	None	None	None

(2)	The approval of the Metris Companies Inc. Annual Incentive Bonus Plan for Designated Corporate Officers:

				Broker Non-
For	Against	Withheld	Abstentions	Vote
68,932,903	5,143,768	None	1,436,164	None

(3)	Ratification of the selection of KPMG LLP as independent auditor of the Company for the fiscal year ending December 31, 2004:

For	Against	Withheld	Abstentions	Vote
96,799,238	222,474	None	116,922	None

Item 5. Other Information

     None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRIS COMPANIES INC.
(Registrant)

Date: November 09, 2004	By:	/s/ William A. Houlihan

William A. Houlihan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Officer of Registrant)