Form 10-K
period 2004-12-31
METRIS COMPANIES INC
filed 2005-03-11
CIK 1021061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	001-12351
December 31, 2004	Commission file number

Metris Companies Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-1849591
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

     The aggregate market value of the common Stock held by non-affiliates of the Registrant as of June 30, 2004 was approximately $499,229,238 based upon the last sales price of $8.69 on the New York Stock Exchange on that date.

     As of February 28, 2005, 58,164,100 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of Metris Companies Inc. to be held on May 11, 2005, which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2004, are incorporated by reference in Part III.

		Page

PART I
Item 1.	Business	3
Item 2.	Properties	27
Item 3.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	28

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities	28
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	100
Item 9A.	Controls and Procedures	100
Item 9B.	Other Information	100

PART III
Item 10.	Directors and Executive Officers of the Registrant	100
Item 11.	Executive Compensation	101
Item 12.	Security Ownership of Certain Beneficial Owners and Management	101
Item 13.	Certain Relationships and Related Transactions	101
Item 14.	Principal Accountant Fees and Services	101

PART IV
Item 15.	Exhibits and Financial Statement Schedules	101

Signatures		102
Exhibit Index		108
Change of Control Severance Agreement - David D. Wesselink
Change of Control Severance Agreement - Matthew S. Melius
Amendment No. 1 to Change of Control Agreement - Matthew S. Melius
Change of Control Severance Agreement - Richard G. Evans
Change of Control Severance Agreement - William A. Houlihan
Amendment No. 1 to Change of Control Agreement - William A. Houlihan
Change of Control Severance Agreement - Dan N. Piteleski
Change of Control Severance Agreement - Mark P. Wagener
Form of Change of Control Severance Agreement
First Amendment to the Senior Secured Credit Agreement
Second Amendment to the Senior Secured Credit Agreement
Form of Restricted Stock Unit Agreement
Supplemental Executive Retirment Master Plan Document
Computation of Ratio of Earnings to Fixed Charges
Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends
Subsidiaries of MCI
Consent of Independent Registered Public Accounting Firm
Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of Principal Executive Officer Pursuant to Section 1350
Certification of Principal Financial Officer Pursuant to Section 1350

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements include, without limitation: expressions of the “belief,” “anticipation,” “intent,” or “expectations” of management; statements and information as to our strategies and objectives; statements as to industry trends or future results of operations of the Company and its subsidiaries; and other statements that are not historical fact. Forward-looking statements may be identified by the use of terminology such as “may,” “will,” “believes,” “does not believe,” “no reason to believe,” “expects,” “plans,” “intends,” “estimates,” “anticipated” or “anticipates” and similar expressions, as they relate to the Company or our management. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

      These risks and uncertainties include, but are not limited to, risks associated with Direct Merchants Bank’s ability to comply with its agreements with regulators regarding the safety and soundness of its operations; the effect of government policy and regulation, whether of general applicability or specific to us, including restrictions and/or limitations relating to our minimum capital requirements, reserving methodologies, dividend policies and payments, growth, and/or underwriting criteria; the effects of litigation involving us and of the previously announced SEC investigation; the higher delinquency rate, credit loss rate, charge-off rate and bankruptcy rate of our target market of middle-market consumers; our high liquidity requirement; interest rate risks; competition; dependence on the securitization markets and other funding sources to fund our business, including the refinancing of existing indebtedness; the effect of the restatement of our financial statements discussed herein; the effect of changes in the credit card market as the result of recent judicial decisions with respect to MasterCard and Visa; and general economic conditions that can have a negative impact on our financial performance.

      These and other risks and uncertainties are described under the heading “Risk Factors” in pages 21-27 of this Report, and are also discussed in other parts of this Report, including Legal Proceedings (pages 27-28), Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 30-56) and Quantitative and Qualitative Disclosures About Market Risk (page 56). Although we have attempted to list comprehensively the major risks and uncertainties, other factors may in the future prove to be important in causing actual results to differ materially from those contained in any forward-looking statement. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof, and are reminded that they are not guarantees of our future performance. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

      Metris Companies Inc. (“MCI”) was incorporated in Delaware on August 20, 1996, and completed an initial public offering in October 1996. We are listed on the New York Stock Exchange under the symbol MXT. MCI’s principal subsidiaries are Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank” or “Bank”), Metris Direct, Inc. and Metris Receivables, Inc. (“MRI”). MCI and its subsidiaries are referred to in this report as “we,” “us,” “our,” and the “Company.”

      Our consumer lending products are primarily unsecured credit cards, including Direct Merchants Bank MasterCard® and Visa® credit cards. We also offer agent bank and co-branded credit cards through partnerships with other companies. Our credit cards generate consumer loans through Direct Merchants Bank. We also sell other consumer lending related products and services, such as credit protection products. We utilize our various legal entities as follows:

•	Direct Merchants Bank owns all credit card accounts and sells receivables on accounts assigned to the Metris Master Trust on a daily basis to MCI.

•	MCI sells receivables daily to MRI, one of our special purpose entity subsidiaries, which then sells them to our off balance sheet entity, the Metris Master Trust.

•	The Metris Master Trust owns the receivables and finances them with borrowings under our conduit and asset-backed term securitizations.

      As of December 31, 2004, the Metris Master Trust had $6.5 billion in receivables and $5.3 billion of asset-backed securitization and conduit borrowings outstanding. MRI owns the “Retained interests in loans securitized” and “Other receivables due from securitizations, net” which totaled $852.2 million as of December 31, 2004. As of December 31, 2004, MCI had a $1.3 billion investment in subsidiaries, external “Debt” of $373.6 million, “Convertible preferred stock” of $514.5 million and “Total stockholders’ equity” of $947.3 million. The assets of Direct Merchants Bank were $336.2 million as of December 31, 2004, including $54.6 million in net credit card loans.

      Direct Merchants Bank engages only in credit card operations. It does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others; it does not accept any savings or time deposits of less than $100,000, except for deposits pledged as collateral for extensions of credit; it maintains only one office that accepts deposits; and it does not engage in the business of making commercial loans. Therefore, it does not fall under the Bank Holding Company Act of 1956 (“BHCA”) as amended.

      We generate income from our consumer lending products through:

•	excess spread (defined as portfolio yield collections, less principal charge-offs, financing costs and servicing costs) on credit card loans sold to the Metris Master Trust;

•	servicing fees on securitized receivables;

•	interest and other finance charges assessed on outstanding credit card loans that we own;

•	interchange fees and credit card fees (including annual, cash advance, returned-check, credit protection products, overlimit and late fees) on outstanding credit card loans that we own; and

•	commissions from third parties for marketing their products to our cardholders.

      The primary expenses of our business are:

•	the costs of funding the loans;

•	provisions for loan losses; and

•	operating expenses, including employee compensation, account solicitation, marketing, and data processing expenses.

      Profitability is affected by a number of factors, including:

•	credit quality (delinquencies, bankruptcies and charge-offs);

•	payment rates;

•	yield earned on loans;

•	cost of funds and related financing transaction costs;

•	cash restricted from release from the Metris Master Trust;

•	response and approval rates to our solicitation efforts;

•	the size of our managed (owned and securitized) loan portfolios;

•	credit card usage;

•	credit card cancellations;

•	fraud losses;

•	cardholder servicing expenses; and

•	operating expenses.

      In 2004, we had net income of $33.7 million, compared to a net loss of $147.7 million in 2003, and a net loss of $1.6 million in 2002. Over the past two years, we have focused on strengthening the long-term operations of our business. During this time period we have emphasized tighter underwriting on new account originations, stricter credit line management on existing and new credit card accounts, better pricing on offerings and improved collections infrastructure. We have begun to see improved operating results as evidenced by improvements in default rates, delinquencies and payment rates of our credit card accounts in 2004. These improved operating results and our stronger liquidity position are enabling us to focus on growing our business again. We steadily increased our new account originations throughout 2004. We are comfortable with increasing our new account originations, in part, due to the continued strong results we are experiencing in our 2003 and 2004 vintages. This new account growth will remain focused on our traditional target market, the middle-market consumer. We will continue to leverage our account origination strategies, increase our efforts to penetrate the Hispanic customer segment, increase our partnership and third-party marketing efforts, and test additional products, channels and incremental prospects.

Business Strategy and Marketing

          Products

      Our credit card products are primarily unsecured consumer credit cards, including the Direct Merchants Bank MasterCard® and Visa® credit cards. We also offer agent bank and co-branded credit cards through partnerships with other companies. At December 31, 2004, we had approximately 2.2 million gross active accounts with approximately $6.6 billion in managed credit card receivables. As of December 31, 2004, MCI was the 11th largest bankcard issuer in the United States based on total managed receivables, according to the Nilson Report.

      When we refer to “managed” loans or other “managed” data, we are using information that includes the loan balances, delinquencies and credit losses related to securitized loans, and related finance charge and fee income, even though those balances, delinquencies, losses, charges and income are not on our financial statements as a result of the way in which we treat securitizations under accounting principles generally accepted in the United States of America (“GAAP”). Although securitized loans have been removed from our balance sheet, we retain interests in them that affect our financial performance.

Therefore, we use managed financial information, which is not in compliance with GAAP, to supplement our GAAP information in analyzing our business. For more information regarding managed financial information, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Managed Financial Information.

      In addition to consumer credit cards, we sell credit protection products through Direct Merchants Bank and insurance products through a third party provider. These products are sold to Direct Merchants Bank credit cardholders. Our Account Protection PlusSM and Account Benefit PlanSM are sold exclusively to Direct Merchants Bank credit cardholders. These products include the following:

Account Protection PlusSM

      For a customer who has purchased this product, Direct Merchants Bank will waive the balance of the customer’s credit card account in the event of the cardholder’s death. The product further protects the credit card account in the event of involuntary unemployment, disability or the need to take an employer approved leave-of-absence. In these situations, the customer’s credit card account is “frozen” with no payments due or interest accruing up to the maximum period of time permissible for each event.

Account Benefit PlanSM

      For a customer who has purchased this product, Direct Merchants Bank will waive the balance of the customer’s credit card account in the event of the cardholder’s death.

Credit Life Insurance

      This product offers our credit cardholders traditional credit life insurance benefits that will pay the balance of the Direct Merchants Bank credit card account in the event of the cardholder’s death. Additional coverage may be available on a state-by-state basis that will pay the minimum payment due on the covered credit card account in the event of unemployment or disability. The insurance benefits are offered by insurance companies that re-insure those policies with ICOM Limited, our Bermuda captive insurance subsidiary.

     Other Insurance Products

      We cooperate with a variety of insurance companies to sell their regulated products to Direct Merchants Bank credit card customers. Our arrangements with these insurance companies generally follow one of two formats:

•	The insurance company pays us a fee for access to a select list of Direct Merchants Bank cardholders. We provide support during the solicitation and billing process.

•	Our licensed insurance agency subsidiary, MES Insurance Agency, LLC, manages the solicitation of customers for the third-party insurance products and may pay the expenses of that solicitation in exchange for a commission.

      With lower-risk products, ICOM Limited may reinsure all or a portion of the risk of the third-party insurance policies that are sold. In that situation, ICOM Limited bears the administrative costs of servicing the policies.

      Finally, we also have relationships with a variety of third-party partners that sell their products to Direct Merchants Bank customers. These relationships have various structures. In general, the partner pays us a fee to solicit a select list of cardholders and the opportunity to leverage Direct Merchants Bank’s name during the solicitation and billing processes, both of which we support.

Target Market

      We primarily target middle-market, creditworthy customers who are generally underserved and undermarketed by many large, prime and super-prime oriented credit card issuers. We originate new loans by selectively recruiting higher quality customers from the most attractive parts of each market segment. We believe we can leverage distinctive competencies in marketing, underwriting, and servicing to better meet our customers’ needs and be competitive in these market segments in our target group. We focus on a mix of subprime and prime customers with a primary target FICO score ranging between 600 and 700. Our cardholders have reported an average household income of $45,000 and approximately 60% own their own home.

     Pricing

      Through risk-based pricing, we price credit card offers based on a prospect’s risk profile. We evaluate a prospect to determine credit needs, credit risk and existing credit availability, and then develop a customized offer that includes product, brand, pricing and credit line. We have numerous pricing structures for our credit card products. We continually test different pricing offers to prospects. The Company pursues strategies to ensure that the pricing offered to prospects is competitive in order to reduce adverse selection. For further information on portfolio yield please refer to Off Balance Sheet Arrangements on pages 43-45 of this Report.

      Each cardholder is subject to an agreement governing the terms and conditions of his or her credit card account (“cardholder agreement”). Pursuant to the cardholder agreement, we reserve the right to change or terminate certain terms, conditions, services and features of the account (including periodic finance charges, late fees, returned-check charges and any other charges, and the minimum payment), subject to the conditions set forth in the cardholder agreement.

      We generally assess periodic finance charges on an account if the cardholder has not paid the balance in full from the previous billing cycle. We base these finance charges on the average daily balance outstanding on the account during the monthly billing cycle.

      We do not impose a finance charge on purchases if the cardholder pays the entire balance on the account by the due date. If we are not paid in full prior to the due date, which is generally 20 to 25 days after the statement cycle date and applicable grace period, we impose finance charges on all purchases from the date the transaction posted to the cardholder’s account to the statement cycle date. We also impose finance charges on each cash advance from the day we make the advance until the cardholder pays the advance in full.

      We assess an annual fee on some credit card accounts. We may waive the annual fee, or a portion thereof, depending on the credit terms offered, which we determine based on the prospect’s risk profile prior to solicitation, or when we determine a waiver to be appropriate considering the account’s overall profitability. In addition to the annual fee, we charge other fees, including:

•	a late fee with respect to any unpaid monthly balance if we do not receive the required minimum monthly payment by the due date and the account is less than or equal to 120 days contractually past due;

•	a cash advance fee for most cash advances;

•	a fee with respect to each check submitted by a cardholder in payment of an account that the cardholder’s bank does not honor; and

•	an overlimit charge consistent with the cardholder agreement if, at any time during the billing cycle, the total amount owed exceeds the cardholder’s credit limit and the account is less than or equal to 120 days contractually past due.

      Late, overlimit and cash advance fees, represented approximately 16% of total billed fees and finance charges in 2004.

      Our customers and prospects are generally credit users. Over 90% of our existing customers carry a balance each month, generating finance charge billings. On average, our customers utilize approximately 50% of the credit lines assigned to them.

Age of Portfolio

      As of December 31, 2004, we had $68.2 million of owned credit card loans held primarily by Direct Merchants Bank, and $6.5 billion of credit card loans held in the Metris Master Trust, for a total of $6.6 billion in managed credit card loans. Currently, we assign all new eligible accounts to the Metris Master Trust shortly after the time of origination.

      The following tables set forth, as of December 31, 2004 and 2003, the number of managed credit card accounts and the amount of outstanding loans based on the age of the accounts. Accounts in acquired portfolios are presented based on when the account was originated by the previous credit card issuer.

	Number of			Percentage of
	Active	Percentage	Loans	Loans
Age Since Origination	Accounts	of Accounts	Outstanding	Outstanding

	(Dollars in thousands)
2004
0-5 months	207,723	9.5%	$240,077	3.7%
6-12 months	125,940	5.8%	212,655	3.2%
13-24 months	202,347	9.3%	420,166	6.4%
25-36 months	241,133	11.1%	672,955	10.2%
37-48 months	283,819	13.0%	863,216	13.1%
49-60 months	298,792	13.7%	845,716	12.9%
61-72 months	177,156	8.1%	658,963	10.0%
73-84 months	156,450	7.2%	700,687	10.7%
84+ months	483,810	22.3%	1,965,785	29.8%

Total	2,177,170	100.0%	$6,580,220	100.0%

2003
0-5 months	141,952	5.7%	$202,144	2.5%
6-12 months	111,208	4.5%	210,728	2.6%
13-24 months	325,546	13.1%	851,758	10.5%
25-36 months	389,651	15.7%	1,151,872	14.2%
37-48 months	430,712	17.3%	1,205,802	14.8%
49-60 months	242,135	9.8%	916,561	11.3%
61-72 Months	208,704	8.4%	971,615	11.9%
73-84 months	153,404	6.2%	707,002	8.7%
84+ months	478,469	19.3%	1,914,349	23.5%

Total	2,481,781	100.0%	$8,131,831	100.0%

      As of December 31, 2004, the percentage of accounts and percentage of outstanding balances greater than two years since origination were 75.4% and 86.7%, respectively on a managed basis, compared to 76.7% and 84.4% as of December 31, 2003.

Credit Process

      We use internally and externally developed models to supplement our evaluation of consumers. These models help segment prospects into unique credit groups within each FICO score range, allowing us to better evaluate individual credit risk and to tailor our product and pricing accordingly.

      We believe that our proprietary models give us a competitive advantage in evaluating the credit risk of middle-market consumers. We monitor the performance of the proprietary models and continually re-evaluate the effectiveness of these models in segmenting credit risk, which results in further refinements in our targeting and selection strategy. By monitoring each vintage pool we are able to optimize the use of our models to determine the best product and pricing for each segment and to further identify other segments from which the company can suppress in future mailings. Over time, we believe we will capture additional information on the behaviors of customers, which will allow us to increase the effectiveness of our proprietary prospect models.

      We process applications based on policies approved by the Bank’s credit policy committee. Upon receipt of an application for credit, we pull updated credit bureau reports, perform fraud screening, verify name and address changes and attempt to obtain information that may be missing. We then make a credit decision and approve, decline, or begin exception processing.

      When we approve a credit application, we use automated decisioning to determine credit worthiness and proprietary strategies to establish initial credit lines based upon the individual’s credit profile.

Portfolio Management

      After credit card accounts are opened, we regularly monitor customers’ internal and external credit performance and re-calculate credit risk, profitability and attrition scores.

      We manage credit lines based on the results of a behavioral scoring analysis, and in accordance with credit policies established by the Bank’s credit policy committee. These analytical models automatically and regularly assign credit line increases and decreases to individual customers, as well as determine the systematic collection steps to be taken while a credit card account is in delinquency. We use these models to manage the authorization of each transaction, as well as the collections strategies used for non-delinquent accounts with balances above their assigned credit lines. We may, at any time and without prior notice to a cardholder, prevent or restrict further credit card use by the cardholder, usually as a result of poor payment performance or our concern over the creditworthiness of the cardholder.

      Over the past three years we have taken steps to lower the credit lines of our existing cardholders. We have actively lowered customer credit lines by eliminating open-to-buy on higher-risk segments, closing and purging inactive accounts and reducing the number of customers eligible for credit line increases. This has limited customer spending and reduced our severity of credit loss. The average outstanding cardholder balance in our managed portfolio was approximately $3,000 and $3,300 as of December 31, 2004 and 2003, respectively. In addition to the actions we have taken to manage the credit lines of our existing account relationships, we have lowered the initial credit lines assigned to our new cardholders. Beginning in 2003, the majority of our new cardholders receive initial credit lines that were significantly lower than similar offers received in 2001 and 2002.

      The following tables set forth information with respect to credit limit and account balance ranges of our managed loan portfolio as of December 31, 2004 and 2003.

	Number of		Percentage
	Active	Loans	of Loans		Percentage
Credit Limit Range	Accounts	Outstanding	Outstanding	Open to Buy	Utilized

	(Dollars in thousands)
2004
$1,000 or less	240,101	$139,294	2.1%	$79,195	63.3%
$1,001-$2,000	229,526	271,511	4.1%	175,005	60.4%
$2,001-$3,500	359,545	677,541	10.3%	532,706	55.6%
$3,501-$5,000	363,008	951,810	14.5%	892,109	51.2%
$5,001-$10,000	710,127	2,863,436	43.5%	3,039,026	48.2%
Over $10,000	274,863	1,676,628	25.5%	1,962,502	45.7%

Total	2,177,170	$6,580,220	100.0%	$6,680,543	49.3%

2003
$1,000 or Less	226,062	$155,407	1.9%	$52,512	74.2%
$1,001-$2,000	234,626	307,815	3.8%	139,211	68.3%
$2,001-$3,500	365,072	729,675	9.0%	494,401	59.2%
$3,501-$5,000	415,609	1,096,342	13.5%	1,050,366	50.7%
$5,001-$10,000	885,162	3,609,807	44.3%	3,784,545	48.5%
Over $10,000	355,250	2,232,785	27.5%	2,454,652	47.3%

Total	2,481,781	$8,131,831	100.0%	$7,975,687	50.1%

	Number of		Percentage
	Active	Loans	of Loans		Percentage
Account Balance Range	Accounts	Outstanding	Outstanding	Open to Buy	Utilized

	(Dollars in thousands)
2004
Credit balance	41,840	$(3,564)	—	$167,098	(2.2)%
No balance	108,592	—	—	2,336,398	—
$1,000 or Less	602,132	259,661	3.9%	1,979,106	11.5%
$1,001-$2,000	332,337	495,275	7.5%	686,467	41.6%
$2,001-$3,500	364,979	994,907	15.2%	619,399	61.2%
$3,501-$5,000	258,055	1,098,549	16.7%	383,909	73.6%
$5,001-$10,000	380,685	2,687,435	40.8%	461,510	84.7%
Over $10,000	88,550	1,047,957	15.9%	46,656	95.0%

Total	2,177,170	$6,580,220	100.0%	$6,680,543	49.3%

2003
Credit balance	43,630	$(3,635)	—	$196,351	(1.9)%
No balance	128,112	—	—	2,670,706	—
$1,000 or Less	617,805	263,716	3.2%	2,324,414	10.1%
$1,001-$2,000	359,497	537,162	6.6%	855,609	38.3%
$2,001-$3,500	413,268	1,134,138	14.0%	793,850	58.4%
$3,501-$5,000	309,213	1,317,303	16.2%	483,970	72.6%
$5,001-$10,000	489,724	3,457,882	42.5%	589,313	84.8%
Over $10,000	120,532	1,425,265	17.5%	61,474	95.1%

Total	2,481,781	$8,131,831	100.0%	$7,975,687	50.1%

      As of December 31, 2004, on a managed basis, 25.5% of the outstanding receivable balances relate to cardholders with credit limits in excess of $10,000, compared to 27.5% as of December 31, 2003. On a managed basis, 69.0% of the receivable balance was outstanding to cardholders with credit limits in excess of $5,000 as of December 31, 2004, compared to 71.8% as of December 31, 2003. The decline in the percentage of accounts with credit limits above $5,000 and $10,000 is a result of higher balance, lower credit quality accounts charging off and these accounts being replaced with new accounts that have lower initial credit lines.

      The Federal Financial Institutions Examination Council (“FFIEC”) has issued guidelines to further segregate a credit card issuer’s loan portfolio between subprime loans and prime loans. The banking regulators deem subprime loans to have higher credit risk and therefore require higher levels of capital and allowance for loan losses. The amount of subprime receivables (defined as loans to consumers who have a FICO credit score of 660 or less) in our portfolio was $4.0 billion or 60.7% of the managed credit card portfolio as of December 31, 2004, compared to $4.9 billion or 61.2% of the managed credit card portfolio as of December 31, 2003.

Servicing, Billing and Payment

      We have established a relationship with First Data Resources, Inc. (“FDR”) for cardholder processing services. FDR is a subsidiary of First Data Corporation, a provider of information processing and related services, including cardholder processing (services for financial institutions that issue credit cards to consumers) and merchant processing (services for financial institutions that make arrangements with merchants for the acceptance of credit cards as methods of payment).

      FDR provides the following services to us:

•	data processing;

•	credit card reissuance;

•	issuance of monthly statements to our credit cardholders;

•	interbank settlements; and

•	point-of-sale authorization referrals.

      We handle the following functions internally:

•	applications processing; and

•	back office support for mail inquiries and most fraud management.

      We handle inbound customer service telephone calls for our customer base. In addition, we process a portion of our customer payments, including all payments with exceptions. All other payments are processed by Remitco LLC. Prior to October 18, 2004, all other payments were processed by Household Credit Services.

      FDR sends monthly billing statements to Direct Merchants Bank cardholders on our behalf. When we establish an account, we assign a billing cycle to that account. Each cycle has a separate monthly billing date based on the business day of the calendar month on which the cycle begins. Each month we send a statement to all cardholders whose accounts have an outstanding balance greater than $1. Non charged-off account cardholders must make a minimum monthly payment, generally the greater of:

•	$15;

•	2.5% of the outstanding balance;

•	the finance charge; or

•	the balance of the account if the balance is less than $15;

      plus, in each case, any past-due amount.

      Most merchant transactions by cardholders are authorized online. All authorizations are handled through FDR’s adaptive control and fraud detection systems.

      To monitor accounts and authorizations for potential fraudulent activity, we utilize a fraud detection system. This product scores authorizations based on a calculated fraud risk. Accounts suspected as fraud via the scoring model or rules-based queues are reviewed and may be blocked if activity cannot be verified with the cardholder. This process targets typical credit card fraud types, including lost and/ or stolen cards, non-receipt of cards, fraudulent applications, counterfeit card, account takeover, cardholder not present, and check kiting fraud.

Delinquency, Collections and Charge-offs

      We consider an account delinquent if we do not receive the minimum payment by the payment due date. Past due accounts are re-aged to current status only after we receive at least three minimum payments or the equivalent cumulative amount. Accounts can only be re-aged to current status once every 12 months and two times every five years. Accounts entering long-term fixed payment forbearance programs may receive a re-age upon entering the debt management program (“workout re-age”). Workout re-ages can only occur after receipt of at least three consecutive minimum monthly payments, or the equivalent cumulative amount as defined by the debt management program. Workout re-ages can only occur once in five years.

      We handle substantially all collections internally, and we determine the appropriate collection action to take by using FDR’s adaptive control system, which continually monitors all delinquent accounts. We close accounts that become 60 days contractually delinquent. We charge-off and take accounts as a loss either:

•	within 60 days of formal notification of bankruptcy filing;

•	at the end of the month during which most unsecured accounts become contractually 180 days past due;

•	at the end of the month during which unsecured accounts that have entered into a debt management or other similar program become contractually 120 days past due;

•	at the end of the month during which secured accounts become contractually 120 days past due;

•	no later than 90 days from discovery of fraud losses; or

•	within 120 days of notification of the death of a cardholder.

      We enter into forward-flow agreements with third parties for the sale of receivables on a majority of our charged-off accounts. When appropriate, we place accounts with external collection agencies or attorneys.

      As part of our overall portfolio management, we may periodically sell portfolios of delinquent credit card accounts. These transactions have a direct effect on our charge-off dollars and rates as any reduction in the loan’s value is reflected as a charge-off.

      In early 2003 we replaced a substantial portion of the collections management team, updated the technology used in our collections operations and initiated new training programs for all levels of collections personnel. We also implemented a new collections program that incorporates specific requirements for staffing, dialer strategies, and a new collections call model. In addition, reporting and performance standards were enhanced to ensure that management is held accountable for future performance. We believe these actions have contributed to the reduction in our default rates.

Funding and Liquidity

      We securitize consumer loans in order to fund our business. Our securitizations involve selling pools of both current and future receivable balances on credit card accounts. We retain the rights to service these receivables, and collect a fee for doing so. Our securitizations are treated either as sales or collateralized borrowing agreements in accordance with GAAP. The securitized receivables in transactions that are accounted for as sales are removed from our balance sheet, although we generally hold retained interests in the receivables following the sale, as described below. We primarily securitize receivables by selling the receivables to the Metris Master Trust, which in turn issues asset-backed securities in public or private transactions or multi-seller commercial paper conduits.

      The Metris Master Trust was formed in May 1995 pursuant to a pooling and servicing agreement, as amended. MRI, one of our special purpose entity subsidiaries, transfers receivables in designated accounts to the Metris Master Trust. The Metris Master Trust may, and does from time to time, issue securities that represent undivided interests in the receivables in the Metris Master Trust. These securities are issued by series, and each series typically has multiple classes. Each series, or class within a series, may have different terms. The different classes of an individual series are structured to obtain specific debt ratings. As of December 31, 2004, 12 series of publicly and privately issued securities were outstanding. MRI currently retains the most subordinated class of securities in each series, and all other classes are issued to nonaffiliated third parties. These securities are interests in the Metris Master Trust only and are not obligations of MRI, MCI, Direct Merchants Bank or any other subsidiary of the Company. The interest in the Metris Master Trust not represented by any series of securities issued by the Metris Master Trust also belongs to MRI and is known as the transferor’s interest.

      Generally each series involves an initial reinvestment period, referred to as the “revolving period,” in which principal payments on receivables allocated to that series are returned to MRI and reinvested in new principal receivables arising in the accounts. After the revolving period ends, principal payments allocated to the series are then accumulated and used to repay the investors. This period is referred to as the “accumulation period,” and is followed by a “controlled amortization period,” wherein investors are repaid their invested amount. Currently the Metris Master Trust does not have any series in an accumulation period or controlled amortization period. The scheduled accumulation and amortization periods are set forth in the securitization agreements governing each series. However, all series set forth certain events by which amortization can be accelerated, referred to as “early amortization.” Reasons an early amortization could occur include:

•	the one- or three-month average of portfolio yield collections, less principal charge-offs, financing costs and servicing costs (“excess spread”) droping below levels below 1.0%;

•	the existence of negative excess transferor’s interest within the Metris Master Trust; or

•	the failure to obtain funding prior to an accumulation period for a maturing term asset-backed securitization.

      New receivables in designated accounts cannot be funded using principal payments allocated to a series that is in early amortization. We currently do not have, nor have we ever had, any series that is, or was, in early amortization.

      In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Metris Master Trust. This restricted cash provides additional security to the investors in the securities issued by the Metris Master Trust. The triggers are usually related to the performance of the Metris Master Trust, specifically the average of excess spread over a one- to three-month period.

      On a monthly basis, each series is allocated its share of finance charge collections, which are used to pay investors interest on their securities, pay their share of servicing fees and reimburse investors for their share of losses due to charge-offs. Amounts remaining may be deposited in cash accounts of the Metris Master Trust as additional protection for future losses. Once each of these obligations is fully met, remaining finance charge and fee collections, if any, are returned to us.

      We ensure flexibility in our current funding program by maintaining bank-sponsored commercial paper conduits within the Metris Master Trust. These conduits purchase an interest in receivables arising in designated accounts. These transactions also feature a revolving period in which principal payments on receivables allocated to the conduits are returned to us and reinvested in new receivables. These agreements also have early amortization triggers. Finance charge and fee collections are used to pay certain obligations, including interest on the principal amount of the conduit’s investment in the applicable receivables, servicing fees and recouping charge-offs. After such allocation, remaining finance charge and fee collections, if any, are returned to us.

      Additional information regarding asset securitization is set forth under Liquidity, Funding, and Capital Resources on pages 45-49 of this Report.

Competition

      As a marketer of consumer lending products, we compete with numerous providers of financial services. We compete with national, regional and local bankcard issuers, as well as other general-purpose credit and debit card issuers. In general, we believe customers are attracted to credit card products largely on the basis of price, credit limit and other product features; as a result, customer loyalty is often limited. However, we believe that our strategy of focusing on the middle-market sector, supported by our use of a proprietary prospect database, proprietary models and custom decision logic, allows us to compete effectively for middle-market consumers.

Geographic Distribution

      We solicit credit card customers on a national basis and, therefore, maintain a geographically diversified portfolio. The following tables show the distribution of managed accounts and amount of managed outstanding loans by state as of December 31, 2004 and 2003.

	Number of			Percentage of
	Active	Percentage	Loans	Loans
State	Accounts	of Accounts	Outstanding	Outstanding

	(Dollars in thousands)
2004
California	283,331	13.0%	$786,678	12.0%
New York	200,859	9.2%	577,375	8.8%
Texas	175,326	8.1%	542,834	8.2%
Florida	166,671	7.6%	479,064	7.3%
Illinois	90,805	4.2%	270,205	4.1%
New Jersey	82,179	3.8%	224,013	3.4%
Ohio	79,194	3.6%	258,531	3.9%
Pennsylvania	76,530	3.5%	234,723	3.6%
Michigan	57,858	2.7%	184,490	2.8%
Georgia	57,095	2.6%	184,795	2.8%
Virginia	54,399	2.5%	169,491	2.6%
All others(1)	852,923	39.2%	2,668,021	40.5%

Total	2,177,170	100.0%	$6,580,220	100.0%

2003
California	348,561	14.0%	$1,037,152	12.8%
New York	228,546	9.2%	703,760	8.7%
Texas	202,996	8.2%	670,671	8.2%
Florida	185,481	7.5%	585,417	7.2%
Illinois	101,535	4.1%	328,168	4.0%
New Jersey	90,470	3.6%	263,383	3.2%
Ohio	88,103	3.6%	315,623	3.9%
Pennsylvania	84,013	3.4%	283,261	3.5%
Michigan	64,418	2.6%	224,117	2.8%
Georgia	63,400	2.6%	225,482	2.8%
Virginia	61,935	2.5%	211,491	2.6%
All others(1)	962,323	38.7%	3,283,306	40.3%

Total	2,481,781	100.0%	$8,131,831	100.0%

(1)	No other state accounts for more than 2.5% of managed loans outstanding.

Regulation

MCI and Direct Merchants Bank

      Direct Merchants Bank is a limited purpose credit card bank chartered as a national banking association. It is a member of the Federal Reserve System. Its deposits are insured by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (“FDIC”), and it is subject to comprehensive regulation and periodic examination by the Office of the Comptroller of the Currency

(“OCC”), its primary regulator. It is also subject to regulation by the FDIC, as a back-up regulator. Direct Merchants Bank is not a “bank” as defined under the BHCA, as amended, because it:

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

      Under current judicial interpretations of federal law, national banks such as Direct Merchants Bank may charge interest at the rate allowed by the laws of the state where the bank is located and may “export” those interest rates on loans to borrowers in other states without regard to the laws of those other states.

      The United States Supreme Court has held that national banks may also impose late payment fees, overlimit fees, annual fees, cash advance fees and membership fees allowed by the laws of the state where the national bank is located on borrowers in other states without regard to the laws of those other states. The Supreme Court based its opinion largely on its deference to a regulation adopted by the OCC that has been interpreted to permit national banks to export interest rates.

      The OCC establishes operating guidelines for national banks, to which Direct Merchants Bank is subject. On January 31, 2001, the OCC, Federal Reserve Board, FDIC and Office of Thrift Supervision jointly issued their “Expanded Guidance for Subprime Lending Programs,” which subjects subprime lending institutions to closer examination scrutiny in order to ensure that their programs have appropriate risk management controls and capital support. Under the expanded guidance, the allowance for loan losses required for subprime loans must be sufficient to absorb at least all estimated credit losses on outstanding balances over the current operating cycle. Each subprime lender is responsible for quantifying the amount of capital needed to offset the additional risk in subprime lending activities and for fully documenting the methodology and analysis supporting the amounts specified. As discussed below, the Bank is required to maintain capital levels in accordance with the Modified Operating Agreement that it and MCI have entered into with the OCC.

      In January 2003, the FFIEC issued guidance with respect to various account management practices for institutions engaged in credit card lending. The guidance provides requirements for certain operational and accounting policies, which are designed to bring consistency in practice between institutions engaged in credit card lending. Beginning in 2003, we began implementing the guidance and believe we are now in compliance with most aspects. In addition, we developed and have been executing against a multi-phased approach to address the receivable amortization aspects of this guidance. We expect to utilize various methods to ensure reasonable receivable amortization of our accounts, including but not limited to: limiting consecutive fee billings; implementing a fee billing cap; reducing customer’s interest rates; and increasing the required minimum payment due. The impact of fully implementing the account management guidance, while not expected to be significant, is unknown at this time.

      The Bank and MCI have entered into a Capital Assurance and Liquidity Maintenance Agreement (“CALMA”). The CALMA requires MCI to make such capital infusions or provide the Bank with financial assistance so as to permit the Bank to meet its liquidity requirements. Direct Merchants Bank has entered into a Liquidity Reserve Deposit Agreement (“LRDA”) under which the Bank has established restricted deposits with third-party depository banks for the purpose of supporting the Bank’s funding needs. These deposits are invested in short-term liquid investments and are classified on the balance sheets as “Liquidity reserve deposit.” As of December 31, 2004, the balance of the liquidity reserve deposit was $79.7 million.

      The Bank and MCI have a Modified Operating Agreement with the OCC that requires, among other things, that:

•	The Bank must maintain minimum capital at the dollar amount reported on its September 30, 2003 Call Report ($213 million), unless otherwise approved by the OCC.

•	The Bank may continue to pay dividends in accordance with applicable statutory and regulatory requirements, provided capital remains at the required level.

•	The Bank must maintain liquid assets at the greater of $35 million or 100% of the average highest daily funding requirement for managed receivables ($31.5 million at December 31, 2004).

•	The Bank must comply with the terms of the LRDA and CALMA.

•	MCI must comply with the terms of the CALMA.

      We believe that the Bank and MCI are currently in compliance with all terms of the Modified Operating Agreement. If the OCC were to conclude that the Bank or MCI failed to adhere to any provisions of the Modified Operating Agreement, the OCC could pursue various enforcement options. If any of these options were to be pursued by the OCC, it could have a material adverse effect on our operations or capital position.

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

      In general, federal law prohibits a national bank such as Direct Merchants Bank from making dividend distributions on common stock if the dividend would exceed currently available undistributed profits. In addition, a national bank such as Direct Merchants Bank must obtain OCC approval prior to paying a dividend if distribution would exceed current year net income combined with retained earnings from the prior two years. Due to the dividend paid by the Bank in March of 2003, Direct Merchants Bank was required to obtain prior approval from the OCC in order to pay dividends during the years ended December 31, 2004 and 2003. In addition, Direct Merchants Bank cannot pay a dividend if the distribution would cause it to fail to meet applicable capital adequacy standards. During the years ended December 31, 2004 and 2003, the Bank paid dividends in the amount of $66.0 million and $190.8 million, respectively. Subsequent to December 31, 2004, the Bank paid $15.0 million in dividends.

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

      The OCC has adopted regulations that define the five capital categories (well-capitalized, adequately-capitalized, undercapitalized, significantly-undercapitalized and critically-undercapitalized) identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leveraged capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, a leverage ratio of at least 5% and not be subject to a capital directive order. Under these guidelines, Direct Merchants Bank is considered well-capitalized. The Modified Operating Agreement prescribes minimum capital levels as well. The Modified Operating Agreement is discussed in more detail under MCI and Direct Merchants Bank on pages 14-16.

      FDICIA requires the FDIC to implement a system of risk-based premiums for deposit insurance pursuant to which the premiums paid by a depository institution will be based on the probability that the FDIC will incur a loss relative to such institution. The FDIC has adopted a system that imposes insurance premiums based on a matrix that takes into account a bank’s capital level and supervisory rating.

      The Bank sold all insured certificates of deposit on September 30, 2003, and we do not anticipate that the Bank will issue certificates of deposit in the foreseeable future. As of December 31, 2004 all remaining deposits are related to our secured card product.

      As previously noted, the Modified Operating Agreement requires us to maintain a minimum of $213 million in capital at Direct Merchants Bank. We continue to work with the OCC to periodically re-evaluate minimum capital levels given our current performance and overall liquidity position. Any future reduction in minimum capital levels would require approval by the OCC.

Lending Activities

      Direct Merchants Bank’s activities as a credit card lender also are subject to regulation under various federal consumer protection laws, including, but not limited to, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Community Reinvestment Act (“CRA”) and the Service Member Civil Relief Act. Regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order Direct Merchants Bank to pay restitution to injured cardholders. Cardholders may also bring actions for certain alleged violations of these regulations. Federal and state bankruptcy and debtor relief laws also affect Direct Merchants Bank’s ability to collect outstanding balances owed by cardholders who seek relief under those statutes.

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

Legislation; Consumer and Debtor Protection Laws

      Congress has passed a financial services law that requires many of our business groups to disclose their practices for collection and sharing non-public customer information. Changes to this law, or enactment of new laws, could require us to limit or substantially modify our enhancement services and credit card marketing activities and practices with third-party companies in ways that could adversely affect us if these changes result in additional limits on sharing information. There is such legislation currently pending or under consideration at both the federal and state level.

      Additionally, Congress is considering legislation that would amend the federal bankruptcy laws. Prior legislation, which failed to be signed into law, was generally considered to be favorable to the credit card industry. However, future federal bankruptcy legislation or changes to state debtor relief and collection laws could adversely affect us if such changes result in, among other things, accounts being charged-off as uncollectible and increased administrative expenses. In addition, Congress and the states may in the future consider other legislation that would materially affect the credit card and related enhancement services industry.

      Various federal and state consumer protection laws limit our ability to offer and extend credit. In addition, Congress and the states may decide to further regulate the credit card industry by enacting new laws or amendments to existing laws to reduce finance charges or other fees or charges applicable to credit card and other consumer revolving loan accounts. These laws may adversely affect our ability to collect on account balances or maintain established levels of periodic rate finance charges and other fees and charges with respect to the accounts.

Interstate Taxation

      Several states have passed legislation attempting to tax the income from interstate financial activities, including credit cards, derived from accounts held by their residents. We believe this legislation will not materially affect us. Our belief is based on current interpretations of the enforceability of this legislation, prior court decisions, and the volume of our business in states that have passed such legislation.

Insurance Licensing Requirements

      Our captive insurance subsidiary, ICOM Limited, is licensed in Bermuda under The Insurance Act of 1978 as a Class 2 Insurer. We are restricted from writing any long-term policies or pursuing any unrelated business in excess of certain limits under Bermuda law.

Fair Credit Reporting Act

      The Fair Credit Reporting Act (“FCRA”) regulates consumer reporting agencies. Under the FCRA, an entity risks becoming a consumer reporting agency if it furnishes consumer reports to third parties. A consumer report is a communication of information which bears on a consumer’s creditworthiness, credit capacity, credit standing or certain other characteristics, and which is collected or used or expected to be used to determine the consumer’s eligibility for credit, insurance, employment or certain other purposes. The FCRA explicitly excludes from the definition of “consumer report,” a report containing information solely as to transactions or experiences between the consumer and the entity making the report. An entity may share consumer reports with any of its affiliates so long as that entity provides consumers with an appropriate disclosure and an opportunity to opt out of such affiliate sharing.

      Our objective is to conduct our operations in a manner such that we fall outside the definition of a “consumer reporting agency” under the FCRA. If we were to become a consumer reporting agency, we would be subject to a number of complex and burdensome regulatory requirements and restrictions. Such restrictions could have a significant adverse economic impact on us.

      In late 2003, Congress passed significant changes to the FCRA. The FTC is primarily responsible for drafting and implementing new regulations for these changes, which affect credit reporting agencies, creditors and others. Numerous new requirements were imposed during 2004, and more are scheduled for 2005. These changes may affect Direct Merchants Bank’s credit selection, granting and other operational policies and procedures in the future.

Regulatory Investigations

      In August 2003, we received notification from the SEC that we are the subject of a formal, nonpublic investigation. We believe that this investigation initially related primarily to our treatment of the “Allowance for loan losses” in 2001 and subsequent years, our 2001 credit line increase program and other related matters. On December 9, 2003, we received notification that the scope of the investigation had been expanded to include matters related to our valuation of “Retained interests in loans securitized.” The Company subsequently received additional SEC subpoenas and requests for information on related and other financial accounting issues, as well as the above matters. The SEC has advised us that this is a fact-finding inquiry and that it has not reached any conclusions related to this matter. We have responded fully to the SEC in its investigation. The SEC has informed us that it is reviewing the information and documents that we have submitted. The SEC also has taken testimony from certain of our current and former officers and directors in connection with its investigation. At this time we cannot predict what the results of the investigation will be. If the SEC determines that we or our officers or directors have violated federal securities laws or the SEC’s rules and regulations, we could be subject to an SEC enforcement action, including potential fines and penalties, which could materially adversely affect our results of operations or financial condition. We cannot provide assurance that the resolution of the SEC investigation will not necessitate further amendments or restatements to our previously filed reports. We do not believe, however, that we or our officers or directors have violated any such laws, rules or regulations.

      In August 2003, we received correspondence indicating that we were the subject of an OCC investigation, together with a subpeona requiring us to produce certain documents. We understood that investigation to be related to executive compensation and reimbursement. In January 2005, we received notification from the OCC that the Order of Investigation had been terminated and there were no findings against MCI, the Bank or any of their current or former officers or directors.

Employees

      We have approximately 2,200 employees located in Arizona, Florida, Maryland, Minnesota and Oklahoma. None of our employees is represented by a collective bargaining agreement.

Trademarks, Trade Names and Service Marks

      We have registered and continue to register, when appropriate, various trademarks, tradenames and service marks used in connection with our business and for private label marketing of certain of our products. We consider these trademarks and service marks to be readily identifiable with, and valuable to, our business.

Executive Officers

      The following table sets forth certain information concerning the persons who currently serve as our executive officers. Each executive officer serves at the discretion of our Board of Directors.

Name	Age	Position

David D. Wesselink	62	Chairman and Chief Executive Officer
Richard G. Evans	56	Executive Vice President, General Counsel and Secretary
William A. Houlihan	49	Executive Vice President, Chief Financial Officer
Matthew S. Melius	39	Executive Vice President, Operations; and President and Chief Executive Officer of Direct Merchants Bank
Dan N. Piteleski	54	Executive Vice President, Chief Information Officer
Scott R. Fjellman	39	Senior Vice President, Treasurer
Jeffrey D. Grosklags	34	Senior Vice President, Investor and Public Relations
Mark P. Wagener	44	Senior Vice President, Controller

      David D. Wesselink has been Chairman and Chief Executive Officer of the Company since December 2002. Mr. Wesselink previously was Vice Chairman of the Company from September 2000 to December 2002, and Executive Vice President and Chief Financial Officer of the Company from December 1998 to August 2000. Prior to joining the Company, Mr. Wesselink had been Senior Vice President and Chief Financial Officer of Advanta Corporation since 1993. Prior to Advanta Corporation, Mr. Wesselink held several positions at Household Finance Corp. and Household International, Inc. from 1971 to 1993, including Senior Vice President from 1986 to 1993, and Chief Financial Officer from 1982 to 1993. Mr. Wesselink also is a director of MasterCard Incorporated (U.S. Region Board), Saxon Capital, Inc., CFC International, Inc., American Financial Services Association and Central College.

      Richard G. Evans has been Executive Vice President, General Counsel and Secretary of the Company since June 2001. Prior to joining the Company, Mr. Evans was Executive Vice President, General Counsel

and Director of Green Tree Financial Corp. from 1985 to 1999. Prior to Green Tree, Mr. Evans served as Special Assistant Attorney General for the State of Minnesota from 1974 to 1984.

      William A. Houlihan has been Executive Vice President and Chief Financial Officer of the Company since August 2004. Prior to joining the Company, Mr. Houlihan was Managing Director in the financial institutions investment banking group at JPMorgan Chase for one year. Prior to JPMorgan Chase, Mr. Houlihan spent three years as Executive Vice President and Chief Financial Officer at Hudson United Bancorp. Before joining Hudson United Bancorp, Mr. Houlihan held various investment banking positions at Keefe, Bruyette & Woods, Inc; Bear, Stearns & Co. Inc; and Goldman, Sachs & Company.

      Matthew S. Melius has been Executive Vice President, Operations, of the Company since January 2005. Mr. Melius has also served as President and Chief Executive Officer of Direct Merchants Bank since January 2003. Mr. Melius previously was Executive Vice President, Credit Risk Management, Collections, Credit Card Operations, Customer Service and Marketing from September 2003 to December 2004, Executive Vice President Credit Risk Management, Collections and Credit Card Operations from January 2003 to September 2003 and Executive Vice President, Credit Risk Management from January 2001 to December 2002. Prior to 2001, Mr. Melius was Executive Vice President, E-Commerce of the Company from January 2000 to December 2000; Senior Vice President, Portfolio Marketing from January 1999 to December 1999; and Vice President, Marketing from September 1995 to December 1998. Prior to that, Mr. Melius served seven years in the credit card division of First National Bank of Omaha, where he advanced from a management trainee to manager of the portfolio management department. In his role as manager of the portfolio management department he directed the account retention and portfolio profitability operations.

      Dan N. Piteleski has been Executive Vice President and Chief Information Officer of the Company since May 2002. Mr. Piteleski previously was Senior Vice President, Chief Information Officer of the Company from May 2001 to April 2002. Prior to joining the Company, Mr. Piteleski was Vice President, Chief Information Officer of H.B. Fuller Company for six years. Prior to H.B. Fuller, Mr. Piteleski served as Vice President, Information Systems at Zenith Data Systems for two and one-half years. Before Zenith, Mr. Piteleski was Manager, Information Systems and Technology at Apple Computer for four years. Mr. Piteleski has also worked in information systems at Equitable Resources Energy Company, Inc., and American Standard.

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

      Jeffrey D. Grosklags has been Senior Vice President, Investor and Public Relations since October 2004. Mr. Grosklags previously was Senior Vice President, Credit Card Finance from September 2000 to September 2004. Prior to that Mr. Grosklags served in a variety of finance positions since 1995. Mr. Grosklags began his career with Deloitte & Touche where he worked for over three years as an auditor.

      Mark P. Wagener has been Senior Vice President and Controller of the Company since October 2001. Mr. Wagener previously was Vice President, Assistant Controller of the Company from June 2000 to September 2001. Prior to joining the Company, Mr. Wagener served for 13 years at Norwest Corporation (now Wells Fargo & Company) in various finance/accounting management positions, the last being Director of Corporate Planning and Analysis. Mr. Wagener began his career with Arthur Andersen & Co., where he worked for five years as an auditor.

      Our officers are elected by, and hold office at the will of, our Board of Directors and do not serve a “term of office” as such.

Risk Factors

      The factors discussed below, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements that we make in this Report. See Forward Looking Statements on pages 1-2 of this Report. Although we have attempted to list comprehensively these important factors, we caution that other factors may in the future prove to be important in affecting our results of operations. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Direct Merchants Bank’s activities are regulated by the OCC; failure to operate in accordance with OCC directives, including those included in our Modified Operating Agreement, could result in adverse actions by the OCC.

      Direct Merchants Bank’s activities are regulated by the OCC. The OCC has imposed on the Bank the restrictions discussed under Business Regulation — MCI and Direct Merchants Bank and could increase the existing restrictions or impose new ones. New or more restrictive requirements could include, among others, restrictions relating to:

•	minimum regulatory capital levels;

•	extensions of credit;

•	strategic acquisitions and asset growth;

•	underwriting criteria, account management, account pricing, and accounting policies and practices;

•	enhanced scrutiny and consent requirements relating to business plans and liquidity management

•	submission of special periodic regulatory reports; and

•	additional supervisory actions or sanctions under applicable Prompt Corrective Action guidelines and other applicable laws and regulations.

Direct Merchants Bank is subject to regulators who could impose restrictions that could negatively impact our operations or financial results.

      The operations of our banking subsidiary, Direct Merchants Bank, and its activities as a credit card lender are subject to periodic review and examination by federal regulators to assess compliance with federal laws and regulations regarding the safety and soundness of financial institutions and federal consumer protection laws. These regulators have broad discretion to issue or revise regulations, and to issue guidance, that may significantly affect Direct Merchants Bank or the way the Bank or we conduct business. These regulators also are authorized to impose penalties for violations of the laws and regulations that they oversee, including, in certain cases, ordering Direct Merchants Bank to pay restitution to cardholders. Any new or more restrictive requirements could negatively impact our operations or financial results, limit our growth prospects, reduce our returns on capital or require us to raise additional capital.

Failure to comply with applicable laws and regulations, and adverse changes in those laws or regulations, could have a negative impact on our financial results and could adversely affect our ability to conduct our business in a profitable manner.

      Various federal and state laws and regulations significantly limit the activities in which we and Direct Merchants Bank are permitted to engage. See Business — Regulation. Among other things, these laws and regulations:

•	limit the fees and other charges that we are allowed to charge;

•	limit or prescribe certain other terms of our products and services;

•	require specified disclosures to consumers, including disclosures regarding our practices for collection and sharing of non-public customer information;

•	require us to treat non-public customer information in certain ways;

•	govern the sale and terms of products and services we offer;

•	require that we obtain and maintain licenses and qualifications; and

•	impose capital requirements.

In some cases, the precise application of these statutes and regulations is not clear. Our failure to comply with applicable laws and regulations may result in regulatory action, negative publicity or consumer class action litigation. Moreover, numerous legislative and regulatory proposals that would impact aspects of our business are advanced each year, including proposals of revisions to federal bankruptcy laws. Changes in the laws and regulations to which our business is subject, including adoption of new legislation or revisions to the interpretation of existing laws and regulations, could adversely affect our ability to conduct our business in a profitable manner. Finally, changes in government fiscal or monetary policies, including changes in our rate of taxation, could also adversely affect our financial results.

We are the subject of an SEC investigation that could have a material adverse effect on our business and financial results.

      On August 5, 2003, we received notification from the SEC that we are the subject of a formal, nonpublic investigation. We believe that this investigation initially related primarily to our treatment of “Allowance for loan losses” in 2001 and subsequent years, our 2001 credit line increase program and other related matters. On December 9, 2003, we received notification that the scope of the investigation had been expanded to include matters related to our valuation of “Retained interests in loans securitized.” The Company subsequently received additional SEC subpoenas and requests for information on related and other financial accounting issues, as well as the above matters. The SEC also has taken testimony from certain of our current and former officers and our directors in connection with its investigation. We have responded fully to the SEC in its investigation. The SEC has informed us that it is reviewing the information and documents that we have submitted. The SEC has advised us that this is a fact-finding inquiry and that it has not reached any conclusions related to this matter. At this time we cannot predict what the results of the investigation will be.

      If the SEC determines that we or our officers and directors have violated federal securities laws or the SEC’s rules and regulations, we could be subject to SEC enforcement action, including potential fines and penalties, which could materially adversely affect our results of operations or financial condition. We cannot provide assurance the resolution of the SEC investigation will not necessitate further amendments or restatements to our previously filed reports. We do not believe, however, that we or our officers or directors have violated any such laws, rules or regulations.

Litigation involving us could negatively affect our business and financial results.

      We face the risk of litigation, including class action lawsuits, challenging our product terms, rates, disclosures, collections and/or other practices, under state and federal consumer protection statutes and other laws, as well as actions relating to federal securities laws. In particular, state attorneys general and other government prosecutors have shown an increased interest in the enforcement of consumer protection laws, including laws relating to subprime lending, predatory lending practices and privacy. See Legal Proceedings on pages 27-28 for a discussion of legal actions to which we are currently subject. All litigation involves litigation costs, both in terms of money and diversion of management’s time and attention. In addition, litigation may result in orders that require us to change specific business practices or adopt business practices different from our competitors, pay settlement costs and damages and, in some cases, penalties. Any or all of these could negatively affect our business and financial results.

We could be required to provide support to Direct Merchants Bank.

      Under our regulatory framework and the CALMA, we could be required to contribute capital or otherwise provide support to Direct Merchants Bank in order to maintain or meet the Bank’s capital and liquidity needs. If we had to do this, it could limit our ability to expend funds at the MCI level or require us to engage in capital raising activities that could adversely affect our financial results and/or stock price for a variety of reasons, including dilution to existing equity holders.

The occurrence of certain events could result in early amortization (required repayment) of the securities issued by the Metris Master Trust and also cause all amounts outstanding under our credit agreement and our existing senior notes to become due and payable.

      Certain events, such as a deterioration in the performance of our securitized receivables, deterioration in our financial condition, breaches of representations, warranties or covenants that we make in the documentation relating to our securitizations, or defaults under our other credit arrangements, could result in early amortization (required repayment) of the principal amount of the securities issued by the Metris Master Trust. Early amortization also would cause a default under our credit agreement that could, in turn, lead to a default with respect to our existing senior notes, potentially resulting in all amounts due under those arrangements also becoming due and payable.

Our target consumers generally have higher default rates and may be impacted more by general economic and social factors than lower default consumers.

      The primary risk associated with secured and unsecured lending to middle-market consumers is that default rates for those consumers are higher than those for lower default consumers. This results in more accounts being charged-off as uncollectable than would be the case with lower default consumers. If we are not successful in evaluating the creditworthiness of our target customers or in applying our risk-based pricing system, we could experience greater levels of delinquencies and losses. In addition, general economic and social factors, such as the rate of inflation, unemployment levels, interest rates and the effects of periods of war, may have a greater impact on consumers in our target market than on those with higher incomes. Accordingly, any general worsening of economic or social conditions may have a disproportionate effect on our target consumers and, thus, on our delinquency and charge-off rates. This, in turn, could:

•	cause purchasers of securities issued by the Metris Master Trust to require even higher credit enhancement levels for future securities issued by the Metris Master Trust, which could divert significant amounts of cash that would otherwise be available to us;

•	jeopardize our ability to complete future securitization transactions on acceptable terms or at all, thereby decreasing our liquidity and forcing us to rely on other potentially more expensive funding sources, to the extent available; and

•	cause early amortization (required repayment) of outstanding securities issued by the Metris Master Trust, with the potential results noted above.

We require a high degree of liquidity to operate our business, and an inability to access funding at the times and in the amounts that we need could adversely affect our ability to operate or our financial results.

      Key elements of our strategy depend on us having adequate available cash, and we therefore require a high degree of liquidity to operate our business (see Management’s Discussion and Analysis of

Operations — Liquidity and Capital Resources for a more detailed discussion of liquidity). Activities for which we need cash include:

•	funding new receivables;

•	making interest and principal payments under our credit agreement, existing senior notes and other indebtedness;

•	refinancing maturing series of asset-backed securities issued by the Metris Master Trust;

•	providing credit enhancement with respect to asset-backed securities issued by the Metris Master Trust;

•	covering fees and expenses incurred in connection with the securitization of receivables; and

•	meeting other operating expenses.

      As a result of these activities, ensuring appropriate liquidity is an ongoing business objective. We rely heavily on the securitization of our consumer loans for funding, primarily by selling the loans to the Metris Master Trust.

      If we are unable to access funding at the times and in the amounts that we need, we would be required to scale back our business operations, could be unable to refinance maturing series of asset-backed securities issued by the Metris Master Trust, and could be unable to pay amounts due with respect to our credit agreement or our existing senior notes. Either an inability to refinance maturing series of securities issued by the Metris Master Trust or a default in payment when due of any amounts under our credit agreement or our existing senior notes would ultimately result in both an early amortization (required early repayment) of the asset-backed securities issued by the Metris Master Trust and an acceleration of all amounts due under our credit agreement and our existing senior notes. Even if we are successful in obtaining the funding that we need, an increase in the cost of that funding would negatively impact our financial results.

We are the subject of an Internal Revenue Service examination that could have a material adverse effect on our liquidity.

      The Company’s 1998 through 2002 federal income tax returns are under examination by the Internal Revenue Service (“IRS”). Both the Company and the IRS have proposed adjustments involving the tax treatment of certain credit card fees as original issue discount (“OID”). These fees include late, overlimit, interchange, cash advance and annual fees. Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees create OID that should be deferred and amortized over the remaining life of the underlying credit card loans for tax purposes. As of December 31, 2004, and December 31, 2003, the Company had deferred cumulative federal income tax related to this issue of approximately $129 million and $179 million, respectively. The decrease is primarily attributable to the decrease in managed receivables. Our treatment of these fees is consistent with that of many other United States credit card issuers. Furthermore, we believe our treatment of these fees is appropriate based on relevant technical authority and specific guidance issued by the IRS regarding late fees. However, the timing and amount of any final resolution remain uncertain. We continue to work with the IRS to resolve this matter and do not expect to pay any incremental tax related to this issue in the next 12 months, nor do we expect the resolution of this matter to have a material adverse effect on future earnings.

Changes in the interest rates on the funds we borrow and the amounts we loan to our credit card customers could adversely affect our financial results.

      Like other financial institutions, we borrow money from institutional lenders that we then lend to our customers. We earn interest on the consumer loans we make and pay interest on the borrowings we use to fund those loans. Changes in these two interest rates affect the value of our assets and liabilities. Generally, our credit card loans are priced at rates indexed from the Prime rate. The interest we pay on our borrowings is based on indices over London Inter Bank Offered Rate (“LIBOR”). If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans, our net interest income, and therefore our earnings, could fall. Our earnings could also be adversely affected if the rates on our consumer loans fall more quickly than those on our borrowings.

      We manage these risks partly by changing the interest rates we charge on our credit card accounts. The success of repricing accounts to match an increase or decrease in our borrowing rates depends on the overall product mix of those accounts, the actual amount of accounts repriced, the rate at which we are originating new accounts, and our ability to retain accounts (and the related loan balances) after repricing. For example, if we increase the interest rate we charge on our credit card accounts and the cardholders close their accounts as a result, we may not be able to match our increased borrowing costs as quickly, if at all.

      Changes in interest rates also affect the balances our customers carry on their credit cards. When interest rates fall, there may be more low-rate product alternatives available to our customers. Consequently, their credit card balances may fall and prepayment and attrition rates may rise. We can mitigate this risk by reducing the interest rates we charge. However, these changes can reduce the overall yield on our portfolio. When interest rates rise, on the other hand, there are fewer low-rate alternatives available to our customers. Consequently, credit card balances may rise (or fall more slowly). In this circumstance, we may have to raise additional funds at higher interest rates to fund loans to our customers. We can mitigate the impact of this by increasing the interest rates we charge, although such changes may increase opportunities for our competitors to offer attractive products to our customers and consequently increase customer attrition from our portfolio.

We face intense competition.

      We face intense competition from numerous financial services providers, many of which have greater resources and name recognition than we do. Our credit card business competes with national, regional and local bankcard issuers, as well as other general purpose and private label credit card issuers. Some of these issuers are substantially larger and often compete for customers by offering lower interest rates and/ or fee levels than we do. Our credit card lending products also compete with other financial products such as home equity loans and other line of credit products. Moreover, the federal Gramm-Leach-Bliley Act, which permits the affiliation of commercial banks, securities firms and insurance companies, may increase the number of competitors in the banking industry and the level of competition for banking products, including credit cards.

      In addition, there has been continued focus on solicitations to middle-market consumers as competitors have continued to focus on this market. Our competitors may take actions such as offering lower interest rates and fees, higher credit lines, and incentives to customers to use their credit cards and/ or transfer existing balances to their credit cards. We believe customers are attracted to credit card products largely on the basis of price, credit limit and other product features, and customer loyalty is often limited, these and other competitive practices could result in the loss of existing customers, reductions in account balances, a slowdown in account and balance growth, increased customer acquisition costs and reductions in the levels of finance charges and fees that we charge.

Our financial results could be negatively impacted by fluctuations in our interests in our securitizations.

      We retain interests in the assets included in securitizations, including retained subordinated interests, spread accounts and other residual interests. The value of and income earned from these interests will vary over time as a result of many factors not within our control, including the performance of the securitized loans, interest paid to the holders of asset-backed securities, and transaction expenses. The performance of the loans included in our securitizations is subject to risks and uncertainties, including, among others, increased delinquencies and credit losses, economic downturns and social factors, interest rate fluctuations, changes in government policies and regulations, competition, expenses, dependence upon third-party vendors, fluctuations in accounts and account balances, and industry risks. Since we are required to reflect changes in the value of these interests in our financial statements, decreases in value could negatively impact our financial results.

Our restatements of financial results have had, and may in the future continue to have, adverse effects on us.

      In 2004, we restated our financial results for 1998 through 2002, and for the first three quarters of 2003, in connection with our analysis of our method of valuing “Retained interests in loans securitized.” Included in these restatements, in addition to changes made as a result of our revised accounting policies and procedures related to valuing our retained interests, are corrections to conform with GAAP related to securitization transaction costs, credit card solicitation costs, interest rate caps and debt waiver revenue associated with credit card receivables sold to the Metris Master Trust, as well as the transfer of allowance for loan losses that was incorrectly classified as a valuation reserve addition. We also restated certain other prior period amounts to conform with the current period’s presentation. For a more detailed description of the restatements, see Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2002. These restatements resulted in our making late filings with the SEC and may have harmed our reputation with investors and possibly customers. These restatements and their effects may have additional adverse effects on us in the future.

Disputes affecting MasterCard and Visa could negatively impact our operations and financial results.

      We are a member of MasterCard International Incorporated (“MasterCard”) and Visa U.S.A. Inc. (“Visa”). MasterCard® and Visa® are membership organizations composed of financial institutions that issue MasterCard or Visa cards. The outcome of pending or future disputes involving these organizations could, if adversely decided, affect our operations or result in an increase in the fees we must pay as a member. In particular, in October 1998, the U.S. Department of Justice filed a complaint against MasterCard, Visa and Visa International, Inc., asserting that duality (the overlapping ownership and control of both the MasterCard and Visa associations by the same group of banks) restrains competition in violation of the antitrust laws, and challenging the rules adopted by both MasterCard and Visa that restrict member banks from joining American Express, Discover/ Novus or other competing networks. The case was tried in the summer of 2000 and the trial court announced its decision in October 2001. The trial court ruled in the associations’ favor on the duality claim, but against the associations on the competing networks claim. In September 2003, the Second Circuit Court of Appeals affirmed the decision of the District Court. Visa and MasterCard’s petition for rehearing was denied in January 2004. Visa and MasterCard appealed to the U.S. Supreme Court, but their petition was denied on October 4, 2004. Following the decision, on October 4, 2004, Discover filed an antitrust suit against MasterCard and Visa seeking unspecified damages for their alleged anticompetitive behavior. We cannot predict the final outcome of this or any similar future litigation, its effect on the competitive environment in the credit card industry, or its effect on credit card issuers such as Direct Merchants Bank.

Other industry-wide risks could adversely affect our financial performance.

      We face many industry-wide risks that could negatively affect our financial performance. For example, all businesses in the credit card industry face the risk of fraud by cardholders and third parties, as well as the risk that increased criticism from consumer advocates and the media could hurt consumer acceptance of our products. In addition, like all businesses in the financial services industry, we face risks related to:

•	rapidly changing technologies, including in particular technological challenges in the developing online credit card and financial services market;

•	the possibility that system disruptions and failures may interrupt or delay our ability to provide services to our customers;

•	potential claims relating to the proprietary nature of widely used technology, such as “smart cards” and call center technology; and

•	the ability to provide and safeguard the secure transmission of confidential information over the Internet in the face of security breaches, acts of vandalism and developments in computer capabilities that could result in a compromise or breach of the technology used to protect customer transaction data.

Available Information

      You can find additional information regarding our executive officers and Board of Directors in the Proxy Statement relating to our 2005 Annual Meeting of Stockholders. In addition, we periodically file reports and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. You can read and copy this information at SEC offices in Washington, D.C., New York City, and Chicago; obtain copies of this information by mail from the Public Reference Section of the SEC, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549, at prescribed rates; obtain copies from the SEC’s website (http://www.sec.gov); inspect information at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York, 10005; request copies of documents by calling our Investor Relations Department at (952) 525-5074; or visit our website.

      Our Internet website is http://www.metriscompanies.com. We make available, free of charge, through the Investor Relations portion of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2.	Properties

      We lease our principal executive office space in Minnetonka, Minnesota, currently consisting of approximately 174,000 square feet. That lease expires in December 2011. During 2004, we entered into a binding agreement with our landlord, effective October 1, 2004, to release us from our remaining rent obligation on approximately 126,000 square feet of office space at our Minnetonka headquarters.

      Direct Merchants Bank leases 56,000 square feet in Phoenix, Arizona, which serves as the Bank’s operation center. That lease expires in 2009. We also are party to a sublease agreement to rent 7,500 square feet in Scottsdale, Arizona, to support our Data Center, which is currently set to expire on July 31, 2006. In addition, we lease facilities in Tulsa, Oklahoma; White Marsh, Maryland; Jacksonville, Florida; and Duluth, Minnesota, consisting of approximately 100,000, 100,000, 99,000 and 20,000 square feet, respectively. These leases expire in December 2010, September 2007, May 2005 and September 2006, respectively. We have entered into sublease agreements for approximately 20,000 square feet of our lease obligation in Florida. We have entered into sublease agreements for approximately 50,000 square feet of our lease obligation in Maryland. The leased properties in Oklahoma, Maryland, Florida and Duluth support our collections, customer service and back office operations. We also own our operations center in Orlando, Florida, which consists of approximately 45,000 square feet. We believe our facilities are suitable to our businesses and that we will be able to lease or purchase additional facilities as needed.

Item 3.	Legal Proceedings

      In September 2002, a shareholder lawsuit was filed in the United States District Court for the District of Minnesota, naming MCI, Ronald N. Zebeck and David D. Wesselink as defendants. The plaintiffs represent a class of purchasers of MCI common stock between November 5, 2001 and July 17, 2002. The lawsuit seeks damages in an unspecified amount. The complaint alleges, among other things, that defendants violated the federal securities laws when MCI failed to timely disclose the resulting impact of an OCC Report of Examination. The lawsuit is currently in the pre-trial discovery phase. We believe the lawsuit is without merit and are vigorously defending against the claim.

      In January 2004, a complaint was filed in Hennepin County District Court in Minneapolis, Minnesota, against MCI, certain members of its Board of Directors and a number of other entities, by Ronald N. Zebeck, MCI’s former Chairman and Chief Executive Officer. The complaint alleges breach of contract, intentional interference with contract, breach of covenant of good faith, defamation, and violation of Minnesota’s whistleblower act. In February 2004, defendants filed an answer in which they denied the allegations in the complaint, and MCI filed counterclaims against Mr. Zebeck alleging breach of fiduciary duty and duty of loyalty, unjust enrichment, and breach of covenant not to compete. MCI is requesting an accounting, and seeking declaratory judgment against Mr. Zebeck for the principal amount ($5 million) of a loan made by MCI in 1999, plus interest. The lawsuit is in the pre-trial discovery phase. We believe Mr. Zebeck’s claims are without factual and legal support, and we have numerous substantive legal defenses to his claims. We intend to vigorously defend against Mr. Zebeck’s claims and will aggressively prosecute our case against him.

      In addition to the foregoing, we are a party to various legal proceedings resulting from the ordinary business activities relating to our operations.

      For a discussion of current regulatory investigations to which we are subject, see Regulatory Investigation under Item 1 on page 18-19.

      Because at this time we are unable to estimate damages that may result from the resolution of the matters outlined above, there can be no assurance that defense or resolution of these matters will not have a material adverse affect on our financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The information required by Item 201 of Regulation S-K is set forth in the Summary of Consolidated Quarterly Financial Information and Stock Data on pages 94-95 of this Report.

Item 6.	Table 1: Selected Financial Data

	Year Ended December 31,

						Four-Year
						Compound
						(Decline)
						Growth
	2004	2003	2002	2001	2000	Rate

	(In thousands, except per share data)
Income Statement Data:
Securitization income	$329,310	$173,367	$323,517	$650,400	$644,457	(15.5)%
Credit card loan and other interest income	20,100	90,530	229,402	369,138	120,398	(36.1)%
Total revenues	530,128	595,550	1,064,823	1,642,582	1,200,668	(18.5)%
Interest expense	60,441	74,421	103,516	166,277	133,006	(17.9)%
Provision for loan losses	(4,762)	126,648	219,804	461,106	164,800	N/A
Total expenses	474,172	812,815	1,064,540	1,354,667	896,945	(14.7)%

Effective Tax rate	39.7%	32.0%	659.7%	39.5%	38.6%	N/A
Net income (loss)	$33,745	$(147,739)	$(1,584)	$160,029	$185,902	(34.7)%

Per Common Share Statistics:
(Loss) earnings per common share — diluted(7)	$(0.17)	$(3.27)	$(0.66)	$1.25	$1.66	N/A
Stock price	$12.75	$4.44	$2.47	$25.71	$26.31	(16.6)%
Dividends paid	$—	$—	$0.04	$0.04	$0.03	N/A
Common shares outstanding	58,127	57,807	57,168	63,419	62,243	(1.7)%
Preferred securities on a converted basis	45,054	42,616	38,978	35,598	29,164	11.5%
Total book value(1)	$9.18	$9.05	$10.97	$11.16	$10.20	(2.6)%
Common stockholders’ book value(2)	$7.45	$7.58	$10.92	$11.22	$9.19	(5.1)%
Shares used to compute (loss) earnings per share — diluted(7)	57,946	57,471	59,782	64,687	63,418	(2.2)%

Selected Metris Master Trust Data:
Annual net excess spread(3)	4.72%	2.65%	5.77%	7.87%	7.12%	N/A
Ending gross receivables	$6,443,919	$7,933,763	$10,405,099	$9,141,659	$6,855,923	(1.5)%
Average gross receivables	6,962,084	9,215,480	10,200,898	7,868,453	5,951,562	4.0%
Ending principal receivables	6,117,669	7,489,568	9,809,564	8,677,660	6,495,214	(1.5)%
Average principal receivables	6,684,742	8,819,252	9,690,572	7,379,816	5,597,768	4.5%
Delinquency ratio(4)	9.2%	11.1%	12.0%	9.3%	8.5%	N/A
Principal delinquency ratio(5)	7.7%	9.3%	10.2%	7.9%	7.0%	N/A
Selected Operating Data — Owned Basis:
Year-end credit card loans	$68,230	$128,615	$846,417	$2,756,763	$1,184,269	(51.0)%
Average credit card loans	87,317	518,705	1,305,127	1,709,989	614,991	(38.6)%
Year-end assets	1,481,479	1,392,396	2,590,392	4,165,975	3,738,307	(20.7)%
Average assets	1,462,781	2,211,348	3,334,850	3,903,846	2,826,653	(15.2)%
Year-end deposits	3,407	6,262	892,754	2,058,008	2,106,199	(79.9)%
Year-end debt	373,624	350,448	357,649	647,904	356,066	1.2%
Year-end preferred stock	514,545	470,728	430,642	393,970	360,421	9.3%
Common stockholders’ equity	432,757	438,465	624,031	711,366	572,276	(6.7)%
Total stockholders’ equity	947,302	909,193	1,054,673	1,105,336	932,697	0.4%
Average total stockholders’ equity	971,079	1,038,190	1,116,578	1,011,573	759,633	6.3%
Return on average assets	2.3%	N/A	N/A	4.1%	6.6%	N/A
Return on average total equity	3.5%	N/A	N/A	15.8%	24.5%	N/A
Allowance for loan losses	$12,409	$45,492	$90,315	$460,159	$123,123	(43.7)%
Delinquencies	7,781	20,309	7,876	277,778	89,168	(45.6)%
Delinquency ratio(4)(6)	11.4%	15.8%	0.9%	10.1%	7.5%	N/A
Allowance for loan losses as a percent of 30-day plus delinquent receivables	159.5%	224.0%	1,146.7%	165.7%	138.1%	N/A
Allowance for loan losses as a percent of credit card loans	18.2%	35.4%	10.7%	16.7%	10.4%	N/A
Charge-offs	$30,267	$137,015	$325,351	$209,779	$59,679	(15.6)%
Net charge-off ratio	34.7%	26.4%	24.9%	12.3%	9.7%	N/A
New accounts	480	316	696	1,023	1,444	(24.1)%
Gross active accounts	2,177	2,482	3,398	3,871	3,920	(13.7)%

(1)	Total book value is calculated assuming conversion of preferred stock.

(2)	Common stockholders’ book value is calculated using common stockholders’ equity and period-end common shares outstanding.

(3)	Monthly net excess spread is calculated as gross yield, less gross principal default rate, servicing fees and financing costs. Annual net excess spread is calculated as the simple average of the 12 monthly net excess spreads during the applicable calendar year.

(4)	The delinquency ratio represents receivables that were at least 30 days contractually past due at year-end as a percentage of year-end receivables.

(5)	The principal delinquency ratio represents principal on credit card loans that were at least 30 days contractually past due at year-end as a percentage of year-end principal balances.

(6)	The decrease in owned delinquencies as of December 31, 2002 versus December 31, 2001 primarily reflects the sale of approximately $120 million in delinquent receivables during September and December 2002.

(7)	Prior period earnings per share amounts have been restated to comply with the provisions of Emerging Issues Task Force Issue No. 03-6, which was adopted effective April 1, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

      The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes thereto for the period ended December 31, 2004.

      MCI and its subsidiaries are information-based marketers of consumer lending products throughout the United States. Our consumer lending products are primarily unsecured credit cards, including the Direct Merchants Bank MasterCard® and Visa® credit cards. We also offer co-branded credit cards through partnerships with other companies. Our credit cards generate consumer loans through Direct Merchants Bank. These loans in turn generate income and cash flow from principal, interest and fee payments. The sales of our other consumer financial products, such as credit protection products, generate additional cash flow. Our earnings may fluctuate based on several factors, including securitization activity. When securitization transactions occur we incur “Loss on new securitization to the Metris Master Trust” and increased transaction costs.

      During 2004, we saw continuing signs of improving asset quality. That improvement resulted in an increase in the average excess spread in the Metris Master Trust, which rose from a 12-month average of 2.65% as of December 31, 2003, to 4.72% for the year ended December 31, 2004. The improvement in the excess spread has been driven primarily by improvements in the overall credit quality of the portfolio. Delinquency rates in the Metris Master Trust decreased to 9.2% as of December 31, 2004, compared to 11.1% as of December 31, 2003. The average principal default rate in the Metris Master Trust was 18.2% for the year ended December 31, 2004, compared to 20.4% for the year ended December 31, 2003. We have also continued to see improved performance in the early-stage delinquencies in the Metris Master Trust. As of December 31, 2004, the percentage of receivables 1-29 days contractually delinquent in the Metris Master Trust was 4.40%, compared to 5.62% as of December 31, 2003. We believe this improvement has resulted from revisions in the operating strategies with which we manage our portfolio, significantly enhanced collection efforts, and improvements in the economy. While we anticipate overall long-term improvement in the performance of the Metris Master Trust, we do expect monthly and quarterly fluctuations in both excess spread and delinquencies resulting from several factors, including seasonal trends.

      The one-month LIBOR (the index which primarily drives our cost of funds) has increased from 1.12% at December 31, 2003, to 2.40% as of December 31, 2004. This increase, and potential future increases, will result in a higher cost of funds on securities issued out of the Metris Master Trust, which is partially offset by higher yields on our credit card portfolio. We believe that impacts to our financial statements that result from increases in interest rates may be mitigated by a variety of management strategies, including, but not limited to, interest rate caps, portfolio re-pricing or the issuance of fixed rate debt. For further information on the impact to us resulting from changes in interest rates, refer to Item 7a — Quantitative and Qualitative Disclosures about Market Risk on page 56 of this Report.

      As a result of the improved performance of the Metris Master Trust, we have seen a decrease in the cash restricted from release to us from the Metris Master Trust. As of December 31, 2004, cash restricted from release was $87.3 million, compared to $305.9 million as of December 31, 2003. The decrease in restricted cash has improved our overall liquidity position (See further discussion on restricted cash in Off Balance Sheet Arrangements on pages 43-45 of this Report). During 2004, we increased our financing conduit capacity to $1.2 billion. This facility is a two-year conduit financing facility that matures in April 2006. We utilized this conduit during the year to defease a total of $1.75 billion in maturing asset-backed securitizations (“ABS”). Effective February 16, 2005, the Company reduced its conduit capacity from $1.2 billion to $1.0 billion. Our receivable funding needs for 2005 and 2006 will be covered by future ABS issuances and further portfolio attrition. We have $1.35 billion in remaining commitment from MBIA Insurance Corporation (“MBIA”) to provide insurance coverage on future ABS transactions, of which $1.05 billion currently is available. The remaining $300 million of commitment will become available to us when Series 1999-3 matures. Our improved liquidity position also has afforded us broader access to the securitization market, which was illustrated in the $600 million senior subordinated securitization that we completed in November 2004. This was the first time we accessed the senior-subordinated public markets in over three years (See further discussion of funding transactions completed during the year in Liquidity, Funding and Capital Resources on pages 45-49 of this report).

      We continue to focus on strengthening the long-term operations of our business. Improvements in losses, delinquencies and payment rates have been driven by tighter underwriting on new credit card account originations, tighter credit line management on existing and new cardholder accounts, better pricing on offerings, and improved collections initiatives. We have changed our base strategies in these areas over the past two years and have seen benefits in improved operating results. These improved results and our stronger cash position are enabling us to focus on growing our business. We steadily increased our new account originations throughout 2004. During the year we generated approximately 480,000 new accounts, of which approximately 208,000 were generated during the fourth quarter. We are comfortable increasing our new account originations due to the continued strong results we are experiencing in our 2003 vintages, our improved liquidity position and the improved performance of the Metris Master Trust. We have experienced an improvement in delinquencies in comparing our 2004 and 2003 vintages to our 2002 vintages at the same point in time. We expect credit card originations in 2005 to continue to reflect the discipline exhibited in our 2003 and 2004 originations and anticipate these improved results will create a more reliable, predictable and long-term receivables base. Our new account growth will remain focused on our traditional target market, the middle-market consumer. We will continue to leverage our account origination strategies, increase our efforts to penetrate the Hispanic customer segment, increase our partnership and third-party marketing efforts, and test additional products, channels and incremental prospects.

      In January 2003, the FFIEC issued guidance with respect to various account management practices for institutions engaged in credit card lending. The guidance provides requirements for certain operational and accounting policies, which are designed to bring consistency in practice between institutions engaged in credit card lending. Beginning in 2003, we began implementing the guidance and believe we are now in compliance with most aspects. In addition, we developed and have been executing against a multi-phased approach to address the receivable amortization aspects of this guidance. We expect to utilize various methods to ensure reasonable receivable amortization of our accounts, including but not limited to: limiting consecutive fee billings; implementing a fee billing cap; reducing customer’s interest rates; and increasing the required minimum payment due. The impact of fully implementing the account management guidance, while not expected to be significant, is unknown at this time.

Critical Accounting Estimates

      The Company’s significant accounting policies are identified on pages 61-68 of this Report; the most critical of which are our determination of the valuation of our “Retained interests in loans securitized” and the “Allowance for loan losses.”

Valuation of Retained Interests in Loans Securitized

      The “Retained interests in loans securitized” on our balance sheet associated with our securitization transactions includes contractual retained interests, excess transferor’s interest, interest-only strip receivable and spread accounts receivable. We determine the fair value of each component of the “Retained interests in loans securitized” at the time a securitization transaction or replenishment sale is completed using a discounted cash flow valuation model and on a quarterly basis thereafter. Increases to the fair value of each of the assets related to discount accretion are recorded in “Discount accretion.” Any other change in the fair value is recorded in “Change in fair value.”

      The discounted cash flow valuation is limited to the receivables that exist and have been sold to the Metris Master Trust. Therefore, the model assumes the current principal receivable balance as of the balance sheet date amortizes with no new sales, interchange fees or cash advances. The future cash flows are modeled in accordance with the Company’s debt series’ legal documents and are applied to all series on a pro-rata basis. The valuation model assumes that we repurchase the outstanding principal receivables within each series at face value according to the clean-up call provisions contained in the respective security series’ legal documents.

      The contractual retained interests represent subordinated securities held by us. There is no stated interest/ coupon rate associated with these securities and they are not rated. They are subordinate to all other securities and, accordingly, are repaid last. Their fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets and the expected timing based on the scheduled maturity date for the underlying securitization. If these securities are recoverable based on the Metris Master Trust forecasts, cash flows related to the entire subordinated principal balance are used in determining their fair value.

      Transferor’s interest represents an undivided interest in receivables that are not pledged to support a specific security series or class, and represent our interest in the excess principal receivables held in the Metris Master Trust. The fair value is determined in the same manner as the contractual retained interests and is discounted based on 12 months-to-maturity. We have subordinated our rights to the excess cash flows on the receivables underlying the transferor’s interest, thus they are included in the value of the interest-only strip receivable.

      Spread account receivable balances represent interest-earning cash held by the Metris Master Trust Trustee due to performance of the Metris Master Trust and minimum spread reserve deposits required by certain security series. Their fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets and the expected timing based on the scheduled maturity date for the underlying securitization. The expected future cash flows include the release of the spread account receivable balance on the scheduled maturity date and estimated interest earned on the cash balances.

      The interest-only strip receivable represents the contractual right to receive excess spread cash flows (portfolio collections, less principal charge-offs, financing costs and servicing costs) from customer receivables over the estimated life of the amortizing receivables. The fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets based on the expected timing of cash flows in the retained interests valuation model. Within the model, future excess spread cash flows are first applied to meet spread accounts receivable requirements in accordance with the debt series’ legal documents. When the spread accounts receivable requirements are met, cash is returned to us and is valued as the interest-only strip receivable. We determine upper and lower valuation limits of the interest-only strip receivable based on historical and forecasted excess spreads. We then determine the best estimate within the range, weighted heavily toward the low end of the range.

      We use certain assumptions and estimates in determining the fair value of “Retained interests in loans securitized.” These assumptions and estimates include estimated principal payments, credit losses, gross yield, interest expense, fees, the timing of cash receipts, and discount rates commensurate with the risks of the underlying assets. On a quarterly basis, we review and adjust, as appropriate, the assumptions and estimates used in our model based on a variety of internal and external factors, including national and economic trends and business conditions, current lending policies, procedures and strategies, historical trends and assumptions about future trends, competition, and legal and regulatory requirements. Significant estimates are required in determining these factors and different judgments concerning these factors can result in a material impact on our consolidated balance sheets and statements of income.

Allowance for Loan Losses

      We maintain an “Allowance for loan losses” sufficient to absorb probable loan losses inherent in the “Credit card loans” portfolio as of the balance sheet date. The “Allowance for loan losses” results in a reserve approximating 18 months of anticipated future charge-offs. At the time of charge-off, all principal balances are written-off against the allowance and all fees and finance charges are netted against the applicable income statement line item. The allowance is based on management’s consideration of all relevant factors, including its assessment of applicable economic and seasonal trends.

      Historically, we segmented the loan portfolio into several individual liquidating pools with similar credit risk characteristics, and estimated (based on historical experience for similar pools and existing environmental conditions) the dollar amount of principal, accrued finance charges and fees that would charge-off. We then aggregated these pools into prime and subprime portfolios based on the prescribed FICO score cuts, credit counseling programs, and various pools of other receivables. We separately analyzed the reserve requirement on each of these groups or portfolios. During the first quarter of 2004, we changed our methodology and now aggregate all liquidating pools into one segment, which is treated as subprime for allowance determination purposes. We believe this was appropriate due to the reduction in the size of the loan portfolio and the fact that the remaining loans had similar risk characteristics.

      We continually evaluate the liquidating pool employing a roll-rate model that uses historical delinquency and pay-down levels (12 months of historical data, with influence given to the last six months’ performance to capture current economic and seasonal trends), loan seasoning, and other measures of asset quality to estimate charge-offs for both credit losses and bankruptcy losses.

      Additionally, in evaluating the adequacy of the loan loss reserves, we consider several subjective factors that may be overlaid into the credit risk roll-rate model in determining the necessary loan loss reserve. These factors include, but are not limited to:

•	national and economic trends and business conditions, including the condition of various market segments;

•	changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery, as well as the experience, ability and depth of lending management and staff;

•	trends in volume and the product pricing of accounts, including any concentrations of credit; and

•	impacts from external factors, such as changes in competition and legal and regulatory requirements, on the level of estimated credit losses in the current portfolio.

      Significant changes in these factors could impact our financial projections and thereby affect the adequacy of our “Allowance for loan losses.”

Results of Operations

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

      Net income was $33.7 million for the year ended December 31, 2004, a $181.4 million increase from a $147.7 million net loss for the year ended December 31, 2003. The $181.4 million improvement in net income over 2003 is due primarily to a $155.9 million increase in “Securitization income,” a $338.6 million decrease in “Total expenses,” and a “Loss on sale of credit card loans” of $117.2 million recorded in 2003, partially offset by a “Gain on sale of membership and warranty business” of $84.8 million also recorded in 2003, and a $221.4 million decrease in other operating revenues in 2004.

      In accordance with Emerging Issues Task Force Issue No. 03-6 “Participating Securities and the Two — Class Method under FASB Statement 128,” diluted earnings per common share are calculated as net income after preferred dividends, less undistributed income allocated to preferred stockholders, divided by the sum of weighted average common shares outstanding and common share equivalents. For earnings per share purposes, common share equivalents do not include an assumed conversion of preferred securities. For the year ended December 31, 2004, the Company had a loss of $0.17 per diluted common share, compared to a loss of $3.27 per diluted common share for the year ended December 31, 2003.

      “Securitization income” was $329.3 million for the year ended December 31, 2004, a $155.9 million or 89.9% increase from $173.4 million for the year ended December 31, 2003. The following table details “Securitization income” for the years ended December 31, 2004, 2003 and 2002, respectively.

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Loss on new securitizations of receivables to the Metris Master Trust:
Defeasance of maturing ABS series into conduit	$(94,567)	$(35,260)	$—
Amortizing term series financing	(1,246)	—	—
Establishment of a new conduit	—	(19,954)	(445)
New term ABS transactions	(47,808)	—	(70,133)

	(143,621)	(55,214)	(70,578)
(Loss) gain on replenishment of receivables to the Metris Master Trust	(88,193)	(161,743)	28,706
Discount accretion	254,455	308,912	305,327
Interest-only revenue	292,710	221,331	452,268
Change in fair value	114,515	(71,669)	(342,080)
Transaction and other costs	(100,556)	(68,250)	(50,126)

Securitization income	$329,310	$173,367	$323,517

      The increase in “Securitization income” is due primarily to a decrease in “Loss on replenishment of receivables to the Metris Master Trust” of $73.6 million, an improvement in the “Change in fair value” of $186.2 million and an increase in “Interest-only revenue” of $71.4 million. These improvements were partially offset by an $88.4 million increase in “Loss on new securitization of receivables to the Metris Master Trust,” a $54.5 million reduction in “Discount accretion” and a $32.3 million increase in “Transaction and other costs.”

      “Loss on new securitizations of receivables to the Metris Master Trust” was $143.6 million for the year ended December 31, 2004, an $88.4 million or 160% increase from $55.2 million for the year ended December 31, 2003. The $143.6 million loss in 2004 relates to $2.8 billion of new securitizations and defeasances with an average term of 19 months-to-maturity, compared to $1.3 billion of new securitizations and defeasances with an average term of 12 months-to-maturity during the same period in 2003.

      “Loss on replenishment of receivables to the Metris Master Trust” was $88.2 million for the year ended December 31, 2004, a decrease of $73.5 million or 45.5% from $161.7 million for the year ended December 31, 2003. The improvement was primarily due to a $29.7 million decrease resulting from higher projected excess spreads, a $21.6 million decrease resulting from lower volumes of replenished receivables sold to the Metris Master Trust, and an $11.9 million decrease due to a reduction in the weighted average months-to-maturity on the outstanding securitization transactions.

      “Discount accretion” was $254.5 million for the year ended December 31, 2004, a $54.4 million or 17.6% decrease from $308.9 million for the year ended December 31, 2003. The decrease was primarily due to lower receivable balances and the resulting lower contractual retained interest held in the Metris Master Trust and lower spread reserve deposits due to improved Metris Master Trust performance.

      “Change in fair value” was income of $114.5 million for the year ended December 31, 2004, compared to a $71.7 million loss for the year ended December 31, 2003. The “Change in fair value” for the year ended December 31, 2004, was primarily due to a $56.5 million increase in the fair value of contractual retained interest and excess transferor’s interest related to the early pay-down of our variable funding conduits, a $44.1 million increase in the fair value of spread accounts receivable related to the early pay-down of our variable funding conduits and the release of restricted cash due to higher excess spreads, and a $10.5 million increase in the fair value of the interest-only strip receivable related to a $73.5 million increase due to higher projected excess spreads, partially offset by a $63.0 million decrease due to receivable attrition and matured securitization transactions. The $71.7 million loss in “Change in fair value” for the year ended December 31, 2003, was primarily due to an increase in the discount against spread accounts receivable due to additional excess spread cash flows in the Metris Master Trust being restricted from release.

      “Interest-only revenue” was $292.7 million for the year ended December 31, 2004, a $71.4 million or 32.3% increase from $221.3 million for the year ended December 31, 2003. The increase was due to a 207-basis-point increase in the weighted average excess spread in the Metris Master Trust, partially offset by a $2.1 billion decrease in average principal receivables.

      “Transaction and other costs” were $100.6 million for the year ended December 31, 2004, a $32.3 million or 47.3% increase from $68.3 million for the year ended December 31, 2003. The increase in costs in 2004 relates primarily to $800 million of new ABS securitizations, a $500 million amortizing term series financing and the establishment of a $1.2 billion two-year variable funding conduit. In addition, during 2004 transaction fees were incurred related to commitment fees for MBIA insurance coverage on future asset-backed transactions and a mark-to-market valuation adjustment on interest rate caps. The $68.3 million in costs during 2003 relates primarily to $850 million of variable conduit financing and $622 million of amortizing term series financing.

      “Servicing income on securitized receivables” was $133.7 million for the year ended December 31, 2003, a $42.9 million or 24.3% decrease from $176.6 million for the year ended December 31, 2003. This reflects a $2.1 billion decrease in average principal receivables held by the Metris Master Trust for the year ended December 31, 2004, compared to 2003.

      “Credit card loan and other interest income” and “Credit card loan fees, interchange and other income,” totaled $42.1 million for the year ended December 31, 2004, a $127.9 million or 75.2% decrease from $170.0 million for the year ended December 31, 2003. The cumulative decrease resulted primarily from the reduction in average owned credit card loans of $431.4 million year over year.

      “Enhancement services income” was $25.1 million for the year ended December 31, 2004, a $82.8 million or 76.7% decrease from $107.9 million for the year ended December 31, 2003. This decrease resulted from the sale of our membership club and warranty business in July 2003. Remaining “Enhancement services income” is primarily commission revenue that Direct Merchants Bank earns on membership club and warranty products sold to the Bank’s credit card customers under a marketing agreement with the third-party purchaser of that business and income generated from certain products not sold to that purchaser.

      “Interest expense” was $60.4 million for the year ended December 31, 2004, a $14.0 million or 18.8% decrease from $74.4 million for the year ended December 31, 2003. This decrease resulted primarily from a reduction in interest costs of $28.3 million resulting from the sale in the third quarter of 2003 of the portfolio of certificates of deposit (“CDs”) held by Direct Merchants Bank, which was partially offset by an increase in interest costs on debt of $14.3 million.

      “Provision for loan losses” was income of $4.8 million for the year ended December 31, 2004, a $131.4 million or 103.8% increase from expense of $126.6 million for the year ended December 31, 2003. This decrease resulted from the $431.4 million reduction in average owned “Credit card loans” between the two periods, as well as slightly improved credit quality in the owned loan portfolio.

      “Credit card account and other product solicitation and marketing expenses” were $78.7 million for the year ended December 31, 2004, a $14.6 million or 15.6% decrease from $93.3 million for the year ended December 31, 2003. The decrease resulted primarily from a $40.5 million reduction in marketing expenses on our membership club and warranty business that was sold during the third quarter of 2003. The decrease was partially offset by an increase in acquisition and other portfolio marketing costs of

$25.9 million. This increase resulted from an increase in new account origination from approximately 316,000 accounts in 2003 to approximately 480,000 accounts in 2004.

      “Employee compensation” was $141.4 million for the year ended December 31, 2004, a $34.1 million or 19.4% decrease from $175.5 million for the year ended December 31, 2003. This decrease resulted from a reduction in the average number of employees during 2004 to 2,299 from an average of 3,277 employees during 2003. The reduction in the average number of employees resulted from the lower number of employees required to service fewer gross active account and from the sale of our membership club and warranty business during 2003.

      “Data processing services and communications,” “Credit protection claims expense,” “Occupancy and equipment” and “Purchased portfolio premium amortization” totaled $103.7 million for the year ended December 31, 2004, a $57.5 million or 35.7% decrease from $161.2 million for the year ended December 31, 2003. This cumulative decrease resulted primarily from the sale of the membership club and warranty business and the significant reduction in our credit card operations.

      “Other” expenses were $89.6 million for the year ended December 31, 2004, a $2.9 million or 3.1% decrease from $92.5 million for the year ended December 31, 2003. The following table illustrates the components of “Other” expenses for the years ended December 31, 2004, 2003 and 2002, respectively.

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
MasterCard/ Visa assessment and fees	$6,862	$9,243	$13,869
Credit card fraud losses	2,258	3,821	8,647
Enhancement services claims	1,709	1,700	6,991
Legal fees	7,241	6,033	3,092
Collection and risk management	13,635	15,268	10,316
Other professional fees	20,043	26,995	42,191
General and administrative expenses	23,930	29,455	37,623
Other	13,882	—	—

Total other expenses	$89,560	$92,515	$122,729

The other component of “Other expenses” for the year ended December 31, 2004 is primarily comprised of expenses related to the two debt prepayments made during the fourth quarter of 2004, including prepayment penalties and the write-off of capitalized debt costs.

      “Total expenses” in 2004 included $5.2 million that primarily was related to employment severance costs resulting from workforce reductions. “Total expenses” in 2003 also included $8.3 million related to workforce reductions, $20.8 million in write-downs of excess property, equipment and operating leases, a $22.0 million write-off of purchased portfolio premium, a $5.1 million write-off of capitalized commitment fees, and a $33.0 million loss recognized during 2003 related to the sale of the Bank’s portfolio of CDs, which are classified as “Asset impairment, lease write-off and severance” on the consolidated statements of income.

      The effective income tax rate was 39.7% for the year ended December 31, 2004 compared to 32.0% for the year ended December 31, 2003. The effective tax rates for both years differ from statutory tax rates due to tax credit utilization limitations and permanent and other differences between tax accounting rules and GAAP. The 2004 effective tax rate was higher than statutory tax rates because there was pre-tax income. The 2003 effective tax rate was lower than statutory tax rates because there was a pre-tax loss.

Retained Interests in Loans Securitized

      Our credit card receivables are primarily funded through asset-backed securitizations. Upon securitization, we remove the applicable credit card loans from our balance sheet and recognize the retained interests in loans securitized at their allocated carrying value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial

Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“SFAS No. 140”). We sell some assets to the Metris Master Trust at the inception of a securitization series. We also sell receivables to the Metris Master Trust on a daily basis to replenish principal receivable balances that have decreased due to payments and charge-offs. The difference between the allocated carrying value and the proceeds from the assets sold is recorded as a gain or loss on sale and is included in “Securitization income.” At the same time, we recognize “Retained interests in loans securitized.” The “Retained interests in loans securitized” are financial assets measured at fair value consistent with trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and include our contractual retained interests, an interest-only strip receivable, excess transferor’s interests, and spread accounts receivable. The contractual retained interests consist of non-interest bearing securities held by us. The interest-only strip receivable represents the present value of the excess of the estimated future interest and fee collections expected to be generated by the securitized loans over the period such loans are projected to be outstanding over the interest paid on investor certificates, credit losses, contractual servicing fees and other expenses. The excess transferor’s interests represent principal receivables held in the Metris Master Trust in excess of the contractual retained interests. Spread accounts receivable represent restricted cash reserve accounts held by the Metris Master Trust that can be used to fund payments due securitization investors and credit enhancers if cash flows are insufficient. Cash held in spread accounts is released to us if certain conditions are met or a securitization series terminates with amounts remaining in the related spread accounts. The fair value of the “Retained interests in loans securitized” is determined through estimated cash flows discounted at rates that reflect the level of subordination, the projected repayment term and the credit risk of the securitized loans.

      The following summarizes our “Retained interests in loans securitized” as of December 31, 2004 and December 31, 2003.

Table 2:     Retained Interests in Loans Securitized

	December 31,	December 31,
	2004	2003

	(In thousands)
Contractual retained interests	$537,945	$542,014
Excess transferor’s interests	105,237	48,775
Interest-only strip receivable	82,672	16,039
Spread accounts receivable	58,281	230,073

Retained interests in loans securitized	$784,135	$836,901

      “Retained interests in loans securitized” were $784.1 million as of December 31, 2004, a $52.8 million or 6.3% decrease from $836.9 million as of December 31, 2003. The decrease is due to a $171.8 million decrease in spread accounts receivable and a $4.1 million decrease in contractual retained interests, partially offset by a $66.6 million increase in interest-only strip receivable and a $56.5 million increase in excess transferor’s interests.

      The contractual retained interests were $537.9 million as of December 31, 2004, a $4.1 million or 0.8% decrease from $542.0 million as of December 31, 2003. The decrease resulted from a $1.4 billion reduction in principal receivables in the Metris Master Trust and the resulting lower contractual retained interest held, partially offset by a 1.65% increase in the weighted average enhancement level and a 4.3-month decrease in the weighted average months-to-maturity on the outstanding series of securities issued by the Metris Master Trust. The increase in the weighted average enhancement level is due to higher enhancement requirements on recent ABS transactions compared to series that matured during the year.

      The excess transferor’s interests were $105.2 million as of December 31, 2004, a $56.4 million or 115.6% increase from $48.8 million as of December 31, 2003, due primarily to the pay-down of our variable funding conduits.

      The interest-only strip receivable was $82.7 million as of December 31, 2004, a $66.7 million or 416.9% increase from $16.0 million as of December 31, 2003. The increase is due to higher projected excess spreads from the receivables held in the Metris Master Trust, partially offset by a lower aggregate amount of receivables. The projected excess spread has increased from 0.50% at December 31, 2003 to 2.58% at December 31, 2004 primarily due to a decrease in the projected principal default rates, partially offset by net yield compression resulting from a projected increase in interest rates.

      Spread accounts receivable were $58.3 million as of December 31, 2004, a $171.8 million or 74.7% decrease from $230.1 million as of December 31, 2003. The decrease is due to restricted cash released to us during 2004 resulting from improved excess spreads in the Metris Master Trust, partially offset by an increase in non-performance-based reserves resulting from securitization transactions during the year.

      For more information on restricted cash, see the Off Balance Sheet Arrangements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 43-45.

      At least quarterly, we adjust our valuation of the “Retained interests in loans securitized” to reflect changes in the amount and expected timing of future cash flows. The significant factors that affect the timing and amount of cash flows relate to collateral assumptions, which include payment rate, default rate, gross yield and discount rate. These values can, and will, vary as a result of changes in the amount and timing of the cash flows and the underlying economic assumptions. The discount rates used to estimate the fair value of the retained interest assets are commensurate with the risk associated with the underlying expected future cash flows. Indicators of the level of risk inherent in the portfolio include delinquency and loss rates and expectations surrounding interest rates. Other factors that would impact the risk assessment include changes to our corporate capital structure, corporate ratings, or securitization enhancement levels. Changes in expectations as to the level of risk related to future cash flows may result in changes to the discount rate assumption. (See Critical Accounting Estimates on pages 31-33 for more information on the valuation of the “Retained interests in loans securitized.”)

      The significant assumptions we use in estimating the fair value of the “Retained interests in loans securitized” are as follows:

	At

	December 31,

	2004	2003

Monthly payment rate	7.6%	6.7%
Gross yield(1)	25.9%	25.4%
Annual interest expense and servicing fees	5.0%	4.2%
Annual gross principal default rate	18.4%	20.7%
Discount rate:
Contractual retained interests	16.0%	16.0%
Excess transferor’s interests	16.0%	16.0%
Interest-only strip receivable	30.0%	30.0%
Spread accounts receivable	16.0%	15.3%
Weighted average months-to-maturity	20.1	24.5
Weighted average enhancement level(2)	12.1%	9.9%

(1)	Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries. Gross yield for purposes of estimating fair value does not include cash flows from interchange income or cash advance fees.

(2)	Includes contractual retained interest and required minimum spread reserve deposits.

      During the third quarter of 2004 the Company made the following assumption changes to the valuation of retained interests:

•	The discount associated with the variable conduits has been determined the remaining life of the conduit financing facility. Previously, the discount was determined assuming 24 months to maturity.

•	Requisite deposits used to cover interest expense during the accumulation period associated with the defeasance of maturing term asset back securities are assumed to have a market value of zero. Previously, the model estimated the amount of funds that would be returned to the company, and discounted this amount at 15.25% to determine the market value.

•	Interest earned on spread accounts receivable is now calculated as a monthly cash flow in the valuation of the spread reserve deposits using the current LIBOR yield curve. Previously, the discount rate applied to the spread reserve deposits was reduced to account for the interest income earned.

•	The weighted average months to maturity used to determine the market value of the contractual retained interest is based on a 365 day calendar, versus a 360 day calendar in previous models.

      At December 31, 2004, the sensitivity of the current fair value of the “Retained interests in loans securitized” to immediate 10% and 20% adverse changes are as follows (in millions):

	Adverse Impact on Fair Value

	10% Adverse	20% Adverse
	Change	Change

Annual discount rate	$20.1	$39.6
Monthly payment rate	83.6	212.4
Gross yield	85.7	197.0
Annual interest expense and servicing fees	8.0	15.7
Annual gross principal default rate	63.2	124.3

      As the sensitivity indicates, the fair value of the Company’s “Retained interests in loans securitized” on its balance sheet, as well as reported earnings, could differ significantly if different assumptions or conditions prevail.

Credit Card Receivables

      Our delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of our various credit card account portfolios, the success of our collection efforts and general economic conditions. The average age of our credit card portfolio affects the stability of delinquency and loss rates. In order to minimize losses, we continue to focus our resources on refining our credit underwriting standards for new credit card accounts and on collection efforts.

      We also use credit line assignment, customer transaction authorization controls, and account management strategies to minimize loan losses. Our internal risk models determine initial credit lines at the time of underwriting. We manage credit lines on an ongoing basis and adjust them based on customer usage, risk profile and payment patterns. We continually monitor customer accounts and initiate appropriate collection activities when an account is delinquent or overlimit.

Delinquencies

      It is our policy to accrue interest and fee income on all credit card accounts, except in limited circumstances, until we charge-off the account. In November 2002, we stopped billing late fees once an account became greater than 120 days contractually delinquent, and in March 2003, we stopped billing overlimit fees once an account became greater than 120 days contractually delinquent. Past-due accounts are re-aged to current status only after we receive at least three minimum payments or the equivalent cumulative amount. Accounts can only be re-aged to current status once every 12 months and two times every five years. Accounts entering long-term fixed payment debt management programs may receive a re-age upon entering the debt management program (“workout re-age”). Workout re-ages can only occur after receipt of at least three consecutive minimum monthly payments, or the equivalent cumulative amount, as defined by the debt management program. Workout re-ages can only occur once in five years, in accordance with FFIEC guidelines. Table 3 presents the delinquency trends of our owned credit card loan portfolio as of the dates specified below.

Table 3:     Loan Delinquency

	December 31,	% of	December 31,	% of	December 31,	% of
	2004	Total	2003	Total	2002	Total

	(Dollars in thousands)
Loans outstanding	$68,230	100%	$128,615	100%	$846,417	100%
Loans contractually Delinquent:
30 to 59 days	1,750	2.6%	5,015	3.9%	1,673	0.2%
60 to 89 days	1,722	2.5%	4,888	3.8%	2,121	0.2%
90 or more days	4,309	6.3%	10,406	8.1%	4,082	0.5%

Total	$7,781	11.4%	$20,309	15.8%	$7,876	0.9%

      As part of our overall portfolio management, we sell portfolios of delinquent credit card accounts to third parties from time to time. These transactions have a direct effect on our delinquency dollars and rates. Excluding the sale of $72.5 million of 2-cycle plus delinquent assets in December 2002, the delinquency ratio would have been 8.7% as of December 31, 2002. The decrease in the delinquency rate as of December 31, 2004, versus December 31, 2003, primarily reflects the sale of approximately $38 million in “Credit card loans” during the second quarter of 2004, which had a higher average delinquency rate than the remainder of the owned loan portfolio, and improvement in the overall credit quality of the remaining receivables in the owned portfolio.

Net Charge-offs

      Net charge-offs are the principal amount of losses from cardholders unwilling or unable to make minimum payments, bankrupt cardholders and deceased cardholders, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged-off against the applicable revenue line item at the time of charge-off. We charge-off and take accounts as a loss (i) within 60 days following formal notification of bankruptcy; (ii) at the end of the month during which most unsecured accounts become contractually 180 days past due; (iii) at the end of the month during which unsecured accounts that have entered into a credit counseling or other similar programs and later become contractually 120 days past due; (iv) at the end of the month during which secured accounts become contractually 120 days past due after first reducing the loss by the secured deposit; or (v) within 120 days of notification of the death of a cardholder.

      In the owned portfolio, charge-offs due to bankruptcies were $4.3 million, representing 14.9% of total gross charge-offs, for the year ended December 31, 2004, and $32.6 million, representing 42.5% of total gross charge-offs, for the year ended December 31, 2003. We enter into forward-flow agreements with third parties for the sale of a majority of charged-off accounts. When appropriate, we place accounts with external collection agencies or attorneys.

      Table 4 presents our owned net charge-offs for the periods indicated as reported in the consolidated financial statements:

Table 4:     Net Charge-offs

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Average credit card loans	$87,317	$518,705	$1,305,127
Net charge-offs	30,267	137,015	325,351

Net charge-off ratio	34.7%	26.4%	24.9%

      The sale of portfolios of delinquent credit card accounts and other credit card portfolios has a direct effect on our charge-off dollars and rates as any reduction in the loan’s value is reflected as a charge-off. During 2004, we sold approximately $38 million in loans that resulted in a charge-off of $10.2 million. During 2003, we sold two portfolios of delinquent accounts approximating $69.0 million, resulting in a $62.3 million charge-off. During 2002, we sold two portfolios of delinquent accounts approximating $120 million, resulting in a $101.5 million charge-off.

      We also take accounts as a loss when they are identified as fraud losses no later than 90 days from discovery. These charge-offs are included in “Other” expenses on the consolidated statements of income.

Provision and Allowance for Loan Losses

      We record “Provision for loan losses” in amounts necessary to maintain the allowance at a level sufficient to absorb anticipated probable loan losses inherent in the existing loan portfolio as of the balance sheet date.

      In order to mitigate credit losses, we have focused our collection efforts to aggressively address any potential delinquency increases. We also leverage debt management programs and credit counseling services for qualifying cardholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees and other incentives to induce the customer to continue making payments. The amount of owned receivables in debt management programs was $3.5 million or 5.1% of total “Credit card loans” as of December 31, 2004, compared to $6.2 million or 4.8% of total “Credit card loans” as of December 31, 2003. All delinquent receivables in debt management programs are included in Table 3.

      The “Provision for loan losses” for the year ended December 31, 2004, was income of $4.8 million, compared to an expense of $126.6 million in 2003. The decrease in the “Provision for loan losses” in 2004 compared to 2003 primarily reflects the decrease in the owned “Credit card loans” during the year and the improved credit quality of our portfolio of owned credit card loans. The “Allowance for loan losses” was $12.4 million as of December 31, 2004, versus $45.5 million as of December 31, 2003.

      We believe the allowance for loan losses is adequate to cover probable future losses inherent in the loan portfolio under current conditions. However, we cannot give assurance as to future credit losses that may be incurred in connection with our loan portfolio, nor can we provide assurance that the established allowance for loan losses will be sufficient to absorb all potential future losses.

Balance Sheet Analysis

Short-Term Investments

      “Short-term investments” were $43.1 million as of December 31, 2004 a decrease of $30.0 million or 41.0% from $73.1 million as of December 31, 2003. The decrease resulted primarily from a re-allocation of “Short-term investments” to “Available for sale securities” due to more attractive investment returns on those securities.

Available for Sale Securities

      “Available for sale securities” were $306.4 million as of December 31, 2004, an increase of $258.4 million or 538.3% from $48.0 million as of December 31, 2003. The increase was due to an overall increase in excess cash available for investment that resulted from the net release of $218.6 million in cash primarily as a result of improved performance of the Metris Master Trust.

Credit Card Loans

      “Credit card loans” were $68.2 million as of December 31, 2004, a decrease of $60.4 million or 47.0% from $128.6 million as of December 31, 2003. The decrease is primarily the result of loans charged off and the sale of $38.0 million in “Credit card loans” to a third party during the second quarter of 2004.

Property and Equipment

      “Property and equipment, net” was $24.1 million at December 31, 2004, a decrease of $9.6 million or 28.5% from $33.7 million as of December 31, 2003. The decrease resulted primarily from normal depreciation of property and equipment during the year.

Other Receivables Due from Credit Card Securitizations, Net

      “Other receivables due from credit card securitizations, net” were $68.0 million at December 31, 2004, a decrease of $12.7 million or 15.7% from $80.7 million as of December 31, 2003. This decrease resulted primarily from a $1.5 billion decrease in the receivables held by the Metris Master Trust between the two dates.

Other Assets

      “Other assets” were $63.2 million as of December 31, 2004, a decrease of $18.6 million or 22.7% from $81.8 million at December 31, 2003. This decrease resulted primarily from a $7.7 million decrease in the fair value of interest rate caps, a $6.8 million decrease in current taxes receivable, and a $5.0 million decrease in other receivable amounts.

Debt

      “Debt” was $373.6 million as of December 31, 2004, an increase of $23.2 million or 6.6% from $350.4 million at December 31, 2003. The increase resulted from our new $300 million term loan that matures in May 2007, largely offset by the paydown of $95.3 million outstanding on our $125 million term loan which came due June 2004, and the early repayment of our $100 million Senior Notes which were due in November 2004. Also, during the fourth quarter of 2004, we made two optional prepayments totaling $75 million on our $300 million term loan.

Deferred Income

      “Deferred income” was $10.5 million as of December 31, 2004, a decrease of $7.6 million or 42.0% from $18.1 million as of December 31, 2003. The decrease primarily related to the continued decline in the number of memberships retained by us following the sale of our membership club and warranty business in the third quarter of 2003.

Accrued Expenses and Other Liabilities

      “Accrued expenses and other liabilities” were $109.0 million at December 31, 2004, an increase of $33.0 million or 43.4% from $76.0 million at December 31, 2003. The increase was due primarily to a $33.1 million increase in current taxes payable and a $15.6 million increase in our deferred tax liability, partially offset by a $15.7 million decrease in accrued compensation and other accrued expenses.

Off Balance Sheet Arrangements

      Our operations are funded primarily through asset-backed securitizations of principal receivables on credit card accounts. Our securitizations involve selling pools of both current and future principal receivable balances on credit card accounts. We retain the servicing of the receivables, and we also currently maintain a qualified back-up servicer. Our securitizations are treated as sales under GAAP and the receivables are removed from our consolidated balance sheets (except for any retained interests in the securitization). We primarily securitize receivables by selling them to the Metris Master Trust, a proprietary, non-consolidated trust, through public and private asset-backed securitizations or multi-seller commercial paper conduits.

      The Metris Master Trust was formed in May 1995 pursuant to a pooling and servicing agreement, as amended. MRI, one of our special purpose entity subsidiaries, transfers receivables in designated accounts to the Metris Master Trust. The Metris Master Trust may, and does from time to time, issue securities that represent undivided interests in the receivables in the Metris Master Trust. These securities are issued by series, and each series typically has multiple classes of securities. Each series, or class within a series, may have different terms. The different classes of an individual series are structured to obtain specific debt ratings. As of December 31, 2004, 12 series of publicly and privately issued securities were outstanding. MRI currently retains the most subordinated class of securities in each series, and all other classes are issued to non-affiliated third parties. These securities are interests in the Metris Master Trust only and are not obligations of MRI, MCI, Direct Merchants Bank or any other subsidiary of the Company. The interest in the Metris Master Trust not represented by any series of securities issued by the Metris Master Trust also belongs to MRI and is known as the transferor’s interest.

      Generally, each series involves an initial reinvestment period, referred to as the “revolving period,” in which principal payments on receivables allocated to such series are returned to MRI and reinvested in new principal receivables arising in the accounts. After the revolving period ends, principal payments allocated to the series are then accumulated and used to repay the investors. This period is referred to as the “accumulation period,” and is followed by a “controlled amortization period” wherein investors are repaid their invested amount. Currently, the Metris Master Trust does not have any series in an accumulation period or controlled amortization period. The scheduled accumulation and amortization periods are set forth in the securitization agreements governing each series. However, all series set forth certain events by which amortization can be accelerated, referred to as “early amortization.” Reasons early amortization could occur include: (i) one- or three-month average of portfolio collections, less principal and finance charge charge-offs, financing costs and servicing costs, would drop below levels between 0.0% and 1.0%; (ii) negative transferor’s interest within the Metris Master Trust, or; (iii) failure to obtain funding during an accumulation period for a maturing series. New receivables in designated accounts cannot be funded from a series that is in early amortization. We do not currently have any series that are in early amortization.

      In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Metris Master Trust. This restricted cash provides additional security to the investors in the Metris Master Trust. We include cash restricted from release in the Metris Master Trust at its fair value within “Retained interests in loans securitized” on our consolidated balance sheets. The triggers are usually related to the performance of the Metris Master Trust, specifically the average excess spread over a one-to three-month period.

      The cash restricted from release is limited to the amount of excess spread generated in the Metris Master Trust on a cash basis. During periods of lower excess spreads, the maximum amount of cash required to be restricted in the Metris Master Trust may not be generated. During those periods, all excess cash normally released to MRI will be restricted from release. Once the maximum amount of cash required to be restricted is restricted from release or excess spreads improve, cash can again be released to MRI. Table 5 presents the cash restricted from release as of December 31, 2004 and 2003, respectively.

Table 5:     Cash Restricted from Release

	December 31,

	2004	2003

	(In thousands)
Cash restricted due to performance	$36,367	$255,373
Cash restricted due to corporate debt ratings	13,187	21,429
Cash restricted due to defeasance of 2001-1	—	12,200
Other non-performance based cash restricted	37,770	16,902

Total cash restricted	$87,324	$305,904

      The $218.6 million decrease in cash restricted due to performance between December 31, 2003 and December 31, 2004, is primarily due to improving excess spreads in the Metris Master Trust. The $20.9 million increase in other cash restricted due to non-performance between December 31, 2003 and December 31, 2004, is due to the additional enhancement required on new transactions. The $8.2 million decrease in cash restricted for corporate debt ratings between December 31, 2003 and December 31, 2004, resulted from the maturity of Series 1999-1. We expect the release of a significant portion of the remaining performance based restricted cash during 2005.

      The following table generally illustrates the maximum amount of cash (as a percentage of outstanding securitized principal receivables) that could be held by the Metris Master Trust Trustee as additional collateral if the one-month and three-month average excess spread of the Metris Master Trust were within various ranges:

Cash Basis Net Excess Spread	Maximum Restricted

greater than 5.5%	—
5.0% – 5.5%	0.5% – 1.0%
4.5% – 5.0%	0.5% – 1.5%
4.0% – 4.5%	1.0% – 2.0%
3.5% – 4.0%	1.0% – 3.0%
3.0% – 3.5%	1.0% – 4.0%
less than 3.0%	4.5% – 5.0%

      On a monthly basis, each series is allocated its share of finance charge and fee collections, which are used to pay investors interest on their securities, pay their share of servicing fees and reimburse investors for their share of losses due to charge-offs. Amounts remaining may be deposited in cash accounts of the Metris Master Trust as additional protection for future losses. Once each of these obligations is fully met, remaining finance charge collections, if any, are returned to us. Principal receivables held by the Metris Master Trust were $6.1 billion and $7.5 billion as of December 31, 2004 and 2003, respectively.

      The following table shows the average annualized yields, defaults, costs and excess spreads for the Metris Master Trust on a cash basis:

	Year Ended December 31,

	2004		2003		2002

	(Dollars in thousands)
Gross yield(1)	$1,800,905	26.94%	$2,367,452	26.84%	$2,564,009	26.41%
Annual principal defaults	1,219,529	18.20%	1,803,022	20.41%	1,587,095	16.28%

Net portfolio yield	581,376	8.74%	564,430	6.43%	976,914	10.13%
Annual interest expense and servicing fees	255,649	4.02%	316,992	3.78%	406,826	4.36%

Net excess spread	$325,727	4.72%	$247,438	2.65%	$570,088	5.77%

(1)	Includes cash flows from finance charges, late, overlimit and cash advance fees, bad debt recoveries, interchange income and debt waiver fees.

      Revenues and expenses generated from the Metris Master Trust are found in the “Securitization income” and “Servicing income on securitized receivables” lines in the consolidated statements of income. Our interests retained in credit card receivables sold to the Metris Master Trust are recorded at fair value in “Retained interests in loans securitized” on the consolidated balance sheets. The cash flows generated from the Metris Master Trust are presented in Note 6 to the consolidated financial statements on pages 71-72 of this Report.

      Maintaining adequate liquidity in the Metris Master Trust is, and will continue to be, at the forefront of our business objectives. Additional information regarding off balance sheet arrangements is set forth under Liquidity, Funding and Capital Resources below. Additional information regarding the accounting for our “Retained interests in loans securitized” can be found in Note 2 — Significant Accounting Policies on pages 61-68 of this Report and on pages 31-33 under Critical Accounting Estimates.

Liquidity, Funding and Capital Resources

      One of our primary financial goals is to maintain an adequate level of liquidity through active management of our assets and liabilities. Liquidity management is a dynamic process, affected by changes in the characteristics of our assets and liabilities and short- and long-term interest rates and by the capital markets. We use a variety of financing sources to manage liquidity, funding and interest rate risks. Table 6 summarizes our funding and liquidity as of December 31, 2004 and 2003, respectively.

Table 6:     Liquidity, Funding and Capital Resources

	December 31, 2004			December 31, 2003

	DMCCB	Other	Consolidated	DMCCB	Other	Consolidated

	(In thousands)
Cash and due from banks	$25,340	$(142)	$25,198	$29,399	$2,677	$32,076
Federal funds sold	22,450	—	22,450	25,300	—	25,300
Short-term investments	12,599	30,471	43,070	53,854	19,280	73,134
Available for sale securities	107,138	199,271	306,409	17,975	30,000	47,975

Total liquid assets	$167,527	$229,600	$397,127	$126,528	$51,957	$178,485

      Our “Available for sale securities” portfolio consists solely of investments in AA/ Aa2 or higher rated auction rate securities. Auction rate securities are term debt and/or equity securities earning income at a rate that is frequently reset to reflect current market conditions via an auction. The following table illustrates the fair value of term debt and equity auction rate securities outstanding at December 31, 2004 and 2003. Equity securities available for sale are those auction rate securities with perpetual maturity dates.

	Fair Value and Cost of
	Available for Sale
	Securities Outstanding
	as of December 31,

Debt Securities	2004	2003

	(In thousands)
Legal Final Maturity Date
Less than 1 year	$10,000	$—
1 year — 5 years	10,000	—
5 years — 10 years	—	—
Over 10 years	24,420	—

Total Debt Securities	$44,420	$—

Equity Securities	261,989	47,975

Total Available for Sale Securities	$306,409	$47,975

      Actual maturies of our available for sale debt securities will vary from their legal final maturity because on each reset date, we buy and sell securities at par. As of December 31, 2004 and 2003, reset dates ranged from 2 to 31 days. At all times we invest in securities with reset dates of 90 days or less. The auction rate securities market is large and liquid, with over $250 billion of securities currently outstanding. However, in the event of a failed auction, we may not be able to sell securities until the next successful auction or legal final maturity.

      The following tables detail our outstanding on- and off-balance sheet funding as of December 31, 2004 and 2003, including any unused capacity as of those dates.

	December 31, 2004		December 31, 2003

		Unused		Unused
	Outstanding	Capacity	Outstanding	Capacity

	(In thousands)
On-balance sheet funding
10% senior notes — November 2004	—	N/A	100,000	N/A
10.125% senior notes — July 2006	148,624	N/A	147,724	N/A
Term loan — June 2004	—	N/A	101,679	N/A
Term loan — May 2007	225,000	N/A	—	N/A
Other	—	N/A	1,045	N/A
Deposits	3,407	N/A	6,262	N/A

Subtotal	377,031	N/A	356,710	N/A
Off-balance sheet funding
Metris Master Trust:
Term asset-backed securitizations with various maturities through February 2009	4,950,000	—	6,400,000	—
Conduits — matured March 2004	—	—	196,000	654,000
Amortizing term series — matured February 2004	—	—	99,200	—
Conduits — maturing April 2006	360,000	840,000	—	—

Subtotal	5,310,000	840,000	6,695,200	654,000

Total	$5,687,031	$840,000	$7,051,910	$654,000

      We have the following term asset-backed securitizations outstanding as of December 31, 2004:

Asset-Backed Securitization	Amount	Expected Final Payment Date(s)

	(In thousands)
Series 2002-3	$900,000	May 20, 2005 (defeased on February 1, 2005)
Series 2000-3	500,000	October 20, 2005 and November 21, 2005
Series 1999-3	300,000	November 21, 2005
Series 2001-2	750,000	May 22, 2006 and June 20, 2006
Series 1999-2	500,000	July 20, 2006
Series 2004-2	600,000	October 20, 2006
Series 2004-1	200,000	April 20, 2007
Series 2002-4	600,000	May 21, 2007
Series 2002-1	300,000	January 20, 2009 and February 20, 2009
Series 2002-2	300,000	January 20, 2009 and February 20, 2009

Total	$4,950,000

      Our term asset-backed securitizations require the accumulation of principal cash payments received by the Metris Master Trust to fund the repayment of these obligations at the time of maturity. We typically achieve this by either obtaining a paired series funding vehicle or defeasing the maturing bonds with draw downs on existing conduit facilities or other funding vehicles prior to the start of the accumulation period.

      The weighted-average interest rates on outstanding funding as of December 31, 2004 and 2003, were as follows:

	December 31, 2004	December 31, 2003

Senior Secured Credit Agreement	—	16.6%
Senior Notes — 2004	—	10.0%
Senior Notes — 2006	10.2%	10.3%
Term Loan — 2007	11.3%	—
Other	—	12.3%
Deposits	2.3%	2.2%
Metris Master Trust	2.4%	1.9%

      The 50-basis-point increase in the weighted-average interest rate on the Metris Master Trust was primarily due to the increase in LIBOR, which is the index rate for these funding vehicles. LIBOR increased from 1.1% as of December 31, 2003, to 2.4% as of December 31, 2004.

      During 2003, we had net proceeds of approximately $0.7 billion, from transfers of credit card loans to the Metris Master Trust from Direct Merchants Bank. We used cash generated from these transactions to reduce borrowings and to fund our credit card loan portfolio. Currently, we assign all new eligible accounts to the Metris Master Trust shortly after the time of origination.

      As of December 31, 2004 and 2003, we had $5.5 million and $5.9 million, respectively, in letters of credit issued under a letter of credit facility agreement. We have pledged 110% collateral against our letters of credit, which is classified in “Other assets” on the consolidated balance sheets.

      We are bound by certain covenants under the Credit Agreement. Subject to certain exceptions, the $300 million Senior Secured Credit Agreement (“Credit Agreement”) requires the Company to prepay portions of the loan from net proceeds received from the issuance, in whatever form, of debt or equity by the Company or any of its affiliates, any insurance settlement or litigation award, and from any sale of assets (other than excluded asset sales) by the Company in excess of $10,000,000 in any fiscal year. We are in compliance with all covenants under the Credit Agreement. The Company has pledged substantially all of its assets as collateral under the Credit Agreement other than the assets of the Bank and Metris Receivables, Inc.

      As a result of recent interpretive changes to the treatment of Auction Rate Securities, we executed a Second Amendment to our Credit Agreement dated as of March 1, 2005 (a copy has been filed with this Form 10-K). Although no covenant breach was determined by any parties to the credit agreement, the Second Amendment provided for a waiver to the extent that any covenant breach may have occurred as a result of investments in Auction Rate Securities.

      Our contractual cash obligations as of December 31, 2004, were as follows:

	Less
	Than	One to	Four to	Over Five
	One Year	Three Years	Five Years	Years	Total

	(In thousands)
Long-term debt	$—	$373,624	$—	$—	$373,624
Operating leases	8,283	19,524	5,669	7,643	41,119
Contractual purchase obligations(1)	45,517	101,585	63,081	—	210,183
Deposits	3,407	—	—	—	3,407

Total	$57,207	$494,733	$68,750	$7,643	$628,333

(1)	Includes purchase obligations for goods and services covered by non-cancellable contracts and contracts containing cancellation fees.

      In addition to contractual cash obligations, open-to-buy on credit card accounts as of December 31, 2004, was $6.7 billion. While these amounts represent the total lines of credit available to our customers, we have not experienced, and do not anticipate, that all of our customers will exercise their entire available credit line at any given point in time. We also have the right to increase, reduce, cancel, alter or amend the terms for those available lines of credit at any time. See tables on page 9 of this Report for further information.

      In May 2004, we paid off the $95.3 million outstanding on our $125 million term loan due June 2004 and closed on a $300 million term loan that matures in May 2007. The proceeds of the loan were used in part for early repayment of our $100 million 10% Senior Notes that came due in November 2004. We used the balance of the proceeds from the loan for general corporate purposes. In November and December 2004, we made two optional prepayments of $50 million and $25 million, respectively, to the lenders on our term loan. The lenders were paid a contractual 5% prepayment premium as a result of the prepayments.

      During 2004, we increased our conduit capacity to $1.2 billion. This facility is a two-year conduit financing facility, maturing in April 2006. We utilized this conduit during the year to defease $1.75 billion in maturing asset-backed securitizations. We expect our receivable funding needs for the remainder of 2005 and 2006 to be covered by portfolio attrition and future asset-backed securitizations. We have $1.35 billion in remaining MBIA commitment to provide insurance coverage on future asset-backed securities transactions, of which $1.05 billion currently is available. The remaining $300 million of commitment will become available to us when the Series 1999-3 matures in 2005.

      Subsequent to December 31, 2004, we issued $52.8 million of asset-backed securities from the Metris Secured Note Trust 2004-2. The floating-rate class D secured notes were issued January 26, 2005 and mature on October 20, 2006, and were rated Ba2 and BB+ by Moody’s Investors Service, Inc. (“Moody’s”) and Fitch Inc. (“Fitch”), respectively. These notes were priced at one-month LIBOR plus 325 basis points. Proceeds from the issuance were used in part to make an optional $50 million prepayment on our unsecured 10.125% senior notes, which mature July 2006. Call premium on this prepayment was approximately 2.5% of the principal prepaid, or approximately $1.3 million, to the holders of the notes. The remaining principal outstanding on the original unsecured senior notes is $100 million after this prepayment. In addition, effective February 16, 2005, we exercised our option to reduce our conduit capacity from $1.2 billion to $1.0 billion.

      The Company’s 1998 through 2002 federal income tax returns are under examination by the Internal Revenue Service (“IRS”). Both the Company and the IRS have proposed adjustments involving the tax treatment of certain credit card fees as original issue discount (“OID”). These fees include late, overlimit, interchange, cash advance and annual fees. Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees create OID that should be deferred and amortized over the remaining life of the underlying credit card loans for tax purposes. As of December 31,

2004, and December 31, 2003, the Company had deferred cumulative federal income tax related to this issue of approximately $129 million and $179 million, respectively. The decrease is primarily attributable to the decrease in managed receivables. Our treatment of these fees is consistent with that of many other United States credit card issuers. Furthermore, we believe our treatment of these fees is appropriate based on relevant technical authority and specific guidance issued by the IRS regarding late fees. However, the timing and amount of any final resolution remain uncertain. We continue to work with the IRS to resolve this matter and do not expect to pay any incremental tax related to this issue in the next 12 months, nor do we expect the resolution of this matter to have a material adverse effect on future earnings.

Convertible Preferred Stock

      We have $514.5 million of Perpetual Convertible Preferred Stock outstanding. The preferred stockholders are entitled to receive quarterly dividends payable in additional shares of preferred stock. The preferred stockholders are entitled to receive cash dividends paid on our common stock based on the number of shares of common stock into which the preferred stock would convert on the record date of the dividend. Under certain circumstances, the preferred stockholders may also receive, in lieu of a dividend in additional shares of preferred stock, dividends payable in cash, property or other securities that are economically equivalent to additional shares of preferred stock if the Board of Directors determines that paying dividends in-kind would be inadvisable and the payment of such other dividend is approved by 80% of the Board of Directors, which 80% must include a majority of the directors elected by the preferred stockholders (or, if there are no such directors, must be approved by holders of a majority of the preferred stock). In addition, if a change in control were to occur, and an offer of redemption is not made, a change in control trigger event occurs and, among other things, the preferred stock dividend rate increases to 11.5% before December 9, 2008, and 15% thereafter, and dividends are due quarterly in cash. See further discussion in Note 10 — Convertible Preferred Stock on pages 73-74 of this Report.

      Our secured and unsecured debt is rated by Moody’s, Standard & Poor’s Rating Services (“S&P”) and Fitch. Factors affecting the various ratings include the overall health of the global/ national economy, specific economic conditions impacting the subprime consumer finance industry, and our overall financial performance, including earnings, credit losses, delinquencies, excess spreads in the Metris Master Trust and our overall liquidity. Certain of our term asset-backed securitizations require the restriction of cash if our corporate debt ratings go below certain levels. The table below illustrates the debt ratings of MCI as of December 31, 2004:

	Moody’s	S & P	Fitch

Senior unsecured debt	Caa2	CCC	B-

      During 2004, our corporate debt ratings, the Metris Master Trust’s ratings and the ratings of Direct Merchants Bank were upgraded. These upgrades reflect the continuing improvement we experienced in 2004, including improved performance in the Metris Master Trust, and have had a positive effect on our ability to obtain funding. In addition, access to funding may be at a more favorable cost and on terms more favorable to us than those recently available as a result of the improvement in our financial performance and asset quality. Currently, our outlooks from Moody’s, S&P and Fitch are “review for possible upgrade,” “positive” and “stable,” respectively.

Capital Adequacy

      As of December 31, 2004 the Company’s “Total Stockholders’ Equity” was $947.3 million, or 13.9% of total managed assets, compared to $909.2 million or 11.2% of total managed assets as of December 31, 2003.

      In the normal course of business, Direct Merchants Bank enters into agreements, or is subject to regulatory requirements, that result in cash, debt, and dividend or other capital restrictions.

      The Federal Reserve Act imposes various legal limitations on the extent to which banks can finance or otherwise supply funds to their affiliates. In particular, Direct Merchants Bank is subject to certain restrictions on any extensions of credit to us or other covered transactions, such as certain purchases of assets, with us and our affiliates. Such restrictions limit Direct Merchants Bank’s ability to lend to us and our affiliates. Additionally, Direct Merchants Bank is limited in its ability to pay dividends to us and our affiliates in accordance with the national bank dividend rules and the Modified Operating Agreement with the OCC.

      Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. Furthermore, FFIEC guidelines indicate that an institution with a concentration in subprime lending should hold one and one-half to three times the normal minimum capital required. At both December 31, 2004 and 2003, Direct Merchants Bank’s Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a “well-capitalized” depository institution under regulations of the OCC.

      Direct Merchants Bank and MCI have entered into a Capital Assurance and Liquidity Maintenance Agreement (“CALMA”) that requires MCI to make such capital infusions or provide the Bank with financial assistance so as to permit the Bank to meet its liquidity requirements.

      Direct Merchants Bank also entered into a Liquidity Reserve Deposit Agreement (“LRDA”) under which the Bank has established restricted deposits with third-party depository institutions for the purpose of supporting Direct Merchants Bank’s funding needs. These deposits are invested in short-term liquid assets and are classified on the consolidated balance sheets as the “Liquidity reserve deposit.” As of December 31, 2004 and 2003, the balance in the liquidity reserve accounts was $79.7 million and $80.2 million, respectively.

      On December 11, 2003, MCI and Direct Merchants Bank entered into a Modified Operating Agreement with the OCC, which replaced the original Operating Agreement dated March 18, 2003. The Modified Operating Agreement requires, among other things, that:

•	The Bank must maintain minimum capital at the dollar amount reported on its September 30, 2003 Call Report ($213 million), unless otherwise approved by the OCC.

•	The Bank may continue to pay dividends in accordance with applicable statutory and regulatory requirements, provided capital remains at the required level.

•	The Bank must maintain liquid assets at the greater of $35 million or 100% of the average highest daily funding requirement for managed receivables ($31.5 million at December 31, 2004).

•	The Bank must comply with the terms of the LRDA and the CALMA.

•	MCI must comply with the terms of the CALMA.

      The Company believes it is currently in compliance with all of the terms of the Modified Operating Agreement. If the OCC were to conclude that the Bank failed to adhere to any provisions of the Modified Operating Agreement, the OCC could pursue various enforcement options. If any of those options were to be pursued by the OCC, it could have a material adverse effect on our operations or capital position.

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

      Quantitative measures established by regulation to ensure capital adequacy require Direct Merchants Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 leverage capital (as defined) to average assets (as defined). Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material adverse effect on our financial condition.

      Additional information about Direct Merchants Bank’s actual capital amounts and ratios are presented in the following table:

			To be
			Adequately		To Be Well
	Actual		Capitalized		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004
Total capital	$247,382	113.6%	$17,417	8.0%	$21,771	10.0%
(to risk-weighted assets)
Tier 1 capital	244,555	112.3%	8,709	4.0%	13,063	6.0%
(to risk-weighted assets)
Tier 1 capital	244,555	70.5%	13,875	4.0%	17,344	5.0%
(to average assets)

			To be
			Adequately		To Be Well
	Actual		Capitalized		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003
Total capital	$240,868	140.0%	$13,760	8.0%	$17,200	10.0%
(to risk-weighted assets)
Tier 1 capital	238,328	138.6%	6,880	4.0%	10,320	6.0%
(to risk-weighted assets)
Tier 1 capital	238,328	70.2%	13,589	4.0%	16,987	5.0%
(to average assets)

Newly Issued Accounting Pronouncements

      In January 2003, FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The adoption of SFAS No. 148 did not have a material impact on our financial statements.

      In January 2003, the FASB also issued Interpretation No. 46, “Consolidation of Variable Interest Entities” in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FASB Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Interpretation No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. Interpretation No. 46 provides a specific exemption for entities qualifying as Qualified Special Purpose Entities as described in SFAS No. 140. Our non-consolidated entity, the Metris Master Trust, is a Qualified Special Purpose Entity under the definition in SFAS No. 140. The adoption of this Interpretation did not have a material impact on our financial statements.

      In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not impact our financial statements.

      In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classification and measurement of certain instruments with characteristics of both liabilities and equity. It requires that financial instruments within its scope be classified as a liability (or asset in some circumstances). Many of those instruments were classified as equity under previous accounting guidance. The adoption of SFAS No. 150 did not impact our financial statements.

      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6 “Participating Securities and the two-class method under FASB Statement 128,” (the “Consensus” or “EITF 03-6”). For purposes of calculating earnings per share, the Consensus requires net income to be reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Our preferred stockholders have contractual participation rights on a converted basis that are equivalent to those of common stockholders. Therefore, we allocate undistributed earnings to preferred and common stockholders based on their respective ownership percentage on a converted basis as of the end of the period. We adopted this Consensus effective June 30, 2004, and all periods presented have been restated to conform with the Consensus.

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company intends to adopt the provisions of SFAS 123R effective July  1, 2005. The impact to compensation expense related to the equity instruments outstanding as of December 31, 2004 is not expected to be material, however, the final impact to compensation expense will be dependent on the number of equity instruments granted during any year, including their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

      Net loss for the year ended December 31, 2003, was $147.7 million, or $3.27 per diluted common share, compared to a net loss of $1.6 million, or $0.66 per diluted common share, for the year ended December 31, 2002.

      “Securitization income” was $173.4 million for the year ended December 31, 2003, a $150.1 million or 46.4% decrease from $323.5 million for the year ended December 31, 2002. This decrease was primarily due to a $161.7 million loss on replenishment of receivables to the Metris Master Trust, a $230.9 million decrease in interest-only revenue due to a $2.6 billion reduction in receivables held in the Metris Master Trust, and a 311-basis-point decrease in average excess spread in the Metris Master Trust. This was partially offset by a $270.4 million improvement in the change in fair market value of “Retained interests in loans securitized” caused primarily by the flattening of excess spreads in the Metris Master Trust.

      “Servicing income on securitized receivables” was $176.6 million for the year ended December 31, 2003, an $18.6 million or 9.5% decrease from $195.2 million for the year ended December 31, 2002. The decrease in servicing income was caused by a $0.9 billion reduction in average principal receivables held by the Metris Master Trust during 2003.

      “Credit card loan and other interest income” was $90.5 million for the year ended December 31, 2003, a $138.9 million or 60.5% decrease from $229.4 million for the year ended December 31, 2002. The decrease was due to a reduction of $786.4 million in average “Credit card loans.”

      “Credit card loan fees, interchange, and other income” was $79.5 million for the year ended December 31, 2003, an $83.7 million or 51.3% decrease from $163.2 million for the year ended December 31, 2002. The decrease was primarily due to a decrease in average “Credit card loans” of $786.4 million over the 12-month period. Further this decline was an amendment to the core transaction documents of the Metris Master Trust agreement as of May 2002, resulting in interchange income earned on receivables held in the Metris Master Trust being recorded as a contribution to the excess spread of the Metris Master Trust.

      “Provision for loan losses” was $126.6 million for the year ended December 31, 2003, a $93.2 million or 42.4% decrease from $219.8 million for the year ended December 31, 2002. The decrease in “Provision for loan losses” primarily reflects the decrease in “Credit card loans” during the year, partially offset by the increased delinquency rate as of December 31, 2003. The “Allowance for loan losses” was $45.5 million as of December 31, 2003, versus $90.3 million as of December 31, 2002.

      “Credit card account and other product solicitation and marketing expenses” were $93.3 million for the year ended December 31, 2003, an $80.0 million or 46.2% decrease from $173.3 million for the year ended December 31, 2002. The decrease resulted primarily from the Company’s decisions to decrease the size of its managed credit card portfolio through lower account acquisitions, and to exit the membership club and warranty business. New account acquisitions were approximately 316,000 in 2003, compared to 696,000 in 2002.

      “Employee compensation” was $175.5 million for the year ended December 31, 2003, a $35.3 million or 16.7% decrease from $210.8 million for the year ended December 31, 2002. The decrease resulted primarily from the elimination of 1,025 positions during 2003 and the sale of our membership club and warranty business during the third quarter of 2003.

      “Data processing services and communications” was $68.7 million for the year ended December 31, 2003, a $15.2 million or 18.1% decrease from $83.9 million for the year ended December 31, 2002. The decrease resulted primarily from the reduction in our managed credit card portfolio between the two periods.

      “Credit protection claims expense” was $30.9 million for the year ended December 31, 2003, a $13.7 million or 30.7% decrease from $44.6 million for the year ended December 31, 2002. The decrease resulted primarily from a reduction in receivable balances covered by our debt waiver products.

      “Occupancy and equipment” was $36.6 million for the year ended December 31, 2003, an $11.4 million or 23.8% decrease from $48.0 million for the year ended December 31, 2002, due primarily to the decline in facility requirements as a result of a reduction in staffing requirements discussed above.

      “Asset impairments, lease write-offs and severance” were $56.2 million for the year ended December 31, 2003, a $28.5 million or 102.9% increase from $27.7 million for the year ended December 31, 2002. During 2003, we recorded $8.3 million for workforce reductions, $20.8 million in write-downs of excess property, equipment, and operating leases, a $22.0 million write-off of purchased portfolio premium on “Credit card loans” sold in the third and fourth quarters of 2003, and a $5.1 million write-off of commitment fees related to a backup financing facility entered into in March of 2003 with Thomas H. Lee Equity Fund IV, L.P. Comparatively, in 2002, we recorded a write-down of $10.6 million for portfolios of charged-off loans purchased in 2001 and 2000, a $17.1 million write-down of excess property, equipment, operating leases, and the then-pending sale of our Arizona facility.

      “Other” expense was $92.5 million for the year ended December 31, 2003, a $30.2 million or 24.6% decrease from $122.7 million for the year ended December 31, 2002. The decrease over the prior period was primarily due to a reduction of $7.0 million in marketing and origination costs on our retail note program, an $7.0 million reduction from the write-off of certain uncollectible receivables during 2002, and an overall shrinking of the core business.

      Included in the 2003 results are a one-time gain of $84.8 million resulting from the sale of our membership club and warranty business, a one-time loss of $117.2 million related to the sale of two credit card loan portfolios totaling $1.1 billion, and a one-time loss of $33.0 million related to the sale of “Deposits” during 2003.

      The effective income tax rate was 32.0% for the year ended December 31, 2003 compared to 659.7% for the year ended December 31, 2002. The 2003 effective tax rate was low relative to statutory tax rates because we were not able to record the full benefit of the 2003 pre-tax loss due to tax credit utilization limitations and the effects of permanent and other differences between tax rules and GAAP. The 2002 effective tax rate is high relative to statutory tax rates primarily due to the effects of nondeductible expenses, state minimum taxes and low pre-tax income.

Selected Operating Data — Managed Basis

      In addition to analyzing our performance on an owned basis, we analyze our financial performance on a managed loan portfolio basis. On a managed basis, the balance sheets and income statements include other investors’ interests in securitized loans that are not assets of ours, thereby reversing the effects of sale accounting under SFAS No. 140. We believe this information is meaningful to the reader of the financial statements. We service the receivables that have been securitized and sold and own the right to the cash flows from those receivables sold in excess of amounts owed to security holders.

      The following information is not in conformity with GAAP; however, we believe the information is relevant to understanding our overall financial condition and results of operations.

Table 7:     Selected Operating Data — Managed Basis

	Year Ended December 31,

						Four-Year
						Compound
	2004	2003	2002	2001	2000	Decline Rate

	(In thousands)
Gross active accounts	2,177	2,482	3,398	3,871	3,920	(13.7)%
Year-end loans(1)	$6,580,220	$8,131,831	$11,420,186	$11,991,784	$9,345,631	(8.4)%
Average loans(1)	7,217,190	10,047,580	11,850,927	10,419,280	8,081,638	(2.8)%
Year-end assets	6,791,478	8,098,524	11,431,203	12,124,528	9,806,249	(8.8)%
Average assets	7,374,172	10,023,893	11,972,958	10,656,156	8,332,500	(3.0)%
Return on average assets	0.5%	N/A	N/A	2.3%	2.3%
Common equity to managed assets	13.9%	11.2%	9.3%	9.4%	9.0%
Delinquency ratio(2)	9.1%	11.1%	11.0%	9.4%	8.2%
Net charge-off ratio(3)	16.2%	20.2%	15.5%	10.9%	9.6%

(1)	Included in period end and average loans are principal receivables, accrued finance charges and net deferred acquisition costs.

(2)	The delinquency ratio represents managed credit card loans that were at least 30 days contractually past due at year-end as a percentage of year-end managed loans.

(3)	The net charge-off ratio reflects actual principal amounts charged-off, less recoveries, as a percentage of average managed credit card loans.

Table 8:     Managed Loan Portfolio

	December 31,

		% of		% of		% of
	2004	Total	2003	Total	2002	Total

	(Dollars in thousands)
Credit card loans	$68,230		$128,615		$846,417
Receivables held by the Metris Master Trust	6,511,990		8,003,216		10,573,769

Total managed loan portfolio	$6,580,220		$8,131,831		$11,420,186

Loans contractually Delinquent:
30 to 59 days	149,355	2.3%	242,571	3.0%	359,223	3.1%
60 to 89 days	133,477	2.0%	204,621	2.5%	285,448	2.5%
90 or more days	318,768	4.8%	454,884	5.6%	615,278	5.4%

Total	$601,600	9.1%	$902,076	11.1%	$1,259,949	11.0%

Average balances:
Credit card loans	$87,317		$518,705		$1,305,127
Receivables held by the Metris Master Trust	7,129,873		9,528,875		10,545,800

Total managed loan portfolio	$7,217,190		$10,047,580		$11,850,927

Net charge-offs	$1,166,091	16.2%	$2,033,852	20.2%	$1,840,786	15.5%

      The decrease in the managed delinquency rates as of December 31, 2004, over December 31, 2003 and 2002, is due primarily to improved collection activity, tighter credit line management, improved performance of our credit card loans resulting from more stringent underwriting criteria, and lower pricing on new accounts. Also impacting the delinquency rate improvement was the improvement in the overall economy, specifically the improvement in the average national unemployment rates, which decreased from 6.0% at December 31, 2003 to 5.5% at December 31, 2004. The slight increase in the delinquency rate between December 31, 2002 and 2003, primarily reflects the sale of $72.5 million of 2-cycle plus delinquent assets in December 2002. Excluding the sale, the managed delinquency ratio would have been 11.6% as of December 31, 2002. Also impacting the delinquency ratio increase between 2002 and 2003 was an increase in the average national unemployment rate from 5.8% at December 31, 2002, to 6.0% at December 31, 2003.

      Managed net charge-offs for the year ended December 31, 2004, decreased 400 basis points over the year ended December 31, 2003. Consistent with above, this decrease resulted from overall improvement in the quality of the credit card portfolio. The slight increase in the net charge-off rate for full-year 2003 compared to full-year 2002 resulted primarily from the residual impacts of the 2001 credit line increase program. Charge-offs resulting from this program peaked during the first quarter of 2003, and we have experienced steady improvement in the managed charge-off rates since that time. As part of our overall portfolio management, we sell portfolios of delinquent credit card accounts. These transactions have a direct effect on charge-off dollars and rates as any reduction in the loan’s value is reflected as a charge-off. We sold $72.5 million of 2-cycle plus delinquent assets in December 2002. The effect of this transaction is included in the delinquency and net charge-off rates presented in Table 8.

      We charge-off bankrupt accounts within 60 days of formal notification. Charge-offs due to bankruptcies were $396.1 million or 24.7% of total managed gross charge-offs for the year ended December 31, 2004, $681.1 million or 28.1% of total managed gross charge-offs for the year ended December 31, 2003, and $654.5 million or 33.7% of total managed gross charge-offs at December 31, 2002. In addition to those bankrupt accounts that were charged-off, we received formal notification of $46.7 million, $65.8 million, and $106.3 million of managed bankrupt accounts that had not been charged-off as of December 31, 2004, 2003 and 2002, respectively.

      Total managed loans decreased $1.5 billion to $6.6 billion as of December 31, 2004, compared to $8.1 billion as of December 31, 2003, and $11.4 billion at December 31, 2002. These decreases were due primarily to the sale of credit card loans to third parties during 2003, reductions in credit lines and tighter underwriting standards, fewer new accounts and increased charged-off receivables. The amount of credit card loans in debt management programs was $540.3 million or 8.2% of total managed loans as of December 31, 2004, compared with $695.4 million or 8.6% of managed loans as of December 31, 2003. All delinquent receivables in debt management programs are included in Table 8.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is due to changes in interest rates. This affects us directly in our lending and borrowing activities, as well as indirectly, as interest rates may impact the payment performance of our cardholders.

      To manage our direct risk to market interest rates, management actively monitors the interest rates and the interest-sensitive components of our consolidated balance sheets and the impact that changes in interest rates have on the fair value of assets, net income and cash flow. We seek to minimize that impact primarily by matching asset and liability re-pricings.

      Our primary assets are “Credit card loans” and “Retained interests in loans securitized.” The majority of our owned receivables and the receivables held by the Metris Master Trust are priced at rates indexed to the variable Prime Rate. We fund “Credit card loans” through a combination of cash flows from operations, bank loans, long-term debt and equity issuances. Our securitized loans are held by the Metris Master Trust and bank-sponsored multi-seller commercial paper conduits and investors in term series securities issued by the Metris Master Trust, which have committed funding primarily indexed to variable commercial paper rates and LIBOR. Long-term debt includes $150 million at a fixed interest rate and $225 million indexed to LIBOR. At December 31, 2004 and 2003, none of the securities issued out of the Metris Master Trust and conduit funding of securitized receivables were funded with fixed rate securities.

      In an interest rate environment with rates significantly above current rates, we partially mitigate the negative impact on earnings from higher interest expense by entering into interest rate cap contracts and, to a lesser extent, through fixed rate funding.

      The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income before income taxes from an instantaneous and sustained change in interest rates of 200 basis points. In this analysis interest rates on our floating rate debt are not allowed to decrease below 0%. Assuming that we take no counteractive measures, as of December 31, 2004, a 200 basis point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and receivables, would result in a decrease in net income before income taxes of approximately $21.5 million over the next 12 months relative to a base case, compared to an approximate $23.0 million decrease as of December 31, 2003. A decrease of 200 basis points would result in an increase in net income before income taxes of approximately $35.9 million as of December 31, 2004, compared to an increase of $36.5 million as of December 31, 2003.

      The change in sensitivity for the 200-basis-point increase is primarily due to a smaller receivable base and a higher percentage of receivables impacted by a rate increase. The change in sensitivity for the 200-basis-point decrease is due to a larger decrease from interest expense, as well as replacing $202 million of long-term fixed rate debt with $225 million of long-term debt indexed to LIBOR. As LIBOR rates have increased, the impact on interest costs from falling rates has increased since interest costs can fall further before hitting 0%.

Item 8.	Financial Statements and Supplementary Data

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,

	2004	2003

	(Dollars in thousands, except
	per-share data)
ASSETS:
Cash and due from banks	$25,198	$32,076
Federal funds sold	22,450	25,300
Short-term investments	43,070	73,134
Available for sale securities	306,409	47,975
Liquidity reserve deposit	79,746	80,158
Credit card loans	68,230	128,615
Less: Allowance for loan losses	12,409	45,492

Net credit card loans	55,821	83,123

Retained interests in loans securitized	784,135	836,901
Property and equipment, net	24,135	33,680
Purchased portfolio premium	9,261	17,561
Other receivables due from credit card securitizations, net	68,021	80,714
Other assets	63,233	81,774

TOTAL ASSETS	$1,481,479	$1,392,396

LIABILITIES:
Deposits	$3,407	$6,262
Debt	373,624	350,448
Accounts payable	37,619	32,397
Deferred income	10,530	18,060
Accrued expenses and other liabilities	108,997	76,036

TOTAL LIABILITIES	534,177	483,203

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, par value $.01 per share; 10,000,000 shares authorized, 1,381,327 and 1,263,699 shares issued and outstanding, respectively	514,545	470,728
Common stock, par value $.01 per share; 300,000,000 shares authorized, 65,182,416 and 64,862,314 shares issued, respectively	652	649
Paid-in capital	233,989	229,655
Unearned compensation	—	(27)
Treasury stock — 7,055,300 shares	(58,308)	(58,308)
Retained earnings	256,424	266,496

TOTAL STOCKHOLDERS’ EQUITY	947,302	909,193

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$1,481,479	$1,392,396

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per-share data)
REVENUES:
Loss on new securitizations of receivables to the Metris Master Trust	$(143,621)	$(55,214)	$(70,578)
(Loss) gain on replenishment of receivables to the Metris Master Trust	(88,193)	(161,743)	28,706
Discount accretion	254,455	308,912	305,327
Interest-only revenue	292,710	221,331	452,268
Change in fair value of retained interests in loans securitized	114,515	(71,669)	(342,080)
Transaction and other costs	(100,556)	(68,250)	(50,126)

Securitization income	329,310	173,367	323,517
Servicing income on securitized receivables	133,665	176,627	195,214
Credit card loan and other interest income	20,100	90,530	229,402
Credit card loan fees, interchange and other income	21,966	79,492	163,174
Enhancement services income	25,087	107,930	153,516
Loss on sale of credit card loans	—	(117,183)	—
Gain on sale of membership club and warranty business	—	84,787	—

TOTAL REVENUES	530,128	595,550	1,064,823

EXPENSES:
Interest expense	60,441	74,421	103,516
Provision for loan losses	(4,762)	126,648	219,804
Credit card account and other product solicitation and marketing expenses	78,658	93,349	173,269
Employee compensation	141,353	175,539	210,826
Data processing services and communications	54,941	68,715	83,874
Credit protection claims expense	17,891	30,882	44,550
Occupancy and equipment	22,591	36,564	48,013
Purchased portfolio premium amortization	8,300	25,000	30,220
Asset impairments, lease write-offs and severance	5,197	56,222	27,736
Loss on sale of deposits	—	32,963	—
Other	89,562	92,512	122,732

TOTAL EXPENSES	474,172	812,815	1,064,540

INCOME (LOSS) BEFORE INCOME TAXES	55,956	(217,265)	283
Income tax expense (benefit)	22,211	(69,526)	1,867

NET INCOME (LOSS)	33,745	(147,739)	(1,584)
Convertible preferred stock dividends	43,817	40,086	38,009

NET LOSS AFTER PREFERRED DIVIDENDS	$(10,072)	$(187,825)	$(39,593)

(LOSS) EARNINGS PER COMMON SHARE:
BASIC
Distributed	$—	$—	$0.04
Undistributed	(0.17)	(3.27)	(0.70)

TOTAL BASIC	(0.17)	(3.27)	(0.66)

TOTAL DILUTED	$(0.17)	$(3.27)	$(0.66)
SHARES USED TO COMPUTE (LOSS) EARNINGS PER COMMON SHARE:
Basic	57,946	57,471	59,782
Diluted	57,946	57,471	59,782

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares
	Outstanding								Total
			Preferred	Common	Paid-In	Unearned	Treasury	Retained	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Compensation	Stock	Earnings	Equity

	(Dollars and shares in thousands)
BALANCE, DECEMBER 31, 2001	1,058	63,419	$393,970	$642	$232,413	$(4,980)	$(13,014)	$496,305	$1,105,336
Net loss	—	—	—	—	—	—	—	(1,584)	(1,584)
Cash dividends	—	—	—	—	—	—	—	(3,728)	(3,728)
Common stock repurchased	—	(6,249)	—	—	—	—	(45,294)	—	(45,294)
Preferred dividends in kind	98	—	36,672	—	—	—	—	(36,672)	—
Issuance of common stock under employee benefit plans	—	462	—	4	2,975	—	—	—	2,979
Deferred compensation	—	76	—	1	967	(968)	—	—	—
Amortization of restricted stock	—	—	—	—	—	1,808	—	—	1,808
Forfeiture of restricted stock	—	(540)	—	(5)	(8,979)	4,140	—	—	(4,844)

BALANCE, DECEMBER 31, 2002	1,156	57,168	$430,642	$642	$227,376	$—	$(58,308)	$454,321	$1,054,673

Net loss	—	—	—	—	—	—	—	(147,739)	(147,739)
Preferred dividends in kind	108	—	40,086	—	—	—	—	(40,086)	—
Issuance of common stock under employee benefit plans	—	461	—	5	1,961	—	—	—	1,966
Deferred compensation	—	303	—	3	546	(549)	—	—	—
Restricted stock forfeitures	—	(125)	—	(1)	(228)	229	—	—	—
Amortization of restricted stock	—	—	—	—	—	293	—	—	293

BALANCE, DECEMBER 31, 2003	1,264	57,807	$470,728	$649	$229,655	$(27)	$(58,308)	$266,496	$909,193

Net income	—	—	—	—	—	—	—	33,745	33,745
Preferred dividends in kind	117	—	43,817	—	—	—	—	(43,817)	—
Issuance of common stock under employee benefit plans	—	370	—	3	4,423	—	—	—	4,426
Deferred compensation	—	—	—	—	(85)	—	—	—	(85)
Restricted stock forfeitures	—	(50)	—	—	(4)	4	—	—	—
Amortization of restricted stock	—	—	—	—	—	23	—	—	23

BALANCE, DECEMBER 31, 2004	1,381	58,127	$514,545	$652	$233,989	$—	$(58,308)	$256,424	$947,302

See accompanying notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$33,745	$(147,739)	$(1,584)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	(208,171)	(175,252)	(175,314)
Provision for loan losses	(4,762)	126,648	219,804
Loss on credit card securitizations	231,814	216,957	41,872
Gain on sale of membership club and warranty business	—	(84,787)	—
Asset impairments, lease write-offs, and severance	5,197	56,222	27,736
Market loss on derivative financial instruments	11,280	5,303	22,562
Loss on sale of deposits	—	32,963	—
Changes in operating assets and liabilities, net:
Fair value of retained interests in loans securitized	(114,515)	71,669	342,080
Spread accounts receivable	257,528	(268,805)	(39,785)
Other receivables due from credit card securitizations	12,693	29,757	29,362
Accounts payable and accrued expenses	29,745	(62,398)	(27,163)
Liquidity reserve deposit	412	(80,158)	—
Deferred income	(7,530)	(34,299)	(45,587)
Other	4,959	(24,201)	(54)

Net cash provided by (used in) operating activities	252,395	(338,120)	393,929

INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	3,430,976	1,473,108	4,440,526
Purchases of available for sale securities	(3,689,410)	(1,411,083)	(4,550,526)
Proceeds from transfers of portfolios to the Metris Master Trust	—	695,459	2,087,097
Net cash from loan originations and principal collections on loans receivable	(64,010)	(794,033)	(788,358)
Proceeds from sales of credit card portfolios to third-parties	27,870	891,256	16,278
Proceeds from sale of membership club and warranty business	—	45,000	—
Net (additions to) disposal of property and equipment	(2,297)	25,942	(6,159)

Net cash (used in) provided by investing activities	(296,871)	925,649	1,198,858

FINANCING ACTIVITIES:
Proceeds from issuance of debt	283,974	125,606	51,745
Repayment of debt	(277,724)	(133,707)	(342,000)
Sale of deposits	—	(559,282)	—
Net decrease in deposits	(2,855)	(327,210)	(1,165,254)
Premium and transaction costs paid on sale of deposits	—	(32,963)	—
Cash dividends paid	—	—	(3,728)
Proceeds from issuance of common stock	1,289	305	1,337
Repurchase of common stock	—	—	(45,294)

Net cash provided by (used in) financing activities	4,684	(927,251)	(1,504,194)

Net (decrease) increase in cash and cash equivalents	(39,792)	(339,722)	88,593
Cash and cash equivalents at beginning of year	130,510	470,232	381,639

Cash and cash equivalents at end of year	$90,718	$130,510	$470,232

	Year Ended December 31,

	2004	2003	2002

SUPPLEMENTAL DISCLOSURES AND CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$45,579	$67,519	$106,394
Income taxes	(33,935)	(78,601)	(32,996)
Tax benefit from employee stock option exercises	371	1	174

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except as noted)

Note 1 — Organization and Basis of Presentation

      The consolidated financial statements include the accounts of Metris Companies Inc. (“MCI”) and its subsidiaries. MCI’s principal subsidiaries are Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank” or “Bank”), Metris Direct, Inc. and Metris Receivables, Inc. (“MRI”). MCI and its subsidiaries are referred to in this Report as “we,” “us,” “our,” and the “Company.”

      Beginning with the period ended December 31, 2004 we have classified all auction rate securities in “Available for sale securities.” In prior periods these securities were classified as “Short-term investments.” All periods presented have been modified to reflect the change in classification.

      All dollar amounts are presented as pre-tax amounts unless otherwise noted. We have eliminated all significant intercompany balances and transactions in consolidation.

Pervasiveness of Estimates

      We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates are our determination of the fair value of “Retained interests in loans securitized” and our determination of the adequacy of the “Allowance for loan losses.” The significant factors susceptible to future change that have an impact on these estimates include default rates, delinquency rates, net interest spreads, payment rates, liquidity and/or ability to finance future receivables activity and overall economic conditions. The fair value of our “Retained interests in loans securitized” and the actual losses inherent in our credit card loan portfolio as of December 31, 2004, could materially differ from these estimates.

Comprehensive Income

      During the years ended December 31, 2004, 2003 and 2002 we did not have any other comprehensive income as defined by SFAS No. 130 “Reporting Comprehensive Income.” As such, net income equals comprehensive income for all periods presented.

Segment Reporting

      In 2003, we sold our membership club and warranty business. After the sale of this business, the Company conducts all operations through a single segment of consumer lending products and, as such, management no longer separately evaluates the results of the former enhancement services segment in deciding how to allocate resources or in evaluating performance. As a result, segment reporting is not applicable to these financial statements.

Note 2 — Significant Accounting Policies

      The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Federal Funds Sold and Short-term Investments

      “Federal funds sold” are short-term loans made to banks through the Federal Reserve System. It is our policy to make such loans only to banks that are considered to be in compliance with their regulatory capital requirements. “Short-term investments” are investments in money market mutual funds, Treasuries, other Government Agency Obligations and commercial paper with maturities less than three months.

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

Available for Sale Securities

      “Available for sale securities” consists solely of investments in AA/ Aa2 or higher rated auction rate securities. Auction rate securities are term debt and/or equity securities earning income at a rate that is frequently reset to reflect current market conditions via an auction. On each reset date, we buy and sell securities at par. We only invest in securities with reset dates of 90 days or less. These securities may not be held until maturity and are therefore classified as available for sale and reported at their estimated fair value. Due to the frequency with which the yields on these securities reset, cost approximates fair market value and there is no resulting other comprehensive income. If applicable, unrealized gains and losses, after applicable taxes, would be reported in accumulated other comprehensive income. We would reduce the carrying value of these available for sale securities in the event we considered any potential decline in value to be other-than-temporary and record the estimated loss in “Other” expenses on the consolidated statements of income.

Liquidity Reserve Deposit

      Direct Merchants Bank has established restricted deposits with third-party depository banks for the purpose of supporting the Bank’s funding needs and to satisfy requirements under the Modified Operating Agreement among Direct Merchants Bank, MCI, and the Office of the Comptroller of the Currency (“OCC”). These deposits are invested in short-term liquid assets and are classified on the consolidated balance sheets as “Liquidity reserve deposit.”

Credit Card Loans

      “Credit card loans” presented on our consolidated balance sheets are receivables from cardholders that we have not sold via securitizations or third-party conduit warehousing arrangements, and are recorded at the amount outstanding. Interest income on “Credit card loans” is earned and accrued based on the amount of the loans outstanding. Accrued interest and fees, which have been billed to the cardholder but not yet received, are classified on the consolidated balance sheets with the related “Credit card loans.” Accrued interest that has not yet been billed to the cardholder is estimated and classified on the consolidated balance sheets in “Other assets.” Interest income and fees are generally recognized until a loan is charged-off. Upon charge-off, any unpaid principal is applied to the “Allowance for loan losses” and any unpaid finance charges and fees are netted against the applicable income statement line items. Further interest charges are reduced or elminated and fee billings are eliminated if a cardholder is placed in a credit counseling or debt management program. Effective November 2002, we suspended the billing of late fees after an account becomes 120 days contractually delinquent. Effective March 2003, we stopped billing overlimit fees once an account becomes 120 days contractually delinquent. In June and July of 2004, we stopped billing late and overlimit fees on accounts with balances of 130 percent or more of their limit.

      When we decide to sell a portion of our “Credit card loans,” the loans are specifically identified and transferred to the loans held-for-sale account. The loans are transferred into the account at the lower of cost or fair value at the date the decision to sell is made. To the extent that the loan’s carrying value at the time of transfer does not reflect fair value, additional “Provision for loan losses” is recorded. Any reduction in the loan’s value is reflected as a charge-off of the recorded investment in the loan with a corresponding reduction in the “Allowance for loan losses.” Any “Purchased portfolio premium” would be written-off unless we retain ownership of the cardholder account. Any loans in the held-for-sale account are revalued to the lower of cost or fair value at each subsequent reporting date. We had no loans in the held-for-sale account as of December 31, 2004 or 2003.

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

Allowance for Loan Losses

      We maintain an “Allowance for loan losses” sufficient to absorb probable loan losses inherent in the “Credit card loans” portfolio as of the balance sheet date. The “Allowance for loan losses” results in a reserve approximating 18 months of anticipated future charge-offs. At the time of charge-off, all principal balances are written off against the allowance and all fees and finance charges are netted against the applicable income statement line item. The allowance is based on management’s consideration of all relevant factors, including management’s assessment of applicable economic and seasonal trends.

      Historically, we segmented the loan portfolio into several individual liquidating pools with similar credit risk characteristics, and estimated (based on historical experience for similar pools and existing environmental conditions) the dollar amount of principal, accrued finance charges and fees that would charge-off. We then aggregated these pools into prime and subprime portfolios based on the prescribed FICO score cuts, credit counseling programs, and various pools of other receivables. We separately analyzed the reserve requirement on each of these groups or portfolios. During the first quarter of 2004, we changed our methodology and now aggregate all liquidating pools into one segment, which is treated as subprime for allowance determination purposes. We believe this was appropriate due to the reduction in the size of the loan portfolio and the fact that the remaining loans had similar risk characteristics.

      We continually evaluate the liquidating pool employing a roll-rate model that uses historical delinquency and pay-down levels (12 months of historical data, with influence given to the last six months’ performance to capture current economic and seasonal trends), loan seasoning, and other measures of asset quality to estimate charge-offs for both credit losses and bankruptcy losses.

      Additionally, in evaluating the adequacy of the loan loss reserves, we consider several subjective factors that may be overlaid into the credit risk roll-rate model in determining the necessary loan loss reserve. These factors include, but are not limited to:

•	national and economic trends and business conditions, including the condition of various market segments;

•	changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery, as well as the experience, ability and depth of lending management and staff;

•	trends in volume and the product pricing of accounts, including any concentrations of credit; and

•	impacts from external factors, such as changes in competition and legal and regulatory requirements, on the level of estimated credit losses in the current portfolio.

Credit Card Fees and Origination Costs

      Credit card fees include annual membership, late payment, overlimit, returned-check, cash advance, transaction and other miscellaneous fees. We assess these fees according to the terms of the related cardholder agreements and, except for annual membership fees, recognize them as revenue when charged to the cardholder’s account. All origination costs of credit card solicitation are expensed as incurred within “Credit card card account and other product, solicitation and marketing expenses” because we assign all new eligible accounts to the Metris Master Trust shortly after the time of origination.

Retained Interests in Loans Securitized and Securitization Income

      The “Retained interests in loans securitized” on our balance sheet associated with our securitization transactions includes contractual retained interests, excess transferor’s interest, interest-only strip receivable and spread accounts receivable. We determine the fair value of each component of the “Retained interests in loans securitized” at the time a securitization transaction or replenishment sale is completed using a

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

discounted cash flow valuation model and on a quarterly basis thereafter. Increases to the fair value of each of the assets related to discount accretion are recorded in “Discount accretion.” Any other change in the fair value is recorded in “Change in fair value.”

      The discounted cash flow valuation is limited to the receivables that exist and have been sold to the Metris Master Trust. Therefore, the model assumes the current principal receivable balance as of the balance sheet date amortizes with no new sales, interchange fees or cash advances. The future cash flows are modeled in accordance with the Company’s debt series’ legal documents and are applied to all series on a pro-rata basis. The valuation model assumes that we repurchase the outstanding principal receivables within each series at face value according to the clean-up call provisions contained in the respective security series’ legal documents.

      The contractual retained interests represent subordinated securities held by us. There is no stated interest/ coupon rate associated with these securities and they are not rated. They are subordinate to all other securities and, accordingly, are repaid last. Their fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets and the expected timing based on the scheduled maturity date for the underlying securitization. If these securities are recoverable based on the Metris Master Trust forecasts, cash flows related to the entire subordinated principal balance are used in determining their fair value.

      Transferor’s interest represents an undivided interest in receivables that are not pledged to support a specific security series or class, and represent our interest in the excess principal receivables held in the Metris Master Trust.

      The fair value is determined in the same manner as the contractual retained interests and is discounted based on 12 months-to-maturity. We have subordinated our rights to the excess cash flows on the receivables underlying the transferor’s interest, thus they are included in the value of the interest-only strip receivable.

      Spread account receivable balances represent interest-earning cash held by the Metris Master Trust Trustee due to performance of the Metris Master Trust and minimum spread reserve deposits required by certain security series. Their fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets and the expected timing based on the scheduled maturity date for the underlying securitization. The expected future cash flows include the release of the spread account receivable balance on the scheduled maturity date and estimated interest earned on the cash balances.

      The interest-only strip receivable represents the contractual right to receive excess spread cash flows (portfolio collections, less principal charge-offs, financing costs and servicing costs) from customer receivables over the estimated life of the amortizing receivables. The fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets based on the expected timing of cash flows in the retained interests valuation model. Within the model, future excess spread cash flows are first applied to meet spread accounts receivable requirements in accordance with the debt series’ legal documents. When the spread accounts receivable requirements are met, cash is returned to us and is valued as the interest-only strip receivable. We determine upper and lower valuation limits of the interest-only strip receivable based on historical and forecasted excess spreads. We then determine the best estimate within the range, weighted heavily toward the low end of the range.

Debt Issuance Costs

      Debt issuance costs, or upfront fees, are the costs related to issuing new debt securities. We capitalize these costs and amortize them to expense over the term of the new on-balance-sheet debt security.

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

Upfront fees are recorded in the consolidated balance sheets as “Other assets.” Transaction costs related to the securitization of receivables through the Metris Master Trust are allocated and recognized over the initial and reinvestment periods of the respective debt securities or Metris Master Trust financing unless the transaction results in a loss, in which case the costs are expensed as incurred.

Property and Equipment

      We record “Property and equipment, net” at cost and depreciate it on a straight-line basis over its estimated economic useful life, which can range from one to 25 years. We capitalize software developed for internal use that represents major enhancements or replacements of operating and management information systems. We begin amortization of such capitalized software when the systems are fully developed and ready for implementation. We expense repair and maintenance costs as incurred. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any impairment is recorded in “Asset impairments, lease write-offs and severance.” Upon a decision to sell property and/ or equipment, we adjust the carrying value to the lower of cost or market and transfer the assets to a held-for-sale account. No depreciation is recognized on held-for-sale assets.

Purchased Portfolio Premium

      “Purchased portfolio premium” represents the excess of amounts paid for portfolio acquisitions over the original book value of the related “Credit card loans,” net of reserves and discounts. The premium is amortized over the estimated account life, generally seven years, based on expected account attrition. The recoverability of the premium is evaluated quarterly on a portfolio-by-portfolio basis. If actual attrition were to significantly exceed forecasted attrition, we would make an appropriate adjustment for impairment.

Debt Waiver Products

      Direct Merchants Bank offers various debt waiver products on receivables it owns as well as securitized receivables. We record “Deferred income” on receivables owned by the Bank when the debt waiver customer is billed. Revenue on receivables the Bank owns is recognized in the month following the completion of the cancellation period, which is one month. Revenues recorded for debt waiver products on receivables owned by the Bank are included in the consolidated statements of income under “Credit card fees, interchange and other credit card income.” Unearned revenues on receivables owned by the Bank are recorded in the consolidated balance sheets in “Deferred income.”

      Cash flows from debt waiver products on receivables sold to the Metris Master Trust are included in the “Interest-only revenue” and are considered in the valuation of the interest-only strip receivable.

      The Bank incurs the related claims and marketing expenses for all debt waiver products. A reserve is maintained for future death and finance charge claims based on experience with settlement of such claims. Reserves for pending and incurred but not reported claims are recorded in the consolidated balance sheets in “Accrued expenses and other liabilities.” Expenses related to these claims are included in “Credit protection claims expense” on the consolidated statements of income.

Interest Rate Risk Management Contracts

      We enter into interest rate risk management contracts such as interest rate cap agreements with highly rated counterparties in order to hedge our interest rate exposure on securitized loans and long-term debt. We account for these contracts in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 149. We recognize all derivatives as “Other assets” on the consolidated balance sheets and measure those instruments at fair value. These contracts do

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

not qualify for hedge accounting treatment, and all changes in fair value of the derivatives are recognized currently in earnings as “Transaction costs and other” or “Other expenses” as appropriate.

Income Taxes

      Deferred taxes are based on temporary differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred taxes are determined using the enacted tax rates that are expected to apply when the temporary differences reverse. A valuation allowance is recognized if it is more likely than not that all or some portion of the deferred tax asset will not be realized.

Earnings Per Share

      We calculate earnings per share in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6 “Participating Securities and the two-class method under FASB Statement 128,” (the “Consensus” or “EITF 03-6”). This method requires net income to be reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Our preferred stockholders have contractual participation rights on a converted basis that are equivalent to those of common stockholders. Therefore, we allocate undistributed earnings to preferred and common stockholders based on their respective ownership percentage, on a converted basis, as of the end of the period. Prior period earnings per share amounts have been restated to comply with the provisions of EITF 03-6, which was adopted effective April 1, 2004.

      The following table presents the computation of earnings (loss) per-share:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Net income (loss)	$33,745	$(147,739)	$(1,584)
Convertible preferred stock dividends	43,817	40,086	38,009

Net loss after preferred dividends	$(10,072)	$(187,825)	$(39,593)

Convertible preferred stock dividends	43,817	40,086	38,009
Weighted average preferred shares	1,307	1,196	1,094

Distributed earnings per share — Preferred	$33.52	$33.52	$34.74

Undistributed loss	$(10,072)	$(187,825)	$(39,593)
Preferred ownership on a converted basis	44%	42%	41%

Preferred stockholders interest in undistributed loss (1)	$—	$—	$—

Weighted average preferred shares	1,307	1,196	1,094

Undistributed earnings per share — Preferred	$—	$—	$—

Dividends paid to common stockholders	$—	$—	$2,391
Weighted average common shares outstanding — Basic	57,946	57,471	59,782

Distributed earnings per share — Common	$—	$—	$0.04

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Undistributed loss	$(10,072)	$(187,825)	$(39,593)
Common ownership	56%	58%	59%

Common stockholders interest in undistributed loss(1)	$(10,072)	$(187,825)	$(39,593)

Weighted average common shares outstanding — Basic	57,946	57,471	59,782
Common share equivalents(2)	—	—	—

Shares used to compute loss per common share — Diluted	57,946	57,471	59,782

Total basic loss per share — Common	$(0.17)	$(3.27)	$(0.66)
Total diluted loss per share — Common	$(0.17)	$(3.27)	$(0.66)

(1)	Preferred stockholders do not participate in any undistributed losses with common stockholders.

(2)	Common share equivalents are not included in the diluted earnings per common share calculation for any of the periods presented as they are anti-dilutive. Potential common shares totaled 5.1 million, 5.8 million and 11.7 million as of December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation Plans

      We recognize compensation cost for stock-based employee compensation plans based on the difference, if any, between the quoted market price of the stock on the measurement date and the amount an employee must pay to acquire the stock. No expense has been recorded related to stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the measurement date. We recorded expense of approximately $15,000 and $192,000 for the periods ended December 31, 2004 and 2003, respectively, of amortization of deferred compensation obligation, net of related tax benefit. During the year ended December 31, 2002 we recorded income of approximately $1.9 million, of amortization of deferred compensation obligation, net of related tax benefit, due to forfeitures of restricted stock during the year. During 2004, we issued approximately 971,300 restricted stock units to employees. The units vest over a four-year period with possible acceleration of vesting if certain earnings targets are met. The majority of the restricted stock units are subject to forfeiture if the Company does not have cumulative net income for specified years preceeding the scheduled vesting dates. Upon vesting, each restricted stock unit converts to one share of common stock that is distributable to the employee. The fair value of the restricted stock units is expensed over the expected vesting period and included in “Employee compensation” on the consolidated statements of income and “Accrued expenses and other liabilities” on the consolidated balance sheets. For the year ended December 31, 2004, we recognized $2.1 million of expenses related to restricted stock units, net of related tax benefit.

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

	Year Ended December 31,

	2004	2003	2002

	(In thousands except per share data)
Net income (loss), as reported	$33,745	$(147,739)	$(1,584)
Add: Stock-based employee compensation expense (benefit) included in reported net income (loss), net of related tax effects	2,107	192	(1,893)
Deduct: Annual stock-based employee compensation benefit determined based on the fair value for all awards, net of related tax effects	(3,448)	(20,609)	16,248

Pro forma net income (loss)	39,300	(126,938)	(19,725)

Loss per share:
Basic-as reported	(0.17)	(3.27)	(0.66)

Basic-pro forma	(0.08)	(2.91)	(0.97)

Diluted-as reported	(0.17)	(3.27)	(0.66)

Diluted-pro forma	(0.08)	(2.91)	(0.97)

Weighted-average assumptions in option valuation:
Risk-free interest rates	3.4%	1.5%	3.7%
Dividend yields	—	—	1.6%
Stock volatility factor	129.1%	111.4%	92.9%
Expected life of options (in years)	2.7	3.7	6.0

      The above pro forma amounts may not be representative of the effects on reported net earnings for future years.

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

Note 3 —	Available for Sale Securities

      Our “Available for sale securities” portfolio consists solely of investments in AA/ Aa2 or higher rated auction rate securities. Auction rate securities are term debt and/or equity securities earning income at a rate that is frequently reset to reflect current market conditions via an auction. The following table illustrates the fair value of term debt and equity auction rate securities outstanding at December 31, 2004 and 2003. Equity securities avaiable for sale are those auction rate securities with perpetual maturity dates.

	Fair Value and Cost of
	Available for Sale
	Securities Outstanding
	as of December 31,

Debt Securities	2004	2003

	(In thousands)
Legal Final Maturity Date
Less than 1 year	$10,000	$—
1 year — 5 years	10,000	—
5 years — 10 years	—	—
Over 10 years	24,420	—

Total Debt Securities	$44,420	$—

Equity Securities	261,989	47,975

Total Available for Sale Securities	$306,409	$47,975

Actual maturities of our available for sale debt securities will vary from their legal final maturity because on each reset date, we buy and sell securities at par. As of December 31, 2004 and 2003, reset dates ranged from 2 to 31 days. At all times we invest in securities with reset dates of 90 days or less. In the event of a failed auction, we may not be able to sell securities until the next successful auction or legal final maturity. Due to the frequency with which the yields on these securities reset, cost approximates fair market value and there is no resulting other comprehensive income.

Note 4 —	Allowance for Loan Losses

      Activity in the “Allowance for loan losses” is as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Balance at beginning of year	$45,492	$90,315	$460,159
Allowance related to assets transferred to the Metris Master Trust	—	(34,456)	(264,297)
Allowance related to assets re-acquired	1,946	—	—
Provision for loan losses	(4,762)	126,648	219,804
Principal receivables charged-off(1)	(33,004)	(141,164)	(345,785)
Recoveries	2,737	4,149	20,434

Net loans charged-off	(30,267)	(137,015)	(325,351)

Balance at end of year	$12,409	$45,492	$90,315

(1)	Included in principal receivables charged-off for all periods presented is the effect of sales of “Credit card loans” to third parties.

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

      “Credit card loans” greater than 30 days contractually past due as of December 31, 2004, 2003 and 2002, were $7.8 million, $20.3 million, and $7.9 million, respectively.

Note 5 —	Retained Interests in Loans Securitized

      The following table shows the fair value of the components of the “Retained interests in loans securitized” as of December 31, 2004 and 2003, respectively.

	At December 31,

	2004	2003

	(In thousands)
Contractual retained interests	$537,945	$542,014
Excess transferor’s interests	105,237	48,775
Interest-only strip receivable	82,672	16,039
Spread accounts receivable	58,281	230,073

Retained interests in loans securitized	$784,135	$836,901

      The following table illustrates the significant assumptions used in estimating the fair value of retained interests as of December 31, 2004 and 2003, respectively.

	At December 31,

	2004	2003

Monthly payment rate	7.6%	6.7%
Gross yield(1)	25.9%	25.4%
Annual interest expense and servicing fees	5.0%	4.2%
Annual gross principal default rate	18.4%	20.7%
Discount rate:
Contractual retained interests	16.0%	16.0%
Excess transferor’s interests	16.0%	16.0%
Interest-only strip receivable	30.0%	30.0%
Spread accounts receivable	16.0%	15.3%
Weighted average months-to-maturity	20.1	24.5
Weighted average enhancement level(2)	12.1%	9.9%

(1)	Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries. Gross yield for purposes of estimating fair value does not include cash flows from interchange income or cash advance fees.

(2)	Includes contractual retained interest and required minimum spread reserve deposits.

      During the third quarter of 2004 the Company made the following assumption changes to the valuation of retained interests:

•	The discount associated with the variable conduits has been determined assuming the remaining life of the conduit financing facility. Previously, the discount was determined assuming 24 months to maturity.

•	Requisite deposits used to cover interest expense during the accumulation period associated with the defeasance of maturing term asset back securities are assumed to have a market value of zero. Previously, the model estimated the amount of funds that would be returned to the company, and discounted this amount at 15.25% to determine the market value.

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

•	Interest earned on spread accounts receivable is now calculated as a monthly cash flow in the valuation of the spread reserve deposits using the current LIBOR yield curve. Previously, the discount rate applied to the spread reserve deposits was reduced to account for the interest income earned.

•	The weighted average months to maturity used to determine the market value of the contractual retained interest is based on a 365 day calendar, versus a 360 day calendar in previous models.

      At December 31, 2004, the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes were as follows:

	Adverse Impact on Fair Value

	10% Adverse	20% Adverse
	Change	Change

	(In millions)
Annual discount rate	$20.1	$39.6
Monthly payment rate	83.6	212.4
Gross yield	85.7	197.0
Annual interest expense and servicing fees	8.0	15.7
Annual gross principal default rate	63.2	124.3

      As the sensitivity indicates, the value of the Company’s retained interests on its balance sheet, as well as reported earnings, could differ significantly if different assumptions or conditions prevail.

      The average actual rates for loans securitized were as follows:

	Year to Date
	Average as of
	December 31,

	2004	2003

Annual gross principal default rate	18.2%	20.4%
Monthly payment rate	7.6%	6.8%
Gross yield(1)	26.9%	26.8%

(1)	Includes cash flows from finance charges, late and overlimit fees, debt waiver premiums, bad debt recoveries, interchange income and cash advance fees.

Note 6 — Securitization Activity

      Securitization activity as of and for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003

	(In thousands)
Credit card loans	$68,230	$128,615
Receivables held in the Metris Master Trust	6,511,990	8,003,216

Total managed loans	$6,580,220	$8,131,831

Managed loans more than 30 days contractually delinquent	$601,600	$902,075
Managed loans charged-off, net of recoveries	$1,166,091	$2,033,852

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

	Year Ended December 31,

	2004	2003

Cash flow to/from the Company:
Proceeds from transfers of portfolios to the Metris Master Trust	$—	$695,459
Net proceeds from sales and repayments of securitized loans	(1,385,200)	(2,141,657)
Proceeds from principal receivables collections reinvested in revolving credit card securitizations	4,682,706	5,306,757
Servicing fees received	129,564	174,964
Cash flows received from net excess spread	325,727	247,438

Total	$3,752,797	$4,282,961

Note 7 — Property and Equipment

      The carrying value of property and equipment is as follows:

	At December 31,

	2004	2003

Furniture and equipment	$24,221	$36,363
Computer software and equipment	72,119	68,923
Buildings and land	4,421	4,604
Leasehold improvements	9,084	12,638

Total	$109,845	$122,528
Less: Accumulated depreciation	85,710	88,848

Balance at end of year	$24,135	$33,680

      Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $11.8 million, $18.2 million and $25.6 million, respectively.

Note 8 — Purchased Portfolio Premium

      The carrying value of the “Purchased portfolio premium” was $9.3 million and $17.6 million as of December 31, 2004 and 2003, respectively, net of accumulated amortization of $144.9 million and $136.6 million, respectively. Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $8.3 million, $25.0 million and $30.2 million, respectively. During 2003, $22.0 million of “Purchased portfolio premium” was written-off due to asset sales. “Purchased portfolio premium” is amortized based on account attrition. On a quarterly basis, “Purchased portfolio premium” is analyzed for impairment on a portfolio by portfolio basis by comparing the expected account attrition to actual account attrition. In the event actual attrition significantly exceeds forecasted attrition, an appropriate adjustment for impairment is made.

Note 9 — Portfolio Sales

      On April 30, 2004, we sold approximately $38.0 million in “Credit card loans” from Direct Merchants Bank. Proceeds from the sale approximated the carrying value of those loans.

      On September 16, 2003, we sold approximately 160,000 credit card accounts amounting to $590.9 million in “Credit card loans” to a third party for cash proceeds of $488.3 million. The sale included $144.4 million of receivables from Direct Merchants Bank and $446.5 million of receivables from MRI. On November 13, 2003, we sold approximately 125,000 credit card accounts amounting to

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

$494.3 million of “Credit card loans” from MRI to a third party for cash proceeds of $396.5 million. During the third quarter of 2003, we recorded a loss of $117.2 million related to these transactions.

      During 2003, we sold two portfolios of delinquent accounts approximating $69.0 million. Upon the decision to sell, $62.3 million of receivables were charged-off.

      During 2002, we sold two portfolios of delinquent accounts approximating $120 million in “Credit card loans.” Upon the decision to sell, $101.5 million of the receivables were charged-off.

Note 10 — Convertible Preferred Stock

      Investors in a Thomas H. Lee Partners, L.P. (“THL Partners”) fund hold 100% of the outstanding shares of our preferred stock. In general, the preferred stockholders are entitled to receive quarterly dividends payable in additional shares of preferred stock (“dividends in-kind”). The annual dividend rate is 9% through December 8, 2008, and 15% thereafter (except following a Change in Control Triggering Event, as described below). Preferred stockholders are also entitled to receive cash dividends paid on our common stock based on the number of shares of common stock into which the preferred stock would convert on the record date of the dividend. The preferred stockholders may also receive, in lieu of a dividend in-kind, dividends payable in cash, property or other securities equivalent to a dividend in-kind if approved by 80% of the Board of Directors, which must include a majority of the directors elected by the preferred stockholders.

      So long as THL Partners or their affiliates own at least 25% of the originally issued preferred stock (or any shares of common stock issued upon conversion thereof), the holders of a majority of the shares of preferred stock are entitled to elect four of 11 directors of the Company’s Board of Directors. So long as THL Partners or their affiliates own at least 10% but less than 25% of the originally issued preferred stock (or any shares of common stock issued upon conversion thereof), the holders of a majority of the shares of preferred stock are entitled to elect one director. Preferred stockholders have the right to vote on general corporate matters with common stockholders on a converted basis.

      Each share of preferred stock is convertible into 30 shares of common stock and, if converted before December 9, 2005, a premium amount guaranteeing dividends at the 9% rate through December 9, 2005. The preferred stockholders are able to convert at any time, and the preferred shares automatically convert into common shares after December 9, 2005 if the common stock trades at a share price of $21.33 or more for 20 consecutive days. As of December 31, 2004, the preferred stock is convertible into 45,053,541 common shares, or approximately 43.7% of the outstanding common stock on a converted basis.

      Before December 9, 2008, all of the preferred stock may be redeemed by paying 103% of the redemption price of $372.50 per share and any accrued dividends at the time of redemption, but only when (i) the common stock has traded at a share price of $21.33 or more for the most recent 20 consecutive trading days, and (ii) the Company has an unsecured corporate debt rating of at least Baa3 from Moody’s and BBB- from S&P. After December 9, 2008, we also have the option to redeem the preferred stock without restriction, and without a premium, at $372.50 per share and any accrued dividends.

      If a Change in Control were to occur, we are obligated to offer redemption of the preferred stock for cash at 101% of the greater of (i) the as-converted value of the preferred stock, or (ii) $372.50 per share of preferred stock plus accrued and unpaid dividends payable at the rate of 9% per annum through December 9, 2005 (such greater amount referred to as the “Liquidation Preference”). THL Partners has the right, but is not obligated, to accept redemption of the preferred stock. If an offer of redemption is not made, a Change in Control Trigger Event occurs and, as a result, (i) additional shares of preferred stock are issued to the holders of preferred stock such that the total number of outstanding shares of preferred stock equal the Liquidation Preference divided by $372.50, (ii) the preferred stock dividend rate increases to 11.5% before December 9, 2008, and 15% thereafter, and are due quarterly in cash, and (iii) the

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

Company becomes subject to limitations on indebtedness, the issuance of capital stock and we cannot pay any dividends or make distributions on stock. If the Company fails to comply with any of the changes in terms, the dividend rate increases another 2% and THL Partners can require the Company to purchase the preferred stock at 101% of the Liquidation Preference.

Note 11 — Stock-Based Compensation

      We provide the Metris Companies Inc. Amended and Restated Long-Term Incentive and Stock Option Plan, which permits a variety of stock-based grants and awards and gives us flexibility in tailoring our long-term compensation programs. Under this plan we are authorized to issue up to 19.0 million shares of common stock to employees. As of December 31, 2004, 8.7 million shares remained available for grant. We do not provide loans to employees for the purchase of stock or the exercise of stock options.

      The Compensation Committee of the MCI Board of Directors has the authority to determine the exercise prices, vesting dates or conditions, expiration dates and other material conditions upon which options or awards may be exercised, except that the option price for Incentive Stock Options (“ISOs”) may not be less than 100% of the fair market value of the common stock on the date of grant (and not less than 110% of the fair market value in the case of an ISO granted to any employee owning more than 10% of the common stock) and the terms of nonqualified stock options may not exceed 15 years from the date of grant (not more than ten years for ISOs and five years for ISOs granted to any employee owning more than 10% of the common stock). Full- or part-time employees, consultants or independent contractors are eligible to receive nonqualified options and awards. Only full- or part-time employees are eligible to receive ISOs. Our non-qualified stock options expire ten years from the date of grant and vest over periods ranging from one to six years with some options vesting at 25% to 33.3% per year.

      We also issue restricted stock and restricted stock units under the stock option plan. During 2003, a total of 305,600 shares of restricted stock were issued to various employees with an approximate aggregated market value of $0.5 million at the time of grant. As of the date restricted stock is granted, deferred compensation is recorded as a reduction of equity for the fair value of the shares granted. The deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period. During 2004, we issued 971,300 restricted stock units to employees. The units vest over a four-year period with possible acceleration of vesting if certain earnings targets are met. The majority of the restricted stock units are subject to forfeiture if the Company does not have cumulative net income for specified years preceding the scheduled vesting dates. Upon vesting, each restricted stock unit converts to one share of common stock that is distributable to the employee. The fair value is adjusted at each balance sheet date. Any changes in fair value are recorded in the current period and included in “Employee compensation” on the consolidated statements of income and “Accrued expenses and other liabilities” on the consolidated balance sheets. For the year ended December 31, 2004, we expensed $3.2 million related to restricted stock units.

      In prior years, we issued restricted stock to our former Chairman and Chief Executive Officer. Upon his termination, he forfeited all the restricted stock previously granted to him. All previously recognized expense was reversed and the related deferred compensation was added back to stockholders’ equity. The amount of compensation reversed in 2002 that had been recognized in previous years was $3.0 million.

      We also provide the Metris Companies Inc. Amended and Restated Non-Employee Director Stock Option Plan, which provides up to 750,000 shares of common stock for awards of options, subject to adjustments in certain circumstances. During 2004, 2003 and 2002, we granted 135,000, 105,000 and 100,000 options, respectively. At December 31, 2004, 13,500 shares remained available for grant.

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

      Information regarding our stock option plans for 2004, 2003, and 2002, is as follows:

	Year Ended December 31,

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	5,827,243	$15.53	11,729,444	$19.05	10,604,136	$19.73
Options exercised	367,122	1.63	2,500	5.33	49,899	13.67
Options granted	1,106,300	1.00	1,622,794	1.48	2,180,885	12.09
Options canceled/ forfeited	1,439,385	17.40	7,522,495	17.99	1,005,678	11.45

Options outstanding, end of year	5,127,036	12.86	5,827,243	15.53	11,729,444	19.05

Weighted-average fair value of options granted during the year	—	$6.93	—	$1.34	—	$8.19

      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Price	at 12/31/04	Life	Price	at 12/31/04	Price

$0 – $16.77	3,295,381	6.0	$8.40	1,501,328	$9.35
$17.10 – $24.42	1,100,082	5.5	22.19	953,041	22.36
$24.67 – $38.88	731,573	6.0	29.01	627,250	29.07

	5,127,036	5.9	15.51	3,081,619	17.39

Employee Stock Purchase Plan

      We provide the Metris Companies Inc. Employee Stock Purchase Plan (“ESPP”), whereby eligible employees may authorize payroll deductions of the lesser of up to 15% of their salary or the fair market value of $25,000 annually to purchase shares of our common stock. Under the plan, shares of our common stock may be purchased at the end of each monthly offering period at 85% of the lower of the fair market value on the first or last day of the monthly offering period. Employees contributed $557,809 and $752,358 to purchase 93,376 and 353,794 shares of common stock under the ESPP during 2004 and 2003, respectively. We are authorized to issue up to 2.6 million shares of common stock to employees under the plan, and as of December 31, 2004, approximately 1.4 million shares remained available for future issuance.

      We offer certain employees the Non-Qualified Employee Stock Purchase Plan (“NQ ESPP”). Eligible employees may purchase shares of our common stock at 85% of the lower of fair market value of common shares on the first or last day of the monthly offering period. Employees contributed $128,276 and $84,091 to purchase 16,388 and 28,187 shares of common stock under the NQ ESPP during 2004 and 2003, respectively. We are authorized to issue up to 500,000 shares of common stock to employees under the plan, and as of December 31, 2004, there were approximately 400,000 shares available for future issuance.

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

Management Stock Purchase Plans

      We provide the Metris Companies Inc. Management Stock Purchase Plan (“MSPP”), whereby any employee who is a Senior Vice President level or above, excluding corporate officers designated by the Board of Directors, who participates in the Metris Management Incentive Bonus Plan, is eligible to participate. Participants may elect to defer up to 50% of their bonus received under the Management Bonus Plan, which is credited to a stock purchase account as restricted stock units. We will match $1 for every $3 contributed by the participant. The participant’s contributions are vested immediately and our matching contributions vest after three years. During 2004 and 2003, employees contributed $4,551 and $6,750 to purchase 758 and 1,502 restricted stock units under the plan, respectively. The restricted stock units convert to common stock when distributed from the plans. We are authorized to issue up to 450,000 shares of common stock to employees under the MSPP, and as of December 31, 2004, 278,697 of the authorized shares remained available for future issuance.

      We provide an additional management stock purchase plan, whereby officers designated by the Board of Directors to participate in the Metris Companies Inc. Annual Incentive Bonus Plan for Designated Corporate Officers (“Designated Corporate Officers Plan”) are eligible to participate. Participants may elect to defer up to 50% of their bonus received under the Management Bonus Plan, which is credited to a stock purchase account as restricted stock units. We will match $1 for every $3 contributed by the participant. The participant’s contributions vest immediately and our matching contributions vest after three years. The restricted stock units convert to common stock when distributed from the plans. We are authorized to issue up to 600,000 shares of common stock to employees under the Designated Corporate Officers Plan, and as of December 31, 2004, all authorized shares were available for future issuance. No contributions were made to the plan during 2004 or 2003.

Note 12 — Employee Benefit Plans

Defined Contribution Plan

      We offer a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) Plan, and we match a portion of employee contributions and make discretionary contributions based upon our financial performance. For the years ended December 31, 2004, 2003, and 2002, we contributed $2.3 million, $3.3 million and $2.6 million to the 401(k) Plan, respectively.

      The Company previously offered a Deferred Restorative Retirement Plan (“DRRP”) for a select group of management or highly compensated employees. The DRRP provided saving and investment opportunities to those individuals who elected to defer a portion of their salary. The Company matched a portion of the employee contribution and made discretionary contributions based on the Company’s financial performance. We contributed $0.4 million to the plan for the year ended December 31, 2002. During 2003, the DRRP was discontinued and all vested balances were distributed to participants.

Supplemental Executive Retirement Plan

      Our Supplemental Executive Retirement Plan (“SERP”) provides officers and other members of senior management with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. The SERP is an account balance plan to which we will make annual contributions targeted to provide 40%-60% of the average of the participant’s final three years of salary and bonus with us. These benefits will be paid in 15 annual installments beginning the year after the participant becomes eligible to receive benefits. Participants are eligible to receive benefits upon leaving our employment if they are at least 65 years of age or at least age 55 with five years of plan participation; or if a change of control

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

occurs; in the event of death; or at the discretion of the Compensation Committee. We recognized $2.7 million, $3.4 million, and $0.9 million of expense in 2004, 2003, and 2002, respectively, related to the SERP. Our liability was $9.7 million and $7.1 million at December 31, 2004 and 2003, respectively, for future payments under this plan. We calculate this expense and liability based on actuarial assumptions regarding years of participation, future investment returns and participants continuing in the SERP until age 65.

Note 13 — Income Taxes

      The components of the expense (benefit) for income taxes consisted of the following:

	Year Ended December 31,

	2004	2003	2002

Current:
Federal	$6,103	$(93,725)	$(28,893)
State	508	557	138

	6,611	(93,168)	(28,755)
Deferred:
Federal	15,299	22,940	29,840
State	301	702	782

	15,600	23,642	30,622
Total	$22,211	$(69,526)	$1,867

      A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

	Year Ended December 31,

	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.9	(0.4)	211.3
Valuation allowance	2.7	(1.1)	—
Other, net	1.1	(1.5)	413.4

Effective income tax rate	39.7%	32.0%	659.7%

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

      Our deferred tax assets and liabilities, which are included in “Accrued expenses and other liabilities” on the consolidated balance sheets are as follows:

	At December 31,

	2004	2003

Deferred income tax assets resulting from future deductible and taxable temporary differences:
Allowance for loan losses and retained interests fair value adjustments	$49,280	$122,852
Intangible amortization	41,437	30,343
Net operating loss and credit carryforwards	10,305	28,200
Other	23,728	32,369
Valuation allowance	(3,935)	(2,427)

Total deferred tax assets	$120,815	$211,337
Deferred income tax liabilities resulting from future taxable and deductible temporary differences:
Accrued interest on credit card loans	129,284	194,766
Other	9,948	19,388

Total deferred tax liabilities	139,232	214,154

Net deferred tax liabilities	$(18,417)	$(2,817)

      During 2004, the Company recorded a $1.5 million valuation allowance against its deferred tax assets due to uncertainties related to their realization. The valuation allowances at December 31, 2004 and 2003 primarily relate to alternative minimum tax credit carryforwards. We believe, based on our operating earnings in prior years and expected reversal of taxable temporary differences, the remaining deferred tax assets are fully realizable.

      The Company’s 1998 through 2002 federal income tax returns are under examination by the Internal Revenue Service (“IRS”). Both the Company and the IRS have proposed adjustments involving the tax treatment of certain credit card fees as original issue discount (“OID”). These fees include late, overlimit, interchange, cash advance and annual fees. Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees create OID that should be deferred and amortized over the remaining life of the underlying credit card loans for tax purposes. As of December 31, 2004, and December 31, 2003, the Company had deferred cumulative federal income tax related to this issue of approximately $129 million and $179 million, respectively. The decrease is primarily attributable to the decrease in managed receivables. Our treatment of these fees is consistent with that of many other United States credit card issuers. Furthermore, we believe our treatment of these fees is appropriate based on relevant technical authority and specific guidance issued by the IRS regarding late fees. However, the timing and amount of any final resolution remain uncertain. We continue to work with the IRS to resolve this matter and do not expect to pay any incremental tax related to this issue in the next 12 months, nor do we expect the resolution of this matter to have a material adverse effect on future earnings.

Note 14 — Stockholders’ Equity

      Under our current Credit Agreement we cannot make dividend payments that exceed either $.01 per share of our capital stock (as defined in that Credit Agreement) in any fiscal quarter, or $4.0 million in any fiscal year. Under a prior credit facility agreement, which expired in June 2003, we were unable to pay dividends in any year in amount greater than 40% of the previous year’s net income. Further, under our immediately preceding credit facility agreement, which expired in May 2004, we could not make dividend

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

payments that exceeded either $.01 per share of our capital stock (as defined in that credit agreement) and stock options outstanding, or $1.0 million per quarter. As a result of these restrictions, during the years ended December 31, 2004 and 2003, we did not pay cash dividends. During the year ended December 31, 2002, we paid cash dividends totaling $3.7 million, or $.04 per common share.

Note 15 — Related Party Transactions

      In the ordinary course of business, our executive officers may have credit card loans issued by us. Pursuant to our policy, such loans are issued on the same terms as those prevailing at the time for comparable loans with unrelated persons and do not involve more than the normal risk of collectibility.

      On May 7, 1999, we entered into a loan agreement with our former Chairman and Chief Executive Officer, Ronald N. Zebeck. The loan’s original and current principal balance is $5 million. The loan is unsecured and bears interest at a rate of 6.25% per annum. Mr. Zebeck was terminated effective December 15, 2002. On January 23, 2004, a complaint was filed in Hennepin County District Court in Minneapolis, Minnesota, against MCI, certain members of its Board of Directors and a number of other entities, by Mr. Zebeck. The complaint alleges breach of contract, intentional interference with contract, breach of covenant of good faith, defamation, and violation of Minnesota’s whistleblower act. On February  1, 2004, defendants filed an answer in which they denied the allegations in the complaint, and MCI filed counterclaims against Mr. Zebeck alleging breach of fiduciary duty and duty of loyalty, unjust enrichment, breach of covenant not to compete, requesting an accounting, and seeking declaratory judgment against Mr. Zebeck for the principal amount ($5 million) of the loan, plus interest. The lawsuit is in the pretrial discovery phase. We believe Mr. Zebeck’s claims are without factual and legal support, and we have numerous substantive legal defenses to his claims. We intend to vigorously defend against Mr. Zebeck’s claims and will aggressively prosecute our case against him.

      On March 31, 2003, Thomas H. Lee Equity Fund IV, L.P. (“THL Fund IV”) committed to provide a term loan to the Company in an aggregate amount of $125 million as a backup financing facility, secured by assets of the Company. On June 27, 2003, the term loan commitment was terminated and replaced with a $125 million senior secured loan funded by a consortium of lenders. With the termination of the THL Fund IV commitment, we wrote off $5.1 million of capitalized commitment fees paid to the THL Fund IV.

Note 16 — Commitments and Contingencies

      Commitments to extend credit to consumers represent the unused credit limits on open credit card accounts. These commitments were $6.7 billion and $8.0 billion as of December 31, 2004 and 2003, respectively. While these amounts represent the total lines of credit available to our customers, we have not experienced, and do not anticipate, that all of our customers would exercise their entire available line at any given point in time. We also have the right to increase, reduce, cancel, alter or amend the terms of these available lines of credit at any time.

      We lease certain office facilities and equipment under various cancelable and non-cancelable operating lease agreements that provide for the payment of a proportionate share of property taxes, insurance and other maintenance expenses. These leases also may include scheduled rent increases and renewal options. Rental expense, net of sublease revenue, for these operating leases for the years ended December 31, 2004, 2003 and 2002 was $8.3 million, $14.0 million and $15.5 million, respectively. In 2004, 2003 and 2002, we recognized $0.3 million, $14.1 million and $6.4 million, respectively, of expense due to excess capacity in our operating leases in “Asset impairments, lease write-offs and severance” on the consolidated statements of income.

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

      Future minimum lease commitments at December 31, 2004, under cancelable and non-cancelable operating leases are as follows:

2005	$8,283
2006	7,168
2007	6,598
2008	5,758
2009	5,669
Thereafter	7,643

Total minimum lease payments	41,119

      We are a party to various legal proceedings resulting from the ordinary business activities relating to our operations. In September 2002, a shareholder lawsuit was filed in the United States District Court for the District of Minnesota, naming MCI, Ronald N. Zebeck and David D. Wesselink as defendants. The plaintiffs represent a class of purchasers of MCI common stock between November 5, 2001 and July 17, 2002. The lawsuit seeks damages in an unspecified amount. The complaint alleges, among other things, that defendants violated the federal securities laws when MCI failed to timely disclose the resulting impact of an OCC Report of Examination. The lawsuit is currently in the pre-trial discovery phase. We believe the lawsuit is without merit and are vigorously defending against the claim.

      Our activities as a credit card lender are subject to regular review and examination by federal regulators to assess compliance with various federal consumer protection laws. Regulators are authorized to impose penalties for violations of these laws and, in certain cases, to order us to pay restitution to injured cardholders.

      On May 3, 2001, Direct Merchants Bank entered into a consent order with the OCC. The consent order required us to pay approximately $3.2 million in restitution to approximately 62,000 credit card customers who applied for and received a credit card in connection with a series of limited test marketing campaigns from March 1999 to June 2000. Under the terms of the consent order, we made no admission or agreement on the merits of the OCC’s assertions. The restitution as required by the OCC consent order was paid and is reflected in our December 31, 2001 financial statements. In October 2002, the OCC advised that Direct Merchants Bank is in full compliance with the consent order. Furthermore, the OCC made a determination not to assess civil money penalties.

Note 17 — Capital Requirements and Restricted Payments

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

      Direct Merchants Bank is subject to certain capital adequacy guidelines adopted by the OCC. Furthermore, FFIEC guidelines indicate that an institution with a concentration in subprime lending should hold one and one-half to three times the normal minimum capital required. At December 31, 2004 and 2003, Direct Merchants Bank’s Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a “well-capitalized” depository institution under regulations of the OCC.

      Direct Merchants Bank and MCI have entered into a Capital Assurance and Liquidity Maintenance Agreement that requires MCI to make such capital infusions or provide the Bank with financial assistance so as to permit the Bank to meet its liquidity requirements.

      Direct Merchants Bank also entered into a Liquidity Reserve Deposit Agreement under which the Bank has established restricted deposits with third-party depository institutions for the purpose of supporting Direct Merchants Bank’s funding needs. These deposits are invested in short-term liquid assets and are classified on the consolidated balance sheets as the “Liquidity reserve deposit.” As of December 31, 2004 and 2003, the balance in the liquidity reserve accounts was $79.7 million and $80.2 million, respectively.

      On December 11, 2003, MCI and Direct Merchants Bank entered into a Modified Operating Agreement with the OCC, which replaced the original Operating Agreement dated March 18, 2003. The Modified Operating Agreement requires, among other things, that:

•	The Bank must maintain minimum capital at the dollar amount reported on its September 30, 2003, Call Report ($213 million), unless otherwise approved by the OCC.

•	The Bank may continue to pay dividends in accordance with applicable statutory and regulatory requirements provided capital remains at the required level.

•	The Bank must maintain liquid assets at the greater of $35 million or 100% of the average highest daily funding requirement for managed receivables ($31.5 million at December 31, 2004).

•	The Bank must comply with the terms of the Liquidity Reserve Deposit Agreement and Capital Assurance and Liquidity Maintenance Agreement.

•	MCI must comply with the Capital Assurance and Liquidity Maintenance Agreement.

      The Company believes it is currently in compliance with all of the terms of the Modified Operating Agreement. If the OCC were to conclude that the Bank failed to adhere to any provisions of the Modified Operating Agreement, the OCC could pursue various enforcement options. If any of these options were to be pursued by the OCC, it could have a material adverse affect on our operations or capital position.

      In general, federal law prohibits a national bank such as Direct Merchants Bank from making dividend distributions on common stock if the dividend would exceed currently available undistributed profits. In addition, a national bank such as Direct Merchants Bank must obtain OCC approval prior to paying a dividend if distribution would exceed current year net income combined with retained earnings from the prior two years. Due to the dividend paid by the Bank in March of 2003, Direct Merchants Bank was required to obtain prior approval from the OCC in order to pay dividends during the years ended December 31, 2004 and 2003. In addition, Direct Merchants Bank cannot pay a dividend if the distribution would cause it to fail to meet applicable capital adequacy standards. During the years ended December 31, 2004 and 2003, the Bank paid dividends in the amount of $66.0 million and $190.8 million, respectively. Subsequent to December 31, 2004, the Bank paid $15.0 million in dividends.

Note 18 — Concentrations of Credit Risk

      A concentration of credit risk is defined as significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. We are active in originating credit card loans throughout the United States, and no individual or group had a significant concentration of credit risk at December 31, 2004 or 2003.

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

      We target the marketing of our consumer lending products primarily to middle-market consumers. Primary risks associated with lending to this market are that they may be more sensitive to future economic downturns, which may make them more likely to default on their obligations.

      The banking regulators have issued guidelines to further segregate a credit card issuer’s loan portfolio between subprime loans and prime loans. The banking regulators deem subprime loans to have higher credit risk. Subprime receivables (defined as loans to consumers who have a FICO credit score of 660 or less) held by Direct Merchants Bank were $44.1 million or 64.6% of its credit card portfolio as of December 31, 2004, compared to $83.5 million or 65.7% of its credit card portfolio as of December 31, 2003. Subprime receivables held by the Metris Master Trust were $3.95 billion or 60.7% of its credit card portfolio as of December 31, 2004, compared to $4.85 billion or 60.6% of its credit card portfolio as of December 31, 2003.

Note 19 — Fair Value of Financial Instruments

      We have estimated the fair value of our financial instruments in accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” Financial instruments include both assets and liabilities, whether or not recognized in our consolidated balance sheets, for which it is practicable to estimate fair value. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Additionally, certain intangible assets recorded on the consolidated balance sheets, such as purchased credit card relationships, and other intangible assets not recorded on the consolidated balance sheets (such as the value of the credit card relationships for originated loans and the franchise values of our various lines of business), are not considered financial instruments and, accordingly, are not valued for purposes of this disclosure. Accordingly, the aggregate estimated fair value amounts presented do not represent our entire underlying value.

      Quoted market prices generally are not available for all of our financial instruments. In cases where quoted market prices are not available, fair values were estimated using present value and other valuation techniques that are significantly affected by the assumptions used, including the discount rate and estimated future cash flows. These assumptions are based on historical experience and assessments regarding the ultimate collectibility of assets and related interest, and estimates of product lives and repricing characteristics used in our asset/liability management process. These assumptions involve uncertainties and matters of judgment and therefore cannot be determined with precision. Thus, changes in these assumptions could significantly affect the fair-value estimates.

      A description of the methods and assumptions used to estimate the fair value of each class of our financial instruments is as follows:

Cash and due from banks, Federal funds sold, Short-term investments and Liquidity reserve deposit

      Carrying amounts approximate fair value due to the liquid and short-term nature of these instruments.

Available for sale securities

      Our available for sale securities portfolio consists solely of investments in AA/ Aa2 or higher rated auction rate securities. Auction rate securities are term debt and/or equity securities earning income at a rate that is frequently reset to reflect current market conditions via an auction. On each reset date, we buy and sell securities at par. We only invest in securities with reset dates of 90 days or less. Due to the frequency with which the yields on these securities resets, cost approximates fair market value.

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

Credit card loans, net

      “Credit card loans” are originated with variable rates of interest that adjust with changing market interest rates. Thus, the carrying value of the “Credit card loans,” less the “Allowance for loan losses,” approximates fair value. This valuation does not include the value that relates to estimated cash flows generated from new loans to existing cardholders over the life of the cardholder relationship. Accordingly, the aggregate fair value of the “Credit card loans” does not represent the underlying value of the established cardholder relationships.

Retained interests in loans securitized

      The fair value of the “Retained interests in loans securitized” are estimated by discounting the expected future cash flows from the Metris Master Trust and each of the conduits at rates that we believe to be consistent with those that would be used by an independent third party. However, because there is no active market for these “Retained interests in loans securitized,” the fair values presented may not be indicative of the value negotiated in an actual sale. The future cash flows used to estimate fair value are limited to the securitized receivables that exist at year end and do not reflect the value associated with future receivables generated by accountholder activity.

Interest rate caps

      We enter into interest rate cap transactions to hedge our interest rate exposure related to most series of securities issued from the Metris Master Trust and MCI-issued long-term debt. We mark these assets to market based on third-party and counter-party valuations and, as such, carrying value approximates fair value.

Debt

      We obtain the fair value of our long-term fixed rate debt from quoted market prices. The carrying value of our variable rate long-term debt approximates its fair value.

      The estimated fair values of our financial instruments are summarized as follows:

	At December 31,

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Cash and due from banks	$25,198	$25,198	$32,076	$32,076
Federal funds sold	22,450	22,450	25,300	25,300
Short-term investments	43,070	43,070	73,134	73,134
Available for sale securities	306,409	306,409	47,975	47,975
Liquidity reserve deposit	79,746	79,746	80,158	80,158
Credit card loans, net	55,821	55,821	83,123	83,123
Retained interests in loans securitized	784,135	784,135	836,901	836,901
Interest rate caps	1,498	1,498	9,787	9,787
Debt	373,624	376,596	350,448	315,951

Note 20 — Derivative Financial Instruments

      We use derivative financial instruments for the purpose of managing our exposure to interest rate risks.

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

      MRI enters into interest rate cap transactions related to most asset-backed securitization transactions. MRI assigns all of its right, title, and interest under the interest rate cap agreement to the Trustee of the Metris Master Trust for the benefit of the holders of securities issued by the Metris Master Trust. The purpose of the interest rate cap is to effectively limit the interest exposure of the Metris Master Trust for each individual series to a maximum based upon the LIBOR rate. We also enter into interest rate cap agreements to hedge interest rate exposure on MCI-issued long-term debt.

      The interest rate caps do not meet the criteria for hedge accounting treatment under Statement of Financial Accounting Standards No. 133 Derivative Instruments and Hedging Activities. The change in the fair value of the caps is included in the consolidated income statement under “Transaction costs and other” or “Other” expenses, as appropriate. We recognized expense of $10.2 million, $5.3 million and $22.6 million from the mark-to-market adjustments on the interest rate caps for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 21 —	Sale of Membership Club and Warranty Business

      During the third quarter of 2003, we sold our membership club and warranty business to CPP Group for cash proceeds of $45 million. We recorded a gain on the sale of $84.8 million. Included in the gain was the recognition of $90.8 million of “Deferred income” and the write-off of $45.4 million of deferred costs.

Note 22 — Asset Impairments, Lease Write-Offs and Severance

      “Asset impairments, lease write-offs and severance” were $5.2 million for the year ended December 31, 2004, and were primarily comprised of expenses related to employment severance costs resulting from workforce reductions. During the year ended December 31, 2003, “Asset impairments, lease write-offs and severance” were $56.2 million and included $8.3 million for workforce reductions, $20.8 million in write-downs of excess property, equipment, and operating leases, a $22.0 million write-off of purchased portfolio premium on “Credit card loans” sold in the third and fourth quarters of 2003, and a $5.1 million write-off of commitment fees related to a backup financing facility entered into in March of 2003 with Thomas H. Lee Equity Fund IV, L.P. During the year ended December 31, 2002, we recorded a write-down of $10.6 million for portfolios of charged-off loans purchased in 2001 and 2000, a $17.1 million write-down of excess property, equipment, operating leases, and the then-pending sale of our Arizona facility, which are also recorded in “Asset impairments, lease write-offs and severance.”

Note 23 — Debt and Deposits

      In May 2004, we paid off the $95.3 million remaining outstanding on our $125 million term loan due June 2004 and closed on a $300 million term loan that matures in May 2007. The $300 million senior secured loan was issued pursuant to a Senior Secured Credit Agreement dated May 6, 2004 (“Credit Agreement”). The loan carries a floating annual interest rate equal to the one-month LIBOR for the applicable interest period plus 9.50%. The proceeds of the loan were used in part for early repayment of our $100 million 10% Senior Notes, which came due in November 2004 (together with accrued and unpaid interest and prepayment premium due thereon), and to pay fees and transaction expenses related to the loan. During the fourth quarter of 2004, we made two prepayments totaling $75 million on the Credit Agreement. Amounts expensed associated with these prepayments totaled $6.9 million and are classified as “Other” on our consolidated statements of income for the period ended December 31, 2004. We are bound by certain covenants under our Credit Agreement and as of December 31, 2004 we were in compliance with all financial covenants under the Credit Agreement.

      As of December 31, 2004, we had $150.0 million outstanding of 10.125% Senior Notes due 2006. The carrying value of these Senior Notes was $148.6 million as of December 31, 2004. These Senior Notes

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (CONTINUED)

were issued at a discount of $6.3 million to yield an effective interest rate of 11%. Subsequent to December 31, 2004, we made a prepayment of $50 million on the Senior Notes due 2006. We paid a call premium on the prepayment of approximately 2.5% of the principal pre-paid, or approximately $1.3 million, to the holders of the notes. The remaining principal outstanding on the original unsecured senior notes is $100 million as a result of this prepayment.

      Our debt outstanding as of December 31, 2004, matures as follows:

2005	$—
2006	148,624
2007	225,000

Total debt outstanding	$373,624

      In the third quarter of 2003, we sold all of the brokered and retail jumbo CDs issued by Direct Merchants Bank. The face value of the “Deposits” sold was $559.3 million. We recorded a loss on that sale of $33.0 million.

      The remaining “Deposits” the Bank has established relate to its secured card product. These accounts do not have a set maturity date and pay a fixed interest rate of 2%. As of December 31, 2004 and 2003, $3.4 million and $6.3 million of secured card deposits were outstanding, respectively.

      The Senior Notes due 2006 and the Credit Agreement are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc., magnUS Services, Inc., Metris Card Services, LLC and Metris Credit Card Services, Inc. (the “Guarantors”). Any subsidiaries we form in the future may provide a guarantee of this indebtedness. The guarantee is an unsecured obligation of the Guarantors and ranks equally with all existing and future unsubordinated indebtedness. We also have various indirect subsidiaries, which do not guarantee MCI’s debt. We have prepared condensed consolidating financial statements, which follow the detail Guarantor subsidiaries and the non-guarantor subsidiaries for purposes of complying with SEC reporting requirements. Separate financial statements of the guaranteeing subsidiaries and the non-guaranteeing subsidiaries are not presented because we have determined that the subsidiaries’ financial information would not be material to investors.

METRIS COMPANIES INC.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

December 31, 2004

	Metris		Non-
	Companies	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
ASSETS:
Cash and due from banks	$(1,102)	$(178)	$26,478	$—	$25,198
Federal funds sold	—	—	22,450	—	22,450
Short-term investments	6,065	—	37,005	—	43,070
Available for sale securities	50,000	—	256,409	—	306,409
Liquidity reserve deposit	—	—	79,746	—	79,746
Net credit card loans	99	—	55,722	—	55,821
Retained interests in loans securitized	8,686	—	775,449	—	784,135
Property and equipment, net	—	24,135	—	—	24,135
Purchased portfolio premium	—	—	18,337	(9,076)	9,261
Other receivables due from credit card securitizations, net	4	—	68,017	—	68,021
Other assets	34,117	29,541	36,493	(36,918)	63,233
Investment in subsidiaries	1,302,122	1,110,022	782	(2,412,926)	—

Total assets	$1,399,991	$1,163,520	$1,376,888	$(2,458,920)	$1,481,479

LIABILITIES:
Deposits	$(500)	$—	$3,907	$—	$3,407
Debt	462,282	(213,993)	168,335	(43,000)	373,624
Accounts payable	1,598	21,761	28,493	(14,233)	37,619
Deferred income	—	—	18,980	(8,450)	10,530
Accrued expenses and other
liabilities	(10,691)	14,743	81,398	23,547	108,997

Total liabilities	452,689	(177,489)	301,113	(42,136)	534,177

Total stockholders’ equity	947,302	1,341,009	1,075,775	(2,416,784)	947,302

Total liabilities and stockholders’ equity	$1,399,991	$1,163,520	$1,376,888	$(2,458,920)	$1,481,479

METRIS COMPANIES INC.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

December 31, 2003

	Metris		Non-
	Companies	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
ASSETS:
Cash and due from banks	$(2,096)	$3,034	$31,138	$—	$32,076
Federal funds sold	—	—	25,300	—	25,300
Short-term investments	1,015	—	72,119	—	73,134
Available for sale securities	—	—	47,975	—	47,975
Liquidity reserve deposit	—	—	80,158	—	80,158
Net credit card loans	15,203	—	67,920	—	83,123
Retained interests in loans securitized	—	—	822,900	14,001	836,901
Property and equipment, net	—	33,663	17	—	33,680
Purchased portfolio premium	80	—	17,481	—	17,561
Other receivables due from credit card securitizations, net	5	—	80,709	—	80,714
Other assets	21,242	30,934	54,917	(25,319)	81,774
Investment in subsidiaries	1,296,461	878,810	—	(2,175,271)	—

Total assets	$1,331,910	$946,441	$1,300,634	$(2,186,589)	$1,392,396

LIABILITIES:
Deposits	$(1,000)	$—	$7,262	$—	$6,262
Debt	384,684	(413,842)	422,606	(43,000)	350,448
Net intercompany				—	—
Accounts payable	489	15,406	16,805	(303)	32,397
Deferred income	—	—	18,060	—	18,060
Accrued expenses and other liabilities	38,544	48,416	(42,909)	31,985	76,036

Total liabilities	422,717	(350,020)	421,824	(11,318)	483,203

Total stockholders’ equity	909,193	1,296,461	878,810	(2,175,271)	909,193

Total liabilities and stockholders’ equity	$1,331,910	$946,441	$1,300,634	$(2,186,589)	$1,392,396

METRIS COMPANIES INC.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME

Year Ended December 31, 2004

	Metris		Non-
	Companies	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenues:
Securitization income	$2,491	—	204,989	121,830	329,310
Servicing income on securitized receivables	(194)	—	133,859	—	133,665
Credit card loan and other interest income	1,121	—	18,979	—	20,100
Credit card loan fees, interchange and other income	2,740	88,629	129,954	(199,357)	21,966
Enhancement services income	—	166	24,954	(33)	25,087
Intercompany allocations	354	158,391	2,257	(161,002)	—

Total revenues	6,512	247,186	514,992	(238,562)	530,128
Expenses:
Interest expense	61,304	(9,447)	8,584	—	60,441
Provision for loan losses	(1,271)	—	(3,491)	—	(4,762)
Credit card account and other product solicitation and marketing expenses	105	66,857	87,834	(76,138)	78,658
Employee compensation	—	138,583	2,770	—	141,353
Data processing services and communication	11	(51,988)	118,935	(12,017)	54,941
Credit protection claims expense	—	—	17,891	—	17,891
Occupancy and equipment	—	22,573	18	—	22,591
Purchased portfolio premium amortization	80	—	6,732	1,488	8,300
Asset impairments, lease write-offs and severance	—	5,198	(1)	—	5,197
Other	13,981	60,345	15,236	—	89,562
Intercompany allocations	158	39,914	120,930	(161,002)	—

Total expenses	74,368	272,035	375,438	(247,669)	474,172
(Loss) Income Before Income Tax (Benefit) Expense and Equity in Income of Subsidiaries	(67,856)	(24,849)	139,554	9,107	55,956
Income tax (benefit) expense	(26,939)	(10,214)	55,751	3,613	22,211
Equity in income of subsidiaries	74,662	98,844	200	(173,706)	—

Net Income	$33,745	$84,209	$84,003	$(168,212)	$33,745

METRIS COMPANIES INC.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME

Year Ended December 31, 2003

	Metris		Non-
	Companies	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenues:
Securitization income	(158)	—	174,976	(1,451)	173,367
Servicing income on securitized receivables	—	—	176,627	—	176,627
Credit card loan and other income	1,604	—	88,926	—	90,530
Credit card loan fees, interchange and other income	2,535	66,153	89,383	(78,579)	79,492
Enhancement services income	—	—	107,930	—	107,930
Loss on sale of credit card loans	—	—	(117,183)	—	(117,183)
Gain on sale of membership club and warranty business	(624)	28,011	45,787	11,613	84,787
Intercompany allocations	2,375	243,873	22,520	(268,768)	—

Total revenues	5,732	338,037	588,966	(337,185)	595,550
Expenses:
Interest expense	46,869	(4,873)	32,425	—	74,421
Provision for loan losses	2,568	—	124,182	(102)	126,648
Credit card account and other product solicitation and marketing expenses	—	50,144	101,137	(57,932)	93,349
Employee compensation	—	170,597	4,942	—	175,539
Data processing services and communications	18	(78,471)	161,584	(14,416)	68,715
Credit protection claims expense	—	—	30,882	—	30,882
Occupancy and equipment	—	—	36,564	—	36,564
Purchased portfolio premium amortization	48	—	28,457	(3,505)	25,000
Asset impairments, lease write-offs and severance	—	—	56,222	—	56,222
Loss on sale of deposits	—	—	32,963	—	32,963
Other	2,914	124,418	(17,429)	(17,391)	92,512
Intercompany allocations	90	80,690	187,988	(268,768)	—

Total expenses	52,507	342,505	779,917	(362,114)	812,815
Loss Before Income Tax Benefit and Equity in Loss of Subsidiaries	(46,775)	(4,468)	(190,951)	24,929	(217,265)
Income tax benefit	(14,969)	(6,791)	(53,256)	5,490	(69,526)
Equity in loss of subsidiaries	(115,933)	(130,400)	—	246,333	—

Net Loss	$(147,739)	$(128,077)	$(137,695)	$265,772	$(147,739)

METRIS COMPANIES INC.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF INCOME

Year Ended December 31, 2002

	Metris		Non-
	Companies	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenues:
Securitization income	3,168	—	324,872	(4,523)	323,517
Servicing income on securitized receivables	—	—	195,214	—	195,214
Credit card loan and other interest income	584	—	228,818	—	229,402
Credit card loan fees, interchange and other income	1,748	94,941	166,747	(100,262)	163,174
Enhancement services revenue	—	58,664	154,519	(59,667)	153,516
Intercompany allocations	166	266,604	45,742	(312,512)	—

Total revenues	5,666	420,209	1,115,912	(476,964)	1,064,823
Expenses:
Interest expense	31,168	389	71,959	—	103,516
Provision for loan losses	(603)	—	220,305	102	219,804
Credit card account and other product solicitation and marketing expenses	16	112,249	181,196	(120,192)	173,269
Employee compensation	(1,101)	183,701	28,226	—	210,826
Data processing services and communications	52	(92,080)	184,702	(8,800)	83,874
Credit protection claims expense	—	1,334	43,216	—	44,550
Occupancy and equipment	—	—	48,013	—	48,013
Purchased portfolio premium amortization	119	—	33,727	(3,626)	30,220
Asset impairments, lease write-offs and severance	—	—	27,736	—	27,736
Other	7,214	143,488	(18,579)	(9,391)	122,732
Intercompany allocations	80	92,814	219,618	(312,512)	—

Total expenses	36,945	441,895	1,040,119	(454,419)	1,064,540
(Loss) Income Before Income Tax (Benefit) Expense and Equity in Income of Subsidiaries	(31,279)	(21,686)	75,793	(22,545)	283
Income tax (benefit) expense	(9,377)	(20,107)	38,110	(6,759)	1,867
Equity in income of subsidiaries	20,318	37,683	—	(58,001)	—

Net (Loss) Income	$(1,584)	$36,104	$37,683	$(73,787)	$(1,584)

METRIS COMPANIES INC.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31,2004

	Metris		Non-
	Companies	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

	(Dollars in thousands)
Operating Activities:
Net cash provided by (used in) operating activities	$45,976	$(28,701)	$368,855	$(133,735)	$252,395

Investing Activities:
Proceeds from sales of available for sale securities	656,102	—	2,774,874	—	3,430,976
Purchases of available for sale securities	(706,102)	—	(2,983,308)	—	(3,689,410)
Net cash from loan originations and principal collections on loans receivable	7,690	—	(85,700)	14,000	(64,010)
Proceeds from sales of credit card portfolios to third parties	—	—	27,870	—	27,870
Net disposals of property and equipment	—	(2,297)	—	—	(2,297)
Investment in subsidiaries	(5,662)	(231,212)	(782)	237,656	—

Net cash used in investing activities	(47,972)	(233,509)	(267,046)	251,656	(296,871)

Financing Activities:
Net increase (decrease) in debt	6,250	199,849	(254,271)	54,422	6,250
Net increase(decrease)in deposits	501	—	(3,356)	—	(2,855)
Proceeds from issuance of common stock	1,289	—	—	—	1,289
Capital contributions	—	59,149	113,194	(172,343)	—

Net cash provided by (used in) financing activities	8,040	258,998	(144,433)	(117,921)	4,684

Net increase (decrease) in cash and cash equivalents	6,044	(3,212)	(42,624)	—	(39,792)
Cash and cash equivalents at beginning of year	(1,081)	3,034	128,557	—	130,510

Cash and cash equivalents at end of year	$4,963	$(178)	$85,933	$—	$90,718

METRIS COMPANIES INC.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2003

	Metris		Non-
	Companies	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

	(Dollars in thousands)
Operating Activities:
Net cash used in operating activities	$(165,368)	$(114,182)	$(330,567)	$271,997	$(338,120)

Investing Activities:
Proceeds from sales of available for sale securities	—	—	1,473,108	—	1,473,108
Purchases of available for sale securities	—	—	(1,411,083)	—	(1,411,083)
Proceeds from transfers of portfolios to the Metris Master Trust	—	—	695,459	—	695,459
Net cash from loan originations and principal collections on loans receivable	(13,962)	—	(766,070)	(14,001)	(794,033)
Proceeds from sales of credit card portfolios to third-parties	—	—	891,256	—	891,256
Proceeds from sale of membership club and warranty business	—	8,100	36,900	—	45,000
Net disposals of property and equipment	—	5,717	20,225	—	25,942
Investment in subsidiaries	180,419	275,006	512,963	(968,388)	—

Net cash provided by investing activities	166,457	288,823	1,452,758	(982,389)	925,649

Financing Activities:
Net increase (decrease) in debt	1,320	(9,421)	—	—	(8,101)
Sale of deposits	—	—	(559,282)	—	(559,282)
Net decrease in deposits	—	—	(327,210)		(327,210)
Premium and transaction costs paid on sale of deposits	—	—	(32,963)	—	(32,963)
Proceeds from issuance of common stock	305	—	—	—	305
Capital contributions	—	(170,295)	(540,097)	710,392	—

Net cash provided by (used in) financing activities	1,625	(179,716)	(1,459,552)	710,392	(927,251)

Net increase (decrease) in cash and cash equivalents	2,714	(5,075)	(337,361)	—	(339,722)
Cash and cash equivalents at beginning of year	(3,795)	8,109	465,918	—	470,232

Cash and cash equivalents at end of year	$(1,081)	$3,034	$128,557	$—	$130,510

METRIS COMPANIES INC.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2002

	Metris		Non-
	Companies	Guarantor	Guarantor
	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

	(Dollars in thousands)
Operating Activities:
Net cash provided by operating activities	$80,005	$51,110	$293,601	$(30,787)	$393,929

Investing Activities:
Proceeds from sales of available for sale securities	—	—	4,440,526	—	4,440,526
Purchases of available for sale securities	—	—	(4,550,526)	—	(4,550,526)
Proceeds from transfers of portfolios to the Metris Master Trust	—	—	2,087,097	—	2,087,097
Net cash from loan originations and principal collections on loans receivable	(1,554)	—	(786,804)	—	(788,358)
Proceeds from sales of credit card portfolios to third parties	—	—	16,278	—	16,278
Net additions to property and equipment	—	(5,161)	(998)	—	(6,159)
Investment in subsidiaries	(96,479)	248,588	243,969	(396,078)	—

Net cash (used in) provided by investing activities	(98,033)	243,427	1,449,542	(396,078)	1,198,858

Financing Activities:
Net increase (decrease) in debt	45,304	(559)	(292,000)	(43,000)	(290,255)
Net decrease in deposits	—	—	(1,165,254)	—	(1,165,254)
Cash dividends paid	(3,728)	—	—	—	(3,728)
Proceeds from issuance of common stock	337	—	—	—	337
Repurchase of common stock	(45,294)	—	—	—	(45,294)
Capital contributions	—	(287,374)	(182,491)	469,865	—

Net cash used in financing activities	(3,381)	(287,933)	(1,639,745)	426,865	(1,504,194)

Net (decrease) increase in cash and cash equivalents	(21,409)	6,604	103,398	—	88,593
Cash and cash equivalents at beginning of year	17,614	1,505	362,520	—	381,639

Cash and cash equivalents at end of year	$(3,795)	$8,109	$465,918	$—	$470,232

METRIS COMPANIES INC. AND SUBSIDIARIES

SUMMARY OF CONSOLIDATED QUARTERLY FINANCIAL INFORMATION

AND STOCK DATA
(Unaudited — see accompanying accountants’ report)

	2004

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per-share data)
Summary of Operations:
Securitization income	$86,693	$147,975	$(24,343)	$118,985
Credit card loan and other interest income	5,435	4,549	5,010	5,106
Total revenues	130,302	194,448	26,754	178,624

Interest expense	13,740	14,056	18,714	13,931
Provision for loan losses	413	1,408	(491)	(6,092)
Total expenses	127,397	109,259	123,204	114,312

Income (loss) before income taxes	2,905	85,189	(96,450)	64,312
Income tax expense (benefit)	2,208	23,425	(26,124)	22,702

Net income (loss)	697	61,764	(70,326)	41,610
Convertible preferred stock dividends	11,323	11,073	10,830	10,591

Net (loss) income after preferred dividends	$(10,626)	$50,691	$(81,156)	$31,019

Per Common Share:
(Loss) earnings per common share:(1)
Basic	$(0.18)	$0.49	$(1.40)	$0.30
Diluted	(0.18)	0.48	(1.40)	0.30
Shares used to compute earnings (loss) per common share:
Basic	58,083	57,981	57,924	57,791
Diluted	58,083	58,710	57,924	58,318
Market Prices:
High	$12.93	$9.78	$9.09	$8.04
Low	9.11	5.88	6.17	4.46
Close	12.75	9.78	8.69	8.04

(1)	For the quarter ended March 31, 2004, earnings per share amounts have been restated to comply with the provisions of EITF 03-6, which was adopted effective April 1, 2004.

METRIS COMPANIES INC. AND SUBSIDIARIES

SUMMARY OF CONSOLIDATED QUARTERLY FINANCIAL INFORMATION

AND STOCK DATA
(Unaudited — see accompanying accountants’ report)

	2003

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per-share data)
Summary of Operations:
Securitization income	$99,851	$93,781	$17,707	$(37,970)
Credit card loan and other interest income	$2,281	$24,656	$31,432	$32,161
Total revenues	166,119	159,975	157,624	111,832

Interest expense	14,068	22,296	18,716	19,341
Provision for loan losses	18,810	33,019	30,033	44,786
Total expenses	126,168	252,151	195,223	239,273

Income (loss) before income taxes	39,951	(92,176)	(37,599)	(127,441)
Income tax expense (benefit)	5,134	(17,198)	(12,851)	(44,611)

Net income (loss)	34,817	(74,978)	(24,748)	(82,830)
Convertible preferred stock dividends	10,358	10,131	9,908	9,689

Net income (loss) after preferred dividends	$24,459	$(85,109)	$(34,656)	$(92,519)

Per Common Share:
Earnings (loss) per common share:(1)
Basic	$0.24	$(1.48)	$(0.60)	$(1.62)
Diluted	0.24	(1.48)	(0.60)	(1.62)
Shares used to compute earnings (loss) per common share:(1)
Basic	57,607	57,546	57,462	57,257
Diluted	57,607	57,546	57,462	57,257
Market Prices:
High	$5.06	$6.68	$6.87	$2.92
Low	3.80	2.78	2.11	1.25
Close	4.44	4.12	5.55	2.35

(1)	Prior period earnings per share amounts have been restated to comply with the provisions of EITF 03-6, which was adopted effective April 1, 2004.

Stock Data

      Our common stock, which is traded under the symbol “MXT,” has been listed on the New York Stock Exchange since May 7, 1999. Prior to its listing on the New York Stock Exchange, our common stock traded under the symbol “MTRS” on the Nasdaq Stock Market since its initial public offering on October 25, 1996. As of March 7, 2005, there were approximately 327 holders of record and approximately 20,107 beneficial holders of our common stock. Under our current Credit Agreement we cannot make dividend payments that exceed either $.01 per share of our capital stock (as defined in that Credit Agreement) in any fiscal quarter, or $4.0 million in any fiscal year.

MANAGEMENT REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

AND INTERNAL CONTROL OVER FINANCIAL REPORTING

      The consolidated financial statements, related financial data, and other information in this annual report were prepared by the management of Metris Companies Inc. (“MCI”). Management is responsible for the integrity and objectivity of the data presented, including amounts that must necessarily be based on judgments and estimates. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America.

      Management of MCI is responsible for establishing and maintaining adequate internal control over financial reporting. MCI’s internal control system was designed to provide reasonable assurance to MCI’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      MCI’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, MCI’s internal control over financial reporting was effective based on those criteria.

      MCI’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on our assessment of our internal control over financial reporting. That report is included herein and appears on pages 98-99.

      The consolidated financial statements have been audited by KPMG LLP, whose opinion appears separately. Their opinion on the consolidated financial statements is based on auditing procedures that include performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide reasonable assurance that the consolidated financial statements are free of material misstatement.

      The Audit Committee of MCI’s Board of Directors, composed solely of independent directors, meets quarterly with the internal auditors, the independent registered public accounting firm and management to review the work of each and ensure that each is properly discharging its responsibilities. The internal auditors and independent auditors have free access to the Audit Committee to discuss the results of their audit work and their findings.

/s/ DAVID D. WESSELINK	/s/ WILLIAM A. HOULIHAN

DAVID D. WESSELINK Chairman and Chief Executive Officer	WILLIAM A. HOULIHAN Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Metris Companies Inc.:

      We have audited the accompanying consolidated balance sheets of Metris Companies Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metris Companies Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of calculating earnings per share in 2004.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Metris Companies Inc.’s internal control over financial reporting as of December 31, 2004, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Minneapolis, Minnesota

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Metris Companies Inc.:

      We have audited management’s assessment, included in the accompanying Management Report on Consolidated Financial Statements and Internal Control over Financial Reporting, that Metris Companies Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Metris Companies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that Metris Companies Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Metris Companies Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Metris Companies Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of calculating earnings per share in 2004.

/s/ KPMG LLP

KPMG LLP

Minneapolis, Minnesota

March 11, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9a.     Controls and Procedures

      Under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on that evaluation, our management, including the CEO and CFO, have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. During the quarter ended December 31, 2004, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

      The Management Report on Consolidated Financial Statements and Internal Control over Financial Reporting, and the related Report of the Independent Registered Public Accounting Firm, are set forth immediately after the Financial Statements and Supplementary Data on pages 96-99 of this Report.

Item 9b.     Other Information

      None

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item with respect to directors is set forth under “Proposal One: Election of Directors,” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2005, which will be filed within 120 days of December 31, 2004, and is incorporated herein by reference. The information required by this item with respect to executive officers is, pursuant to instruction 3 of Item 401(b) of Regulation S-K, set forth in Part I of this Form 10-K under “Executive Officers of the Registrant.” The information required by this item with respect to audit committee and director nomination procedures is set forth under “Corporate Governance” in the Proxy Statement and is incorporated herein by reference. The information required by this item with respect to reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

      We have adopted a Code of Conduct and Business Ethics for Senior Financial Management that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is posted on the Company’s website (www.metriscompanies.com). We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website, at the address specified above.

      Information on our website is not deemed to be incorporated by reference into this Annual Report on Form 10-K

Item 11.	Executive Compensation

      The information required by this item with respect to executive compensation is set forth under “Compensation Tables and Compensation Matters” and with respect to director compensation is set forth under “Corporate Governance” in the Proxy Statement and is incorporated herein by reference. The “Compensation Report on Executive Compensation” in the Proxy Statement is not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is set forth under “Company Stock Owned by Officers and Directors,” “Persons Owning More Than Five Percent of Company’s Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is set forth under “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is set forth under “Information Regarding Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

      With the exception of the information incorporated by reference in Items 10-14, the Proxy Statement is not to be deemed filed as part of this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

      (a) The following documents are made part of this Report:

1. Consolidated Financial Statements — See Item 8 above.

2. Financial Statement Schedules

All schedules to the consolidated financial statements normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits: See Exhibit Index on pages 108-111 of this Report.

      (b) See Item 15(a)(3).

      (c) See Item 15(a)(2).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March, 2005.

METRIS COMPANIES INC.
(Registrant)

By	/s/ DAVID D. WESSELINK

David D. Wesselink
Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Metris Companies Inc., the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

Principal executive officer:

/s/ DAVID D. WESSELINK David D. Wesselink	Chairman of the Board, Chief Executive Officer	March 11, 2005
Principal financial officer:

/s/ WILLIAM A. HOULIHAN William A. Houlihan	Executive Vice President, Chief Financial Officer	March 11, 2005
Principal accounting officer:

/s/ MARK P. WAGENER Mark P. Wagener	Senior Vice President, Controller	March 11, 2005
Directors:

/s/ C. HUNTER BOLL C. Hunter Boll	Director	March 11, 2005

/s/ LEO R. BREITMAN Leo R. Breitman	Director	March 11, 2005

/s/ JOHN A. CLEARY John A. Cleary	Director	March 11, 2005

/s/ THOMAS M. HAGERTY Thomas M. Hagerty	Director	March 11, 2005

/s/ DAVID V. HARKINS David V. Harkins	Director	March 11, 2005

Signature	Title	Date

/s/ JEROME J. JENKO Jerome J. Jenko	Director	March 11, 2005

/s/ THOMAS H. LEE Thomas H. Lee	Director	March 11, 2005

/s/ DONALD J. SANDERS Donald J. Sanders	Director	March 11, 2005

/s/ EDWARD B. SPENO Edward B. Speno	Director	March 11, 2005

/s/ FRANK D. TRESTMAN Frank D. Trestman	Director	March 11, 2005

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David D. Wesselink, certify that:

      1. I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2004 of Metris Companies, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

      5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ DAVID D. WESSELINK

David D. Wesselink
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2005

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William A. Houlihan, certify that:

      1. I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2004 of Metris Companies, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

      5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ WILLIAM A. HOULIHAN

William A. Houlihan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 11, 2005

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Metris Companies Inc. (the “Company”) on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David D. Wesselink, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DAVID D. WESSELINK

David D. Wesselink
Chairman and Chief Executive Officer

March 11, 2005

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Metris Companies Inc. (the “Company”) on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William A. Houlihan, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ WILLIAM A. HOULIHAN

William A. Houlihan
Executive Vice President and
Chief Financial Officer

March 11, 2005

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

Charter Documents:
3.1	Amended and Restated Certificate of Incorporation of the (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B dated April 26, 1999 (File No. 1-12351)).

(a) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated June 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K dated April 12, 2004 (File No. 1-12351)).

(b) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated September 19, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-3 dated September 29, 2000. (File No. 1-12351)).

(c) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated March 24, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B dated April 26, 1999. (File No. 1-12351)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-12351)).

Instruments Defining Rights:

4.1	Certificate of Designation of Series C Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 of MCI’s Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

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

Exhibit
Number		Description of Exhibit

4.7		Exchange and Registration Rights Agreement, dated as of July 13, 1999, by and among MCI, Bear, Stearns & Co. Inc., Chase Securities Inc., Salomon Smith Barney Inc. and Barclays Capital Inc., relating to the new notes (incorporated by reference to Exhibit 4.2 to MCI’s Registration Statement on Form S-4 (File No. 333-86695)).

Material Contracts
10.1		Second Amended and Restated Pooling and Servicing Agreement, dated as of January 22, 2002, among Metris Receivables, Inc. (‘MRI”), as Transferor, Direct Merchants Credit Card Bank, National Association (‘Direct Merchants Bank”), as Servicer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to MRI’s Current Report on Form 8-K dated January 24, 2002 (File No. 0-23961)).

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

10	.4*	Change of Control Severance Agreement, dated as of May 12, 1999, by and between MCI and David D. Wesselink.

10	.5*	Change of Control Severance Agreement, dated as of April 21, 1998, by and between MCI and Matthew S. Melius.

(a) Amendment No. 1 to the Change of Control Severance Agreement, dated as of March 10, 2005, by and between MCI and Matthew S. Melius.

10	.6*	Change of Control Severance Agreement, dated as of June 25, 2002, by and between MCI and Richard G. Evans.

10	.7*	Change of Control Severance Agreement, dated as of October 21, 2004, by and between MCI and William A. Houlihan.

(a) Amendment No. 1 to the Change of Control Severance Agreement, dated as of March 10, 2005, by and between MCI and William A. Houlihan.

10	.8*	Change of Control Severance Agreement, dated as of June 25, 2002, by and between MCI and Dan N. Piteleski.

10	.9*	Change of Control Severance Agreement, dated as of June 25, 2002, by and between MCI and Mark P. Wagener.

10	.10*	Form of Change of Control Severance Agreement.

Exhibit
Number		Description of Exhibit

10	.11*	Retention Agreement, dated May 17, 1999, between Ronald N. Zebeck and MCI (incorporated by reference to Exhibit 10.2 to MCI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12351)).

10.12		Capital Assurance and Liquidity Maintenance Agreement, dated as of March 18, 2003, between Direct Merchants Bank, and MCI (Incorporated by reference to Exhibit 99.3 to MCI’s Current Report on Form 8-K dated March 19, 2003 (File No. 1-12351)).

10.13		Liquidity Reserve Deposit Agreement, dated as of March 18, 2003, among Direct Merchants Bank, JPMorgan Chase Bank, and the Office of the Comptroller of the Currency (Incorporated by reference to Exhibit 99.4 to MCI’s Current Report on Form 8-K dated March 19, 2003 (File No. 1-12351))

10.14		Senior Secured Credit Agreement, dated as of May 6, 2004, among Metris Companies Inc., the Lenders from time to time parties thereto, and Deutsche Bank Trust Companies America as Administrative Agent and as Collateral Agent (Incorporated by reference to Exhibit 99.1 to MCI’s Current Report on Form 8-K dated May 11, 2004 (File No. 1-12351)).

(a) First Amendment to the Senior Secured Credit Agreement, dated as of December 21, 2004, among Metris Companies Inc., the Lenders from time to time parties thereto, and Deutsche Bank Trust Companies America as Administrative Agent and Collateral Agent.**

(b) Second Amendment to the Senior Secured Credit Agreement, dated as of March 1, 2005 among Metris Companies Inc., the Lenders from time to time parties thereto, and Deutsche Bank Trust Companies America as Administrative Agent and Collateral Agent. (Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 under the Securities Exchange Act.)

10.15		Modified Operating Agreement, effective as of December 11, 2003, by and between Direct Merchants Bank, Metris Companies Inc., and the Office of the Comptroller of the Currency. (Incorporated by reference to Exhibit 99-1 to MCI’s Current Report on Form 8-K dated December 12, 2003 (File No. 1- 12351)).

10	.15*	MCI Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to MCI’s Registration Statement on Form S-4/A (File No. 333-86695)).

10	.16*	MCI Management Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to MCI’s Registration Statement on Form S-4/A (File No. 333-86695)).

10	.17*	MCI Annual Incentive Bonus Plan for Designated Corporate Officers (incorporated by reference to Appendix D to MCI’s Proxy Statement (DEF 14A) filed July 28, 2004 (File No. 1-12351)).

10	.18*	MCI Amended and Restated Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.6 to MCI’s Registration Statement on Form S-4/A (File No. 333-86695)).

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

(d) Form of Restricted Stock Unit Agreement

10.19		Metris Companies Inc. Supplemental Executive Retirement Plan Master Plan Document, effective January 1, 1999, as amended.

Other Exhibits
12	(a)	Computation of Ratio of Earnings to Fixed Charges.

Exhibit
Number	Description of Exhibit

12 (b)	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

21	Subsidiaries of MCI.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.14(a) and 10.14(b) have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.