Form 10-Q
period 2005-03-31
METRIS COMPANIES INC
filed 2005-05-09
CIK 1021061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Yes ☑                                         No ☐

As of April 30, 2005, 58,182,708 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

METRIS COMPANIES INC.
FORM 10-Q

March 31, 2005

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

     These risks and uncertainties include, but are not limited to: the potential impact of any failure to operate in accordance with OCC directives, including those included in our Modified Operating Agreement; the ability of regulators to impose restrictions on Direct Merchants Bank that could negatively impact our operations or financial results; the risk that failure to comply with applicable laws and regulations, and adverse changes in those laws or regulations, could have a negative impact on our financial results and could adversely affect our ability to conduct our business in a profitable manner; the fact that we are the subject of an SEC investigation; that the occurrence of certain events could result in early amortization (required repayment) of the securities issued by the Metris Master Trust and also cause all amounts outstanding under our existing senior notes to become due and payable; that our target consumers generally have higher default rates and may be impacted more by general economic and social factors than lower default consumers; that we require a high degree of liquidity to operate our business, and an inability to access funding at the times and in the amounts that we need could adversely affect our ability to operate or our financial results; that we are the subject of an Internal Revenue Service examination; that changes in the interest rates on the funds we borrow and the amounts we loan to our credit card customers could adversely affect our financial results; the fact that we face intense competition; the fact that our financial results could be negatively impacted by fluctuations in our interests in our securitizations; the fact that our restatements of financial results have had, and may in the future continue to have, adverse effects on us; the risk that disputes affecting MasterCard and Visa could negatively impact our operations and financial results; and the fact that we are exposed to other industry-wide risks that could adversely affect our financial performance.

     These risks are discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 in Item 1 of such report under the heading “Risk Factors.” Certain of these and other risks and uncertainties also are discussed herein in “Legal Proceedings” on page 40, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 21 - 39 hereof, and “Quantitative and Qualitative Disclosures About Market Risk” on page 39 hereof. Although we have attempted to list comprehensively the major risks and uncertainties, other factors may in the future prove to be important in causing actual results to differ materially from those contained in any forward-looking statement. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2005	December 31,
	(Unaudited)	2004
Assets
Cash and due from banks	$19,772	$25,198
Federal funds sold	46,150	22,450
Short-term investments	241,316	43,070

Cash and cash equivalents	307,238	90,718

Available for sale securities	—	306,409
Liquidity reserve deposit	63,977	79,746
Credit card loans	61,956	68,230
Less: Allowance for loan losses	9,830	12,409

Net credit card loans	52,126	55,821

Retained interests in loans securitized	865,576	784,135
Property and equipment, net	23,293	24,135
Other receivables due from credit card securitizations, net	86,841	68,021
Other assets	62,706	72,494

Total assets	$1,461,757	$1,481,479

Liabilities
Debt	$324,231	$373,624
Accounts payable	25,190	37,619
Accrued expenses and other liabilities	137,014	122,934

Total liabilities	486,435	534,177

Stockholders’ Equity
Convertible preferred stock, par value $.01 per share; 10,000,000 shares authorized, 1,412,407 and 1,381,327 shares issued and outstanding, respectively	526,122	514,545
Common stock, par value $.01 per share; 300,000,000 shares authorized, 65,225,015 and 65,182,416 issued, respectively	652	652
Paid-in capital	234,428	233,989
Treasury stock – 7,055,300 shares	(58,308)	(58,308)
Retained earnings	272,428	256,424

Total stockholders’ equity	975,322	947,302

Total liabilities and stockholders’ equity	$1,461,757	$1,481,479

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues
Loss on new securitizations of receivables to the Metris Master Trust	$(29,161)	$(1,246)
Loss on replenishement of receivables to the Metris Master Trust	(11,497)	(23,927)
Discount accretion	61,329	59,970
Interest-only revenue	88,885	74,932
Change in fair value of retained interests in loans securitized	5,112	47,965
Transaction and other costs	(6,612)	(38,709)

Securitization income	108,056	118,985
Servicing income on securitized receivables	29,420	36,237
Credit card loan and other interest income	4,948	5,106
Credit card loan fees, interchange and other income	2,780	10,816
Enhancement services income	3,465	7,480
Gain on sale of membership club and warranty business	1,800	—

Total revenues	150,469	178,624

Expenses
Interest expense	11,381	13,931
Benefit for loan losses	(948)	(6,092)
Marketing	19,147	15,932
Employee compensation	36,509	38,945
Data processing services and communications	12,000	16,472
Credit protection claims expense	5,413	6,348
Occupancy and equipment	4,893	6,401
Other	19,759	22,375

Total expenses	108,154	114,312

Income before income taxes	42,315	64,312
Income tax expense	14,734	22,702

Net income	27,581	41,610
Convertible preferred stock dividends	11,577	10,591

Net income after preferred dividends	$16,004	$31,019

Earnings per share
Distributed	$—	$—
Undistributed	0.15	0.30

Total Basic	$0.15	$0.30

Total Diluted	$0.15	$0.30

Shares used to compute earnings per share
Basic	58,146	57,791
Diluted	58,953	58,318

See accompanying Notes to Consoldiated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands) (Unaudited)

			Convertible						Total
	Number of Shares		Preferred	Common	Paid - In	Unearned	Treasury	Retained	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Compensation	Stock	Earnings	Equity
Balance at December 31, 2003	1,264	57,807	$470,728	$649	$229,655	$(27)	$(58,308)	$266,496	$909,193
Net income	—	—	—	—	—	—	—	41,610	41,610
Convertible preferred stock dividends	28	—	10,591	—	—	—	—	(10,591)	—
Issuance of common stock under employee benefit plans	—	151	—	1	2,070	—	—	—	2,071
Deferred compensation obligations	—	—	—	—	(85)	—	—	—	(85)
Restricted stock forfeitures	—	(50)	—	—	(4)	4	—	—	—
Amortization of restricted stock	—	—	—	—	—	23	—	—	23

Balance at March 31, 2004	1,292	57,908	$481,319	$650	$231,636	$—	$(58,308)	$297,515	$952,812

Balance at December 31, 2004	1,381	58,127	$514,545	$652	$233,989	$—	$(58,308)	$256,424	$947,302
Net income	—	—	—	—	—	—	—	27,581	27,581
Convertible preferred stock dividends	31	—	11,577	—	—	—	—	(11,577)	—
Issuance of common stock under employee benefit plans	—	43	—	—	439	—	—	—	439

Balance at March 31, 2005	1,412	58,170	$526,122	$652	$234,428	$—	$(58,308)	$272,428	$975,322

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating Activities
Net income	$27,581	$41,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(53,154)	(47,602)
Benefit for loan losses	(948)	(6,092)
Loss on credit card securitizations	40,658	25,173
Gain of sale of membership club and warranty business	(1,800)	—
Market loss on derivative financial instruments	328	4,791
Changes in operating assets and liabilities, net:
Liquidity reserve deposit	15,769	17,352
Fair value of retained interest in loans securitized	(5,112)	(47,965)
Spread accounts receivable	(23,218)	97,154
Other receivables due from credit card securitizations, net	(18,820)	(11,061)
Accounts payable	(12,429)	23,419
Accrued expenses and other liabilities	14,375	14,141
Other	5,850	6,382

Net cash (used in) provided by operating activities	(10,920)	117,302

Investing Activities
Proceeds from sales of available for sale securities	837,155	352,079
Purchases of available for sale securities	(530,746)	(455,579)
Net loans originated or collected	379,402	497,281
Net sales and repayments of securitized loans	(407,200)	(465,200)
Net additions to property and equipment	(1,486)	(851)

Net cash provided by (used in) investing activities	277,125	(72,270)

Financing Activities
Repayment of debt	(50,000)	(7,394)
Proceeds from issuance of common stock	315	422

Net cash used in financing activities	(49,685)	(6,972)

Net increase in cash and cash equivalents	216,520	38,060
Cash and cash equivalents at beginning of period	90,718	130,510

Cash and cash equivalents at end of period	$307,238	$168,570

Supplemental disclosures and cash flow information
Cash paid (received) during the period for:
Interest	$14,843	$11,576
Income taxes	1	(249)

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Metris Companies Inc. (“MCI”) and its subsidiaries. MCI’s principal subsidiaries are Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank” or “Bank”), Metris Direct, Inc., and Metris Receivables, Inc. (“MRI”). MCI and its subsidiaries, as applicable, may be referred to as “we,” “us,” “our” or the “Company.” We are an information-based direct marketer of consumer lending products.

     All dollar amounts are presented as pre-tax amounts unless otherwise noted. We have eliminated all intercompany balances and transactions in consolidation.

     During the first quarter of 2005, we reclassified certain financial statement line items to reflect the continuing operations of our business. In prior periods, we classified purchased portfolio premium as an individual line item in “Total assets.” For all periods presented, purchased portfolio premium is classified as “Other assets” on the consolidated balance sheets. In prior periods, we classified deposits and deferred income as individual line items in “Total liabilities.” For all periods presented, deposits and deferred income are classified as “Accrued expenses and other liabilities.” In prior periods, we classified purchased portfolio premium amortization and asset impairments, lease write-offs and severance as individual line items in “Total expenses.” For all periods presented, purchased portfolio premium amortization and asset impairments, lease write-offs and severance are classified as “Other” expenses on the consolidated statements of income.

Interim Financial Statements

     We have prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position and the results of our operations and our cash flows for the interim periods. You should read these consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The nature of our business, including the timing of asset-backed securitization transactions and seasonal payment patterns, is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Pervasiveness of Estimates

     We have prepared the consolidated financial statements in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates is our determination of the fair value of “Retained interests in loans securitized.” The significant factors susceptible to future change that have an impact on this estimate include default rates, net interest spreads, payment rates, liquidity and the ability to finance future receivables activity and overall economic conditions. As a result, the fair value of our “Retained interests in loans securitized” as of March 31, 2005 and December 31, 2004, could materially differ from these estimates.

Comprehensive Income

     During the three months ended March 31, 2005 and 2004, we did not have any other comprehensive income as defined by Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income.” As such, net income equals comprehensive income for all periods presented.

NOTE 2 – EARNINGS PER SHARE

     We calculate earnings per share in accordance with Emerging Issues Task Force Issue No. 03-6 “Participating Securities and the two-class method under FASB Statement 128.” This method requires net income to be reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Our preferred stockholders have contractual participation rights on a converted basis that are equivalent to those of common stockholders. Therefore, we allocate undistributed earnings to preferred and common stockholders based on their respective ownership percentage, on a converted basis, as of the end of the period.

     The following table presents the computation of earnings per share.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2005	2004
Net income	$27,581	$41,610
Convertible preferred stock dividends	11,577	10,591

Net income after preferred dividends	$16,004	$31,019

Convertible preferred stock dividends	$11,577	$10,591
Weighted average preferred shares	1,381	1,264

Distributed earnings per share - Preferred	$8.38	$8.38

Undistributed income	16,004	$31,019
Preferred ownership on a converted basis	44%	44%

Preferred shareholders interest in undistributed income	$7,042	$13,648

Weighted average preferred shares	1,381	1,264

Undistributed earnings per share - Preferred	$5.10	$10.80

Undistributed income	$16,004	$31,019
Common owenership	56%	56%

Common shareholder interest in undistributed income	$8,962	$17,371

Weighted average common shares outstanding - Basic	58,146	57,791
Common share equivalents	807	527

Shares used to compute earnings per common share - Diluted	58,953	58,318

Total basic earnings per share - Common	0.15	0.30
Total diluted earning per share - Common	0.15	0.30

NOTE 3 – SHARE-BASED COMPENSATION PLANS

     We recognize compensation expense for share-based employee compensation plans based on the difference, if any, between the quoted market price of the stock on the measurement date and the amount an employee must pay to acquire the stock. No expense has been recorded related to stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the measurement date. During the three months ended March 31, 2005, we issued approximately 570,000 restricted stock units to employees. The units vest over a one to eight year period if certain earnings targets are met, or in some cases, if a change of control occurs. If certain earnings targets are not met, the restricted stock units are cancelled. Upon vesting, each restricted stock unit converts to one share of common stock that is distributable to the employee. The fair value of the restricted stock units is expensed over the expected vesting period and included in “Employee compensation” on the consolidated statements of income and “Accrued expenses and other liabilities” on the consolidated balance sheets. We recognized approximately $1.0 million and $0 in expense related to restricted stock units, net of related tax benefit, for the quarters ended March 31, 2005 and 2004, respectively.

     The following table provides pro forma net income and earnings per share as if we accounted for our equity compensation instruments under the fair value method. The fair value of these instruments was estimated at the grant date using a Black-Scholes option pricing model. The fair value of these instruments is amortized to expense over the options’ vesting periods. Under the fair value method, our “Net income” and “Earnings per share” would have been recorded at the pro forma amounts indicated below:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2005	2004
Net income	$27,581	$41,610
Add: Share-based employee compensation expense (benefit) included in reported net income, net of related tax effects	954	(8)
Deduct: Annual share-based employee compensation expense (benefit) determined based on the fair value for all awards, net of related tax effects	1,129	(1,462)

Pro forma net income	$27,406	$43,064

Earnings per share:
Basic-as reported	$0.15	$0.30

Basic-pro forma	$0.15	$0.31

Diluted-as reported	$0.15	$0.30

Diluted-pro forma	$0.15	$0.31

Weighted-average assumptions in option valuation:
Risk-free interest rates	4.0%	2.1%
Stock volatility factor	114.5%	129.6%
Expected life of options (in years)	2.7	2.7

     The above pro forma amounts may not be representative of the effects on net earnings for future periods.

NOTE 4 – AVAILABLE FOR SALE SECURITIES

     Our “Available for sale securities” portfolio consists solely of investments in AA/Aa2 or higher rated auction rate securities. Auction rate securities are term debt and/or equity securities earning income at a rate that is frequently reset to reflect current market conditions via an auction. The following table shows the fair value and cost of term debt and equity auction rate securities outstanding at March 31, 2005 and December 31, 2004, respectively. Equity securities available for sale are those auction rate securities with perpetual maturity dates.

	Fair Value and Cost of Available for Sale
	Securities Oustanding as of
	March 31,	December 31,
(In thousands)	2005	2004
Debt Securities
Legal Final Maturity Date
Less than 1 year	$—	$10,000
1 year - 5 years	—	10,000
5 years - 10 years	—	—
Over 10 years	—	24,420

Total Debt Securities	—	44,420

Equity Securities	—	261,989

Total Available for Sale Securities	$—	$306,409

     During the first quarter of 2005, we liquidated our portfolio of “Available for sale securities” at par and invested the proceeds primarily in “Short-term investments.” Actual maturities of our available for sale debt securities will vary from their legal final maturity because on each reset date we buy and sell securities at par. As of December 31, 2004, reset dates ranged from two to 31 days. At all times we invest in securities with reset dates of 90 days or less. Due to the frequency with which the yields on these securities reset, cost approximates fair market value and there is no resulting other comprehensive income.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

     The activity in the “Allowance for loan losses” is as follows:

	Three Months Ended
	March 31,
(In thousands)	2005	2004
Balance at beginning of period	$12,409	$45,492
Allowance related to assets re-acquired	—	1,945
Benefit for loan losses	(948)	(6,092)
Principal receivables charged-off	(2,811)	(22,671)
Recoveries	1,180	271

Net principal receivables charged-off	(1,631)	(22,400)

Balance at end of period	$9,830	$18,945

     “Credit card loans” greater than 30 days contractually past due for the periods ended March 31, 2005 and 2004, were $6.2 million and $11.1 million, respectively. On April 30, 2004, we sold approximately $38 million of “Credit card loans” from Direct Merchants Bank, which had a carrying value of $27.7 million, to a third party. Proceeds from the sale were approximately $27.9 million. Included in principal receivables charged-off for the period ended March 31, 2004, is the impact of these loans being transferred to held for sale.

NOTE 6 – RETAINED INTERESTS IN LOANS SECURITIZED

     The following table shows the fair value of the components of the “Retained interests in loans securitized” as of March 31, 2005 and December 31, 2004, respectively.

	March 31,	December 31,
(In thousands)	2005	2004
Contractual retained interests	$516,983	$537,945
Excess transferor’s interest	180,886	105,237
Interest-only strip receivable	83,460	82,672
Spread accounts receivable	84,247	58,281

Retained interests in loans securitized	$865,576	$784,135

     The significant assumptions used in estimating the fair value of “Retained interests in loans securitized” as of March 31, 2005 and December 31, 2004, are as follows.

	March 31,	December 31,
	2005	2004
Monthly payment rate	7.7%	7.6%
Gross yield (1)	26.3%	25.9%
Annual interest expense and servicing fees	5.4%	5.0%
Annual gross principal default rate	18.2%	18.4%
Discount rate:
Contractual retained interests	15.0%	16.0%
Excess transferor’s interest	15.0%	16.0%
Interest-only strip receivable	30.0%	30.0%
Spread accounts receivable	15.0%	16.0%
Weighted average months to maturity	18.7	20.1
Weighted average enhancement level (2)	12.5%	12.1%
Gross receivables held in the Metris Master Trust, net of discount(3)	92.8%	92.3%

(1) Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries, net of finance charge and fee charge-offs. Gross yield for purposes of estimating fair value does not include cash flows from interchange income or cash advance fees.

(2) Includes contractual retained interest and required minimum spread reserve deposits.

(3) Represents the ratio of “Retained interests in loans securitized” plus the off-balance sheet receivables to gross receivables in the Metris Master Trust plus the gross spread accounts receivable.

     At March 31, 2005, the sensitivity of the current fair value of the “Retained interests in loans securitized” to immediate 10% and 20% adverse changes are as follows:

	Adverse Impact on Fair Value
(In millions)	10% Adverse Change	20% Adverse Change
Annual discount rate	$18.9	$37.2
Monthly principal payment rate	3.1	6.5
Annual gross yield	88.5	195.9
Annual interest expense and servicing fees	28.1	54.5
Annual gross principal default rate	59.6	121.9

     As the sensitivity indicates, the value of the Company’s “Retained interests in loans securitized” on its consolidated balance sheets, as well as the potential impact to reported earnings, could differ significantly if different assumptions were applied or different conditions prevailed.

NOTE 7 – CONVERTIBLE PREFERRED STOCK

     Investors in a Thomas H. Lee Partners, L.P. (“THL Partners”) fund hold 100% of the outstanding shares of our preferred stock. In general, the preferred stockholders are entitled to receive quarterly dividends payable in additional shares of preferred stock (“dividends in-kind”). The annual dividend rate is 9% through December 8, 2008, and 15% thereafter (except following a Change in Control Triggering Event, as described below). Preferred stockholders are also entitled to receive cash dividends paid on our common stock based on the number of shares of common stock into which the preferred stock would convert on the record date of the dividend. The preferred stockholders may also receive, in lieu of a dividend in-kind, dividends payable in cash, property or other securities equivalent to a dividend in-kind if approved by 80% of the MCI Board of Directors, which must include a majority of the directors elected by the preferred stockholders.

     So long as THL Partners or their affiliates own at least 25% of the originally issued preferred stock (or any shares of common stock issued upon conversion thereof), the holders of a majority of the shares of preferred stock are entitled to elect four of 11 directors of the MCI’s Board of Directors. So long as THL Partners or their affiliates own at least 10% but less than 25% of the originally issued preferred stock (or any shares of common stock issued upon conversion thereof), the holders of a majority of the shares of preferred stock are entitled to elect one director of MCI’s Board of Directors. Preferred stockholders have the right to vote on general corporate matters with common stockholders on a converted basis.

     Each share of preferred stock is convertible into 30 shares of common stock and, if converted before December 9, 2005, a premium amount guaranteeing dividends at the 9% rate through December 9, 2005. The preferred stockholders are able to convert at any time, and the preferred shares automatically convert into common shares after December 9, 2005, if the common stock trades at a share price of $21.33 or more for 20 consecutive days. As of March 31, 2005, the preferred stock is convertible into 45,053,541 common shares, or approximately 43.7% of the outstanding common stock on a converted basis.

     Before December 9, 2008, all of the preferred stock may be redeemed by paying 103% of the redemption price of $372.50 per share and any accrued dividends at the time of redemption, but only when (i) the common stock has traded at a share price of $21.33 or more for the most recent 20 consecutive trading days, and (ii) MCI has an unsecured corporate debt rating of at least Baa3 from Moody’s and BBB- from S&P. After December 9, 2008, we also have the option to redeem the preferred stock without restriction, and without a premium, at $372.50 per share and any accrued dividends.

     If a Change in Control were to occur, we are obligated to offer redemption of the preferred stock for cash at 101% of the greater of (i) the as-converted value of the preferred stock, or (ii) $372.50 per share of preferred stock plus accrued and unpaid dividends payable at the rate of 9% per annum through December 9, 2005 (such greater amount referred to as the “Liquidation Preference”). THL Partners has the right, but is not obligated, to accept redemption of the preferred stock. If an offer of redemption is not made, a Change in Control Trigger Event occurs and, as a result, (i) additional shares of preferred stock are issued to the holders of preferred stock such that the total number of outstanding shares of preferred stock equal the Liquidation Preference divided by $372.50, (ii) the preferred stock dividend rate increases to 11.5% before December 9, 2008, and 15% thereafter, and are due quarterly in cash, and (iii) MCI becomes subject to limitations on indebtedness, the issuance of capital stock and we cannot pay any dividends or make distributions on stock. If MCI fails to comply with any of the changes in terms, the dividend rate increases another 2% and THL Partners can require the Company to purchase the preferred stock at 101% of the Liquidation Preference.

NOTE 8 – SUBSEQUENT EVENTS

     On April 6, 2005, the Company issued $544 million in series 2005-1 asset-backed securities from the Metris Master Trust.

     On April 7, 2005, the Modified Operating Agreement entered into by MCI, Direct Merchants Bank and the Office of the Comptroller of the Currency (“OCC”) was amended to reduce the minimum amount of capital required to be held by Direct Merchants Bank from $213 million to $100 million. As a result of the change to the Bank’s minimum capital requirements, the OCC approved a permanent capital reduction of $130 million concurrent with the transfer of approximately $57 million in remaining eligible credit card receivables from the Bank to MCI, which occurred on May 2, 2005. MCI subsequently sold the majority of those receivables to the Metris Master Trust. The permanent capital reduction was completed on May 6, 2005. Since March 31, 2005, the Company has used proceeds from existing “Short-term investments” and the permanent capital reduction to make optional prepayments totaling $225 million on its senior-secured credit agreement due May 2007, resulting in a total of approximately $18 million in costs and charges. As a result of the prepayments, MCI paid off, in full, its remaining obligations owed under its $300 million senior secured credit agreement effectively terminating the credit agreement.

     The impact from the issuance of series 2005-1 and the debt prepayments will be reflected in the second quarter of 2005.

NOTE 9 – SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

     The Senior Notes due 2006 are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc., magnUS Services, Inc., Metris Card Services, LLC and Metris Credit Card Services, Inc. (the “Guarantors”). Any subsidiaries we form in the future may provide a guarantee of this indebtedness. The guarantee is an unsecured obligation of the Guarantors and ranks equally with all existing and future unsubordinated indebtedness. We also have various indirect subsidiaries, which do not guarantee MCI’s debt. We have prepared condensed consolidating financial statements, which detail the Guarantor subsidiaries and the non-guarantor subsidiaries for purposes of complying with SEC reporting requirements. Separate financial statements of the Guarantor subsidiaries and the non-guarantor subsidiaries are not presented because we have determined that the subsidiaries’ financial information would not be material to investors.

METRIS COMPANIES INC.
Supplemental Consolidating Balance Sheets
March 31, 2005
(In thousands) (Unaudited)

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and due from banks	$(2,260)	$7	$22,025	$—	$19,772
Federal funds sold	—	—	46,150	—	46,150
Short-term investments	73,062	—	168,254	—	241,316

Cash and cash equivalents	70,802	7	236,429	—	307,238

Liquidity reserve deposit	—	—	63,977	—	63,977
Net credit card loans	110	—	52,016	—	52,126
Retained interest in loans securitized	5,313	—	860,263	—	865,576
Property and equipment, net	—	23,293	—	—	23,293
Other receivables due from credit card securitizations, net	2	—	86,839	—	86,841
Other assets	31,218	27,094	56,710	(52,316)	62,706
Investments in subsidiaries	1,321,968	1,132,237	753	(2,454,958)	—

Total assets	$1,429,413	$1,182,631	$1,356,987	$(2,507,274)	$1,461,757

Liabilities
Debt	$465,205	$(211,286)	$113,312	$(43,000)	$324,231
Accounts payable	764	16,434	20,732	(12,740)	25,190
Accrued expenses and other liabilities	(11,878)	14,119	127,304	7,469	137,014

Total liabilities	454,091	(180,733)	261,348	(48,271)	486,435

Total stockholders’ equity	975,322	1,363,364	1,095,639	(2,459,003)	975,322

Total liabilities and stockholders’ equity	$1,429,413	$1,182,631	$1,356,987	$(2,507,274)	$1,461,757

METRIS COMPANIES INC.
Supplemental Consolidating Balance Sheets
December 31, 2004
(In thousands)

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and due from banks	$(1,102)	$(178)	$26,478	$—	$25,198
Federal funds sold	—	—	22,450	—	22,450
Short-term investments	6,065	—	37,005	—	43,070

Cash and cash equivalents	4,963	(178)	85,933	—	90,718

Available for sale securities	50,000	—	256,409	—	306,409
Liquidity reserve deposit	—	—	79,746	—	79,746
Net credit card loans	99	—	55,722	—	55,821
Retained interest in loans securitized	8,686	—	775,449	—	784,135
Property and equipment, net	—	24,135	—	—	24,135
Other recievables due from credit card securitizations, net	4	—	68,017	—	68,021
Other assets	34,117	29,541	54,830	(45,994)	72,494
Investments in subsidiaries	1,302,122	1,110,022	782	(2,412,926)	—

Total assets	$1,399,991	$1,163,520	$1,376,888	$(2,458,920)	$1,481,479

Liabilities
Debt	$462,282	$(213,993)	$168,335	$(43,000)	$373,624
Accounts payable	1,598	21,761	28,493	(14,233)	37,619
Accrued expenses and other
liabilities	(11,191)	14,743	104,285	15,097	122,934

Total liabilities	452,689	(177,489)	301,113	(42,136)	534,177

Total stockholders’ equity	947,302	1,341,009	1,075,775	(2,416,784)	947,302

Total liabilities and stockholders’ equity	$1,399,991	$1,163,520	$1,376,888	$(2,458,920)	$1,481,479

METRIS COMPANIES INC.
Supplemental Consolidating Statements of Income
Three Months Ended March 31, 2005
(In thousands) (Unaudited)

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Securitization income	$2,955	$—	$81,327	$23,774	$108,056
Servicing income on securitized receivables	(59)	—	29,479	—	29,420
Credit card loan and other interest income	350	—	4,598	—	4,948
Credit card loan fees, interchange and other income	113	28,429	26,857	(52,619)	2,780
Enhancement services income	—	70	3,414	(19)	3,465
Gain on sale of membership club and warranty business	—	—	1,800	—	1,800
Intercompany allocations	76	36,984	1,246	(38,306)	—

Total revenues	3,435	65,483	148,721	(67,170)	150,469

Expenses
Interest expense	12,529	(2,098)	950	—	11,381
Provision (benefit) for loan losses	62	—	(1,010)	—	(948)
Marketing expenses	—	17,054	27,464	(25,371)	19,147
Employee compensation	—	35,270	1,239	—	36,509
Data processing services and communications	11	(11,212)	26,083	(2,882)	12,000
Credit protection claims expense	—	—	5,413	—	5,413
Occupancy and equipment	—	4,893	—	—	4,893
Other	1,939	12,138	6,010	(328)	19,759
Intercompany allocations	40	10,778	27,488	(38,306)	—

Total expenses	14,581	66,823	93,637	(66,887)	108,154

(Loss) income before income tax (benefit) expense and equity in income of subsidiaries	(11,146)	(1,340)	55,084	(283)	42,315
Income tax (benefit) expense	(3,881)	(1,478)	20,192	(99)	14,734
Equity in income of subsidiaries	34,846	34,892	—	(69,738)	—

Net income	$27,581	$35,030	$34,892	$(69,922)	$27,581

METRIS COMPANIES INC.
Supplemental Consolidating Statements of Income
Three Months Ended March 31, 2004
(In thousands) (Unaudited)

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Securitization income	$5	$—	$87,257	$31,723	$118,985
Servicing income on securitized receivables	(48)	—	36,285	—	36,237
Credit card loan and other interest income	122	—	4,984	—	5,106
Credit card loan fees, interchange and other income	1,227	14,863	40,163	(45,437)	10,816
Enhancement services income	—	113	7,378	(11)	7,480
Intercompany allocations	316	40,894	753	(41,963)	—

Total revenues	1,622	55,870	176,820	(55,688)	178,624

Expenses
Interest expense	13,955	(2,578)	2,554	—	13,931
Benefit for loan losses	(1,317)	—	(4,775)	—	(6,092)
Marketing expenses	105	11,492	15,526	(11,191)	15,932
Employee compensation	—	38,019	926	—	38,945
Data processing services and communications	5	(15,738)	35,427	(3,222)	16,472
Credit protection claims expense	—	—	6,348	—	6,348
Occupancy and equipment	—	6,397	4	—	6,401
Other	407	16,318	6,356	(706)	22,375
Intercompany allocations	31	11,413	30,515	(41,959)	—

Total expenses	13,186	65,323	92,881	(57,078)	114,312

(Loss) income before income tax (benefit) expense and equity in income of subsidiaries	(11,564)	(9,453)	83,939	1,390	64,312
Income tax (benefit) expense	(4,082)	(4,857)	31,150	491	22,702
Equity in income of subsidiaries	49,092	52,789	—	(101,881)	—

Net income	$41,610	$48,193	$52,789	$(100,982)	$41,610

METRIS COMPANIES INC.
Supplemental Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2005
(In thousands) (Unaudited)

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$29,112	$(1,038)	$(4,152)	$(34,842)	$(10,920)

Investing Activities
Proceeds from sales of available for sale securities	169,352	—	667,803	—	837,155
Purchases of available for sale securities	(119,352)	—	(411,394)	—	(530,746)
Net loans originated or collected	3,942	—	375,460	—	379,402
Net sales and repayments of securitized loans	—	—	(407,200)	—	(407,200)
Net additions to property and equipment	—	(1,486)	—	—	(1,486)
Investment in subsidiaries	(19,846)	(22,215)	28	42,033	—

Net cash provided by (used in) investing activities	34,096	(23,701)	224,697	42,033	277,125

Financing Activities
Net increase (decrease) in debt	2,316	2,707	(55,023)	—	(50,000)
Proceeds from issuance of common stock	315	—	—	—	315
Capital contributions	—	22,217	(15,026)	(7,191)	—

Net cash provided by (used in) financing activities	2,631	24,924	(70,049)	(7,191)	(49,685)

Net increase in cash and cash equivalents	65,839	185	150,496	—	216,520
Cash and cash equivalents at beginning of period	4,963	(178)	85,933	—	90,718

Cash and cash equivalents at end of period	$70,802	$7	$236,429	$—	$307,238

METRIS COMPANIES INC.
Supplemental Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2004
(In thousands) (Unaudited)

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$42,813	$(7,231)	$131,077	$(49,357)	$117,302

Investing Activities
Proceeds from sales of available for sale securities	—	—	352,079	—	352,079
Purchases of available for sale securities	—	—	(455,579)	—	(455,579)
Net loans originated or collected	16,271	—	479,846	1,164	497,281
Net sales and repayments of securitized loans	—	—	(465,200)	—	(465,200)
Net additions to property and equipment	—	(851)	—	—	(851)
Investment in subsidiaries	(38,590)	(43,186)	—	81,776	—

Net cash used in investing activities	(22,319)	(44,037)	(88,854)	82,940	(72,270)

Financing Activities
Net (decrease) increase in debt	(9,625)	5,786	(3,555)	—	(7,394)
Proceeds from issuance of common stock	422	—	—	—	422
Capital contributions	—	43,186	(9,603)	(33,583)	—

Net cash (used in) provided by financing activities	(9,203)	48,972	(13,158)	(33,583)	(6,972)

Net increase (decrease) in cash and cash equivalents	11,291	(2,296)	29,065	—	38,060
Cash and cash equivalents at beginning of period	(1,081)	3,034	128,557	—	130,510

Cash and cash equivalents at end of period	$10,210	$738	$157,622	$—	$168,570

ITEM 2.

METRIS COMPANIES INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. (“MCI”) and its subsidiaries. MCI’s principal subsidiaries are Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank” or “Bank”), Metris Direct, Inc. and Metris Receivables, Inc. (“MRI”). MCI and its subsidiaries, as applicable, may be referred to as “we,” “us,” “our” or the “Company.” You should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 11, 2005, for a full understanding of our financial condition and results of operations. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto for the period ended March 31, 2005, included herein.

     MCI was incorporated in Delaware on August 20, 1996, and completed an initial public offering in October 1996. We provide financial products and services to middle market consumers throughout the United States. MCI and its subsidiaries are information-based marketers of consumer lending products throughout the United States. Our consumer lending products are primarily unsecured credit cards, including the Direct Merchants Bank MasterCard® and Visa® credit cards. We also offer co-branded credit cards through partnerships with other companies. Our credit cards generate consumer loans through Direct Merchants Bank. These loans in turn generate income and cash flow from principal, interest and fee payments. The sales of our other consumer financial products, such as credit protection products, generate additional cash flow. Our earnings may fluctuate based on several factors, including the timing of asset-backed securitization transactions and seasonal payment patterns. When securitization transactions occur we incur “Loss on new securitizations of receivables to the Metris Master Trust” and increased transaction costs. We incur losses on new securitizations due to the impact from our required enhancement levels, the discount rate applied to cash flows and the assumed duration over which those cash flows are discounted.

     During the first quarter of 2005, we saw continued signs of improving asset quality. The three-month average excess spread in the Metris Master Trust for the quarter ended March 31, 2005, was 6.47%. This excess spread is 161-basis-points higher than the 4.86% reported for the fourth quarter of 2004, and 186-basis-points higher than the 4.61% reported for the first quarter of 2004. The three-month average excess spread for the quarter ended March 31, 2005 includes an incremental 28-basis-points of yield due to recoveries resulting from sales of certain charged-off receivables, including cease and desist, efforts exhausted and dismissed bankruptcies. Sales of these types of charged-off receivables are not conducted on a regular monthly basis, but are conducted periodically depending on market pricing. The remainder of the improvement in the excess spread has been driven primarily by improvements in the overall credit quality of the portfolio. The reported two-cycle plus delinquency rate in the Metris Master Trust decreased to 8.3% as of March 31, 2005, compared to 9.2% as of December 31, 2004, and 10.5% as of March 31, 2004. The average principal default rate in the Metris Master Trust was 17.1% for the quarter ended March 31, 2005, compared to 19.3% for the comparable period in 2004. We have also continued to see improved performance in the early-stage delinquencies in the Metris Master Trust. As of March 31, 2005, the first-cycle delinquency rate in the Metris Master Trust was 4.09%, compared to 4.40% as of December 31, 2004, and 4.38% as of March 31, 2004. We believe this improvement has resulted from revisions to the operating strategies with which we manage our portfolio, significantly enhanced collection efforts and improvements in the economy.

     The one-month London Interbank Offered Rate (“LIBOR”), the index which primarily drives our cost of funds, increased to 2.87% as of March 31, 2005 from 2.40% at December 31, 2004. This increase, and potential future increases, will result in a higher cost of funds on securities issued out of the Metris Master Trust, which is partially offset by higher yields on our credit card portfolio. We believe that impacts to our financial statements that result from increases in interest rates may be mitigated by a variety of management strategies, including, but not limited to, interest rate caps, portfolio re-pricing or the issuance of fixed rate debt. For further information on the impact to us resulting from changes in interest rates, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk on page 39 of this Report.

     In February 2005, we announced the defeasance of the $900 million series 2002-3 asset-backed securities from the Metris Master Trust. Series 2002-3 was defeased through the use of our conduit facility and was scheduled to mature in May 2005. The Company also issued $52.8 million of asset-backed securities from the Metris Secured Note Trust 2004-2 during January of 2005. These asset-backed securities are set to mature on October 20, 2006, and were rated Ba2/BB+ by Moody’s Investors Service, Inc. and Fitch Inc., respectively. Proceeds from the issuance were used to make an optional $50 million prepayment on the Company’s Senior Notes due 2006. We expensed approximately $2.0 million in costs and charges related to the prepayment. During the first quarter of 2005, the Company also reduced its conduit capacity from $1.2 billion to $1.0 billion. Our receivable funding needs for 2005 and 2006 will be covered by future asset-backed securities issuances and further portfolio attrition. We have $1.1 billion in remaining commitment from MBIA Insurance Corporation (“MBIA”) to provide insurance coverage on future asset-backed securities transactions, of which $800 million currently is available. The remaining $300 million of commitment will become available to us when series 1999-3 matures.

     On April 6, 2005, the Company issued $544 million in series 2005-1 asset-backed securities from the Metris Master Trust.

     On April 7, 2005, the Modified Operating Agreement entered into by MCI, Direct Merchants Bank and the Office of the Comptroller of the Currency (“OCC”) was amended to reduce the minimum amount of capital required to be held by Direct Merchants Bank from $213 million to $100 million. As a result of the change to the Bank’s minimum capital requirements, the OCC approved a permanent capital reduction of $130 million concurrent with the transfer of approximately $57 million in remaining eligible credit card receivables from the Bank to MCI, which occurred on May 2, 2005. MCI subsequently sold the majority of those receivables to the Metris Master Trust. The permanent capital reduction was completed on May 6, 2005. Since March 31, 2005, the Company has used proceeds from existing “Short-term investments” and the permanent capital reduction to make optional prepayments totaling $225 million on its senior-secured credit agreement due May 2007, resulting in a total of approximately $18 million in costs and charges. As a result of the prepayments, MCI paid off, in full, its remaining obligations owed under its $300 million senior secured credit agreement effectively terminating the credit agreement.

     The impact from the issuance of series 2005-1 and the debt prepayments will be reflected in the second quarter of 2005.

     We continue to focus on strengthening the long-term operations of our business. Improvements in losses, delinquencies and payment rates have been driven by tighter underwriting on new credit card account originations, tighter credit line management on existing and new credit card accounts, better pricing on offerings and improved collections initiatives. These improved results and our stronger cash position are enabling us to focus on growing our business. During the quarter ended March 31, 2005, we generated approximately 163,000 new accounts compared to 58,000 new accounts for the same period in 2004. We are increasing our new account originations due to the continued strong results we are experiencing in our 2003 vintages, our improved liquidity position and the improved performance of the Metris Master Trust. We have experienced an improvement in delinquencies in comparing our 2004 and 2003 vintages to our 2002 vintages at the same point in time. Credit card originations in 2005 continue to reflect the discipline exhibited in our 2003 and 2004 originations and we expect these improved results will create a more reliable, predictable and long-term receivables base. Our new account growth will remain focused on our traditional target market, the middle-market consumer. We plan to continue to leverage our account origination strategies, increase our efforts to penetrate the Hispanic customer segment, increase our partnership and third-party marketing efforts and test additional products, channels and incremental prospects.

     In January 2003, the Federal Financial Institutions Examination Council (“FFIEC”) issued guidance with respect to various account management practices for institutions engaged in credit card lending. The guidance provides requirements for certain operational and accounting policies, which are designed to bring consistency in practice between institutions engaged in credit card lending. We began implementing the guidance and believe we are now in compliance with most aspects. In addition, we developed and have been executing against a multi-phased approach to address the remaining aspects of this guidance, including receivable amortization. We expect to utilize various methods to ensure reasonable receivable amortization of our accounts, including but not limited to: limiting consecutive fee billings; implementing a fee billing cap; reducing customer’s interest rates; and increasing the required minimum payment due. The impact of fully implementing the account management guidance, while not expected to be significant, is unknown at this time.

Critical Accounting Estimates

     The Company’s most critical accounting estimate is the valuation of our “Retained interests in loans securitized” on our consolidated balance sheets associated with our securitization transactions including contractual retained interests, excess transferor’s interest, interest-only strip receivable and spread accounts receivable. We determine the fair value of each component of the “Retained interests in loans securitized” at the time a securitization transaction or replenishment sale is completed using a discounted cash flow valuation model and on a quarterly basis thereafter. Increases to the fair value of each of the assets related to discount accretion are recorded in “Discount accretion.” Any other change in the fair value is recorded in “Change in fair value of retained interests in loans securitized.”

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

     The contractual retained interests represent subordinated securities held by us. There is no stated interest or coupon rate associated with these securities and they are not rated. They are subordinate to all other securities and, accordingly, are repaid last. Their fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets and the expected timing based on the scheduled maturity date for the underlying securitization. If these securities are recoverable based on the Metris Master Trust forecasts, cash flows related to the entire subordinated principal balance are used in determining their fair value.

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

     The interest-only strip receivable represents the contractual right to receive excess spread cash flows (portfolio collections, less principal charge-offs, financing costs and servicing costs) from customer receivables over the estimated life of the amortizing receivables. The fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets based on the expected timing of cash flows in the retained interests valuation model. Within the model, future excess spread cash flows are first applied to meet spread accounts receivable requirements in accordance with the debt series’ legal documents. When the spread accounts receivable requirements are met, cash is returned to us and is valued as the interest-only strip receivable. We determine upper and lower valuation limits of the interest-only strip receivable based on historical and forecasted excess spreads, excluding interchange and cash advance fee collections. We then determine the best estimate within the range, which has historically been weighted toward the low end of the range.

     We use certain assumptions and estimates in determining the fair value of “Retained interests in loans securitized.” These assumptions and estimates include estimated principal payments, credit losses, gross yield, interest expense, fees, the timing of cash receipts and discount rates commensurate with the risks of the underlying assets. On a quarterly basis, we review and adjust, as appropriate, the assumptions and estimates used in our model based on a variety of internal and external factors, including national and economic trends and business conditions, current lending policies, procedures and strategies, historical trends and assumptions about future trends, competition and legal and regulatory requirements. Significant estimates are required in determining these factors and different judgments concerning these factors can result in a material impact on our consolidated balance sheets and statements of income.

Results of Operations

     Net income for the quarter ended March 31, 2005, was $27.6 million, a $14.0 million or 33.7% decrease from net income of $41.6 million for the quarter ended March 31, 2004. The decrease in net income is primarily due to a decrease in “Securitization income,” “Servicing income on securitized receivables” and “Credit card loan fees, interchange and other income,” partially offset by a reduction in operating expenses.

     “Securitization income” was $108.1 million for the quarter ended March 31, 2005, compared to $119.0 million for the comparable period in 2004. The following table details “Securitization income” for the quarters ended March 31, 2005 and 2004, respectively.

Table 1: Analysis of Securitization Income

	Three Months Ended
	March 31,
(In thousands)	2005		2004
Loss on new securitizations of receivables to the Metris Master Trust:
Defeasance of maturing ABS series into conduit	$(34,525	)(1)	$—
Amortizing term series financing	—		(1,246	)(3)
Issuance of BB bonds	5,364	(2)	—

	(29,161)		(1,246)

Loss on replenishment of receivables to the Metris Master Trust	(11,497)		(23,927)
Discount accretion	61,329		59,970
Interest-only revenue:
Gross yield	414,405		486,792
Principal defaults	(249,571)		(348,090)
Interest expense and servicing fees	(75,949)		(63,770)

	88,885		74,932

Change in fair value of retained interests in loans securitized	5,112		47,965
Transaction and other costs	(6,612)		(38,709)

Securitization income	$108,056		$118,985

(1)	Loss represents $204 million of contractual retained interests (18.5% required subordination) discounted at 16% for 15 months and a $33 million spread account receivable discounted at 16% for 15 months, partially offset by the present value of future 15 months assumed excess spread discounted at 30%.

(2)	Gain represents the reversal of the remaining discount (16% over 21 months) on $53 million of contractual retained interests, partially offset by a $7 million interest reserve account discounted at 16% for 21 months and increased interest expense on $53 million of BB bonds discounted monthly at 30%.

(3)	Loss represents the discount on $113 million of contractual retained interests (18.5% required subordination) at 16% for one month, partially offset by the present value of future one month assumed excess spread discounted at 30%.

     “Loss on replenishment of receivables to the Metris Master Trust” was $11.5 million for the quarter ended March 31, 2005, a decrease of $12.4 million or 51.9% from $23.9 million for the quarter ended March 31, 2004. The improvement was primarily due to an $11.5 million decrease resulting from higher assumed excess spreads and a $3.1 million decrease due to a reduction in the weighted average months-to-maturity on the outstanding securitization transactions, partially offset by a $3.3 million increase due to an increase in the weighted average enhancement level on the outstanding securitization transactions.

     “Discount accretion” was $61.3 million for the quarter ended March 31, 2005, a $1.3 million or 2.2% increase from $60.0 million for the quarter ended March 31, 2004. The increase was primarily due to higher excess transferor’s interest and interest-only asset balances, partially offset by lower contractual retained interest held in the Metris Master Trust and lower spread reserve deposits primarily due to attrition and improved Metris Master Trust performance.

     “Interest-only revenue” was $88.9 million for the quarter ended March 31, 2005, a $14.0 million or 18.7% increase from $74.9 million for the quarter ended March 31, 2004. The increase was primarily due to a 186-basis-point increase in the three-month average excess spread in the Metris Master Trust, partially offset by a $1.3 billion decrease in average principal receivables.

     “Change in fair value of retained interests in loans securitized” was income of $5.1 million for the quarter ended March 31, 2005, a $42.9 million or 89.4% decrease from $48.0 million for the quarter ended March 31, 2004. The decrease in the “Change in fair value of retained interests in loans securitized” from the quarter ended March 31, 2004 was primarily due to a $42.3 million decrease in the change in fair market value related to the change in conduit borrowings and receivable attrition, and an $8.6 million decrease due to lower levels of trapped excess spread released. These decreases were partially offset by a $10.3 million increase in “Change in fair value of retained interests in loans securitized” due to the reduction of the discount rate for contractual retained interest, transferor and restricted cash from 16.0% to 15.0%. The discount rates were reduced to reflect a decrease in the overall risk of the assets in the Metris Master Trust. Indicators of the reduced level of risk in the portfolio include improvements in credit quality and excess spreads and improved access to the securitization markets.

     “Transaction and other costs” were $6.6 million for the quarter ended March 31, 2005, a $32.1 million or 82.9% decrease from $38.7 million for the quarter ended March 31, 2004. The decrease is primarily due to a reduction in financing activity during the first quarter of 2005 over the comparable period in 2004.

     “Servicing income on securitized receivables” was $29.4 million for the quarter ended March 31, 2005, a $6.8 million or 18.8% decrease from $36.2 million for the quarter ended March 31, 2004. This reflects a $1.3 billion decrease in average principal receivables held by the Metris Master Trust between the two periods.

     “Credit card loan and other interest income” was $4.9 million for the quarter ended March 31, 2005, a $0.2 million or 3.9% decrease from $5.1 million for the quarter ended March 31, 2004. This decrease was due to a reduction in average owned credit loans of $61.4 million, partially offset by an increase in interest income as a result of the rising interest rate environment.

     “Credit card loan fees, interchange and other income,” was $2.8 million for the quarter ended March 31, 2005, an $8.0 million or 74.1% decrease from $10.8 million for the quarter ended March 31, 2004. The decrease resulted from the reduction in average owned credit card loans of $61.4 million quarter over quarter and a $4.0 million reduction in servicing income on receivables sold to third parties.

     “Enhancement services income” was $3.5 million for the quarter ended March 31, 2005, a $4.0 million or 53.3% decrease from $7.5 million for the quarter ended March 31, 2004. The $4.0 million decrease resulted primarily from the declining number of memberships following the sale of our membership club and warranty business in 2003.

     “Gain on sale of membership club and warranty business” was $1.8 million for the quarter ended March 31, 2005. This revenue resulted from the recognition of the remaining deferred portion of the gain due to the expiration of our obligations under a temporary servicing agreement with the purchaser.

     “Interest expense” was $11.4 million for the quarter ended March 31, 2005, a $2.5 million or 18.0% decrease from $13.9 million for the quarter ended March 31, 2004. This decrease resulted primarily from the $50.0 million prepayment on our Senior Notes due 2006 and the $75.0 million in prepayments on our $300 million Term Loan subsequent to the quarter ended March 31, 2004, partially offset by higher interest rates on our $300 million Term Loan.

     “Marketing” expenses were $19.1 million for the quarter ended March 31, 2005, a $3.2 million or 20.1% increase from $15.9 million for the quarter ended March 31, 2004. The increase was primarily due to increased account marketing. We booked approximately 163,000 accounts in the first quarter of 2005 compared to 58,000 for the quarter ended March 31, 2004.

     “Employee compensation” was $36.5 million for the quarter ended March 31, 2005, a $2.4 million or 6.2% decrease from $38.9 million for the quarter ended March 31, 2004. This decrease resulted from a reduction in the number of employees required to service fewer gross active accounts, partially offset by an increase in performance based compensation.

     “Data processing services and communications,” “Credit protection claims expense” and “Occupancy and equipment” totaled $22.3 million for the quarter ended March 31, 2005, a $6.9 million or 23.6% decrease from $29.2 million for the quarter ended March 31, 2004. This decrease resulted primarily from a reduction in gross active accounts between the two periods.

     “Other” expenses were $19.8 million for the quarter ended March 31, 2005, a $2.6 million or 11.6% decrease from $22.4 million for the quarter ended March 31, 2004. The following table illustrates the components of “Other” expenses for the quarters ended March 31, 2005 and 2004, respectively.

Table 2: Other Expenses

	Three Months Ended
	March 31,
(In thousands)	2005	2004
MasterCard/Visa assessment and fees	$1,677	$1,809
Credit card fraud losses	533	510
Legal fees	861	219
Collection and risk management	3,091	4,094
Other professional fees	4,581	5,402
Purchased portfolio premium amortization	1,709	2,397
Asset impairment, lease write-offs and severance	35	1,461
General and administrative expenses	4,674	6,483
Other	2,598	—

Total other expenses	$19,759	$22,375

     The other component of “Other expenses” for the quarter ended March 31, 2005, is primarily comprised of expenses related to the $50 million debt prepayment made during the first quarter of 2005, including a prepayment penalty and the write-off of capitalized debt costs.

Retained Interests in Loans Securitized

     Our credit card receivables are primarily funded through asset-backed securitizations. Upon securitization, we remove the applicable “Credit card loans” from our consolidated balance sheets and recognize the “Retained interests in loans securitized” at their allocated carrying value in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“SFAS No. 140”). We sell some assets to the Metris Master Trust at the inception of a securitization series. We also sell receivables to the Metris Master Trust on a daily basis to replenish principal receivable balances that have decreased due to payments and charge-offs. The difference between the allocated carrying value and the proceeds from the assets sold is recorded as a gain or loss on sale and is included in “Securitization income” on our consolidated statements of income. At the same time, we recognize “Retained interests in loans securitized” on our consolidated balance sheets. These “Retained interests in loans securitized” are financial assets measured at fair value consistent with trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and include our contractual retained interests, an interest-only strip receivable, excess transferor’s interests and spread accounts receivable. The contractual retained interests consist of non-interest bearing securities held by us. The interest-only strip receivable represents the present value of the excess of the estimated future interest and fee collections expected to be generated by the securitized loans over the period such loans are assumed to be outstanding over the interest paid on investor certificates, credit losses, contractual servicing fees and other expenses. The excess transferor’s interests represent principal receivables held in the Metris Master Trust in excess of the contractual retained interests. Spread accounts receivable represent restricted cash reserve accounts held by the Metris Master Trust that can be used to fund payments due securitization investors and credit enhancers if cash flows are insufficient. Cash held in spread accounts is released to us if certain conditions are met or a securitization series terminates with amounts remaining in the related spread accounts. The fair value of the “Retained interests in loans securitized” is determined through estimated cash flows discounted at rates that reflect the level of subordination, the assumed repayment term and the credit risk of the securitized loans.

     The following table summarizes our “Retained interests in loans securitized” as of March 31, 2005, and December 31, 2004, respectively.

Table 3: Retained interest in loans securitized

	March 31,	December 31,
(In thousands)	2005	2004
Contractual retained interests	$516,983	$537,945
Excess transferor’s interest	180,886	105,237
Interest-only strip receivable	83,460	82,672
Spread accounts receivable	84,247	58,281

Retained interests in loans securitized	$865,576	$784,135

     The contractual retained interests were $517.0 million as of March 31, 2005, a $20.9 million or 3.9% decrease from $537.9 million as of December 31, 2004. The decrease resulted from a $364.0 million reduction in principal receivables in the Metris Master Trust, partially offset by a slight increase in the weighted average enhancement level and a 1.4 month decrease in the weighted average months-to-maturity on the outstanding series in the Metris Master Trust.

     The excess transferor’s interests were $180.9 million as of March 31, 2005, a $75.7 million or 72.0% increase from $105.2 million as of December 31, 2004, due primarily to the pay-down of our variable funding conduits.

     The interest-only strip receivable was $83.5 million as of March 31, 2005, a $0.8 million or 1.0% increase from $82.7 million as of December 31, 2004. The increase is due to higher assumed excess spreads from receivables held in the Metris Master Trust, partially offset by a $364.0 million reduction in principal receivables. The assumed excess spread has increased from 2.58% at December 31, 2004 to 2.68% at March 31, 2005 primarily due to a decrease in the assumed principal default rates, partially offset by net yield compression resulting from an assumed increase in interest rates.

     Spread accounts receivable were $84.2 million as of March 31, 2005, a $25.9 million or 44.4% increase from $58.3 million as of December 31, 2004. The increase is due to a newly required minimum spread reserve deposit associated with the defeasance of the Series 2002-3 asset-backed securitization into our conduit and the establishment of an interest reserve related to the issuance of BB bonds on Series 2004-2, partially offset by a release of required minimum spread reserve deposits related to conduit pay-downs. For more information on restricted cash, see the Off Balance Sheet Arrangements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 31-33.

     At least quarterly, we adjust our valuation of the “Retained interests in loans securitized” to reflect changes in the amount and expected timing of future cash flows. The significant factors that affect the timing and amount of cash flows relate to collateral assumptions, which include payment rate, default rate, gross yield and discount rate. These values can, and will, vary as a result of changes in the amount and timing of the cash flows and the underlying economic assumptions. The discount rates used to estimate the fair value of the retained interest assets are commensurate with the risk associated with the underlying expected future cash flows. Indicators of the level of risk inherent in the portfolio include delinquency and loss rates and expectations surrounding interest rates. Other factors that would impact the risk assessment include changes to our corporate capital structure, corporate ratings or securitization enhancement levels. Changes in expectations as to the level of risk related to future cash flows may result in changes to the discount rate assumption. (See Critical Accounting Estimates on page 23 for more information on the valuation of the “Retained interests in loans securitized.”)

     The significant assumptions we use in estimating the fair value of the “Retained interests in loans securitized” are as follows:

	March 31,	December 31,
	2005	2004
Monthly payment rate	7.7%	7.6%
Gross yield (1)	26.3%	25.9%
Annual interest expense and servicing fees	5.4%	5.0%
Annual gross principal default rate	18.2%	18.4%
Discount rate:
Contractual retained interests	15.0%	16.0%
Excess transferor’s interest	15.0%	16.0%
Interest-only strip receivable	30.0%	30.0%
Spread accounts receivable	15.0%	16.0%
Weighted average months to maturity	18.7	20.1
Weighted average enhancement level (2)	12.5%	12.1%
Gross receivables held in the Metris Master Trust, net of discount(3)	92.8%	92.3%

(1)	Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries. Gross yield for purposes of estimating fair value does not include cash flows from interchange income or cash advance fees.

(2)	Includes contractual retained interest and required minimum spread reserve deposits.

(3)	Represents the ratio of “Retained interests in loans securitized” plus the off-balance sheet receivables to gross receivables in the Metris Master Trust plus the gross spread accounts receivable.

     Effective March 31, 2005, we reduced the discount rate applied to the contractual retained interests, excess transferor’s interest and spread accounts receivable from 16.0% to 15.0%. The discount rates were reduced to reflect a decrease in the overall risk of the assets in the Metris Master Trust. Indicators of the reduced level of risk in the portfolio include improvements in credit quality and excess spreads and improved access to the securitization markets. The impact of the decrease in the discount rate was an incremental $10.3 million of revenue included in the “Change in fair value of retained interests in loans securitized” on the consolidated statements of income for the quarter ended March 31, 2005.

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

Delinquencies

     It is our policy to accrue interest and fee income on all credit card accounts, except in limited circumstances, until we charge-off the account. We do not bill or accrue late and overlimit fees on accounts greater than 120 days contractually delinquent. Past-due accounts are re-aged to current status only after we receive at least three minimum payments or the equivalent cumulative amount. Accounts can only be re-aged to current status once every 12 months and two times every five years. Accounts entering long-term fixed payment debt management programs may receive a re-age upon entering the debt management program (“workout re-age.”) Workout re-ages can only occur after receipt of at least three consecutive minimum monthly payments, or the equivalent cumulative amount, as defined by the debt management program. Workout re-ages can only occur once in five years, in accordance with FFIEC guidelines. Table 5 presents the delinquency trends of our owned credit card loan portfolio as of the dates specified below.

Table 5: Loan Delinquency

	March 31,	% of	December 31,	% of	March 31,	% of
	2005	Total	2004	Total	2004	Total
(Dollars in thousands)
Loans outstanding	$61,956	100%	$68,230	100%	$74,085	100%
Loans contractually delinquent:
30 to 59 days	1,339	2.1%	1,750	2.6%	2,543	3.4%
60 to 89 days	1,414	2.3%	1,722	2.5%	2,336	3.2%
90 or more days	3,452	5.6%	4,309	6.3%	6,200	8.4%

Total	$6,205	10.0%	$7,781	11.4%	$11,079	15.0%

     The decrease in the delinquency rate as of March 31, 2005 compared to both December 31, 2004 and March 31, 2004 is a result of overall improved credit quality.

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

     In the owned portfolio, charge-offs due to bankruptcies were $0.6 million, representing 14.6% of total gross charge-offs for the three months ended March 31, 2005, and $2.4 million, representing 10.5% of total gross charge-offs for the three months ended March 31, 2004. Table 6 presents our net charge-offs for the periods indicated as reported in the consolidated financial statements. We enter into forward-flow agreements with third parties for the sale of a majority of charged-off accounts. When appropriate, we place accounts with external collection agencies or attorneys.

     Table 6 presents our owned net charge-offs for the periods indicated as reported in the consolidated financial statements:

Table 6: Net Charge-offs

	Three Months Ended
	March 31,
(Dollars in thousands)	2005	2004
Average credit card loans	$65,571	$126,957
Net charge-offs	1,631	22,400
Net charge-off ratio (annualized)	10.1%	71.0%

     The decrease in the net charge-off ratios between the quarter ended March 31, 2005 and 2004 is due primarily to the impact of the transfer of approximately $38 million in “Credit card loans” to loans held for sale during the quarter ended March 31, 2004 and a slight improvement in the credit quality of the remaining “Credit card loans.”

     We also take accounts as a loss when they are identified as fraud losses no later than 90 days from discovery. These charge-offs are included in “Other” expenses on the consolidated statements of income.

Provision and Allowance for Loan Losses

     We record provision (benefit) for loan losses in amounts necessary to maintain the allowance at a level sufficient to absorb anticipated probable loan losses inherent in the existing loan portfolio as of the balance sheet date. We believe the “Allowance for loan losses” is adequate to cover probable future losses inherent in the loan portfolio under current conditions. However, we cannot give assurance as to future credit losses that may be incurred in connection with our loan portfolio, nor can we provide assurance that the established “Allowance for loan losses” will be sufficient to absorb all potential future losses.

     We leverage debt management programs and credit counseling services for qualifying cardholders that are experiencing payment difficulties. These programs include reduced interest rates, reduced or suspended fees and other incentives to induce the customer to continue making payments. The amount of owned receivables in debt management programs was $3.3 million or 5.3% of total “Credit card loans” as of March 31, 2005, compared to $3.5 million or 5.1% of total “Credit card loans” as of December 31, 2004. All delinquent receivables in debt forbearance programs are included in Table 5.

Balance Sheet Analysis

     Cash and Cash Equivalents and Available for Sale Securities

     “Cash and cash equivalents” and “Available for sale securities” were $307.2 million as of March 31, 2005, a decrease of $89.9 million or 22.6% from $397.1 million as of December 31, 2004. This decrease resulted primarily from the $50.0 million optional prepayment of our Senior Notes due 2006 and a $23.2 million increase in cash restricted from release due primarily to additional enhancement required on new asset-backed securities transactions.

     Other Receivables Due from Credit Card Securitizations, Net

     “Other receivables due from credit card securitizations, net” were $86.8 million as of March 31, 2005, an increase of $18.8 million or 27.6% from $68.0 million as of December 31, 2004. The increase is primarily due to continuing favorable excess spreads in the Metris Master Trust.

     Other Assets

     “Other assets” were $62.7 million as of March 31, 2005, a decrease of $9.8 million or 13.5% from $72.5 million at December 31, 2004. This decrease resulted primarily from amortization of certain prepaid costs of $2.9 million, receipt of a $1.5 million receivable from the third party purchaser of our membership club and warranty business and a $4.0 million reduction in previously deferred balances resulting from the termination of our obligations under a temporary servicing agreement with that third party purchaser.

     Debt

     “Debt” was $324.2 million as of March 31, 2005, a decrease of $49.4 million or 13.2% from $373.6 million at December 31, 2004. This decrease resulted primarily from the $50.0 million prepayment on our Senior Notes due 2006.

     Accounts Payable

     “Accounts payable” were $25.2 million as of March 31, 2005, a decrease of $12.4 million or 33.0% from $37.6 million at December 31, 2004. The decrease resulted primarily from the timing of payments for various marketing and operational expenses.

     Accrued Expenses and Other Liabilities

     “Accrued expenses and other liabilities” were $137.0 million at March 31, 2005, an increase of $14.1 million or 11.5% from $122.9 million at December 31, 2004. The increase was due primarily to a $14.7 million increase in current taxes payable.

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

     The Metris Master Trust was formed in May 1995 pursuant to a pooling and servicing agreement, as amended. MRI, one of our special purpose entity subsidiaries, transfers receivables in designated accounts to the Metris Master Trust. The Metris Master Trust may, and does from time to time, issue securities that represent undivided interests in the receivables in the Metris Master Trust. These securities are issued by series, and each series typically has multiple classes of securities. Each series, or class within a series, may have different terms. The different classes of an individual series are structured to obtain specific debt ratings. As of March 31, 2005, 11 series of publicly and privately issued securities were outstanding. MRI currently retains the most subordinated class of securities in each series, and all other classes are issued to non-affiliated third parties. These securities are interests in the Metris Master Trust only and are not obligations of MRI, MCI, Direct Merchants Bank or any other subsidiary of the Company. The interest in the Metris Master Trust not represented by any series of securities issued by the Metris Master Trust also belongs to MRI and is known as the transferor’s interest.

     Generally, each series involves an initial reinvestment period, referred to as the “revolving period,” in which principal payments on receivables allocated to such series are returned to MRI and reinvested in new principal receivables arising in the accounts. After the revolving period ends, principal payments allocated to the series are then accumulated and used to repay the investors. This period is referred to as the “accumulation period,” which is followed by a “controlled amortization period” wherein investors are repaid their invested amount. Currently, the Metris Master Trust does not have any series in an accumulation period or controlled amortization period. The scheduled accumulation and amortization periods are set forth in the securitization agreements governing each series. However, all series set forth certain events by which amortization can be accelerated, referred to as “early amortization.” Reasons early amortization could occur include: (i) one- or three-month average of portfolio collections, less principal and finance charge charge-offs, financing costs and servicing costs, would drop below levels between 0.0% and 1.0%; (ii) negative transferor’s interest within the Metris Master Trust, or; (iii) failure to obtain funding during an accumulation period for a maturing series. New receivables in designated accounts cannot be funded from a series that is in early amortization. We do not currently have any series that are in early amortization.

     In addition, there are various triggers within our securitization agreements that, if broken, would restrict the release of cash to us from the Metris Master Trust. This restricted cash provides additional security to the investors in the Metris Master Trust. We include cash restricted from release in the Metris Master Trust at its fair value within “Retained interests in loans securitized” on our consolidated balance sheets. The triggers are usually related to the performance of the Metris Master Trust, specifically the average excess spread over a one- to three-month period.

     The cash restricted from release is limited to the amount of excess spread generated in the Metris Master Trust on a cash basis. During periods of lower excess spreads, the maximum amount of cash required to be restricted in the Metris Master Trust may not be generated. During those periods, all excess cash normally released to MRI will be restricted from release. Once the maximum amount of cash required to be restricted is restricted from release or excess spreads improve, cash can again be released to MRI. Table 7 presents the cash restricted from release as of March 31, 2005 and December 31, 2004, respectively.

Table 7: Cash Restricted from Release

	March 31,	December 31,
(In thousands)	2005	2004
Cash restricted due to performance	$35,059	$36,367
Cash restricted due to corporate debt ratings	13,187	13,187
Other non-performance based cash restricted	62,296	37,770

Total cash restricted	$110,542	$87,324

     The $1.3 million decrease in cash restricted due to performance from December 31, 2004 to March 31, 2005, is primarily due to improving excess spreads in the Metris Master Trust. The $24.5 million increase in other cash restricted due to non-performance between March 31, 2005 and December 31, 2004 is due to the additional enhancement required on new asset-backed securities transactions.

     The following table generally illustrates the maximum amount of cash (as a percentage of outstanding securitized principal receivables) that could be held by the Metris Master Trust Trustee as additional collateral if the one-month and three-month average excess spread of the Metris Master Trust were within various ranges:

Table 8: Maximum Cash Restricted in the Metris Master Trust

Cash Basis Net	Maximum
Excess Spread	Restricted
greater than 5.5%	—
5.0% - 5.5%	0.5% - 1.0%
4.5% - 5.0%	0.5% - 1.5%
4.0% - 4.5%	1.0% - 2.0%
3.5% - 4.0%	1.0% - 3.0%
3.0% - 3.5%	1.0% - 4.0%
less than 3.0%	4.5% - 5.0%

     On a monthly basis, each series is allocated its share of finance charge and fee collections, which are used to pay investors interest on their securities, pay their share of servicing fees and reimburse investors for their share of losses due to charge-offs. Amounts remaining may be deposited in cash accounts of the Metris Master Trust as additional protection for future losses. Once each of these obligations is fully met, remaining finance charge collections, if any, are returned to us. Principal receivables held by the Metris Master Trust were $5.8 billion and $6.1 billion as of March 31, 2005 and December 31, 2004.

     The following table shows the average annualized yields, defaults, costs and excess spreads for the Metris Master Trust on a cash basis:

Table 9: Weighted Average Annualized Yields, Defaults, Costs and Excess Spreads

	Quarter Ended March 31,
	2005	2004
Gross yield(1)	28.73%	27.46%
Annual principal defaults	17.08%	19.26%

Net portfolio yield	11.65%	8.20%
Annual interest expense and servicing fees	5.18%	3.59%

Net excess spread	6.47%	4.61%

(1)	Includes cash flows from finance charges, late, overlimit, debt waiver and cash advance fees, bad debt recoveries and interchange income.

     The following table shows gross and principal receivables and delinquent gross and principal receivables in the Metris Master Trust:

	March 31,	December 31,	March 31,
	2005	2004	2004
(Dollars in thousands)
Gross receivables	$6,050,712	$6,443,919	$7,396,229
Principal receivables	$5,753,684	$6,117,669	$6,995,478
2-cycle plus delinquent gross receivables	$504,840	$593,819	$773,592
2-cycle plus delinquent principal receivables	$400,164	$470,442	$610,470
Gross delinquency ratio	8.3%	9.2%	10.5%
Principal delinquency ratio	7.0%	7.7%	8.7%

     Revenues and expenses generated from the Metris Master Trust are reported in “Securitization income” and “Servicing income on securitized receivables” in the consolidated statements of income. Our interests retained in credit card receivables sold to the Metris Master Trust are recorded at fair value in “Retained interests in loans securitized” on the consolidated balance sheets.

     Additional information regarding off-balance sheet arrangements is set forth under Liquidity, Funding and Capital Resources below. Additional information regarding the accounting for our “Retained interests in loans securitized” can be found under Critical Accounting Estimates on page 23 of this Report.

Liquidity, Funding and Capital Resources

     One of our primary financial goals is to maintain an adequate level of liquidity through active management of our assets and liabilities. Liquidity management is a dynamic process, affected by changes in the characteristics of our assets and liabilities and short- and long-term interest rates and by the capital markets. We use a variety of financing sources to manage liquidity, funding and interest rate risks. Table 11 summarizes our funding and liquidity as of March 31, 2005 and December 31, 2004.

Table 11: Liquidity, Funding and Capital Resources

		March 31, 2005			December 31, 2004
		MCI and non-bank			MCI and non-bank
	DMCCB	subsidiaries	Consolidated	DMCCB	subsidiaries	Consolidated
(In thousands)
Cash and due from banks	$20,846	$(1,074)	$19,772	$25,340	$(142)	$25,198
Federal funds sold	46,150	—	46,150	22,450	—	22,450
Short-term investments	116,215	125,101	241,316	12,599	30,471	43,070
Available for sale securities	—	—	—	107,138	199,271	306,409

Total liquid assets	$183,211	$124,027	$307,238	$167,527	$229,600	$397,127

     The following tables detail our outstanding on- and off-balance sheet funding as of March 31, 2005 and December 31, 2004, including any unused capacity as of those dates.

Table 12: Outstanding On- and Off-Balance Sheet Funding

	March 31, 2005		December 31, 2004
(In thousands)	Outstanding	Unused Capacity	Outstanding	Unused Capacity
On-balance sheet funding
10.125% senior notes – July 2006	99,231	N/A	148,624	N/A
Term loan – May 2007	225,000	N/A	225,000	N/A

Subtotal	324,231	N/A	373,624	N/A

Off-balance sheet funding
Metris Master Trust:
Term asset-backed securitizations with various maturities through February 2009	4,102,800	—	4,950,000	—
Conduits – maturing April 2006	800,000	200,000	360,000	840,000

Subtotal	4,902,800	200,000	5,310,000	840,000

Total	$5,227,031	$200,000	$5,683,624	$840,000

     The decrease in our unused capacity between December 31, 2004 and March 31, 2005, resulted primarily from the defeasance of the $900 million series 2002-3. Following the issuance of series 2005-1 on April 6, 2005, unused conduit capacity increased to $850 million as of April 30, 2005.

     We have the following term asset-backed securitizations outstanding as of March 31, 2005:

Table 13: Outstanding Asset-Backed Securitizations

(Dollars in thousands)
Asset-backed securitization	Amount	Expected final payment date(s)
Series 2000-3	500,000	October 20, 2005 and November 21, 2005
Series 1999-3	300,000	November 21, 2005
Series 2001-2	750,000	May 22, 2006 and June 20, 2006
Series 1999-2	500,000	July 20, 2006
Series 2004-2	652,800	October 20, 2006
Series 2004-1	200,000	April 20, 2007
Series 2002-4	600,000	May 21, 2007
Series 2002-1	300,000	January 20, 2009 and February 20, 2009
Series 2002-2	300,000	January 20, 2009 and February 20, 2009

Total	$4,102,800

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

     As of March 31, 2005 and December 31, 2004, we had $4.7 million and $5.5 million in letters of credit issued under a letter of credit facility agreement. We have pledged investments equal to 110% collateral against our letters of credit, which are classified in “Other assets” on the consolidated balance sheets. Effective April 21, 2005, the collateral pledged against our letters of credit was reduced to 100%.

     As of March 31, 2005 our contractual cash obligations over the next twelve months are as follows:

Table 14: Contractual Cash Obligations

(In thousands)
Operating leases	$7,904
Deposits	2,621
Contractual purchase obligations	47,303

Total	$57,828

     In addition to contractual cash obligations, open-to-buy on credit card accounts as of March 31, 2005, was $6.6 billion. While these amounts represent the total lines of credit available to our customers, we have not experienced, and do not anticipate, that all of our customers will exercise their entire available credit line at any given point in time. We also have the right to increase, reduce, cancel, alter or amend the terms for those available lines of credit at any time.

     In February 2005, we announced the defeasance of the $900 million series 2002-3 asset-backed securities from the Metris Master Trust. Series 2002-3 was defeased through the use of our conduit facility and was scheduled to mature in May 2005. The Company also issued $52.8 million of asset-backed securities from the Metris Secured Note Trust 2004-2 during January of 2005. These asset-backed securities are set to mature on October 20, 2006 and were rated Ba2/BB+ by Moody’s Investors Service, Inc. and Fitch Inc., respectively. Proceeds from the issuance were used to make an optional $50 million prepayment on the Company’s Senior Notes due 2006. During the first quarter of 2005, the Company also reduced its conduit capacity from $1.2 billion to $1.0 billion. Our receivable funding needs for 2005 and 2006 will be covered by future asset-back securities issuances and further portfolio attrition. We have $1.1 billion in remaining commitment from MBIA Insurance Corporation (“MBIA”) to provide insurance coverage on future asset-backed securities transactions, of which $800 million currently is available. The remaining $300 million of commitment will become available to us when series 1999-3 matures.

     Subsequent to March 31, 2005, the Company issued $544 million in series 2005-1 asset-backed securities from the Metris Master Trust. In addition, the Company made optional prepayments totaling $225 million on its senior-secured credit agreement due May 2007, resulting in approximately $17.9 million in costs and charges. The impact of these transactions will be reflected in the second quarter of 2005.

     The Company’s 1998 through 2002 federal income tax returns are under examination by the Internal Revenue Service (“IRS”). The IRS is considering adjustments involving the Company’s tax treatment of certain credit card fees as original issue discount (“OID”). The Company has also proposed OID-related adjustments in the form of refund claims for some of these years. The fees at issue include late, overlimit, interchange, cash advance and annual fees. Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees create OID that should be deferred and amortized over the remaining life of the underlying credit card loans for tax purposes. As of March 31, 2005, and December 31, 2004, the Company had deferred cumulative federal income tax related to this issue of approximately $107 million and $129 million, respectively. Our treatment of these fees is consistent with that of many other United States credit card issuers. Furthermore, we believe our treatment of these fees is appropriate based on relevant technical authority and specific guidance issued by the IRS regarding late fees. However, the timing and amount of any final resolution remain uncertain. We continue to work with the IRS to resolve this matter and do not expect to pay any incremental tax related to this issue in the next 12 months, nor do we expect the resolution of this matter to have a material adverse effect on future earnings.

     Our secured and unsecured debt is rated by Moody’s, Standard & Poor’s Rating Services (“S&P”) and Fitch. Factors affecting the various ratings include the overall health of the global/national economy, specific economic conditions impacting the subprime consumer finance industry and our overall financial performance, including earnings, credit losses, delinquencies, excess spreads in the Metris Master Trust and our overall liquidity. Certain of our term asset-backed securitizations require the restriction of cash if our corporate debt ratings go below certain levels. The following illustrates the current debt ratings of MCI:

	Moody’s	S & P	Fitch
Senior unsecured debt	B3	CCC	B -

     Capital Adequacy

     The following table shows our capital ratios for the periods ended March 31, 2005 and December 31, 2004, respectively.

Table 15: Capital Ratios

	March 31,	December 31,
	2005	2004
(Dollars in thousands, except per share amounts)
Equity to managed assets:
Total equity	975,322	947,302
Total managed assets	6,364,558	6,791,478

Ratio of equity to managed assets	15.3%	13.9%

Common stockholder book value:
Common stockholders’ equity	$449,200	$432,757
Common shares outstanding	58,170	58,127
Common stockholders’ book value	$7.72	$7.45

Total stockholders’ equity	$975,322	$947,302
Preferred securities on a converted basis	45,054	45,054
Total shares outstanding on a converted basis	103,224	103,181
Total book value	$9.45	$9.18

     In the normal course of business, Direct Merchants Bank enters into agreements, or is subject to regulatory requirements, that result in cash, debt, dividend or other capital restrictions. Direct Merchants Bank and MCI have entered into a Capital Assurance and Liquidity Maintenance Agreement (“CALMA”) that requires MCI to make such capital infusions or provide the Bank with financial assistance so as to permit the Bank to meet its liquidity requirements. Direct Merchants Bank also entered into a Liquidity Reserve Deposit Agreement (“LRDA”) under which the Bank has established restricted deposits with third-party depository institutions for the purpose of supporting Direct Merchants Bank’s funding needs. These deposits are invested in short-term liquid assets and are classified on the consolidated balance sheets as the “Liquidity reserve deposit.” As of March 31, 2005 and December 31, 2004, the balance in the liquidity reserve accounts was $64.0 million and $79.7 million, respectively.

     MCI and Direct Merchants Bank have a Modified Operating Agreement with the OCC, which was amended on April 7, 2005 and requires, among other things:

•	The Bank must maintain minimum capital of $100 million, unless otherwise approved by the OCC.

•	The Bank may continue to pay dividends in accordance with applicable statutory and regulatory requirements provided capital remains at the required level.

•	The Bank must maintain liquid assets at the greater of $35 million or 100% of the average highest daily funding requirement for managed receivables ($33.3 million at March 31, 2005).

•	The Bank must comply with the terms of the LRDA and the CALMA.

•	MCI must comply with the CALMA.

     The Company believes it is currently in compliance with all of the terms of the Modified Operating Agreement, as amended. If the OCC were to conclude that the Bank failed to adhere to any provisions of the Modified Operating Agreement, the OCC could pursue various enforcement options. If any of those options were to be pursued by the OCC, it could have a material adverse effect on our operations or capital position.

     On April 7, 2005, the Modified Operating Agreement entered into by MCI, Direct Merchants Bank and OCC was amended to reduce the minimum amount of capital required to be held by Direct Merchants Bank from $213 million to $100 million. As a result of the change to the Bank’s minimum capital requirements, the OCC approved a permanent capital reduction of $130 million concurrent with the transfer of approximately $57 million in remaining eligible credit card receivables from the Bank to MCI, which occurred on May 2, 2005. MCI subsequently sold the majority of those receivables to the Metris Master Trust. The permanent capital reduction was completed on May 6, 2005. Since March 31, 2005 the Company has used proceeds from existing “Short-term investments” and the permanent capital reduction to make optional prepayments totaling $225 million on its senior-secured credit agreement due May 2007, resulting in approximately $18 million in costs and charges. As a result of the prepayments, MCI paid off, in full, its remaining obligations owed under its $300 million senior secured credit agreement effectively terminating the credit agreement.

     Direct Merchants Bank is subject to certain capital adequacy guidelines issued by the OCC. Quantitative measures established by regulation to ensure capital adequacy require Direct Merchants Bank to maintain minimum amounts and ratios (set forth in Table 16) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital (as defined) to average assets (as defined). Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material adverse effect on our financial condition. Furthermore, FFIEC guidelines indicate that an institution with a concentration in subprime lending should hold one and one-half to three times the normal minimum capital required. At both March 31, 2005 and December 31, 2004, Direct Merchants Bank’s Tier 1 risk-based capital ratio, risk-based total capital ratio and Tier 1 leverage ratio exceeded the minimum required capital levels, and Direct Merchants Bank was considered a “well-capitalized” depository institution under regulations of the OCC.

     Additional information about Direct Merchants Bank’s actual capital amounts and ratios are presented in the following table:

Table 16: Direct Merchants Bank’s Actual Capital Amounts and Ratios

			To Be Adequately		To Be Well
(Dollars in thousands)	Actual		Capitalized		Capitalized
As of March 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$245,572	125.9%	$15,601	8.0%	$19,501	10.0%

Tier 1 capital (to risk-weighted assets)	243,051	124.6%	7,801	4.0%	11,701	6.0%

Tier 1 capital (to average assets)	243,051	71.1%	13,676	4.0%	17,095	5.0%

			To Be Adequately		To Be Well
	Actual		Capitalized		Capitalized
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$247,382	113.6%	$17,417	8.0%	$21,771	10.0%

Tier 1 capital (to risk-weighted assets)	244,555	112.3%	8,709	4.0%	13,063	6.0%

Tier 1 capital (to average assets)	244,555	70.5%	13,875	4.0%	17,344	5.0%

Selected Operating Data – Managed Basis

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

Table 17: Managed Loan Portfolio

	Three Months Ended
	March 31,		December 31,		March 31,
	2005		2004		2004
(Dollars and accounts in thousands)
Account originations:
Partner	34		42		9
Non-partner	129		166		49

Total account originations	163		208		58

		Period Ended
	March 31,		December 31,		March 31,
Gross active accounts:	2005		2005		2005

Historical vintages (1)	1,555		1,678		2,112
New vintages (1)	613		499		239

	2,168		2,177		2,351

Period-end loans:
Historical vintages (1)	$5,261,812		$5,787,904		$7,142,451
New vintages (1)	908,165		792,316		393,550
	$6,169,977		$6,580,220		$7,536,001

Period-end balances:
Credit card loans	$61,956		$68,230		$74,085
Receivables held by the Metris Master Trust	6,108,021		6,511,990		7,461,916

Managed	$6,169,977		$6,580,220		$7,536,001

		% of		% of		% of
		Total		Total		Total

Loans contractually delinquent:
Credit card loans	6,205	10.0%	7,781	11.4%	11,079	15.0%
Receivables held by the Metris Master Trust	504,840	8.3%	593,819	9.1%	773,592	10.4%

Managed	$511,045	8.3%	$601,600	9.1%	$784,671	10.4%

(1)	New vintages include credit card account originations between 2003 and 2005. Historical vintages include credit card account originations and portfolio purchases prior to 2003.

     The decrease in the managed delinquency rates as of March 31, 2005 compared to December 31, 2004 and March 31, 2004, primarily reflects an improvement in credit quality in the Metris Master Trust. Management believes the improvement in credit quality is more than seasonal and reflects the improvements we have made in collections, account management and new account underwriting.

Table 17: Continued

	Three Months Ended
	March 31,
	2005		2004
(Dollars in thousands)
Average balances:
Credit card loans	$65,571		$126,957
Receivables held by the Metris Master Trust	6,346,605		7,787,351

Managed	$6,412,176		$7,914,308

Net charge-offs:
Credit card loans	$1,631	10.1%	$22,400	71.0%
Receivables held by the Metris Master Trust	227,592	14.5%	327,607	16.9%

Managed	$229,223	14.5%	$350,007	17.8%

     The managed net charge-off ratio was 14.5% for the three-month period ended March 31, 2005, compared to 15.5% for the prior quarter and 17.8% for the quarter ended March 31,2004. This represents improvements of 330-basis-points over the comparable period in 2004. These improvements resulted primarily from the improved credit quality in the Metris Master Trust.

     We charge-off bankrupt accounts within 60 days of formal notification. Charge-offs due to bankruptcies were $82.4 million or 25.1% of total managed gross charge-offs for the quarter ended March 31, 2005, and $107.7 million or 22.2% of total managed gross charge-offs for the quarter ended March 31, 2004. In addition to those bankrupt accounts that were charged-off, we received formal notification of $43.6 million and $58.5 million of managed bankrupt accounts that had not been charged-off as of March 31, 2005 and 2004, respectively.

     Total managed loans decreased $410.2 million to $6.2 billion as of March 31, 2005, compared to $6.6 billion and $7.5 billion as of December 31, 2004 and March 31, 2004, respectively. The reduction in credit cards loans from December 31, 2004 to March 31, 2005, is a result of typical seasonal trends. The decrease in credit card loans from March 31, 2004 to March 31, 2005, resulted from the charging-off of higher balance historical vintage receivables, which are being replaced with new vintage lower balance receivables. The amount of credit card receivables in debt management programs was $507.6 million or 8.2% of total managed loans as of March 31, 2005, compared with $540.3 million or 8.2% of managed loans as of December 31, 2004. All delinquent receivables in debt management programs are included in Table 17.

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

     Our primary assets are “Credit card loans” and “Retained interests in loans securitized.” The majority of our owned receivables and the receivables held by the Metris Master Trust are priced at rates indexed to the variable Prime Rate. We fund “Credit card loans” through a combination of cash flows from operations, bank loans, long-term debt and equity issuances. Our securitized loans are held by the Metris Master Trust and bank-sponsored multi-seller commercial paper conduits and investors in term series securities issued by the Metris Master Trust, which have committed funding primarily indexed to variable commercial paper rates and LIBOR. Long-term debt includes approximately $100 million at a fixed interest rate and approximately $225 million indexed to LIBOR. At March 31, 2005 and 2004, none of the securities issued out of the Metris Master Trust and conduit funding of securitized receivables were funded with fixed rate securities.

     In an interest rate environment with rates significantly above current rates, we partially mitigate the negative impact on earnings from higher interest expense by entering into interest rate cap contracts and, to a lesser extent, through fixed rate funding.

     The approach we use to quantify interest rate risk is a sensitivity analysis that we believe best reflects the risk inherent in our business. This approach calculates the impact on net income before income taxes from an instantaneous and sustained change in interest rates of 200-basis-points. In this analysis interest rates on our floating rate debt are not allowed to decrease below 0%. Assuming that we take no counteractive measures, as of March 31, 2005, a 200-basis-point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and receivables, would result in a decrease in “Iincome before income taxes” of approximately $22.0 million over the next 12 months relative to a base case, compared to an approximate $14.0 million decrease as of March 31, 2004. A decrease of 200-basis-points would result in an increase in “Income before income taxes” of approximately $18.5 million as of March 31, 2005, compared to an increase of $35.3 million as of March 31, 2004.

     The change in sensitivity for the 200-basis-point increase is primarily due to a smaller receivable base and a higher percentage of receivables impacted by a rate increase. The change in sensitivity for the 200-basis-point decrease is due to a larger decrease from interest expense due to the prepayment of long-term debt indexed to LIBOR in 2005. As LIBOR rates have increased, the impact on interest costs from falling rates has increased since interest costs can fall further before hitting 0%.

ITEM 4 CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2005. Based on that evaluation, our management, including the CEO and CFO, have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective. During the quarter ended March 31, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     Reference is made to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which summarizes two pending lawsuits involving the Company and certain of its officers and directors.

     Reference also is made to Part I, Item 1 “Business – Regulatory Investigations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which summarizes the SEC investigation, to which we are currently subject.

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the quarter ended March 31, 2005.

Item 5. Other Information

     On May 6, 2005, MCI made optional prepayments totaling $150 million on obligations due May 2007 under its $300 million senior secured credit agreement, entered into with the lenders party thereto and Deutsche Bank Trust Companies America, as Administrative Agent and Collateral Agent, paying off in full its remaining obligations and effectively terminating the credit agreement. The prepayments resulted in approximately $11.4 million in costs and charges.

Item 6. Exhibits

     Exhibits

     Charter Documents:

3.1	Amended and Restated Certificate of Incorporation of the (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B dated April 26, 1999 (File No. 1-12351)).

(a)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated June 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K dated April 12, 2004 (File No. 1-12351)).

(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated September 19, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-3 dated September 29, 2000. (File No. 1-12351)).

(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated March 24, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B dated April 26, 1999. (File No. 1-12351)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-12351)).

     Instruments Defining Rights:

4.1	Certificate of Designation of Series C Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 of MCI’s Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

(a)	Amended Certificate of Designation of Series C Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to MCI’s Registration Statement on Form S-3 (File No. 333-82007)).

4.3	Certificate of Designation of Series D Junior Participating Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 of MCI’s Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.4	Registration Rights Agreement, dated as of December 9, 1998, between MCI and the Investors named therein (incorporated by reference to Exhibit 10.3 to MCI’s Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.5	Form of common stock certificate of MCI (incorporated by reference to Exhibit 4.3 to MCI’s Registration Statement on Form S-8 (File No. 333-91917)).

4.6	Indenture, dated as of July 13, 1999, by and among MCI, Metris Direct, Inc. and The Bank of New York, including Form of 10 1/8% Senior Notes due 2006 and Form of Guarantee (incorporated by reference to Exhibit 4.1 to MCI’s Registration Statement on Form S-4 (File No. 333-86695)).

(a)	First Supplemental Indenture, dated as of February 28, 2000, among MCI, the Guarantors named therein and The Bank of New York, (incorporated by reference to Exhibit 4.1 to MCI’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 1-12351)).

(b)	Second Supplemental Indenture, dated as of February 2, 2001, among MCI, the Guarantors named therein and The Bank of New York (incorporated by reference to Exhibit 4.7(b) to MCI’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

(c)	Agreement of Resignation, Appointment and Acceptance, dated as of February 20, 2002, among MCI, The Bank of New York, as Prior Trustee, and US Bank National Association, as Successor Trustee (incorporated by reference to Exhibit 4.7(c) to MCI’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12351)).

4.8	Exchange and Registration Rights Agreement, dated as of July 13, 1999, by and among MCI, Bear, Stearns & Co. Inc., Chase Securities Inc., Salomon Smith Barney Inc. and Barclays Capital Inc., relating to the new notes (incorporated by reference to Exhibit 4.2 to MCI’s Registration Statement on Form S-4 (File No. 333-86695)).

     Material Contracts:

10.1	Second Amendment dated as of March 1, 2005 to the Senior Secured Credit Agreement dated as of May 6, 2004, among Metris Companies Inc., the lenders from time to time parties thereto, and Deutsche Bank Trust Companies America as Administrative Agent and as Collateral Agent (Incorporated by reference to Exhibit 10.14 (b) to MCI’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 11, 2005 (File No. 1-12351)).

10.2	Amendment effective as of April 7, 2005 to the Modified Operating Agreement between Direct Merchants Credit Card Bank, National Association and the Office of the Comptroller of the Currency effective as of December 11, 2003 (Incorporated by reference to Exhibit 99.1 to MCI’s Current Report on Form 8-K filed with the SEC on April 11, 2005 (File No. 1-12351)).

     Certifications:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d 14(a).

32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRIS COMPANIES INC.
(Registrant)

Date: May 9, 2005	By:	/s/ William A. Houlihan

William A. Houlihan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized
Officer of Registrant)