Form 10-Q
period 2005-06-30
METRIS COMPANIES INC
filed 2005-08-09
CIK 1021061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Yes ☑                               No ☐
As of July 31, 2005, 58,454,018 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

METRIS COMPANIES INC.
FORM 10-Q

June 30, 2005

Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements include, without limitation: expressions of the “belief,” “anticipation,” “intent,” or “expectations” of management; statements and information as to our strategies and objectives; return on equity; changes in our managed loan portfolio; net interest margins; funding costs; liquidity; cash flow; operating costs and marketing expenses; delinquencies and charge-offs and industry comparisons or projections; statements as to industry trends or future results of operations of Metris Companies, Inc. and its subsidiaries (the “Company”); and other statements that are not historical fact. Forward-looking statements may be identified by the use of terminology such as “may,” “will,” “believes,” “does not believe,” “no reason to believe,” “expects,” “plans,” “intends,” “estimates,” “anticipated,” or “anticipates” and similar expressions, as they relate to the Company or our management. Forward-looking statements are based on certain assumptions by management and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.
     These risks and uncertainties include, but are not limited to: the potential impact of any failure to operate in accordance with directives from the Office of the Comptroller of the Currency, including those included in our Modified Operating Agreement; the ability of regulators to impose restrictions on Direct Merchants Credit Card Bank, National Association, that could negatively impact our operations or financial results; the risk that failure to comply with applicable laws, regulations, and credit card association bylaws and adverse changes in those laws, regulations, or credit card association bylaws could have a negative impact on our financial results and could adversely affect our ability to conduct our business in a profitable manner; the fact that we are the subject of an investigation by the Securities and Exchange Commission; that the occurrence of certain events could result in early amortization (“required repayment”) of the securities issued by the Metris Master Trust; that credit card receivables generated by our target consumers generally have higher default rates and our target consumers may be impacted more by general economic and social factors than higher credit quality consumers; that we require a high degree of liquidity to operate our business, and an inability to access funding at the times and in the amounts that we need could adversely affect our ability to operate or our financial results; that we are the subject of an Internal Revenue Service examination; that changes in the interest rates on the funds we borrow and the amounts we loan to our credit card customers could adversely affect our financial results; the fact that we face intense competition; the fact that our financial results could be negatively impacted by fluctuations in the valuation of our retained interests in our securitizations; the fact that our restatements of financial results have had, and may in the future continue to have, adverse effects on us; the fact that changes in the credit card market as a result of recent judicial decisions with MasterCard® and Visa® could adversely affect our financial results; and the fact that we are exposed to other industry-wide risks that could adversely affect our financial performance.
     These risks are discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, in Item 1 of such report under the heading “Risk Factors.” Certain of these and other risks and uncertainties also are discussed in “Legal Proceedings” on page 44, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23 – 43, and “Quantitative and Qualitative Disclosures About Market Risk” on pages 43-44 of this Report. Although we have attempted to list comprehensively the major risks and uncertainties, other factors may in the future prove to be important in causing actual results to differ materially from those contained in any forward-looking statement. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. Financial Information
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share and share data)

	June 30,
	2005	December 31,
	(Unaudited)	2004
Assets
Cash and due from banks	$23,487	$25,198
Federal funds sold	27,395	22,450
Short-term investments	126,083	43,070

Cash and cash equivalents	176,965	90,718
Available for sale securities	109,991	306,409
Liquidity reserve deposit	70,044	79,746
Credit card loans, net of allowance of $3,751 and $12,409, respectively	2,754	55,821
Retained interests in loans securitized	769,184	784,135
Property and equipment, net	22,936	24,135
Other receivables due from credit card securitizations, net	66,847	68,021
Other assets	47,345	72,494

Total assets	$1,266,066	$1,481,479

Liabilities
Debt	$78,626	$373,624
Accounts payable	34,448	37,619
Accrued expenses and other liabilities	142,828	122,934

Total liabilities	255,902	534,177

Stockholders’ Equity
Convertible preferred stock, par value $.01 per share; 10,000,000 shares authorized, 1,444,186 and 1,381,327 shares issued and outstanding, respectively	537,960	514,545
Common stock, par value $.01 per share; 300,000,000 shares authorized, 65,501,049 and 65,182,416 issued, respectively	655	652
Paid-in capital	237,168	233,989
Unearned compensation	(404)	—
Treasury stock — 7,055,300 shares	(58,308)	(58,308)
Retained earnings	293,093	256,424

Total stockholders’ equity	1,010,164	947,302

Total liabilities and stockholders’ equity	$1,266,066	$1,481,479

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per-share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Loss on new securitizations of receivables to the Metris Master Trust	$(13,046)	$(90,640)	$(42,207)	$(91,886)
Loss on replenishment of receivables to the Metris Master Trust	(11,129)	(25,454)	(22,626)	(49,381)
Discount accretion	60,503	61,570	121,832	121,540
Interest-only revenue	96,503	55,137	185,388	130,069
Change in fair value of retained interests in loans securitized	15,696	20,718	20,808	68,683
Transaction and other costs	(5,886)	(45,674)	(12,498)	(84,383)

Securitization income (expense)	142,641	(24,343)	250,697	94,642
Servicing income on securitized receivables	28,273	33,847	57,693	70,084
Credit card loan and other interest income	3,211	5,010	8,159	10,116
Credit card loan fees, interchange and other income	1,920	5,264	4,700	16,080
Enhancement services income	2,961	6,976	6,426	14,456
Gain on sale of membership and warranty business	—	—	1,800	—

Total revenues	179,006	26,754	329,475	205,378

Expenses
Interest	4,520	18,714	15,901	32,645
Benefit for loan losses	(4,603)	(491)	(5,551)	(6,583)
Marketing	33,924	15,726	53,071	31,658
Employee compensation	38,086	35,723	74,595	74,668
Data processing services and communications	11,832	13,777	23,832	30,249
Credit protection claims	4,030	5,036	9,443	11,384
Occupancy and equipment	4,761	5,984	9,654	12,385
Other	36,448	28,735	56,207	51,110

Total expenses	128,998	123,204	237,152	237,516

Income (loss) before income taxes	50,008	(96,450)	92,323	(32,138)
Income tax expense (benefit)	17,505	(26,124)	32,239	(3,422)

Net income (loss)	32,503	(70,326)	60,084	(28,716)
Convertible preferred stock dividends	11,838	10,830	23,415	21,421

Net income (loss) after preferred dividends	$20,665	$(81,156)	$36,669	$(50,137)

Earnings (loss) per share
Distributed	$—	$—	$—	$—
Undistributed	0.20	(1.40)	0.35	(0.87)

Total Basic	$0.20	$(1.40)	$0.35	$(0.87)

Total Diluted	$0.20	$(1.40)	$0.35	$(0.87)

Shares used to compute earnings (loss) per share
Basic	58,295	57,924	58,221	57,857
Diluted	59,045	57,924	58,981	57,857
See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

			Convertible						Total
	Number of Shares		Preferred	Common	Paid – In	Unearned	Treasury	Retained	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Compensation	Stock	Earnings	Equity
Balance at December 31, 2003	1,264	57,807	$470,728	$649	$229,655	$(27)	$(58,308)	$266,496	$909,193
Net loss	—	—	—	—	—	—	—	(28,716)	(28,716)
Convertible preferred stock dividends	57	—	21,421	—	—	—	—	(21,421)	—
Issuance of common stock under employee benefit plans	—	200	—	1	2,331	—	—	—	2,332
Deferred compensation obligations	—	—	—	—	(85)	—	—	—	(85)
Restricted stock forfeitures	—	(50)	—	—	(5)	4	—	—	(1)
Amortization of restricted stock	—	—	—	—	—	23	—	—	23

Balance at June 30, 2004 (Unaudited)	1,321	57,957	492,149	650	231,896	—	(58,308)	216,359	882,746

Balance at December 31, 2004	1,381	58,127	$514,545	$652	$233,989	$—	$(58,308)	$256,424	$947,302
Net income	—	—	—	—	—	—	—	60,084	60,084
Convertible preferred stock dividends	63	—	23,415	—	—	—	—	(23,415)	—
Issuance of common stock under employee benefit and compensation plans	—	281	—	3	2,711	—	—	—	2,714
Issuance of restricted stock	—	38	—	—	468	(468)	—	—	—
Amortization of restricted stock	—	—	—	—	—	64	—	—	64

Balance at June 30, 2005 (Unaudited)	1,444	58,446	$537,960	$655	$237,168	$(404)	$(58,308)	$293,093	$1,010,164

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating Activities
Net income (loss)	$60,084	$(28,716)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	(105,557)	(100,583)
Benefit for loan losses	(5,551)	(6,583)
Loss from credit card securitizations	64,833	141,267
Gain on sale of membership and warranty business	(1,800)	—
Market loss on derivative financial instruments	1,578	7,572
Changes in operating assets and liabilities, net:
Liquidity reserve deposit	9,702	5,295
Fair value of retained interests in loans securitized	(20,808)	(68,683)
Spread accounts receivable	38,544	163,728
Other receivables due from credit card securitizations, net	1,174	4,941
Accounts payable	(3,171)	1,800
Accrued expenses and other liabilities	17,093	11,844
Other	19,620	17,081

Net cash provided by operating activities	75,741	148,963

Investing Activities
Proceeds from sales of available for sale securities	1,266,326	1,206,831
Purchases of available for sale securities	(1,069,908)	(1,393,563)
Net loans collected	610,234	408,127
Net repayments of securitized loans	(497,402)	(420,000)
Net (additions to) disposals of property and equipment	(3,374)	2,072

Net cash provided by (used in) investing activities	305,876	(196,533)

Financing Activities
Proceeds from issuance of debt	—	283,974
Repayment of debt	(295,883)	(202,724)
Proceeds from issuance of common stock	513	2,332

Net cash (used in) provided by financing activities	(295,370)	83,582

Net increase in cash and cash equivalents	86,247	36,012
Cash and cash equivalents at beginning of period	90,718	178,485

Cash and cash equivalents at end of period	$176,965	$214,497

Supplemental disclosures and cash flow information
Cash paid (received) during the period for:
Interest	$19,704	$23,183
Income taxes	15,803	(35,820)
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
Interim Financial Statements
     We have prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position and the results of our operations and our cash flows for the interim periods. You should read these consolidated financial statements in conjunction with the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.
Pervasiveness of Estimates
     We have prepared the consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates is our determination of the fair value of “Retained interests in loans securitized.” The significant factors susceptible to future change that have an impact on this estimate include default rates, net interest spreads, payment rates, liquidity and the ability to finance future receivables activity and overall economic conditions. As a result, the fair value of our “Retained interests in loans securitized” as of June 30, 2005 and December 31, 2004, could materially differ from these estimates.
Comprehensive Income
     During the three- and six-month periods ended June 30, 2005 and 2004, we did not have any other comprehensive income as defined by Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income.” As such, net income equals comprehensive income for all periods presented.

NOTE 2 — EARNINGS PER SHARE
     We calculate earnings per share in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6 Participating Securities and the two-class method under FASB Statement 128. This method requires net income to be reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security, to share in those current earnings assuming all earnings for the period are distributed. Our preferred stockholders have contractual participation rights on a converted basis that are equivalent to those of common stockholders. Therefore, we allocate undistributed earnings to preferred and common stockholders based on their respective ownership percentage, on a converted basis, as of the end of the period.
     The following table presents the computation of earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$32,503	$(70,326)	$60,084	$(28,716)
Convertible preferred stock dividends	11,838	10,830	23,415	21,421

Net income (loss) after preferred dividends	$20,665	$(81,156)	$36,669	$(50,137)

Convertible preferred stock dividends	$11,838	$10,830	$23,415	$21,421
Weighted average preferred shares	1,412	1,292	1,397	1,278

Distributed earnings per share — Preferred	$8.38	$8.38	$16.76	$16.76

Undistributed income (loss)	$20,665	$(81,156)	$36,669	$(50,137)
Preferred ownership on a converted basis	44%	44%	44%	44%

Preferred stockholders’ interest in undistributed income (1)	$9,093	$—	$16,134	$—

Weighted average preferred shares	1,412	1,292	1,397	1,278

Undistributed earnings per share — Preferred	$6.44	$—	$11.55	$—

Undistributed income (loss)	$20,665	$(81,156)	$36,669	$(50,137)
Common ownership	56%	56%	56%	56%

Common stockholders’ interest in undistributed income (loss) (1)	$11,572	$(81,156)	$20,535	$(50,137)

Weighted average common shares outstanding — Basic	58,295	57,924	58,221	57,857
Common share equivalents	750	—	760	—

Shares used to compute earnings per common share — Diluted	59,045	57,924	58,981	57,857

Total basic earnings (loss) per share — Common	0.20	(1.40)	0.35	(0.87)
Total diluted earnings (loss) per share — Common	0.20	(1.40)	0.35	(0.87)

(1)	Preferred stockholders do not participate in any undistributed losses with common stockholders

NOTE 3 — STOCK-BASED COMPENSATION PLANS
     We recognize expense for equity compensation instruments based on the difference, if any, between the quoted market price of the stock on the measurement date and the amount an employee must pay to acquire the stock. No expense has been recorded related to stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the measurement date. During the six months ended June 30, 2005 and June 30, 2004, we issued 569,400 and 857,700 restricted stock units to employees, respectively. The units vest over a one to eight year period if certain earnings targets are met, or in some cases, if a change of control occurs. If certain earnings targets are not met, the restricted stock units are cancelled. Upon vesting, each restricted stock unit converts to one share of common stock that is distributable to the employee. The fair value of the restricted stock units is expensed over the expected vesting period and included in “Employee compensation” on the consolidated statements of income and “Accrued expenses and other liabilities” on the consolidated balance sheets. We recognized approximately $2.0 million and $0.3 million in expense related to restricted stock units, net of related tax benefit, for the quarters ended June 30, 2005 and 2004, respectively, and approximately $3.0 million and $0.3 million in expense related to restricted stock units, net of related tax benefit, for the six-month periods ended June 30, 2005 and 2004, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share data)	2005	2004	2005	2004
Net income (loss)	$32,503	$(70,326)	60,084	$(28,716)
Add: Stock—based employee compensation expense included in reported net income (loss), net of related tax effects	2,057	293	3,012	304
Deduct: Annual stock—based employee compensation expense (benefit) determined based on the fair value for all awards, net of related tax effects	608	(3,417)	1,737	(4,883)

Pro forma net income (loss)	$33,952	$(66,616)	$61,359	$(23,529)

Earnings (loss) per share:
Basic—as reported	$0.20	$(1.40)	$0.35	$(0.87)

Basic—pro forma	$0.21	$(1.34)	$0.36	$(0.78)

Diluted—as reported	$0.20	$(1.40)	$0.35	$(0.87)

Diluted—pro forma	$0.21	$(1.34)	$0.36	$(0.78)

Weighted-average assumptions in option valuation:
Risk—free interest rates	3.7%	3.2%	3.7%	3.2%
Stock volatility factor	93.7%	129.1%	93.7%	129.1%
Expected life of options (in years)	2.7	2.7	2.7	2.7
     The above pro forma amounts may not be representative of the effects on net earnings for future periods.

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123 Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and its related implementation guidance. SFAS 123R was originally effective as of the beginning of the first interim or annual reporting period that began after June 15, 2005. On April 15, 2005, the SEC amended the date for compliance with SFAS 123R, so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with the guidance beginning with the interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The amendment results in a six month delay for required compliance from the original effective date of July 1, 2005. The Company intends to adopt the provisions of SFAS 123R effective January 1, 2006. The impact to compensation expense related to the equity instruments outstanding as of December 31, 2005, is not expected to be material. However, the final impact to compensation expense will be dependent on the number of equity instruments granted during any year, including their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.
NOTE 4 — AVAILABLE FOR SALE SECURITIES
     Our “Available for sale securities” portfolio consists solely of investments in AA/Aa2 or higher rated auction rate securities. Auction rate securities are term debt and/or equity securities earning income at a rate that is frequently reset to reflect current market conditions through an auction. The following table shows the fair value and cost of term debt and equity auction rate securities outstanding at June 30, 2005 and December 31, 2004, respectively. Equity securities available for sale are those auction rate securities with perpetual maturity dates.

	Fair Value and Cost of Available for Sale
	Securities Outstanding as of
	June 30,	December 31,
(In thousands)	2005	2004
Debt Securities
Legal Final Maturity Date Less than 1 year	$—	$10,000
1 year — 5 years	—	10,000
5 years — 10 years	—	—
Over 10 years	60,153	24,420

Total Debt Securities	60,153	44,420

Equity Securities	49,838	261,989

Total Available for Sale Securities	$109,991	$306,409

     Actual maturities of our available for sale debt securities will vary from their legal final maturity date because on each reset date, we buy and sell securities at par. As of June 30, 2005 and December 31, 2004, reset dates ranged from two to 31 days. At all times, we invest in securities with reset dates of 90 days or less. Due to the frequency with which the yields on these securities reset, cost approximates fair market value, and there is no resulting other comprehensive income.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES
     The activity in the allowance for loan losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance at beginning of period	$9,830	$18,945	$12,409	$45,492
Allowance related to assets re-acquired	—	—	—	1,945
Benefit for loan losses	(4,603)	(491)	(5,551)	(6,583)
Principal receivables charged-off	(2,472)	(4,250)	(5,283)	(26,921)
Recoveries	996	1,171	2,176	1,442

Net principal receivables charged-off	(1,476)	(3,079)	(3,107)	(25,479)

Balance at end of period	$3,751	$15,375	$3,751	$15,375

     “Credit card loans” greater than 30 days contractually past due for the periods ended June 30, 2005 and 2004, were $3.3 million and $9.3 million, respectively. On May 2, 2005, we sold approximately $52 million in credit card receivables from Direct Merchants Bank to MCI. MCI subsequently sold a majority of these loans to the Metris Master Trust. Included in principal receivables charged-off for the three- and six-month periods ended June 30, 2005, is the impact of these loans being sold. On April 30, 2004, we sold approximately $38 million of “Credit card loans” from Direct Merchants Bank, which had a carrying value of $27.7 million, to a third party. Proceeds from the sale were approximately $27.9 million. Included in principal receivables charged-off for the six-month period ended June 30, 2004, is the impact of these loans being sold.
NOTE 6 — RETAINED INTERESTS IN LOANS SECURITIZED
     The following table shows the fair value of the components of the “Retained interests in loans securitized” as of June 30, 2005 and December 31, 2004, respectively.

	June 30,	December, 31
	2005	2004
Contractual retained interests	$478,440	$537,945
Excess transferor’s interest	153,954	105,237
Interest-only strip receivable	102,105	82,672
Spread accounts receivable	34,685	58,281

Retained interests in loans securitized	$769,184	$784,135

     The significant assumptions used in estimating the fair value of “Retained interests in loans securitized” as of June 30, 2005 and December 31, 2004, are as follows:

	June 30,	December, 31
	2005	2004
Monthly principal payment rate	6.5%	5.9%
Annual Gross yield (1)	26.3%	25.9%
Annual interest expense and servicing fees	5.5%	5.0%
Annual gross principal default rate	17.4%	18.4%
Discount rate:
Contractual retained interests	15.0%	16.0%
Excess transferor’s interest	15.0%	16.0%
Interest-only strip receivable	30.0%	30.0%
Spread accounts receivable	15.0%	16.0%
Weighted average months to maturity	17.9	20.1
Weighted average enhancement level (2)	11.4%	12.1%
Gross receivables held in the Metris Master Trust, net of discount (3)	93.5%	92.3%

(1)	Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries. Gross yield for purposes of estimating fair value does not include cash flows from interchange income or cash advance fees.

(2)	Includes contractual retained interests and required minimum spread reserve deposits.

(3)	Represents the ratio of “Retained interests in loans securitized” plus the off-balance sheet receivables to gross receivables in the Metris Master Trust plus the gross spread accounts receivable.
     At June 30, 2005, the sensitivity of the current fair value of the “Retained interests in loans securitized” to immediate 10% and 20% adverse changes are as follows (in millions):

	Adverse Impact on Fair Value
	10% Adverse Change	20% Adverse Change
Annual discount rate	$16.3	$32.1
Monthly principal payment rate	4.5	9.3
Annual gross yield	84.4	177.7
Annual interest expense and servicing fees	28.4	55.7
Annual gross principal default rate	56.2	107.5
     As the sensitivity indicates, the value of the Company’s “Retained interests in loans securitized” on its consolidated balance sheets, as well as the potential impact to reported earnings, could differ significantly if different assumptions or conditions prevailed.
NOTE 7 — CONVERTIBLE PREFERRED STOCK
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
     So long as THL Partners or its affiliates own at least 25% of the originally issued preferred stock (or any shares of common stock issued upon conversion thereof), the holders of a majority of the shares of preferred stock are entitled to elect four of 11 directors on the MCI Board of Directors. So long as THL Partners or its affiliates own at least 10% but less than 25% of the originally issued preferred stock (or any shares of common stock issued upon conversion thereof), the holders of a majority of the shares of preferred stock are entitled to elect one director on the MCI Board of Directors. Preferred stockholders have the right to vote on general corporate matters with common stockholders on an as converted basis.

     Each share of preferred stock is convertible into 30 shares of common stock and, if converted before December 9, 2005, a premium amount guaranteeing dividends at the 9% rate through December 9, 2005. The preferred stockholders are able to convert at any time, and the preferred shares automatically convert into common shares after December 9, 2005, if the common stock trades at a share price of $21.33 or more for 20 consecutive days. As of June 30, 2005, the preferred stock was convertible into 45,053,541 common shares, or 43.5% of the outstanding common stock on a converted basis.
     Before December 9, 2008, all of the preferred stock may be redeemed by the Company paying 103% of the redemption price of $372.50 per share and any accrued dividends at the time of redemption, but only when (i) the common stock has traded at a share price of $21.33 or more for the most recent 20 consecutive trading days, and (ii) MCI has an unsecured corporate debt rating of at least Baa3 from Moody’s Investors Services, Inc. (“Moody’s”) and BBB- from Standard & Poor’s Rating Services (“S&P”). After December 9, 2008, we also have the option to redeem the preferred stock without restriction, and without a premium, at $372.50 per preferred share and any accrued dividends.
     If a Change in Control occurs, we have the right to offer redemption of the preferred stock for cash at 101% of the greater of (i) the as-converted value of the preferred stock in the Change in Control transaction, or (ii) $372.50 per share of preferred stock plus accrued and unpaid dividends payable at the rate of 9% per annum through December 9, 2005 (such greater amount referred to as the “Liquidation Preference”). THL Partners has the right, but is not obligated, to accept the offer of redemption of the preferred stock. If an offer of redemption is not made, a Change in Control Trigger Event occurs and, as a result, (i) additional shares of preferred stock are issued to the holders of preferred stock such that the total number of outstanding shares of preferred stock equal the Liquidation Preference divided by $372.50, (ii) the preferred stock dividend rate increases to 11.5% before December 9, 2008, and 15% thereafter, and are due quarterly in cash, and (iii) MCI becomes subject to limitations on indebtedness, the issuance of capital stock and cannot pay any dividends or make distributions of stock. If MCI fails to comply with any of the changes in terms, the dividend rate increases another 2% and THL Partners can require the Company to purchase the preferred stock at 101% of the Liquidation Preference.
NOTE 8 — SUBSEQUENT EVENTS
     On July 15, 2005, the Company made a $30 million prepayment on its Senior Notes due July 2006. In addition, the Company gave notice on July 13, 2005, of its intention to make an additional prepayment of $49.1 million, which is expected to be made on August 15, 2005. Following the August payment, all of the Company’s corporate debt will be eliminated.
     On July 12, 2005, the Company announced that it received a “Wells Notice” from the staff of the Midwest Regional Office of the SEC in connection with their investigation concerning the Company’s reporting and treatment of its allowance for loan losses for 2001, its valuation of “Retained interests in loans securitized” and other matters. That investigation was disclosed by the Company in August 2003.
     Under the SEC’s procedures, a Wells Notice indicates that the staff intends to recommend that the Commission bring a civil injunctive action against the recipient for possible violations of federal securities law. Recipients of Wells Notices have the opportunity to respond to the SEC staff before the staff makes its formal recommendation on whether any action should be brought by the SEC. On August 2, 2005, the Company filed its responsive Wells submission with the Midwest Regional Office of the SEC. In addition to the Company, our current and former chief executive officers and our current controller received similar Wells Notices regarding this matter.
      In a Current Report on Form 8-K filed with the SEC on August 4, 2005, the Company announced that it reached a definitive agreement with HSBC Finance Corporation (“HSBC Finance”) for HSBC Finance to acquire Metris in an all-cash transaction. Upon completion of the transaction, Metris will become a wholly-owned subsidiary of HSBC Finance. Under terms of the merger agreement, Metris common stockholders will be entitled to receive $15.00 for each share of Metris common stock if the transaction closes on or before December 9, 2005. After December 9, 2005, the price per common share to the common stockholders will decrease by an amount based on the pay-in-kind dividends that accumulate on Metris’ Series C Preferred Stock in accordance with its terms. The transaction is expected to close in the fourth quarter of 2005. The Board of Directors of Metris has unanimously approved the transaction, as has the Board of Directors of HSBC Finance. As part of the total consideration, the convertible preferred stock held by Thomas H. Lee Partners, L.P. will receive, in accordance with its terms, approximately $682.6 million if the transaction closes on or before December 9, 2005. Thereafter, the amount payable on the convertible preferred stock will be increased based on the pay-in-kind dividends that accrue on such stock in accordance with its terms. The holders of the convertible preferred stock have given an irrevocable proxy to HSBC Finance to vote in favor of the transaction. Those shares represent approximately 44% of the voting rights of Metris stockholders. Total consideration payable to common stockholders, on or before December 9, 2005, is approximately $911.1 million. The acquisition is subject to certain conditions, including resolution of the potential civil injunctive action of the SEC against Metris as disclosed by the Company on July 12, 2005, approval by the stockholders of Metris, and various regulatory consents.
NOTE 9 — SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS
     The Senior Notes due 2006 are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc., magnUS Services, Inc., Metris Card Services, LLC and Metris Credit Card Services, Inc. (the “Guarantors”). Any subsidiaries we form in the future may provide a guarantee of this indebtedness. The guarantee is an unsecured obligation of the Guarantors and ranks equally with all existing and future unsubordinated indebtedness. We also have various indirect subsidiaries, which do not guarantee MCI’s debt. We have prepared condensed consolidating financial statements, which detail the Guarantor subsidiaries and the non-guarantor subsidiaries for purposes of complying with SEC reporting requirements. Separate financial statements of the Guarantor subsidiaries and the non-guarantor subsidiaries are not presented because we have determined that the subsidiaries’ financial information would not be material to investors. As discussed in Note 8, the Company has given notice of its intention to pay, in full, its Senior Notes in August 2005. Following the August payment, the Company’s corporate debt will be eliminated.

METRIS COMPANIES INC.
Supplemental Consolidating Balance Sheets
June 30, 2005
(In thousands) (Unaudited)

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and due from banks	$(2,282)	$(3)	$25,772	$—	$23,487
Federal funds sold	—	—	27,395	—	27,395
Short-term investments	1,460	—	124,623	—	126,083

Cash and cash equivalents	(822)	(3)	177,790	—	176,965
Available for sale securities	61,153	—	48,838	—	109,991
Liquidity reserve deposit	—	—	70,044	—	70,044
Net credit card loans	592	—	2,162	—	2,754
Retained interests in loans securitized	1,362	—	767,822	—	769,184
Property and equipment, net	—	22,936	—	—	22,936
Other receivables due from credit card securitizations, net	3	—	66,844	—	66,847
Other assets	18,050	26,144	33,058	(29,907)	47,345
Investments in subsidiaries	1,225,908	1,049,685	802	(2,276,395)	—

Total assets	$1,306,246	$1,098,762	$1,167,360	$(2,306,302)	$1,266,066

Liabilities
Debt	$286,517	$(211,366)	$46,475	$(43,000)	$78,626
Accounts payable	546	26,162	22,306	(14,566)	34,448
Accrued expenses and other liabilities	9,019	14,176	88,954	30,679	142,828

Total liabilities	296,082	(171,028)	157,735	(26,887)	255,902

Total stockholders’ equity	1,010,164	1,269,790	1,009,625	(2,279,415)	1,010,164

Total liabilities and stockholders’ equity	$1,306,246	$1,098,762	$1,167,360	$(2,306,302)	$1,266,066

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

METRIS COMPANIES INC.
Supplemental Consolidating Statements of Income
Three Months Ended June 30, 2005
(In thousands) (Unaudited)

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Securitization income	$3,003	$—	$115,658	$23,980	$142,641
Servicing income on securitized receivables	(64)	—	28,337	—	28,273
Credit card loan and other interest income	225	—	2,986	—	3,211
Credit card loan fees, interchange and other income	(125)	28,569	24,715	(51,239)	1,920
Enhancement services income	—	15	2,958	(12)	2,961
Intercompany allocations	67	37,599	876	(38,542)	—

Total revenues	3,106	66,183	175,530	(65,813)	179,006

Expenses
Interest	6,490	(2,043)	73	—	4,520
Benefit for loan losses	(290)	—	(4,313)	—	(4,603)
Marketing	—	30,891	28,649	(25,616)	33,924
Employee compensation	—	37,346	740	—	38,086
Data processing services and communications	79	(10,143)	24,700	(2,804)	11,832
Credit protection claims	—	—	4,030	—	4,030
Occupancy and equipment	—	4,761	—	—	4,761
Other	18,970	13,010	4,895	(427)	36,448
Intercompany allocations	58	10,755	27,729	(38,542)	—

Total expenses	25,307	84,577	86,503	(67,389)	128,998

(Loss) income before income taxes	(22,201)	(18,394)	89,027	1,576	50,008
Income tax (benefit) expense	(7,764)	(7,372)	32,092	549	17,505
Equity in income of subsidiaries	46,940	56,935	—	(103,875)	—

Net income	$32,503	$45,913	$56,935	$(102,848)	$32,503

METRIS COMPANIES INC.
Supplemental Consolidating Statements of Income
Three Months Ended June 30, 2004
(In thousands) (Unaudited)

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Securitization expense	$(1,036)	$—	$(24,012)	$705	$(24,343)
Servicing income on securitized receivables	—	—	33,847	—	33,847
Credit card loan and other interest income	284	—	4,726	—	5,010
Credit card loan fees, interchange and other income	1,222	19,252	4,048	(19,258)	5,264
Enhancement services income	—	27	6,955	(6)	6,976
Intercompany allocations	(166)	37,915	643	(38,392)	—

Total revenues	304	57,194	26,207	(56,951)	26,754

Expenses
Interest	18,606	(2,983)	3,091	—	18,714
Provision (benefit) for loan losses	29	(2)	(518)	—	(491)
Marketing	—	12,951	19,061	(16,286)	15,726
Employee compensation	—	36,721	(998)	—	35,723
Data processing services and communications	—	(12,705)	29,470	(2,988)	13,777
Credit protection claims	—	—	5,036	—	5,036
Occupancy and equipment	—	—	5,984	—	5,984
Other	4,856	22,206	1,988	(315)	28,735
Intercompany allocations	37	9,058	29,297	(38,392)	—

Total expenses	23,528	65,246	92,411	(57,981)	123,204

Loss before income taxes	(23,224)	(8,052)	(66,204)	1,030	(96,450)
Income tax expense (benefit)	377	(14,055)	(12,213)	(233)	(26,124)
Equity in loss of subsidiaries	(46,725)	(53,991)	—	100,716	—

Net loss	$(70,326)	$(47,988)	$(53,991)	$101,979	$(70,326)

METRIS COMPANIES INC.
Supplemental Consolidating Statements of Income
Six Months Ended June 30, 2005
(In thousands) (Unaudited)

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Securitization income	$5,958	$—	$196,984	$47,755	$250,697
Servicing income on securitized receivables	(124)	—	57,817	—	57,693
Credit card loan and other interest income	574	—	7,585	—	8,159
Credit card loan fees, interchange and other income	(12)	56,998	51,572	(103,858)	4,700
Enhancement services income	—	86	6,371	(31)	6,426
Gain on sale of membership and warranty business	—	—	1,800	—	1,800
Intercompany allocations	143	74,583	2,123	(76,849)	—

Total revenues	6,539	131,667	324,252	(132,983)	329,475

Expenses
Interest	19,018	(4,141)	1,024	—	15,901
Benefit for loan losses	(228)	—	(5,323)	—	(5,551)
Marketing	—	47,945	56,113	(50,987)	53,071
Employee compensation	—	72,617	1,978	—	74,595
Data processing services and communications	90	(21,355)	50,782	(5,685)	23,832
Credit protection claims	—	—	9,443	—	9,443
Occupancy and equipment	—	9,653	1	—	9,654
Other	20,909	25,148	10,905	(755)	56,207
Intercompany allocations	98	21,533	55,218	(76,849)	—

Total expenses	39,887	151,400	180,141	(134,276)	237,152

(Loss) income before income taxes	(33,348)	(19,733)	144,111	1,293	92,323
Income tax (benefit) expense	(11,645)	(8,850)	52,282	452	32,239
Equity in income of subsidiaries	81,787	91,829	—	(173,616)	—

Net income	$60,084	$80,946	$91,829	$(172,775)	$60,084

METRIS COMPANIES INC.
Supplemental Consolidating Statements of Income
Six Months Ended June 30, 2004
(In thousands) (Unaudited)

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Securitization (expense) income	$(1,079)	$—	$94,338	$1,383	$94,642
Servicing income on securitized receivables	—	—	70,084	—	70,084
Credit card loan and other interest income	407	—	9,709	—	10,116
Credit card loan fees, interchange and other income	2,449	34,115	13,165	(33,649)	16,080
Enhancement services income	—	141	14,333	(18)	14,456
Intercompany allocations	149	78,810	1,395	(80,354)	—

Total revenues	1,926	113,066	203,024	(112,638)	205,378

Expenses
Interest	32,561	(5,561)	5,645	—	32,645
Benefit for loan losses	(1,288)	(1)	(5,294)	—	(6,583)
Marketing	—	24,262	34,873	(27,477)	31,658
Employee compensation	—	75,763	(1,095)	—	74,668
Data processing services and communications	5	(28,443)	64,897	(6,210)	30,249
Credit protection claims	—	—	11,384	—	11,384
Occupancy and equipment	—	—	12,385	—	12,385
Other	5,368	44,076	2,684	(1,018)	51,110
Intercompany allocations	68	20,471	59,815	(80,354)	—

Total expenses	36,714	130,567	185,294	(115,059)	237,516

(Loss) income before income taxes	(34,788)	(17,501)	17,730	2,421	(32,138)
Income tax (benefit) expense	(3,705)	(18,912)	18,937	258	(3,422)
Equity in income (loss) of subsidiaries	2,367	(1,207)	—	(1,160)	—

Net (loss) income	$(28,716)	$204	$(1,207)	$1,003	$(28,716)

METRIS COMPANIES INC.
Supplemental Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2005
(In thousands) (Unaudited)

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$96,955	$921	$59,649	$(81,784)	$75,741

Investing Activities:
Proceeds from sales of available for sale securities	362,800	—	903,526	—	1,266,326
Purchases of available for sale securities	(373,953)	—	(695,955)	—	(1,069,908)
Net loans collected	8,336	—	601,898	—	610,234
Net repayments of securitized loans	—	—	(497,402)	—	(497,402)
Net additions to property and equipment	—	(3,374)	—	—	(3,374)
Investment in subsidiaries	76,214	60,337	(20)	(136,531)	—

Net cash provided by investing activities	73,397	56,963	312,047	(136,531)	305,876

Financing Activities:
Net (decrease) increase in debt	(176,650)	2,627	(121,860)	—	(295,883)
Proceeds from issuance of common stock	513	—	—	—	513
Capital contributions	—	(60,336)	(157,979)	218,315	—

Net cash used in financing activities	(176,137)	(57,709)	(279,839)	218,315	(295,370)

Net (decrease) increase in cash and cash equivalents	(5,785)	175	91,857	—	86,247
Cash and cash equivalents at beginning of period	4,963	(178)	85,933	—	90,718

Cash and cash equivalents at end of period	$(822)	$(3)	$177,790	$—	$176,965

METRIS COMPANIES INC.
Supplemental Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2004
(In thousands) (Unaudited)

	Metris	Guarantor	Non-Guarantor
	Companies Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash (used in) provided by operating activities	$(53,268)	$(423,868)	$616,270	$9,829	$148,963

Investing Activities:
Proceeds from sales of available for sale securities	126,027	—	1,080,804	—	1,206,831
Purchases of available for sale securities	(186,030)	—	(1,207,533)	—	(1,393,563)
Net loans collected	9,446	—	394,047	4,634	408,127
Net repayments of securitized loans	—	—	(420,000)	—	(420,000)
Net disposals of property and equipment	—	2,068	4	—	2,072
Investment in subsidiaries	36,897	410,250	(423,255)	(23,892)	—

Net cash (used in) provided by investing activities	(13,660)	412,318	(575,933)	(19,258)	(196,533)

Financing Activities:
Net increase in debt	81,250	—	—	—	81,250
Proceeds from issuance of common stock	2,332	—	—	—	2,332
Capital contributions	—	11,006	(20,435)	9,429	—

Net cash provided by (used in) financing activities	83,582	11,006	(20,435)	9,429	83,582

Net increase (decrease) in cash and cash equivalents	16,654	(544)	19,902	—	36,012
Cash and cash equivalents at beginning of period	(1,081)	3,034	176,532	—	178,485

Cash and cash equivalents at end of period	$15,573	$2,490	$196,434	$—	$214,497

ITEM 2.
METRIS COMPANIES INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. (“MCI”) and its subsidiaries. MCI’s principal subsidiaries are Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank” or “Bank”), Metris Direct, Inc. and Metris Receivables, Inc. (“MRI”). MCI and its subsidiaries, as applicable, may be referred to as “we,” “us,” “our” or the “Company.” You should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 11, 2005, for a full understanding of our financial condition and results of operations. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto for the period ended June 30, 2005, included herein.
     MCI was incorporated in Delaware on August 20, 1996, and completed an initial public offering in October 1996. MCI and its subsidiaries provide financial products and services to middle market consumers throughout the United States. Our financial products and services are primarily unsecured consumer credit cards, including the Direct Merchants Bank MasterCard® and Visa® credit cards. We also offer co-branded credit cards through partnerships with other companies. Our credit cards generate consumer loans through Direct Merchants Bank. These loans in turn generate income and cash flow from principal, interest and fee payments. The sales of our other consumer financial products, such as credit protection products, generate additional cash flow. Our earnings may fluctuate based on several factors, including securitization activity. When securitization transactions occur, we currently incur “Loss on new securitizations to the Metris Master Trust” and increased transaction costs.
     Our business results have strengthened over the last two years resulting in the improved level of net income and earnings per share posted in the three- and six-month periods ended June 30, 2005. We believe this improvement has resulted from improved credit quality due to several factors. These include the operating strategies with which we manage our portfolio, significantly enhanced collection efforts and improvements in the economy. The average excess spread in the Metris Master Trust for the quarter ended June 30, 2005, was 6.83%, compared to 6.47% reported for the previous quarter, and 3.83% reported for the second quarter of 2004. The increase in the excess spread has been driven primarily by improvements in the overall credit quality of the portfolio. As of June 30, 2005, the first-cycle delinquency rate in the Metris Master Trust was 4.3%, compared to 4.4% as of December 31, 2004, and 4.8% as of June 30, 2004. The two-cycle plus delinquency rate in the Metris Master Trust decreased to 7.7% as of June 30, 2005, compared to 9.2% as of December 31, 2004, and 9.5% as of June 30, 2004. The average principal default rate in the Metris Master Trust was 15.5% for the quarter ended June 30, 2005, compared to 17.1% in the prior quarter and 19.2% for the comparable period in 2004. Principal payment rates in the Metris Master Trust were 6.5% for the quarter ended June 30, 2005, compared to 6.0% for the prior quarter and 5.9% for the quarter ended June 30, 2004. Gross yield improved 124-basis-points to 27.99% for the quarter ended June 30, 2005 from 26.75% for the quarter ended June 30, 2004. While we anticipate overall long-term improvement in the performance of the Metris Master Trust, we do expect monthly and quarterly fluctuations in both excess spread and delinquencies resulting from several factors, including seasonal trends.
     The one-month London Interbank Offered Rate (“LIBOR”), the index which primarily drives our cost of funds, increased to 3.34% as of June 30, 2005, from 2.40% at December 31, 2004. This increase, and potential future increases, will result in a higher cost of funds on securities issued out of the Metris Master Trust, which is partially offset by higher yields on our credit card portfolio. We believe that impacts to our financial statements that result from increases in interest rates may be mitigated by a variety of management strategies, including, but not limited to, interest rate caps, portfolio re-pricing or the issuance of fixed rate debt. For further information on the impact to us resulting from changes in interest rates, refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk on pages 43-44 of this Report.

     In January 2003, the Federal Financial Institutions Examination Council (“FFIEC”) issued guidance with respect to various account management practices for financial institutions engaged in credit card lending. The guidance provides requirements for certain operational and accounting policies, including requirements for credit card lenders to ensure cardholder balances amortize over time. The guidance is designed to bring consistency in practice among credit card lenders. We are in compliance with most aspects of the FFIEC guidance and have been moving ahead with a multi-phased approach to address the receivable amortization aspects of that guidance. Full implementation should occur by year-end 2005, at which time our portfolio will be operating under minimum payment terms that should satisfy the amortization timeframes set forth by our regulators. We will deploy various strategies intended to minimize the increased delinquency that otherwise may result from our changes in contractual terms for our cardholders. These strategies will include limiting fee billings, modifying minimum payment requirements, and / or reducing customers’ interest rates. Such changes will have a significant impact on billed revenues, but a smaller impact on cash collected. This impact on cash collected will be reflected in our interest-only revenues. Furthermore, other credit card companies will be implementing similar changes to their customer accounts. The actions of other credit card companies, combined with our changes, create additional uncertainty regarding future levels of delinquencies and charge-offs. We do not anticipate any significant impact to 2005 excess spread. However, we believe the changes will negatively impact the trend we otherwise would have seen in Metris Master Trust excess spread in 2006 and subsequent years. The impact of fully adopting this guidance on our customers and the performance of our portfolio will not occur until 2006.
     The improvements in our cash flow and lower capital requirements at Direct Merchants Bank have allowed us to pay down corporate debt in the first half of 2005. In April 2005, the Modified Operating Agreement entered into by MCI, Direct Merchants Bank and the Office of the Comptroller of the Currency (“OCC”) was amended to reduce the minimum amount of capital required to be held by Direct Merchants Bank from $213 million to $100 million. As a result of the change to the Bank’s minimum capital requirements, the OCC approved a permanent capital reduction at the Bank of $130 million concurrent with the transfer of all eligible credit card receivables from the Company to the Metris Master Trust, which occurred in May 2005. The Company used proceeds from the permanent capital reduction and existing “Short-term investments” to make optional prepayments totaling $225 million on its senior secured credit agreement due May 2007, resulting in approximately $18.0 million in costs and charges. As a result of the cumulative prepayments, MCI paid off, in full, its remaining obligations owed under its $300 million senior secured credit agreement, effectively terminating the credit agreement.
     During May 2005, the Company made three optional prepayments totaling $21.0 million on its unsecured 10.125% Senior Notes due July 2006. Subsequent to June 30, 2005, the Company made an additional optional prepayment of $30.0 million on its Senior Notes, and announced its intention to pay the final $49.1 million remaining on its Senior Notes in August 2005, following the required notification period. Following the August payment, the Company will have eliminated all of its corporate debt.
     The continued improvements in our business results have allowed us to invest more heavily in new marketing programs. During the quarter ended June 30, 2005, we generated approximately 165,000 new credit card accounts, compared to 96,000 new accounts for the same period in 2004. For the six-month period ended June 30, 2005, we generated approximately 328,000 new credit card accounts compared to 154,000 new accounts for the comparable prior year period. Our new credit card account growth remains focused on our traditional target market, the middle-market consumer. We are comfortable increasing our new credit card account originations due to the continued strong results we are experiencing in our 2004 and 2003 vintages, our improved liquidity position and the improved performance of the Metris Master Trust. We have also experienced an improvement in delinquencies in comparing our 2004 and 2003 vintages to our 2002 vintages at the same point in time. Credit card account originations in 2005 continue to reflect the discipline exhibited in our 2003 and 2004 originations and we expect these improved results to create a more reliable, predictable and long-term receivables base.
     During the quarter ended June 30, 2005, we experienced a decrease in our response rates. Published data suggests that April 2005 response rates were at a historical low for the industry. Although our second quarter response rates were lower than the first quarter of 2005, we believe we are well positioned to handle this industry-wide trend and remain satisfied with the quality of the new credit card accounts that we are adding. We will continue to leverage our credit card account origination strategies, continue our efforts to penetrate the Hispanic customer segment and continue our partnership and third-party marketing efforts and test additional products, channels and incremental prospects. During the second quarter of 2005, we made significant progress in our efforts to increase our partnership marketing efforts by signing two new significant partnership agreements, one with a retailer, and extending our relationships with existing partners.

     On July 12, 2005, the Company announced that it received a “Wells Notice” from the staff of the Midwest Regional Office of the SEC in connection with their investigation concerning the Company’s reporting and treatment of its allowance for loan losses for 2001, its valuation of “Retained interests in loans securitized” and other matters. That investigation was disclosed by the Company in August 2003.
     Under the SEC’s procedures, a Wells Notice indicates that the staff intends to recommend that the Commission bring a civil injunctive action against the recipient for possible violations of federal securities law. Recipients of Wells Notices have the opportunity to respond to the SEC staff before the staff makes its formal recommendation on whether any action should be brought by the SEC. On August 2, 2005, the Company filed its responsive Wells submission with the Midwest Regional Office of the SEC. In addition to the Company, our current and former chief executive officers and our current controller received similar Wells Notices regarding this matter.
      In a Current Report on Form 8-K filed with the SEC on August 4, 2005, the Company announced that it reached a definitive agreement with HSBC Finance Corporation (“HSBC Finance”) for HSBC Finance to acquire Metris in an all-cash transaction. Upon completion of the transaction, Metris will become a wholly-owned subsidiary of HSBC Finance. Under terms of the merger agreement, Metris common stockholders will be entitled to receive $15.00 for each share of Metris common stock if the transaction closes on or before December 9, 2005. After December 9, 2005, the price per common share to the common stockholders will decrease by an amount based on the pay-in-kind dividends that accumulate on Metris’ Series C Preferred Stock in accordance with its terms. The transaction is expected to close in the fourth quarter of 2005. The Board of Directors of Metris has unanimously approved the transaction, as has the Board of Directors of HSBC Finance. As part of the total consideration, the convertible preferred stock held by Thomas H. Lee Partners, L.P. will receive, in accordance with its terms, approximately $682.6 million if the transaction closes on or before December 9, 2005. Thereafter, the amount payable on the convertible preferred stock will be increased based on the pay-in-kind dividends that accrue on such stock in accordance with its terms. The holders of the convertible preferred stock have given an irrevocable proxy to HSBC Finance to vote in favor of the transaction. Those shares represent approximately 44% of the voting rights of Metris stockholders. Total consideration payable to common stockholders, on or before December 9, 2005, is approximately $911.1 million. The acquisition is subject to certain conditions, including resolution of the potential civil injunctive action of the SEC against Metris as disclosed by the Company on July 12, 2005, approval by the stockholders of Metris, and various regulatory consents.
Critical Accounting Estimates
     The Company’s most critical accounting estimate is the valuation of our “Retained interests in loans securitized” on our consolidated balance sheets. This valuation is associated with our securitization transactions and includes contractual retained interests, excess transferor’s interest, interest-only strip receivable and spread accounts receivable. We determine the fair value of each component of the “Retained interests in loans securitized” at the time a securitization transaction or replenishment sale is completed, using a discounted cash flow valuation model, and on a quarterly basis thereafter. Increases to the fair value of each of the assets related to discount accretion are recorded in “Discount accretion.” Any other changes in the fair value are recorded in the “Change in fair value of retained interests in loans securitized.”
     The discounted cash flow valuation is limited to the receivables that exist and have been sold to the Metris Master Trust. Therefore, the model assumes the current principal receivable balance as of the balance sheet date amortizes with no new sales, interchange fees or cash advances. The future cash flows are modeled in accordance with the Metris Master Trust’s debt series’ legal documents and are applied to all series on a pro-rata basis. The valuation model assumes that we repurchase the outstanding principal receivables within each series at face value according to the clean-up call provisions contained in the respective security series’ legal documents.
     The contractual retained interests represent subordinated securities held by us. There is no stated interest or coupon rate associated with these securities and they are not rated. They are subordinate to all other securities and, accordingly, are repaid last. Their fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets and the expected timing of repayment based on the scheduled maturity date for the underlying securitization. If these securities are recoverable based on the Metris Master Trust forecasts, cash flows related to the entire subordinated principal balance are used in determining their fair value.
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
     The interest-only strip receivable represents the contractual right to receive excess spread cash flows (portfolio collections, less principal charge-offs, financing costs and servicing costs) from customer receivables over the estimated life of the amortizing receivables. The fair value is determined by discounting the expected future cash flows using a discount rate commensurate with the risks of the underlying assets based on the expected timing of cash flows in the retained interests valuation model. Within the model, future excess spread cash flows are first applied to meet spread accounts receivable requirements in accordance with the relevant Metris Master Trust debt series’ legal documents. When the spread accounts receivable requirements are met, cash is returned to us and is valued as the interest-only strip receivable. We determine upper and lower valuation limits of the interest-only strip receivable based on historical and forecasted excess spreads, excluding interchange and cash advance fee collections. We then determine the best estimate within the range, weighted heavily toward the low end of the range.

     At least quarterly, we adjust our valuation of the “Retained interests in loans securitized” to reflect changes in the amount and expected timing of future cash flows. The significant factors that affect the timing and amount of cash flows relate to collateral assumptions, which include payment rate, default rate, gross yield and discount rate. These values can, and will, vary as a result of changes in the amount and timing of the cash flows and the underlying economic assumptions. The discount rates used to estimate the fair value of the “Retained interests in loans securitized” are commensurate with the risk associated with the underlying expected future cash flows. Indicators of the level of risk inherent in the portfolio include delinquency and loss rates and expectations surrounding interest rates. Other factors that would impact the risk assessment include changes to our corporate capital structure, corporate debt ratings or securitization enhancement levels. Changes in expectations as to the level of risk related to future cash flows may result in changes to the discount rate assumptions.
Results of Operations
Three Months Ended June 30, 2005 and 2004
     Net income for the quarter ended June 30, 2005, was $32.5 million, a $102.8 million increase from a net loss of $70.3 million for the quarter ended June 30, 2004.
     “Securitization income” was $142.6 million for the quarter ended June 30, 2005, compared to a loss of $24.3 million for the comparable period in 2004. The following table details “Securitization income” for the quarters ended June 30, 2005 and 2004, respectively.
Table 1: Analysis of Securitization Income (Expense)
(In thousands)

	Three Months Ended
	June 30,
	2005		2004
Loss on new securitizations of receivables to the Metris Master Trust:
Defeasance of maturing ABS series into conduit	$—		$(78,008	)(2)
New term ABS transactions	(13,046	) (1)	(12,632	) (3)

	(13,046)		(90,640)

Loss on replenishment of receivables to the Metris Master Trust	(11,129)		(25,454)
Discount accretion	60,503		61,570
Interest-only revenue:
Gross yield(4)	390,961		441,130
Principal defaults	(219,105)		(324,723)
Interest expense and servicing fees	(75,353)		(61,270)

	96,503		55,137

Change in fair value of retained interests in loans securitized	15,696		20,718
Transaction and other costs	(5,886)		(45,674)

Securitization income (expense)	$142,641		$(24,343)

(1)	Loss represents $89 million retained bond (14.0% required subordination, including the issuance of BB bonds) discounted at 15% for 23 months, partially offset by the present value of future assumed excess spread discounted at 30%.

(2)	Loss represents discount on a $250 million retained bond (18.5% required subordination) at 16% for 24 months and a $47 million spread account floor discounted at 15.25% for 24 months, partially offset by the present value of future assumed excess spread discounted at 30%.

(3)	Loss represents discount on $27 million retained bond (12% required subordination) discounted at 16% for 36 months and a $7 million spread account floor discounted at 15.25% for 36 months, partially offset by the present value of future assumed excess spread discounted at 30%.

(4)	Includes cash flows from finance charges, late, overlimit, debt waiver and cash advance fees, bad debt recoveries and interchange income.

     “Loss on new securitizations of receivables to the Metris Master Trust” was $13.0 million for the quarter ended June 30, 2005, a decrease of $77.6 million or 85.7% from $90.6 million for the quarter ended June 30, 2004. The improvement was primarily due to lower volume of new securitizations, lower average months to maturity, lower enhancement levels and higher excess spread assumptions used in calculating the loss on new securitization due to improved performance in the Metris Master Trust.
     “Loss on replenishment of receivables to the Metris Master Trust” was $11.1 million for the quarter ended June 30, 2005, a decrease of $14.4 million or 56.5 % from $25.5 million for the quarter ended June 30, 2004. The improvement was primarily due to higher excess spread assumptions used in calculating the loss on replenishment due to improved performance in the Metris Master Trust.
     “Interest-only revenue” was $96.5 million for the quarter ended June 30, 2005, a $41.4 million or 75.1% increase from $55.1 million for the quarter ended June 30, 2004. The increase was primarily due to a 300-basis-point increase in the three month average excess spread in the Metris Master Trust, partially offset by a $1.1 billion reduction in average principal receivables held by the Metris Master Trust between the two periods.
     “Change in fair value of retained interests in loans securitized” was $15.7 million for the quarter ended June 30, 2005, a $5.0 million or 24.2% decrease from $20.7 million for the quarter ended June 30, 2004. The decrease was primarily due to a $26.2 million decrease related to the reduction in conduit borrowings and receivable attrition between the two periods. This decrease was partially offset by a $19.8 million increase due to the release of restricted cash resulting from improved Metris Master Trust performance.
     “Transaction and other costs” were $5.9 million for the quarter ended June 30, 2005, a $39.8 million or 87.1% decrease from $45.7 million for the quarter ended June 30, 2004. The decrease is primarily due to fees incurred in 2004 related to establishing a two-year financing conduit and commitment fees to insure future asset-backed transactions.
     “Servicing income on securitized receivables” was $28.3 million for the quarter ended June 30, 2005, a $5.5 million or 16.3% decrease from $33.8 million for the quarter ended June 30, 2004. This decrease reflects a $1.1 billion reduction in average principal receivables held by the Metris Master Trust between the two periods.
     “Credit card loan and other interest income” and “Credit card loan fees, interchange and other income,” totaled $5.1 million for the quarter ended June 30, 2005, a $5.2 million or 50.5% decrease from $10.3 million for the quarter ended June 30, 2004. This cumulative decrease resulted primarily from the $55.3 million reduction in average owned credit card loans between the two periods.
     “Enhancement services income” was $3.0 million for the quarter ended June 30, 2005, a $4.0 million or 57.1% decrease from $7.0 million for the quarter ended June 30, 2004. The decrease resulted primarily from a declining number of memberships resulting from a declining portfolio.
     “Interest” expense was $4.5 million for the quarter ended June 30, 2005, a $14.2 million or 75.9% decrease from $18.7 million for the quarter ended June 30, 2004. This decrease resulted primarily from the $50.0 million prepayment on our Senior Notes due 2006 during January 2005, and the cumulative $300.0 million in prepayments on our Term Loan due May 2007 subsequent to the quarter ended June 30, 2004.
     “Marketing” expenses were $33.9 million for the quarter ended June 30, 2005, a $18.2 million or 115.9% increase from $15.7 million for the quarter ended June 30, 2004. The increase resulted from an increase in new accounts for the three months ended June 30, 2005 over the comparable prior year period. We generated approximately 165,000 new accounts for the three-month period ended June 30, 2005 compared to approximately 96,000 new accounts for the three-month period ended June 30, 2004. This increase was also attributed to an increase in partnership marketing expenditures during the quarter that resulted from signing two new significant partnership agreements, an increase in overall account marketing to offset a decline in customer response rates consistent with current trends in the industry and campaign expense timing.
     “Employee compensation” was $38.1 million for the quarter ended June 30, 2005, a $2.4 million or 6.7% increase from $35.7 million for the quarter ended June 30, 2004. This increase resulted from an increase in performance based compensation, partially offset by a reduction in the number of employees required to service fewer average gross active accounts.
     “Other” expenses were $36.4 million for the quarter ended June 30, 2005, a $7.7 million or 26.8% increase from $28.7 million for the quarter ended June 30, 2004. The following table illustrates the components of “Other” expenses for the quarters ended June 30, 2005 and 2004, respectively.

Table 2: Other Expenses
(in thousands)

	Three Months Ended
	June 30,
	2005	2004
MasterCard® / Visa® assessment and fees	$2,051	$1,547
Credit card fraud losses	455	433
Legal fees	2,058	1,929
Collection and risk management	2,889	3,173
Other professional fees	4,550	4,006
Purchased portfolio premium amortization	1,458	2,105
Asset impairment, lease write-offs and severance	(11)	1,791
Debt prepayment expenses	18,252	4,879
General and administrative expenses and other	4,746	8,872

Total other expenses	$36,448	$28,735

     Included in debt prepayment expenses for the three months ended June 30, 2005 is approximately $18 million related to prepayments on our Term Loan due May 2007. The remaining debt prepayment expenses for the three-month period related to prepayments on our Senior Notes due July 2006. Included in debt prepayment expenses for the three months ended June 30, 2004, are $4.5 million in costs related to the prepayment of our $125 million senior secured credit agreement due June 2004. The remainder of the debt prepayment costs for the three months ended June 30, 2004 related to the prepayment of our $100 million 10% Senior Notes due November 2004.
     The decrease in general and administrative expenses and other for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, resulted primarily from a $2.0 million reduction in expenses related to technology licensing fees, a $0.6 million reduction in insurance costs and a $0.6 million reduction in claims expense associated with our declining enhancement services business.
Six Months Ended June 30, 2005 and 2004
     Net income for the six months ended June 30, 2005, was $60.1 million, an $88.8 million increase from a net loss of $28.7 million for the six months ended June 30, 2004.
     “Securitization income” was $250.7 million for the six-month period ended June 30, 2005, compared to $94.6 million for the comparable period in 2004. The following table details “Securitization income” for the six-month periods ended June 30, 2005 and 2004, respectively.

Table 3: Analysis of Securitization Income
(in thousands)

	Six Months Ended
	June 30,
	2005		2004
Loss on new securitizations of receivables to the Metris Master Trust:
Defeasance of maturing ABS series into conduit	(34,525	)(1)	$(78,008	)(4)
Amortizing term series financing	—		(1,246	)(5)
New term ABS transactions	(13,046	)(2)	(12,632	)(6)
Issuance of BB bonds	5,364	(3)	—

	(42,207)		(91,886)

Loss on replenishment of receivables to the Metris Master Trust	(22,626)		(49,381)
Discount accretion	121,832		121,540
Interest-only revenue:
Gross yield(7)	805,366		927,921
Principal defaults	(468,676)		(672,813)
Interest expense and servicing fees	(151,302)		(125,039)

	185,388		130,069

Change in fair value of retained interests in loans securitized	20,808		68,683
Transaction and other costs	(12,498)		(84,383)

Securitization income	$250,697		$94,642

(1)	Loss represents $204 million retained bond (18.5% required subordination) discounted at 16% for 15 months and a $33 million spread account floor discounted at 16% for 15 months, partially offset by the present value of future assumed excess spread discounted at 30%.

(2)	Loss represents $89 million retained bond (14.0% required subordination, including the issuance of BB bonds) discounted at 15% for 23 months, partially offset by the present value of future assumed excess spread discounted at 30%.

(3)	Gain represents the reversal of the remaining discount (16% over 21 months) on a $53 million retained bond, partially offset by a $7 million interest reserve account discounted at 16% for 21 months and increased interest expense on $53 million of BB bonds discounted monthly at 30%.

(4)	Loss represents discount on a $250 million retained bond (18.5% required subordination) at 16% for 24 months and a $47 million spread account floor discounted at 15.25% for 24 months, partially offset by the present value of future assumed excess spread discounted at 30%.

(5)	Loss represents discount on a $113 million retained bond (18.5% required subordination) at 16% for one month, partially offset by the present value of future assumed excess spread discounted at 30%.

(6)	Loss represents discount on $27 million retained bond (12% required subordination) discounted at 16% for 36 months and a $7 million spread account floor discounted at 15.25% for 36 months, partially offset by the present value of future 36 months assumed excess spread discounted at 30%.

(7)	Includes cash flows from finance charges, late, overlimit, debt waiver and cash advance fees, bad debt recoveries and interchange income.
     “Loss on new securitizations of receivables to the Metris Master Trust” was $42.2 million for the six-month period ended June 30, 2005, a decrease of $49.7 million or 54.1% from $91.9 million for the six-month period ended June 30, 2004. The improvement was primarily due to a lower volume of new securitizations, lower average months to maturity, lower enhancement levels and higher excess spread assumptions used in calculating the loss on new securitization due to improved performance in the Metris Master Trust.
     “Loss on replenishment of receivables to the Metris Master Trust” was $22.6 million for the six-month period ended June 30, 2005, a decrease of $26.8 million or 54.3% from $49.4 million for the six-month period ended June 30, 2004. The improvement was primarily due to higher excess spread assumptions used in calculating the loss on replenishment due to improved performance in the Metris Master Trust.

     “Interest-only revenue” was $185.4 million for the six-month period ended June 30, 2005, a $55.3 million or 42.5% increase from $130.1 million for the six-month period ended June 30, 2004. The increase was primarily due to a 243-basis-point increase in average excess spread in the Metris Master Trust, partially offset by a $1.2 billion reduction in average principal receivables in the Metris Master Trust.
     “Change in fair value of retained interests in loans securitized” was $20.8 million for the six-month period ended June 30, 2005, a $47.9 million or 69.7% decrease from $68.7 million for the six-month period ended June 30, 2004. The decrease is primarily due to a $73.2 million larger reduction in fair value related to the change in conduit borrowings and receivable attrition, partially offset by a $22.4 million larger increase in fair value related to interest earned on cash balances in the Metris Master Trust and the release of restricted cash resulting from improved Metris Master Trust performance.
     “Transaction and other costs” were $12.5 million for the six-month period ended June 30, 2005, a $71.9 million or 85.2% decrease from $84.4 million for the six-month period ended June 30, 2004. The decrease is primarily due to fees incurred in 2004 related to establishing a two-year financing conduit and commitment fees to insure future asset-backed transactions.
     “Servicing income on securitized receivables” was $57.7 million for the six-month period ended June 30, 2005, a $12.4 million or 17.7% decrease from $70.1 million for the six-month period ended June 30, 2004. This decrease reflects a $1.2 billion reduction in average principal receivables held by the Metris Master Trust between the two periods.
     “Credit card loan and other interest income” and “Credit card loan fees, interchange and other income,” totaled $12.9 million for the six-month period ended June 30, 2005, a $13.3 million or 50.8% decrease from $26.2 million for the six-month period ended June 30, 2004. The cumulative decrease resulted primarily from the $58.4 million reduction in average owned credit card loans between the two periods.
     “Enhancement services income” was $6.4 million for the six-month period ended June 30, 2005, an $8.1 million or 55.9% decrease from $14.5 million for the six-month period ended June 30, 2004. The decrease resulted primarily from a declining number of memberships resulting from a declining portfolio.
     “Interest” expense was $15.9 million for the six-month period ended June 30, 2005, a $16.7 million or 51.2% decrease from $32.6 million for the six-month period ended June 30, 2004. This decrease resulted primarily from the $141.7 million decrease in average debt outstanding between the two periods resulting from the prepayments of debt previously discussed.
     “Marketing” expenses were $53.1 million for the six-month period ended June 30, 2005, a $21.4 million or 67.5% increase from $31.7 million for the six-month period ended June 30, 2004. The increase resulted from an increase in new accounts for the six months ended June 30, 2005 over the comparable prior year period. We generated approximately 328,000 new accounts for the six-month period ended June 30, 2005, compared to approximately 154,000 new accounts for the six-month period ended June 30, 2004. This increase was also attributed to an increase in partnership marketing expenditures during the six-month period that resulted from signing two new significant partnership agreements, an increase in overall account marketing to offset a decline in customer response rates consistent with current trends in the industry and campaign expense timing. This increase was partially offset by a reduction in expenses associated with the termination of our obligations under a temporary servicing arrangement with the purchaser of our membership club and warranty business
     “Data processing services and communications,” and “Credit protection claims” totaled $33.3 million for the six-month period ended June 30, 2005, an $8.3 million or 20.6% decrease from $41.6 million for the six-month period ended June 30, 2004. This cumulative decrease resulted primarily from a reduction in average gross active accounts between the two periods.
     “Other” expenses were $56.2 million for the six-month period ended June 30, 2005, a $5.1 million or 10.0% increase from $51.1 million for the six-month period ended June 30, 2004. The following table illustrates the components of “Other” expenses for the quarters ended June 30, 2005 and 2004, respectively.

Table 4: Other Expenses
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
MasterCard® / Visa® assessment and fees	$3,728	$3,356
Credit card fraud losses	988	943
Legal fees	2,919	2,148
Collection and risk management	5,980	7,267
Other professional fees	9,131	9,408
Purchased portfolio premium amortization	3,167	4,502
Asset impairment, lease write-offs and severance	24	3,252
Debt prepayment expenses	20,241	4,879
General and administrative expenses and other	10,029	15,355

Total other expenses	$56,207	$51,110

     Included in asset impairment, lease write-offs and severance for the six-month period ended June 30, 2004 is approximately $3.0 million of severance related expenses.
     Included in debt prepayment expenses for the six months ended June 30, 2005 is approximately $18 million related to prepayments on our Term Loan due May 2007. The remaining debt prepayment expenses for the six-month period related to prepayments on our Senior Notes due July 2006. Included in debt prepayment expenses for the six months ended June 30, 2004 are $4.5 million in costs related to the prepayment of our $125 million senior secured credit agreement due June 2004. The remainder of the debt prepayment costs for the six months ended June 30, 2004 related to the prepayment of our $100 million 10% senior notes due November 2004.
     The decrease in general and administrative expenses and other for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, resulted primarily from a $2.0 million decrease related to technology licensing fees, a $1.4 million reduction in certain insurance costs and a $0.8 million reduction in claims expense associated with our declining enhancement services business.
Retained Interests in Loans Securitized
     Our credit card receivables are primarily funded through asset-backed securitizations. Upon securitization, we remove the applicable credit card loans from our consolidated balance sheets and recognize the “Retained interests in loans securitized” at their allocated carrying value in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125 (“SFAS No. 140”). We sell some assets to the Metris Master Trust at the inception of a securitization series. We also sell receivables to the Metris Master Trust on a daily basis to replenish principal receivable balances that have decreased due to payments and charge-offs. The difference between the allocated carrying value and the proceeds from the assets sold is recorded as a gain or loss on sale and is included in “Securitization income.” At the same time, we recognize “Retained interests in loans securitized.” The “Retained interests in loans securitized” are financial assets measured at fair value consistent with trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and include our contractual retained interests, an interest-only strip receivable, excess transferor’s interests, and spread accounts receivable. The contractual retained interests consist of non-interest bearing securities held by us. The interest-only strip receivable represents the present value of the excess of the estimated future interest and fee collections expected to be generated by the securitized loans over the period such loans are projected to be outstanding, over the interest paid on investor certificates, credit losses, contractual servicing fees and other expenses. The excess transferor’s interests represent principal receivables held in the Metris Master Trust in excess of the contractual retained interests. Spread accounts receivable represent restricted cash reserve accounts held by the Metris Master Trust Trustee that can be used to fund payments due securitization investors and credit enhancers if cash flows are insufficient. Cash held in spread accounts is released to us if certain conditions are met or a securitization series terminates with amounts remaining in the related spread accounts. The fair value of the “Retained interests in loans securitized” is determined through estimated cash flows discounted at rates that reflect the level of subordination, projected repayment term and credit risk of the securitized loans.

     The following table summarizes our “Retained interests in loans securitized” as of June 30, 2005, and December 31, 2004, respectively.
Table 5: Retained interest in loans securitized
(in thousands)

	June 30,	December 31,
	2005	2004
Contractual retained interests	$478,440	$537,945
Excess transferor’s interest	153,954	105,237
Interest-only strip receivable	102,105	82,672
Spread accounts receivable	34,685	58,281

Retained interests in loans securitized	$769,184	$784,135

     The contractual retained interests were $478.4 million as of June 30, 2005, a $59.5 million or 11.1% decrease from $537.9 million as of December 31, 2004. The decrease resulted from lower contractual retained interests required due to a $493 million decrease in bonds outstanding and a decrease in weighted average enhancement levels. This decrease was partially offset by a 2.2 month decrease in the weighted average months-to-maturity on the outstanding series in the Metris Master Trust.
     The excess transferor’s interests were $154.0 million as of June 30, 2005, a $48.8 million or 46.4% increase from $105.2 million as of December 31, 2004. The increase was due primarily to the pay down of our variable funding conduits.
     The interest-only strip receivable was $102.1 million as of June 30, 2005, a $19.4 million or 23.5% increase from $82.7 million as of December 31, 2004. The increase was due to a higher excess spread assumption related to receivables held in the Metris Master Trust, partially offset by a $530.7 million reduction in ending principal receivables in the Metris Master Trust. The excess spread assumption has increased from 2.58% at December 31, 2004, to 3.36% at June 30, 2005, primarily due to a decrease in the projected principal default rates, partially offset by net yield compression resulting from a projected increase in interest rates.
     Spread accounts receivable were $34.7 million as of June 30, 2005, a $23.6 million or 40.5% decrease from $58.3 million as of December 31, 2004. The decrease is primarily due to the improved performance of the Metris Master Trust. For more information on cash restricted from release, see the Off-Balance Sheet Arrangements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 35-37.
     At least quarterly, we adjust our valuation of the “Retained interests in loans securitized” to reflect changes in the amount and expected timing of future cash flows. The significant factors that affect the timing and amount of cash flows relate to collateral assumptions, which include payment rate, default rate, gross yield and discount rate. These values can, and will, vary as a result of changes in the amount and timing of the cash flows and the underlying economic assumptions. The discount rates used to estimate the fair value of the retained interests assets are commensurate with the risk associated with the underlying expected future cash flows. Indicators of the level of risk inherent in the portfolio include delinquency and loss rates and expectations surrounding interest rates. Other factors that would impact the risk assessment include changes to our corporate capital structure, corporate debt ratings or securitization enhancement levels. Changes in expectations as to the level of risk related to future cash flows may result in changes to the discount rate assumptions. (See Critical Accounting Estimates on pages 25-26 for more information on the valuation of “Retained interests in loans securitized.”)

     The significant assumptions we used in estimating the fair value of the “Retained interests in loans securitized” as of June 30, 2005 and December 31, 2004, respectively, are as follows:
Table 6: Significant assumptions used for estimating the fair value of retained interests

	June 30,	December 31,
	2005	2004
Monthly principal payment rate	6.5%	5.9%
Gross yield (1)	26.3%	25.9%
Annual interest expense and servicing fees	5.5%	5.0%
Annual gross principal default rate	17.4%	18.4%
Discount rate:
Contractual retained interests	15.0%	16.0%
Excess transferor’s interest	15.0%	16.0%
Interest-only strip receivable	30.0%	30.0%
Spread accounts receivable	15.0%	16.0%
Weighted average months to maturity	17.9	20.1
Weighted average enhancement level (2)	11.4%	12.1%
Gross receivables held in the Metris Master Trust, net of discount(3)	93.5%	92.3%

(1)	Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries. Gross yield for purposes of estimating fair value does not include cash flows from interchange income or cash advance fees.

(2)	Includes contractual retained interests and required minimum spread reserve deposits.

(3)	Represents the ratio of “Retained interests in loans securitized” plus the off-balance sheet receivables to gross receivables in the Metris Master Trust plus the gross spread accounts receivable.
     At least quarterly, we review and adjust, as appropriate, the assumptions and estimates used in our model based on a variety of internal and external factors, including national and economic trends and business conditions, current lending policies, procedures and strategies, historical trends and assumptions about future trends, competition and legal and regulatory requirements. Effective March 31, 2005, we reduced the discount rate applied to the contractual retained interests, excess transferor’s interest and spread accounts receivable from 16.0% to 15.0%. The discount rates were reduced to reflect a decrease in the overall risk of the assets in the Metris Master Trust. Indicators of the reduced level of risk in the portfolio include improvements in credit quality and excess spreads, corporate debt rating upgrades, securitization enhancement levels (required subordination levels determined by our rating agencies) and improved access to the securitization markets.
Credit card receivables
     Direct Merchants Bank originates all of our credit card accounts. The receivables on nearly all of those accounts are currently being funded through asset-backed securitizations with one of our special purpose entity subsidiaries, the Metris Master Trust. These securitizations are treated as sales under GAAP and the receivables are removed from our consolidated balance sheets when sold to the Metris Master Trust. Following the sale, the Bank retains ownership of the cardholder relationship and services all receivables held by the Metris Master Trust.
     As a result of our current funding strategies, our owned credit card receivable portfolio has decreased significantly over the past two years. Currently, the only receivables held by Direct Merchants Bank are secured credit card receivables which are secured by a cardholder deposit held by the Bank. Also, within the normal course of business, MCI and its other non-bank subsidiaries may hold receivables on their balance sheets.
     The following tables illustrate the credit card loans outstanding, delinquency ratios and net charge-offs of our owned credit card receivables portfolio as of the dates and for the periods indicated.

\

Table 7: Loan Delinquency
(Dollars in thousands)

	June 30,	% of	December 31,	% of	June 30,	% of
	2005	Total	2004	Total	2004	Total
Loans outstanding	$6,505	100%	$68,230	100%	$72,491	100%
Loans contractually delinquent:
30 to 59 days	196	3.0%	1,750	2.6%	2,448	3.4%
60 to 89 days	237	3.7%	1,722	2.5%	2,007	2.8%
90 or more days	2,849	43.8%	4,309	6.3%	4,866	6.7%

Total	$3,282	50.5%	$7,781	11.4%	$9,321	12.9%

     The increase in the owned delinquency rate as of June 30, 2005, compared to December 31, 2004 and June 30, 2005 resulted from the sale of approximately $52 million in credit card receivables from the Company to the Metris Master Trust during the quarter ended June 30, 2005. The increased delinquency rate results from the nature and quality and the remaining owned credit card receivables.
Table 8: Net Charge-offs
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Average credit card loans	$25,529	$80,779	$45,439	$103,868
Net charge-offs	1,476	3,080	3,108	15,245
Net charge-off ratio (annualized)	23.2%	15.3%	13.8%	29.4%

Balance Sheet Analysis
     Cash and Cash Equivalents and Available for Sale Securities
     “Cash and cash equivalents” and “Available for sale securities” were $287.0 million as of June 30, 2005, a decrease of $110.1 million or 27.7% from $397.1 million as of December 31, 2004. This decrease resulted primarily from the $296.0 million in optional debt prepayments made during the six-month period ended June 30, 2005. These decreases were partially offset by $42.0 million of cash generated from operations, $80.0 million of net receivable attrition, and $63.7 million of cash generated from the transfer of credit loans from the Company to the Metris Master Trust.
     Net Credit Card Loans
     “Credit card loans, net of allowance for loan losses of $3,751 and $12,409, respectively” were $2.8 million as of June 30, 2005, a decrease of $53.0 million or 95.0% from $55.8 million at December 31, 2004. The decrease resulted primarily from the sale of approximately $52 million of credit card loans from the Company to the Metris Master Trust, during the second quarter of 2005.
     Other Assets
     “Other assets” were $47.3 million as of June 30, 2005, a decrease of $25.2 million or 34.8% from $72.5 million at December 31, 2004. This decrease resulted primarily from a $10.0 million reduction in capitalized debt fees resulting from the prepayment of corporate debt, amortization of certain prepaid costs of $5.5 million, a $4.2 million reduction in certain receivables related to the termination of our obligations under a temporary servicing arrangement with the third-party purchaser of our membership club and warranty business, and a $3.2 million decrease related to amortization of purchase portfolio premium.
     Debt
     “Debt” was $78.6 million as of June 30, 2005, a decrease of $295.0 million or 79.0% from $373.6 million at December 31, 2004. This decrease resulted primarily from the $225 million in optional prepayments on our Term Loan due May 2007 and $71 million in optional prepayments on our Senior Notes due July 2006.

     Accrued Expenses and Other Liabilities
     “Accrued expenses and other liabilities” were $142.8 million at June 30, 2005, an increase of $19.9 million or 16.2% from $122.9 million at December 31, 2004. The increase was due primarily to a $16.4 million increase in tax related liabilities and a $6.3 million increase in accrued employee compensation and benefits.
Off-Balance Sheet Arrangements
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
     The Metris Master Trust was formed in May 1995 pursuant to a pooling and servicing agreement, as amended. MRI, one of our special purpose entity subsidiaries, transfers receivables in designated accounts to the Metris Master Trust. The Metris Master Trust may, and does from time to time, issue securities that represent undivided interests in the receivables in the Metris Master Trust. These securities are issued by series, and each series typically has multiple classes of securities. Each series, or class within a series, may have different terms. The different classes of an individual series are structured to obtain specific debt ratings. As of June 30, 2005, 11 series of publicly and privately issued securities were outstanding. MRI currently retains the most subordinated class of securities in each series, and all other classes are issued to non-affiliated third parties. These securities are interests in the Metris Master Trust only and are not obligations of MRI, MCI, Direct Merchants Bank or any other subsidiary of the Company. The interest in the Metris Master Trust not represented by any series of securities issued by the Metris Master Trust also belongs to MRI, and is known as the transferor’s interest.
     Generally, each series involves an initial reinvestment period, referred to as the “revolving period,” in which principal payments on receivables allocated to such series are returned to MRI and reinvested in new principal receivables arising in the accounts. After the revolving period ends, principal payments allocated to the series are then accumulated and used to repay the investors. This period is referred to as the “accumulation period,” which is followed by a “controlled amortization period” wherein investors are repaid their invested amount. As of June 30, 2005, the Metris Master Trust did not have any series in an accumulation period or controlled amortization period. The scheduled accumulation and amortization periods are set forth in the securitization agreements governing each series. However, all series set forth certain events by which amortization can be accelerated, referred to as “early amortization.” Reasons early amortization could occur include: (i) one- or three-month average of portfolio collections, less principal and finance charge charge-offs, financing costs and servicing costs, would drop below levels between 0.0% and 1.0%; (ii) negative transferor’s interest within the Metris Master Trust, or; (iii) failure to obtain funding during an accumulation period for a maturing series. New receivables in designated accounts cannot be funded from a series that is in early amortization. We do not currently have any series that are in early amortization.
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
     The cash restricted from release is limited to the amount of excess spread generated in the Metris Master Trust on a cash basis. During periods of lower excess spreads, the maximum amount of cash required to be restricted in the Metris Master Trust may not be generated. During those periods, all excess cash normally released to MRI will be restricted from release. Once the maximum amount of cash required to be restricted is restricted from release or excess spreads improve, cash can again be released to MRI. Table 9 presents the cash restricted from release as of June 30, 2005 and December 31, 2004, respectively.

Table 9: Cash Restricted from Release
(in thousands)

	June 30,	December 31,
	2005	2004
Cash restricted due to performance	$—	$36,367
Cash restricted due to corporate debt ratings	13,187	13,187
Cash restricted due to other non-performance based factors	35,593	37,770

Total cash restricted	$48,780	$87,324

     The $36.4 million decrease in cash restricted due to performance from December 31, 2004 to June 30, 2005, resulted from improving excess spreads in the Metris Master Trust.
     The following table generally illustrates the maximum amount of cash (as a percentage of outstanding securitized principal receivables) that could be held by the Metris Master Trust Trustee as additional collateral if the one month and three month average excess spread of the Metris Master Trust were within various ranges:
Table 10: Maximum Cash Restricted in the Metris Master Trust

Cash Basis Net	Maximum
Excess Spread	Restricted
greater than 5.5%	-
5.0% — 5.5%	0.5% - 1.0%
4.5% — 5.0%	0.5% - 1.5%
4.0% — 4.5%	1.0% - 2.0%
3.5% — 4.0%	1.0% - 3.0%
3.0% — 3.5%	1.0% - 4.0%
less than 3.0%	4.5% - 5.0%
     On a monthly basis, each series is allocated its share of finance charge and fee collections, which are used to pay investors interest on their securities, pay their share of servicing fees and reimburse them for their share of losses due to charge-offs. Amounts remaining may be deposited in cash accounts of the Metris Master Trust as additional protection for future losses. Once each of these obligations is fully met, remaining finance charge collections, if any, are returned to us. Principal receivables held by the Metris Master Trust were $5.6 billion and $6.1 billion as of June 30, 2005 and December 31, 2004, respectively.
     The following table shows the average annualized yields, defaults, costs and excess spreads for the Metris Master Trust on a cash basis:
Table 11: Weighted Average Annualized Yields, Defaults, Costs and Excess Spreads
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Gross yield (1)	27.99%	26.75%	28.36%	27.12%
Annual principal defaults	15.54%	19.24%	16.31%	19.25%

Net portfolio yield	12.45%	7.51%	12.05%	7.87%
Annual interest expense and servicing fees	5.62%	3.68%	5.40%	3.65%

Net excess spread	6.83%	3.83%	6.65%	4.22%

(1)	Includes cash flows from finance charges, late, overlimit, debt waiver and cash advance fees, bad debt recoveries and interchange income.

     The following table shows the principal receivables and delinquent principal receivables in the Metris Master Trust:
Table 12: Principal Receivables
(Dollars in thousands)

	June 30,	December 31,	June 30,
	2005	2004	2004
Principal receivables	$5,586,973	$6,117,669	$6,580,659
2-cycle plus delinquent principal receivables	$359,644	$470,442	$519,084
Principal delinquency ratio	6.4%	7.7%	7.9%
     Additional information regarding off-balance sheet arrangements is set forth under Liquidity, Funding and Capital Resources below. Additional information regarding the accounting for our “Retained interests in loans securitized” can be found under Critical Accounting Estimates on pages 25-26 of this Report.
Liquidity, Funding and Capital Resources
     One of our primary financial goals is to maintain an adequate level of liquidity through active management of our assets and liabilities. Liquidity management is a dynamic process, affected by changes in the characteristics of our assets and liabilities, short- and long-term interest rates and by the capital markets. We use a variety of financing sources to manage liquidity, funding and interest rate risks. Table 13 summarizes our funding and liquidity as of June 30, 2005 and December 31, 2004, respectively.
Table 13: Liquidity, Funding and Capital Resources
(In thousands)

		June 30, 2005			December 31, 2004
		MCI and non-bank			MCI and non-bank
	DMCCB	subsidiaries	Consolidated	DMCCB	subsidiaries	Consolidated
Cash and due from banks	$24,537	$(1,050)	$23,487	$25,340	$(142)	$25,198
Federal funds sold	27,395	—	27,395	22,450	—	22,450
Short-term investments	22,729	103,354	126,083	12,599	30,471	43,070
Available for sale securities	18,835	91,156	109,991	107,138	199,271	306,409

Total liquid assets	$93,496	$193,460	$286,956	$167,527	$229,600	$397,127

     The following tables detail our outstanding on- and off-balance sheet funding as of June 30, 2005 and December 31, 2004, respectively, including any unused capacity as of those dates.

Table 14: Outstanding On- and Off-Balance Sheet Funding
(In thousands)

	June 30, 2005		December 31, 2004
	Outstanding	Unused Capacity	Outstanding	Unused Capacity
On-balance sheet funding
10.125% senior notes — July 2006(1)	78,626	N/A	148,624	N/A
Term loan — May 2007	—	N/A	225,000	N/A

Subtotal	78,626	N/A	373,624	N/A

Off-balance sheet funding
Metris Master Trust:
Term asset-backed securitizations with various maturities through February 2009	4,647,150	N/A	4,950,000	N/A
Conduits — maturing April 2006	170,000	830,000	360,000	840,000

Subtotal	4,817,150	830,000	5,310,000	840,000

Total	$4,895,776	$830,000	$5,683,624	$840,000

(1)	On July 15, 2005 the Company made an optional prepayment of $30.0 million on its 10.125% senior notes due July 2006. On July 13, 2005 the Company announced its intention to prepay the remaining $49.1 million outstanding on those Senior Notes. This prepayment is expected to be made on August 15, 2005, after which time all of the Company’s corporate debt will be eliminated.
     We have the following term asset-backed securitizations outstanding as of June 30, 2005:
Table 15: Outstanding Asset-Backed Securitizations

Asset-backed securitization	Amount (in thousands)	Expected final payment date(s)
Series 2000—3	$500,000	October 20, 2005 and November 21, 2005
Series 1999—3	300,000	November 21, 2005
Series 2001—2	750,000	May 22, 2006 and June 20, 2006
Series 1999—2	500,000	July 20, 2006
Series 2004—2	652,800	October 20, 2006
Series 2005—1	544,350	March 20, 2007
Series 2004—1	200,000	April 20, 2007
Series 2002—4	600,000	May 21, 2007
Series 2002—1	300,000	January 20, 2009 and February 20, 2009
Series 2002—2	300,000	January 20, 2009 and February 20, 2009

Total	$4,647,150

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
     As of June 30, 2005 and December 31, 2004, we had $4.7 million and $5.5 million in letters of credit issued, respectively, under a letter of credit facility agreement. We have pledged 100% collateral against our letters of credit. This collateral is classified in “Other assets” on the consolidated balance sheets.
     As of June 30, 2005, our contractual cash obligations during the next twelve months are as follows:

Table 16: Contractual Cash Obligations
(In thousands)

Operating leases	$7,730
Deposits	2,605
Contractual purchase obligations	48,984

Total	$59,319

     In addition to contractual cash obligations, open-to-buy on credit card accounts was $6.5 billion as of June 30, 2005. While these amounts represent the total lines of credit available to our customers, we have not experienced, and do not anticipate that we would experience, all of our customers exercising their entire available credit line at any given point in time. We also have the right to increase, reduce, cancel, alter or amend the terms for those available lines of credit at any time.
     The Company issued $52.8 million of asset-backed securities from the Metris Secured Note Trust 2004-2 during January 2005. These asset-backed securities are set to mature on October 20, 2006, and were rated Ba2/BB+ by Moody’s Investors Service, Inc. (“Moody’s”) and Fitch Inc. (“Fitch”), respectively. Proceeds from the issuance were used to make an optional $50 million prepayment on the Company’s Senior Notes due 2006. In February 2005, we announced the defeasance of the $900 million Series 2002-3 asset-backed securities from the Metris Master Trust. Series 2002-3 was defeased through use of the two-year conduit facility and was scheduled to mature in May 2005. Also in February 2005, the Company reduced its conduit capacity from $1.2 billion to $1.0 billion. In April 2005, the Company issued $544 million in Series 2005-1 asset-backed securities from the Metris Master Trust. We expect our receivable funding needs for the remainder of 2005 and 2006 will be covered by future asset-backed securitizations (“ABS”) issuances and, to a lesser extent, further portfolio attrition. The Company had $830 million of conduit capacity available as of June 30, 2005, and $1.1 billion in remaining commitment from MBIA to provide insurance coverage on future ABS transactions, of which $0.8 billion currently is available. The remaining $300 million of commitment will become available to us when Series 1999-3 matures in November 2005.
     During the second quarter of 2005, the Company used proceeds from the Bank’s permanent capital reduction and existing “Short-term investments” to make optional prepayments totaling $225 million on its Term Loan due May 2007, resulting in approximately $18.0 million in costs and charges (see further discussion regarding the capital reduction in Business Overview on page 24). As a result of the cumulative prepayments, MCI paid off, in full, its remaining obligations owed under its $300 million senior secured credit agreement, effectively terminating the credit agreement. During May 2005, the Company made three optional prepayments totaling $21 million on its unsecured 10.125% Senior Notes due July 2006. Subsequent to June 30, 2005, the Company made an additional optional prepayment of $30.0 million on its Senior Notes, and announced its intention to pay the final $49.1 million remaining on its Senior Notes in August 2005, following the required notification period. Following the August payment, the Company will have eliminated all of its corporate debt.
     The Company’s 1998 through 2003 federal income tax returns are under examination by the Internal Revenue Service (“IRS”). The IRS is considering adjustments involving the Company’s tax treatment of certain credit card fees as original issue discount (“OID”). The Company has also proposed OID-related adjustments in the form of refund claims for some of these years. The fees at issue include late, overlimit, interchange, cash advance, annual and insufficient funds fees. Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees create OID that should be deferred and amortized over the remaining life of the underlying credit card loans for tax purposes. As of June 30, 2005, and December 31, 2004, the Company had deferred cumulative federal income tax related to this issue of approximately $107 million and $129 million, respectively. Our treatment of these fees is consistent with that of many other United States credit card issuers.
     In May 2005, the Company received a copy of a Technical Advice Memorandum Ruling (“TAM”) requested by the local IRS exam team from the IRS National Office. The TAM concludes that the Company’s late, overlimit, cash advance and insufficient funds fees should be treated as OID but that the Company’s interchange and annual fees should not be treated as OID. The TAM’s conclusions were consistent with our expectations of how the IRS would rule on this issue. However, we continue to maintain that our interchange and annual fees should be treated as OID. We will continue to work with the IRS to resolve these issues, but the timing and amount of any final resolution remain uncertain. However, we do not expect the final resolution of this matter to have a material adverse effect on future earnings or liquidity.

     Our deposits and unsecured debt are rated by Moody’s, Standard & Poor’s Rating Services (“S&P”) and Fitch. Factors affecting the various ratings include the overall health of the global and national economy, specific economic conditions impacting the subprime consumer finance industry and our overall financial performance, including earnings, credit losses, delinquencies, excess spreads in the Metris Master Trust and our overall liquidity. Certain of our term asset-backed securitizations require the restriction of cash if our corporate debt ratings go below certain levels. During the quarter ended June 30, 2005, S&P increased our unsecured corporate debt rating from a “CCC” to a “B-.” The following illustrates the current debt and long-term deposit ratings of MCI and Direct Merchants Bank:

	Moody’s	S & P	Fitch
Metris Companies Inc.
Senior unsecured debt	B3	B-	B-
Direct Merchants Bank
Long-term deposits	Ba3	BB-	B
     Capital Adequacy
     As of June 30, 2005, the Company’s “Total Stockholders’ Equity” was $1.0 billion, or 16.6% of total managed assets, compared to $947.3 million or 14.0% of total managed assets as of December 31, 2004. In the normal course of business, Direct Merchants Bank enters into agreements, or is subject to regulatory requirements, that result in cash, debt, dividend or other capital restrictions. Direct Merchants Bank and MCI have entered into a Capital Assurance and Liquidity Maintenance Agreement (“CALMA”) that requires MCI to make such capital infusions or provide the Bank with financial assistance so as to permit the Bank to meet its liquidity and capital requirements. Direct Merchants Bank also entered into a Liquidity Reserve Deposit Agreement (“LRDA”) under which the Bank has established restricted deposits with third-party depository institutions for the purpose of supporting Direct Merchants Bank’s funding needs. These deposits are invested in short-term liquid assets and are classified on the consolidated balance sheets as the “Liquidity reserve deposit.” As of June 30, 2005 and December 31, 2004, the balance in the liquidity reserve accounts was $70.0 million and $79.7 million, respectively.
     MCI and Direct Merchants Bank have a Modified Operating Agreement with the OCC, which was amended on April 7, 2005 and requires, among other things, that:
•	The Bank must maintain minimum Tier 1 capital of $100 million, unless otherwise approved by the OCC.

•	The Bank may continue to pay dividends in accordance with applicable statutory and regulatory requirements provided capital remains at the required level.

•	The Bank must maintain liquid assets at the greater of $35 million or 100% of the average highest daily funding requirement for managed receivables, which was $31.5 million at June 30, 2005.

•	The Bank must comply with the terms of the LRDA and the CALMA.

•	MCI must comply with the CALMA.
     Direct Merchants Bank and the Company believe they are currently in compliance with all of the terms of the Modified Operating Agreement, as amended. If the OCC were to conclude that the Bank failed to adhere to any provisions of the Modified Operating Agreement, the OCC could pursue various enforcement options. If any of those options were to be pursued by the OCC, it could have a material adverse effect on our operations or capital position.
     On April 7, 2005, the Modified Operating Agreement was amended to reduce the minimum amount of capital required to be held by Direct Merchants Bank from $213 million to $100 million. As a result of the change to the Bank’s minimum capital requirements, the OCC approved a permanent capital reduction of $130 million concurrent with the transfer of all eligible credit card receivables from the Company to the Metris Master Trust, which occurred in May 2005. The permanent capital reduction was completed in May 2005.

     Direct Merchants Bank is subject to certain capital adequacy guidelines issued by the OCC. Quantitative measures established by regulation to ensure capital adequacy require Direct Merchants Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital (as defined) to average assets (as defined). Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material adverse effect on our financial condition. Furthermore, FFIEC guidelines indicate that an institution with a concentration in subprime lending should hold one and one-half to three times the normal minimum capital required. At both June 30, 2005 and December 31, 2004, Direct Merchants Bank’s Tier 1 risk-based capital ratio (of 141.0% and 112.3%, respectively), risk-based total capital ratio (of 142.2% and 113.6%, respectively) and Tier 1 leverage ratio (of 44.8% and 70.5%, respectively) far exceeded the minimum required capital levels, and Direct Merchants Bank was considered a “well-capitalized” depository institution under regulations of the OCC.
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
     The following information is not in conformity with GAAP, however, we believe the information is relevant to understanding the overall financial condition and results of operations of the Company.
Table 17: Managed Loan Portfolio
(Dollars and accounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Account originations:
Partner	38	15	72	24
Non-partner	127	81	256	130

Total account originations	165	96	328	154

Gross active accounts:
Historical vintages (1)	1,452	1,947	1,452	1,947
New vintages (1)	708	292	708	292

	2,160	2,239	2,160	2,239

Period-end loans:
Historical vintages (1)	$4,887,827	$6,596,605	$4,887,827	$6,596,605
New vintages (1)	1,046,209	486,550	1,046,209	486,550

	$5,934,036	$7,083,155	$5,934,036	$7,083,155

(1)	New vintages include credit card account originations between 2003 and 2005. Historical vintages include credit card account originations and portfolio purchases prior to 2003.

	June 30,	% of	December 31,	% of	June 30,	% of
	2005	Total	2004	Total	2004	Total
Period-end balances:
Credit card loans	$6,505		$68,230		$72,491
Receivables held by the Metris Master Trust	5,927,531		6,511,990		7,010,664

Managed	$5,934,036		$6,580,220		$7,083,155

Loans contractually delinquent:
Credit card loans	3,283	50.5%	7,781	11.4%	9,321	12.9%
Receivables held by the Metris Master Trust	453,146	7.6%	593,819	9.1%	658,650	9.4%

Managed	$456,429	7.7%	$601,600	9.1%	$667,971	9.4%

     The decrease in the managed delinquency rates as of June 30, 2005 over December 31, 2004 and June 30, 2004, primarily reflects an improvement in credit quality in the Metris Master Trust. Management believes the improvement in credit quality is more than seasonal and reflects the improvements we have made in collections, account management and new account underwriting.
Table 17: Managed Loan Portfolio (continued)
(Dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
		%				%
	2005	of Total	2004		2005	of Total	2004
Average balances:
Credit card loans	$25,529		$80,779		$45,439		$103,868
Receivables held by the Metris Master Trust	6,021,409		7,258,288		6,183,109		7,522,820

Managed	$6,046,938		$7,339,067		$6,228,548		$7,626,688

Net charge-offs:
Credit card loans	$1,476	23.2%	$3,080	15.3%	$3,108	13.8%	$15,245	29.5%
Receivables held by the Metris Master Trust	202,226	13.5%	307,563	17.0%	429,817	14.0%	635,170	17.0%

Managed	$203,702	13.5%	$310,643	17.0%	$432,925	14.0%	$650,415	17.2%

     The managed net charge-off ratio was 13.5% for the three-month period ended June 30, 2005, compared to 14.5% for the prior quarter and 17.0% for the quarter ended June 30, 2004. For the six-month periods ended June 30, 2005 and June 30, 2004, the managed net charge-off ratio was 14.0% and 17.2%, respectively. These improvements resulted primarily from the improved credit quality of the Metris Master Trust receivables.
     We charge-off bankrupt accounts within 60 days of formal notification. Charge-offs due to bankruptcies were $85.6 million or 29.4% of total managed gross charge-offs for the quarter ended June 30, 2005, and $107.8 million or 24.8% of total managed gross charge-offs for the quarter ended June 30, 2004. Charge-offs due to bankruptcies were $168.6 million or 32.3% of total managed gross charge-offs for the six-month period ended June 30, 2005, and $215.6 million or 23.7% of total managed gross charge-offs for the six-month period ended June 30, 2004. In addition to those bankrupt accounts that were charged-off, we received formal notification of $50.4 million and $51.3 million of managed bankrupt accounts that had not been charged-off as of June 30, 2005 and 2004, respectively.
     During April 2005, new federal bankruptcy legislation was enacted that will become effective in October 2005. Since that time, we have experienced an increase in bankruptcy filings in our credit card portfolio. Our second quarter 2005 filings increased 13% over the comparable period in 2004. This pattern is consistent with the 12% national increase in filings during the quarter, as reported by MasterCard International. We believe the majority of the increase we have seen in filings will impact the timing of our charge-offs, but not necessarily our overall expected losses. More than 95% of our bankruptcy charge-offs come from delinquent accounts. Therefore, the increased filings become more of an acceleration of a likely credit loss, rather than additional credit losses. We expect bankruptcy pressure for the remainder of 2005, followed by a reduction in filings in 2006. In the future, we believe the impact of this legislation will be modestly positive for the Company because it will allow us to recover more payments from customers whose credit card account balances have charged-off due to bankruptcy.
     Total managed loans were $5.9 billion as of June 30, 2005, compared to $6.6 billion and $7.1 billion as of December 31, 2004 and June 30, 2004, respectively. The decrease in managed loans from both December 31, 2004, and June 30, 2004, to June 30, 2005, resulted primarily from the charging-off of higher balance historical vintage receivables, which are being replaced with new vintage lower balance receivables. These decreases also resulted from an increase in payment rates in the managed loan portfolio between the respective periods. The amount of credit card receivables in debt management programs was $438.5 million or 7.4% of total managed loans as of June 30, 2005, compared with $540.3 million or 8.2% of managed loans as of December 31, 2004. All delinquent receivables in debt management programs are included in Table 17.

Table 18: Equity Ratios
(Dollar and share counts in thousands, except per share amounts)

	June 30,	December 31,	June 30,
	2005	2004	2004
Equity to managed assets:
Total equity	$1,010,164	$947,302	$882,746
Total managed assets	$6,083,216	$6,791,478	$7,290,591

Ratio of equity to managed assets	16.6%	13.9%	12.1%

Common stockholder book value:
Common stockholders’ equity	$472,204	$432,757	$390,597
Common shares outstanding	58,446	58,127	57,957
Common stockholders’ book value	$8.08	$7.45	$6.74

Total stockholders’ equity	$1,010,164	$947,302	$882,746
Preferred securities on a converted basis	45,054	45,054	45,054
Diluted shares outstanding	103,499	103,181	103,011
Total book value per share	$9.76	$9.18	$8.57
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
     Our primary assets are “Credit card loans, net of allowance of $3,751 and $12,409, respectively” and “Retained interests in loans securitized.” The majority of our owned receivables and the receivables held by the Metris Master Trust are priced at rates indexed to the variable Prime Rate. We fund “Credit card loans, net of allowance of $3,751 and $12,409, respectively” through a combination of cash flows from operations, bank loans, long-term debt and equity issuances. Our securitized loans are held by the Metris Master Trust and bank-sponsored multi-seller commercial paper conduits and investors in term series securities issued by the Metris Master Trust, which have committed funding primarily indexed to variable commercial paper rates and LIBOR. Long-term debt includes $79 million at a fixed interest rate. At June 30, 2005 and 2004, none of the securities issued out of the Metris Master Trust and conduit funding of securitized receivables were funded with fixed rate securities.
     In an interest rate environment with rates significantly above current rates, we partially mitigate the negative impact on earnings from higher interest expense by entering into interest rate cap contracts and, to a lesser extent, through fixed rate funding.
     The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income before income taxes from an instantaneous and sustained change in interest rates of 200 basis points. In this analysis, interest rates on our floating rate debt are not allowed to decrease below 0%. Assuming that we take no counteractive measures, as of June 30, 2005, a 200-basis-point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and receivables, would result in a decrease in income before income taxes of approximately $20.2 million over the next 12 months relative to a base case, compared to an approximate $22.7 million decrease as of June 30, 2004. A decrease of 200-basis-points would result in an increase in income before income taxes of approximately $18.1 million as of June 30, 2005, compared to an increase of $37.2 million as of June 30, 2004.

     The change in sensitivity for the 200-basis-point increase is primarily due to a smaller receivable base, partially offset by a greater percentage of receivables impacted by rate caps. The change in sensitivity for the 200-basis-point decrease is due to a smaller receivable base, as well as the retirement of $300 million in long-term debt indexed to LIBOR.
ITEM 4 CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2005. Based on that evaluation, our management, including the CEO and CFO, have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective. During the quarter ended June 30, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     Reference is made to Part 1, Item 3 “Business, Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which summarizes a pending lawsuit involving the Company’s former chairman and chief executive officer and certain of its board of directors and a number of other entities.
     In September 2002, a shareholder lawsuit was filed in the United States District Court for the District of Minnesota, naming the Company, Ronald N. Zebeck and David D. Wesselink as defendants. The plaintiffs represent a class of purchasers of Company common stock between November 5, 2001 and July 17, 2002. The lawsuit seeks damages in an unspecified amount. The complaint, as amended, alleges that defendants violated the federal securities laws in connection with statements made by the Company about its projected earnings during the periodic OCC Safety & Soundness Examination, begun on or about November 5, 2001, that related to the Company’s reserve methodology and certain accounting practices, and in connection with the Company’s alleged failure to timely disclose the resulting impact of the OCC Report of Examination issued at the conclusion of its examination. The parties are conducting expert discovery, and in September 2005 the Company expects to move for summary judgment.
     On July 12, 2005, the Company announced that it received a “Wells Notice” from the staff of the Midwest Regional Office of the SEC in connection with their investigation concerning the Company’s reporting and treatment of its allowance for loan losses for 2001, its valuation of “Retained interests in loans securitized” and other matters. That investigation was disclosed by the Company in August 2003.
     Under the SEC’s procedures, a Wells Notice indicates that the staff intends to recommend that the Commission bring a civil injunctive action against the recipient for possible violations of federal securities law. Recipients of Wells Notices have the opportunity to respond to the SEC staff before the staff makes its formal recommendation on whether any action should be brought by the SEC. On August 2, 2005, the Company filed its responsive Wells submission with the Midwest Regional Office of the SEC. In addition to the Company, our current and former chief executive officers and our current controller received similar Wells Notices regarding this matter.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its annual meeting of stockholders on May 11, 2005 and the following matters were voted on at that meeting.
(b)	The directors listed below were elected at that meeting.
(1)	The holders of our Common Stock elected seven directors for a one-year term:

Leo R. Breitman	Edward B. Speno
John A. Cleary	Frank D. Trestman
Jerome J. Jenko	David D. Wesselink
Donald J. Sanders
(2)	The holders of our Series C Preferred Stock elected four directors for a one-year term:

C. Hunter Boll	David V. Harkins
Thomas M. Hagerty	Thomas H. Lee
(c)	Matters Voted Upon:
(1) The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:

					Broker
Director	For	Against	Withheld	Abstentions	Non-Vote
Leo R. Breitman	48,082,939	None	5,201,716	None	None
John A. Cleary	47,969,940	None	5,314,715	None	None
Jerome J. Jenko	47,980,009	None	5,304,646	None	None
Donald J. Sanders	48,084,501	None	5,200,154	None	None
Edward B. Speno	47,980,897	None	5,303,758	None	None
Frank D. Trestman	47,756,136	None	5,528,519	None	None
David D. Wesselink	47,205,826	None	6,078,829	None	None
C. Hunter Boll	44,184,008	None	None	None	None
Thomas M. Hagerty	44,184,008	None	None	None	None
David V. Harkins	44,184,008	None	None	None	None
Thomas H. Lee	44,184,008	None	None	None	None
(2) The approval of an amendment to the Metris Companies Inc. Amended and Restated Long-Term Incentive and Stock Option Plan:

				Broker
For	Against	Withheld	Abstentions	Non-Vote
71,318,938	9,335,367	None	1,034,278	None
(3) Ratification of the selection of KPMG LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005:

				Broker
For	Against	Withheld	Abstentions	Non-Vote
96,400,238	977,502	None	90,922	None

Item 5. Other Information
None
Item 6. Exhibits
     Charter Documents:
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B dated April 26, 1999 (File No. 1-12351)).
(a)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated June 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K dated April 12, 2004 (File No. 1-12351)).

(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated September 19, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-3 dated September 29, 2000 (File No. 1-12351)).

(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated March 24, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B dated April 26, 1999 (File No. 1-12351)).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-12351)).
     Instruments Defining Rights:
4.1	Certificate of Designation of Series C Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 of MCI’s Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).
(a)	Amended and Restated Certificate of Designation of Series C Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to MCI’s Registration Statement on Form S-3 (File No. 333-82007)).
4.2	Certificate of Designation of Series D Junior Participating Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 of MCI’s Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).
4.3	Registration Rights Agreement, dated as of December 9, 1998, between MCI and the Investors named therein (incorporated by reference to Exhibit 10.3 to MCI’s Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).
4.4	Form of common stock certificate of MCI (incorporated by reference to Exhibit 4.3 to MCI’s Registration Statement on Form S-8 (File No. 333-91917)).
4.5	Indenture, dated as of July 13, 1999, by and among MCI, Metris Direct, Inc. and The Bank of New York, including Form of 10.125% Senior Notes due 2006 and Form of Guarantee (incorporated by reference to Exhibit 4.1 to MCI’s Registration Statement on Form S-4 (File No. 333-86695)).
(a)	First Supplemental Indenture, dated as of February 28, 2000, among MCI, the Guarantors named therein and The Bank of New York, (incorporated by reference to Exhibit 4.1 to MCI’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 1-12351)).

(b)	Second Supplemental Indenture, dated as of February 2, 2001, among MCI, the Guarantors named therein and The Bank of New York (incorporated by reference to Exhibit 4.7(b) to MCI’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12351)).

(c)	Agreement of Resignation, Appointment and Acceptance, dated as of February 20, 2002, among MCI, The Bank of New York, as Prior Trustee, and US Bank National Association, as Successor Trustee (incorporated by reference to Exhibit 4.7(c) to MCI’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12351)).
4.6	Exchange and Registration Rights Agreement, dated as of July 13, 1999, by and among MCI, Bear, Stearns & Co. Inc., Chase Securities Inc., Salomon Smith Barney Inc. and Barclays Capital Inc., relating to the new notes (incorporated by reference to Exhibit 4.2 to MCI’s Registration Statement on Form S-4 (File No. 333-86695)).
     Material Contracts:
10.1	Amendment to the Modified Operating Agreement between Direct Merchants Credit Card Bank, National Association and the Office of the Comptroller of the Currency dated April 7, 2005 (Incorporated by reference to Exhibit 99.1 to MCI’s Current Report on Form 8-K filed with the SEC on April 11, 2005 (File No. 1-12351)).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d 14(a).

32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRIS COMPANIES INC. (Registrant)
Date: August 9, 2005	By:	/s/ William A. Houlihan
William A. Houlihan
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer of Registrant)