Form 10-Q
period 2005-09-30
METRIS COMPANIES INC
filed 2005-11-09
CIK 1021061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

Yes ☑	No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
As of October 31, 2005, 58,492,676 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

METRIS COMPANIES INC.
FORM 10-Q

September 30, 2005

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
     These risks and uncertainties include, but are not limited to: our actions, combined with the actions of other credit card companies, to change cardholder terms and conditions in order to comply with regulations issued by the Federal Financial Institutions Examination Council (“FFIEC”) create additional uncertainty regarding future levels of delinquencies, charge-offs and excess spread and the performance of our credit card portfolio in the future; the potential impact of any failure to operate in accordance with directives from the Office of the Comptroller of the Currency (“OCC”), including those in our Modified Operating Agreement; the ability of regulators to impose restrictions on Direct Merchants Credit Card Bank, National Association, that could negatively impact our operations or financial results; the risk that failure to comply with applicable laws, regulations, and credit card association bylaws and adverse changes in those laws, regulations, or credit card association bylaws could have a negative impact on our financial results and could adversely affect our ability to conduct our business in a profitable manner; that the occurrence of certain events could result in early amortization (required repayment) of the securities issued by the Metris Master Trust; that credit card receivables generated by our target consumers generally have higher default rates and our target consumers may be impacted more by general economic and social factors than higher credit quality consumers; that we require a high degree of liquidity to operate our business, and an inability to access funding at the times and in the amounts that we need could adversely affect our ability to operate or our financial results; that changes in the interest rates on the funds we borrow and the amounts we loan to our credit card customers could adversely affect our financial results; the fact that we face intense competition; the fact that our financial results could be negatively impacted by fluctuations in the valuation of our retained interests in our securitizations; the fact that changes in the credit card market as a result of recent judicial decisions with MasterCard® and Visa® could adversely affect our financial results; the long-term impact from recent changes in bankruptcy legislation could adversely impact the excess spread generated in the Metris Master Trust; and the fact that we are exposed to other industry-wide risks that could adversely affect our financial performance.
     In addition, our proposed merger with HSBC Finance Corporation entails the following additional risks and uncertainties: the fact that completion of the merger is dependent on, among other things, receipt of stockholder and regulatory approvals, the timing of which cannot be predicted with precision and which may not be received at all; the occurrence of any circumstance or event that would constitute a material adverse effect with respect to the Company for purposes of the merger agreement; adverse governmental or regulatory policies; failure to resolve the Company’s pending Securities and Exchange Commission (“SEC”) investigation in the manner contemplated by the terms of the merger agreement; and the loss of key employees as the result of the announcement of the proposed merger.
     The risks and uncertainties not associated with completion of the merger with HSBC Finance Corporation are discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 in Item 1 of such report under the heading “Risk Factors.” Certain of these and other risks and uncertainties, including matters related to the completion of the merger with HSBC Finance Corporation, are also discussed herein in “Legal Proceedings” on pages 39-40, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16-38 hereof, and “Quantitative and Qualitative Disclosures About Market Risk” on page 38-39 hereof. Although we have attempted to list comprehensively the major risks and uncertainties, other factors may in the future prove to be important in causing actual results to differ materially from those contained in any forward-looking statement. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date thereof. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. Financial Information
ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS
METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,
	2005	December 31,
	(unaudited)	2004
Assets
Cash and due from banks	$25,248	$25,198
Federal funds sold	22,005	22,450
Short-term investments	58,786	43,070

Cash and cash equivalents	106,039	90,718
Available for sale securities	61,100	306,409
Liquidity reserve deposit	86,284	79,746
Credit card loans, net of allowance of $1,645 and $12,409, respectively	2,586	55,821
Retained interests in loans securitized	851,143	784,135
Property and equipment, net	21,737	24,135
Other receivables due from credit card securitizations, net	80,874	68,021
Other assets	51,707	72,494

Total assets	$1,261,470	$1,481,479

Liabilities
Debt	$—	$373,624
Accounts payable	34,766	37,619
Accrued expenses and other liabilities	162,064	122,934

Total liabilities	196,830	534,177

Stockholders’ Equity
Convertible preferred stock — par value $.01 per share; 10,000,000 shares authorized, 1,476,680 and 1,381,327 shares issued and outstanding, repectively	550,064	514,545
Common stock, par value $.01 per share; 300,000,000 shares authorized, 65,547,601 and 65,182,416 shares issued, respectively	655	652
Paid-in capital	237,865	233,989
Unearned compensation	(286)	—
Treasury stock - 7,055,300 shares	(58,308)	(58,308)
Retained earnings	334,650	256,424

Total stockholders’ equity	1,064,640	947,302

Total liabilities and stockholders’ equity	$1,261,470	$1,481,479

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per-share data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Loss on new securitizations of receivables to the Metris Master Trust	$(7,106)	$—	$(49,313)	$(91,886)
Gain (loss) on replenishment of receivables to the Metris Master Trust	736	(21,972)	(21,890)	(71,353)
Discount accretion	58,355	63,747	180,187	185,287
Interest-only revenue	121,798	87,316	307,186	217,385
Change in fair value of retained interests in loans securitized	(20,027)	25,518	781	94,202
Transaction and other costs	(2,755)	(6,634)	(15,253)	(91,018)

Securitization income	151,001	147,975	401,698	242,617
Servicing income on securitized receivables	27,947	32,496	85,640	102,580
Credit card loan and other interest income	2,161	4,549	10,320	14,665
Credit card loan fees, interchange and other income	652	3,736	5,352	19,816
Enhancement services income	2,748	5,692	9,174	20,148
Gain on sale of membership and warranty business	—	—	1,800	—

Total revenues	184,509	194,448	513,984	399,826

Expenses
Interest	456	14,056	16,357	46,701
(Benefit) provision for loan losses	(771)	1,408	(6,322)	(5,175)
Marketing	34,455	17,190	87,526	48,848
Employee compensation	36,501	31,554	111,096	106,222
Data processing services and communications	12,608	12,203	36,440	42,452
Credit protection claims	4,063	3,421	13,506	14,805
Occupancy and equipment	4,621	5,442	14,275	17,827
Other	18,346	23,985	74,553	75,095

Total expenses	110,279	109,259	347,431	346,775

Income before income taxes	74,230	85,189	166,553	53,051
Income tax expense	20,569	23,425	52,808	20,003

Net income	53,661	61,764	113,745	33,048
Convertible preferred stock dividends	12,104	11,073	35,519	32,494

Net income after preferred dividends	41,557	50,691	78,226	554

Earnings per share
Distributed	$—	$—	$—	$—
Undistributed	0.40	0.49	0.75	0.01

Total Basic	$0.40	$0.49	$0.75	$0.01

Total Diluted	$0.39	$0.48	$0.74	$0.01

Shares used to compute earnings per share
Basic	58,435	57,981	58,293	57,899
Diluted	59,361	58,915	59,095	58,830
See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands) (unaudited)

			Convertible						Total
	Number of Shares		Preferred	Common	Paid-In	Unearned	Treasury	Retained	Stockholders’
	Preferred	Common	Stock	Stock	Capital	Compensation	Stock	Earnings	Equity
Balance at December 31, 2003	1,264	57,807	$470,728	$649	$229,655	$(27)	$(58,308)	$266,496	$909,193
Net loss	—	—	—	—	—	—	—	33,048	33,048
Convertible preferred stock dividends	87	—	32,494	—	—	—	—	(32,494)	—
Issuance of common stock under employee benefit plans	—	287	—	2	3,477	—	—	—	3,479
Deferred compensation obligations	—	—	—	—	(85)	—	—	—	(85)
Restricted stock forfeitures	—	(50)	—	—	(5)	4	—	—	(1)
Amortization of restricted stock	—	—	—	—	—	23	—	—	23

Balance at September 30, 2004	1,351	58,044	$503,222	$651	$233,042	$—	$(58,308)	$267,050	$945,657

Balance at December 31, 2004	1,381	58,127	$514,545	$652	$233,989	$—	$(58,308)	$256,424	$947,302
Net income	—	—	—	—	—	—	—	113,745	113,745
Convertible preferred stock dividends	96	—	35,519	—	—	—	—	(35,519)	—
Issuance of common stock under employee benefit plans	—	327	—	3	3,408	—	—	—	3,411
Issuance of restricted stock	—	38	—	—	468	(468)	—	—	—
Amortization of restricted stock	—	—	—	—	—	182	—	—	182

Balance at September 30, 2005	1,477	58,492	$550,064	$655	$237,865	$(286)	$(58,308)	$334,650	$1,064,640

See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating Activities
Net income	$113,745	$33,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(159,273)	(157,845)
Benefit for loan losses	(6,322)	(5,175)
Loss from credit card securitizations	71,203	163,239
Gain on sale of membership and warranty business	(1,800)	—
Market loss on derivative financial instruments	1,297	8,564
Changes in operating assets and liabilities, net:
Liquidity reserve deposit	(6,538)	503
Fair value of retained interests in loans securitized	(781)	(94,202)
Spread accounts receivable	21,024	207,520
Other receivables due from credit card securitizations, net	(12,853)	5,773
Accounts payable	(2,853)	5,883
Accrued expenses and other liabilities	34,199	16,290
Other	16,223	20,825

Net cash provided by operating activities	67,271	204,423

Investing Activities
Proceeds from sales of available for sale securities	1,743,076	1,982,187
Purchases of available for sale securities	(1,497,767)	(2,097,891)
Net loans collected	708,692	1,125,207
Net repayments of securitized loans	(627,402)	(1,215,200)
Proceeds from sales of credit card portfolios to third parties	—	27,870
Net additions to property and equipment	(4,230)	(1,984)

Net cash provided by (used in) investing activities	322,369	(179,811)

Financing Activities
Proceeds from issuance of debt	—	283,974
Repayment of debt	(375,000)	(202,724)
Proceeds from issuance of common stock	681	3,479

Net cash (used in) provided by financing activities	(374,319)	84,729

Net increase in cash and cash equivalents	15,321	109,341
Cash and cash equivalents at beginning of period	90,718	130,510

Cash and cash equivalents at end of period	$106,039	$239,851

Supplemental disclosures and cash flow information
Cash paid (received) during the period for:
Interest	$24,124	$36,945
Income taxes	15,956	(34,997)
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
Interim Financial Statements
     We have prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly our consolidated financial position and the results of our operations and our cash flows for the interim periods. You should read these consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The nature of our business, including the timing of asset-backed securitization transactions and seasonal payment patterns, is such that the results of any interim period may not be indicative of the results to be expected for the entire year.
Pervasiveness of Estimates
     We have prepared the consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The most significant and subjective of these estimates is our determination of the fair value of “Retained interests in loans securitized.” The significant factors susceptible to future change that have an impact on this estimate include default rates, net interest spreads, payment rates, liquidity and the ability to finance future receivables activity and overall economic conditions. As a result, the fair value of our “Retained interests in loans securitized” as of September 30, 2005 and December 31, 2004, could materially differ from these estimates.
Comprehensive Income
     During the three- and nine-month periods ended September 30, 2005 and 2004, we did not have any other comprehensive income as defined by Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income.” As such, net income equals comprehensive income for all periods presented.

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
     The following table presents the computation of earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income	$53,661	$61,764	$113,745	$33,048
Convertible preferred stock dividends	12,104	11,073	35,519	32,494

Net income after preferred dividends	$41,557	$50,691	$78,226	$554

Convertible preferred stock dividends	$12,104	$11,073	$35,519	$32,494
Weighted average preferred shares	1,444	1,321	1,413	1,293

Distributed earnings per share — Preferred	8.38	8.38	25.14	25.13

Undistributed income	$41,557	$50,691	$78,226	$554
Preferred ownership on a converted basis	44%	44%	44%	44%

Preferred stockholders’ interest in undistributed income	$18,285	$22,304	$34,419	$244

Weighted average preferred shares	1,444	1,321	1,413	1,293

Undistributed earnings per share — Preferred	$12.66	$16.88	$24.36	$0.19

Undistributed income	$41,557	$50,691	$78,226	$554
Common ownership	56%	56%	56%	56%

Common stockholder interest in undistributed income	$23,272	$28,387	$43,807	$310

Weighted average common shares outstanding — Basic	58,435	57,981	58,293	57,899
Common share equivalents	926	934	802	931

Shares used to compute earnings per common share — Diluted	59,361	58,915	59,095	58,830

Total basic earnings per share — Common	$0.40	$0.49	$0.75	$0.01
Total diluted earnings per share — Common	$0.39	$0.48	$0.74	$0.01

NOTE 3 — SHARE-BASED COMPENSATION PLANS
     We recognize compensation expense for share-based employee compensation plans based on the difference, if any, between the quoted market price of the stock on the measurement date and the amount an employee must pay to acquire the stock. No expense has been recorded related to stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the measurement date. During the three-month period ended September 30, 2005, we did not issue any restricted stock units to employees, compared to 100,000 for the comparable period in 2004. During the nine-month period ended September 30, 2005, we issued approximately 496,000 restricted stock units to employees, compared to 958,000 for the comparable period in 2004. The restricted stock units vest over one to eight and one- to six-year periods, respectively, if certain earnings targets are met, or in some cases, if a change of control occurs. If certain earnings targets are not met, the restricted stock units are cancelled. Upon vesting, each restricted stock unit converts to one share of common stock that is distributable to the employee. The fair value of the restricted stock units is expensed over the expected vesting period and included in “Employee compensation” on the consolidated statements of income and “Accrued expenses and other liabilities” on the consolidated balance sheets. We recognized approximately $1.5 million and $0.6 million in expenses related to restricted stock units, net of related tax benefit, for the three-month periods ended September 30, 2005 and 2004, respectively, and approximately $4.5 million and $0.8 million in expense related to restricted stock units, net of related tax benefit, for the nine-month periods ended September 30, 2005 and 2004, respectively.
     The Company’s Employee Stock Purchase Plan and Non-Qualified Employee Stock Purchase Plan were suspended during the quarter ended September 30, 2005. The suspension of both programs occurred as a result of the Company entering into a definitive agreement to be acquired by HSBC Finance Corporation. This suspension had no impact on our consolidated financial statements.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income	$53,661	$61,764	$113,745	$33,048
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	1,463	551	4,475	836
Deduct: Annual share-based employee compensation expense (benefit) determined based on the fair value for all awards, net of related tax effects	1,052	1,666	2,788	(3,212)

Pro forma net income	$54,072	$60,649	$115,432	$37,096

Earnings per share:
Basic — as reported	$0.40	$0.49	$0.75	$0.01

Basic — pro forma	$0.40	$0.48	$0.77	$0.04

Diluted — as reported	$0.39	$0.48	$0.74	$0.01

Diluted — pro forma	$0.40	$0.47	$0.76	$0.04

Weighted-average assumptions in option valuation:
Risk-free interest rates	4.3%	3.0%	4.3%	3.0%
Stock volatility factor	82.1%	127.4%	82.1%	128.0%
Expected life of options (in years)	2.8	2.7	2.8	2.7
The above pro forma amounts may not be representative of the effects on net earnings for future periods.

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123 Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and its related implementation guidance. SFAS 123R was originally intended to be effective as of the beginning of the first interim or annual reporting period that began after June 15, 2005. On April 15, 2005, the SEC amended the date for compliance with SFAS 123R, such that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with the guidance beginning with the interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The amendment results in a six month delay for required compliance from the original effective date of July 1, 2005. The Company intends to adopt the provisions of SFAS 123R effective January 1, 2006. The impact on compensation expense related to the equity instruments outstanding as of December 31, 2005 is not expected to be material. However, the final impact to compensation expense will be dependent on the number of equity instruments granted during any year, including their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.
NOTE 4 — AVAILABLE FOR SALE SECURITIES
     Our “Available for sale securities” portfolio consists solely of investments in AA/Aa2 or higher rated auction rate securities. Auction rate securities are term debt and/or equity securities earning income at a rate that is frequently reset to reflect current market conditions via an auction. Equity securities available for sale are those auction rate securities with perpetual maturity dates. The following table shows the fair value and cost of term debt and equity auction rate securities outstanding at September 30, 2005 and December 31, 2004, respectively.

	Fair Value and Cost of Available for Sale
	Securities Outstanding as of
	September 30,	December 31,
Debt Securities	2005	2004
Legal Final Maturity Date Less than 1 year	$—	$10,000
1 year - 5 years	—	10,000
5 years - 10 years	—	—
Over 10 years	23,100	24,420

Total Debt Securities	23,100	44,420

Equity Securities	38,000	261,989

Total Available for Sale Securities	$61,100	$306,409

     Actual maturities of our available for sale debt securities will vary from their legal final maturity because on each reset date, we buy and sell securities at par. As of September 30, 2005 and December 31, 2004, reset dates ranged from two to 31 days. At all times, we invest in securities with reset dates of 90 days or less. Due to the frequency with which the yields on these securities reset, cost approximates fair market value, and there is no resulting other comprehensive income.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES
     The activity in the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance at beginning of period	$3,751	$15,375	$12,409	$45,492
Allowance related to assets re-acquired	—	1	(170)	1,946
(Benefit) provision for loan losses	(771)	1,408	(6,322)	(5,175)
Principal receivables charged-off	(1,613)	(2,983)	(6,726)	(29,904)
Recoveries	278	492	2,454	1,934

Net principal receivables charged-off	(1,335)	(2,491)	(4,272)	(27,970)

Balance at end of period	$1,645	$14,293	$1,645	$14,293

     “Credit card loans” greater than 30 days contractually past due for the periods ended September 30, 2005 and 2004, were $0.9 million and $8.8 million, respectively. On May 2, 2005, we sold approximately $52 million in credit card receivables from Direct Merchants Bank to MCI. MCI subsequently sold a majority of those loans to the Metris Master Trust. Included in principal receivables charged-off for the nine-month period ended September 30, 2005, is the impact of selling these loans. On April 30, 2004, we sold approximately $38 million of “Credit card loans,” which had a carrying value of $27.7 million, from Direct Merchants Bank to a third party. Proceeds from the sale were approximately $27.9 million. Included in principal receivables charged-off for the nine-month period ended September 30, 2004, is the impact of selling these loans.
NOTE 6 — RETAINED INTERESTS IN LOANS SECURITZED
     The following table shows the fair value of the components of the “Retained interests in loans securitized” as of September 30, 2005 and December 31, 2004, respectively.

	September 30,	December 31,
	2005	2004
Contractual retained interests	$542,129	$537,945
Excess transferor’s interest	146,056	105,237
Interest-only strip receivable	110,330	82,672
Spread accounts receivable	52,628	58,281

Retained interests in loans securitized	$851,143	$784,135

     The significant assumptions used in estimating the fair value of “Retained interests in loans securitized” as of September 30, 2005 and December 31, 2004, are as follows:

	September 30,	December 31,
	2005	2004
Monthly principal payment rate	6.7%	5.9%
Gross yield (1)	26.2%	25.9%
Annual interest expense and servicing fees	5.8%	5.0%
Annual gross principal default rate	16.7%	18.4%
Discount rate:
Contractual retained interests/Excess transferor’s interest/ Spread accounts receivable	15.0%	16.0%
Interest-only strip receivable	30.0%	30.0%
Weighted average months-to-maturity	13.7	20.1
Weighted average enhancement level (2)	12.7%	12.1%
Gross receivables held in the Metris Master Trust, net of discount (3)	94.0%	92.3%

(1) Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries. Gross yield for purposes of estimating fair value does not include cash flows from interchange income or cash advance fees.

(2) Includes contractual retained interest and required minimum spread reserve deposits.

(3) Represents the ratio of “Retained interests in loans securitized” (contractual retained interests, excess transferor’s interest, spread accounts receivable and interest-only strip receivable) plus investors interests in securitized receivables accounted for as sales to gross receivables in the Metris Master Trust plus the gross spread accounts receivable.

     At September 30, 2005, the sensitivity of the current fair value of the retained interests to immediate 10% and 20% adverse changes are as follows (in millions):

	Adverse Impact on Fair Value
	10% Adverse Change	20% Adverse Change
Annual discount rate	$14.8	$29.2
Monthly principal payment rate	4.2	9.1
Annual gross yield	83.0	160.9
Annual interest expense and servicing fees	29.2	57.9
Annual gross principal default rate	51.7	98.1
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
     Each share of preferred stock is convertible into 30 shares of common stock and, if converted on or before December 9, 2005, a premium amount guaranteeing dividends at the 9% rate through December 9, 2005. The preferred stockholders are able to convert at any time, and the preferred shares automatically convert into common shares after December 9, 2005, if the common stock trades at a share price of $21.33 or more for 20 consecutive days. As of September 30, 2005, the preferred stock is convertible into 45,053,541 common shares, or approximately 43.5% of the outstanding common stock on a converted basis.
     Before December 9, 2008, all of the preferred stock may be redeemed by paying 103% of the redemption price of $372.50 per share and any accrued dividends at the time of redemption, but only when (i) the common stock has traded at a share price of $21.33 or more for the most recent 20 consecutive trading days, and (ii) MCI has an unsecured corporate debt rating of at least Baa3 from Moody’s Investors Service, Inc. (“Moody’s”) and BBB- from Standard & Poor’s Rating Services (“S&P”). After December 9, 2008, we also have the option to redeem the preferred stock without restriction, and without a premium, at $372.50 per share and any accrued dividends.
     If a Change in Control were to occur, we are obligated to offer redemption of the preferred stock for cash at 101% of the greater of (i) the as-converted value of the preferred stock, or (ii) $372.50 per share of preferred stock plus accrued and unpaid dividends payable at the rate of 9% per annum through December 9, 2005 (such greater amount referred to as the “Liquidation Preference”). THL Partners has the right, but is not obligated, to accept redemption of the preferred stock. If an offer of redemption is not made, a Change in Control Trigger Event occurs and, as a result, (i) additional shares of preferred stock are issued to the holders of preferred stock such that the total number of outstanding shares of preferred stock equals the Liquidation Preference divided by $372.50, (ii) the preferred stock dividend rate increases to 11.5% before December 9, 2008, and 15% thereafter, and dividends are due quarterly in cash, and (iii) MCI becomes subject to limitations on indebtedness, the issuance of capital stock and we cannot pay any dividends or make distributions on stock. If MCI fails to comply with any of the changes in terms, the dividend rate increases another 2% and THL Partners can require the Company to purchase the preferred stock at 101% of the Liquidation Preference.
NOTE 8 — INCOME TAXES
     A reconciliation of our effective income tax rate compared to the statutory federal income tax rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	0.5	0.8	0.8
Valuation allowance	(2.0)	(9.1)	(2.1)	—
Tax reserve reduction	(6.3)	—	(2.8)	—
Other, net	0.2	1.1	0.8	1.9

Effective income tax rate	27.7%	27.5%	31.7%	37.7%

     The Company’s 1998 through 2003 federal income tax returns are under examination by the Internal Revenue Service (“IRS”). The IRS has been reviewing the Company’s tax treatment of certain credit card fees as original issue discount (“OID”). The fees at issue include late, overlimit, interchange, cash advance, annual and insufficient funds fees. Although these fees are primarily reported as income when billed for financial reporting purposes, we believe the fees create OID that should be deferred and amortized over the remaining life of the underlying credit card loans for tax purposes.
     In May 2005, the Company received a copy of a Technical Advice Memorandum Ruling (“TAM”) requested by the local IRS exam team from the IRS National Office. The TAM concludes that the Company’s late, overlimit, cash advance and insufficient funds fees should be treated as OID but that the Company’s interchange and annual fees should not be treated as OID. The TAM’s conclusions were consistent with our expectations of how the IRS would rule on this issue. We plan to continue to pursue treatment of interchange and annual fees as OID.
     The Company has proposed OID-related adjustments in the form of refund claims for some of these years. A refund for the earliest period was approved by the staff of the Congressional Joint Committee on Taxation in September 2005. As a result, the Company reduced its tax liability by $4.7 million, including interest income, in the quarter ended September 30, 2005. As of September 30, 2005 and December 31, 2004, the Company had deferred cumulative federal income tax related to this issue of approximately $97 million and $129 million, respectively.
     The valuation allowance benefits for the three- and nine-month periods ended September 30, 2005 relate to reductions in the December 31, 2004 valuation allowance, primarily associated with alternative minimum tax credit carryforwards. The valuation allowance benefit for the three-month period ended September 30, 2004 relates to reductions in the valuation allowance from the Company’s net operating loss carryforwards. This valuation allowance was initially recorded during the three months ended June 30, 2004.
NOTE 9 — MERGER UPDATE
In a Current Report on Form 8-K filed with the SEC on August 4, 2005, the Company announced that it reached a definitive agreement with HSBC Finance Corporation (“HSBC Finance”) for HSBC Finance to acquire Metris in an all-cash transaction. Upon completion of the transaction, Metris will become a wholly-owned subsidiary of HSBC Finance. Under terms of the merger agreement, Metris common stockholders will be entitled to receive $15.00 for each share of Metris common stock if the transaction closes on or before December 9, 2005. After December 9, 2005, the price per common share to the common stockholders will decrease by an amount based on the dividends in-kind that accumulate on Metris’ Series C Preferred Stock in accordance with its terms. The Board of Directors of Metris has unanimously approved the transaction, as has the Board of Directors of HSBC Finance. As part of the total consideration, the convertible preferred stock held by Thomas H. Lee Partners, L.P. will receive, in accordance with its terms, approximately $682.6 million, 101% of $15 per-share, if the transaction closes on or before December 9, 2005. Thereafter, the amount payable on the convertible preferred stock will be increased based on the dividends in-kind that accrue on such stock in accordance with its terms. The holders of the convertible preferred stock have given an irrevocable proxy to HSBC Finance to vote in favor of the transaction. Those shares represent approximately 44% of the voting rights of Metris stockholders. Total consideration payable to common stockholders, on or before December 9, 2005, is approximately $910.4 million. The acquisition is subject to certain conditions, including resolution of the potential civil injunctive action of the SEC against Metris as disclosed by the Company on July 12, 2005, approval by the stockholders of Metris, and various regulatory consents. Metris and HSBC Finance have made all regulatory filings required to date. On November 3, 2005, the OCC gave its approval for the merger of Direct Merchants Bank with and into HSBC Bank Nevada, N.A. immediately subsequent to the merger itself. That approval is a condition to consummation of the merger. The Metris Board of Directors has set November 30, 2005, as the date for Metris stockholders to vote on the proposed transaction. If the merger is approved at the stockholder meeting, subject to receipt of regulatory consents and satisfaction of other conditions, Metris and HSBC Finance expect to complete the merger in early December.

ITEM 2.
METRIS COMPANIES INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
     The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. (“MCI”or “Metris”) and its subsidiaries. MCI’s principal subsidiaries are Direct Merchants Credit Card Bank, National Association (“Direct Merchants Bank” or “Bank”), Metris Direct, Inc. and Metris Receivables, Inc. (“MRI”). MCI and its subsidiaries, as applicable, may be referred to as “we,” “us,” “our” or the “Company.” You should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 11, 2005, for a full understanding of our financial condition and results of operations. In addition, you should read this discussion along with our consolidated financial statements and related notes thereto for the period ended September 30, 2005, included herein.
     MCI was incorporated in Delaware on August 20, 1996, and completed an initial public offering in October 1996. MCI and its subsidiaries provide financial products and services to middle market consumers throughout the United States. Our financial products and services are primarily unsecured credit cards, including the Direct Merchants Bank MasterCard® and Visa® credit cards. We also offer co-branded credit cards through partnerships with other companies. Our credit cards generate consumer loans through Direct Merchants Bank. These loans in turn generate income and cash flow from principal, interest and fee payments. The sales of our other consumer financial products, such as credit protection products, generate additional cash flow. Our earnings may fluctuate based on several factors, including securitization activity. When securitization transactions occur, we currently incur “Loss on new securitizations to the Metris Master Trust” and increased transaction costs.
     Our business results have strengthened over the last two years resulting in the improved level of net income and earnings per share in the three- and nine-month periods ended September 30, 2005. We believe this improvement has been driven by improved credit quality resulting from several factors. These factors include the operating strategies with which we manage our portfolio, significantly enhanced collection efforts and improvements in the economy. The average excess spread in the Metris Master Trust for the quarter ended September 30, 2005, was 8.49% compared to 6.83% reported for the previous quarter, and 5.58% reported for the third quarter of 2004. The increase in the excess spread has been driven primarily by improvements in the overall credit quality of the portfolio. As of September 30, 2005, the first-cycle delinquency rate in the Metris Master Trust was 4.7%, compared to 4.4% as of December 31, 2004, and 4.9% as of September 30, 2004. The two-cycle plus delinquency rate in the Metris Master Trust decreased to 8.0% as of September 30, 2005, compared to 9.2% as of December 31, 2004, and 9.7% as of September 30, 2004. The average principal default rate in the Metris Master Trust was 13.9% for the quarter ended September 30, 2005, compared to 15.5% in the prior quarter and 16.8% for the comparable period in 2004. Principal payment rates in the Metris Master Trust were 7.0% for the quarter ended September 30, 2005, compared to 6.5% for the prior quarter and 5.8% for the quarter ended September 30, 2004. Gross yield improved to 28.49% for the quarter ended September 30, 2005, from 27.99% for the quarter ended June 30, 2005, and 26.49% for the quarter ended September 30, 2004. We continue to expect monthly and quarterly fluctuations in both excess spread and delinquencies resulting from several factors, including seasonal trends.
     On October 17, 2005, the federal Bankruptcy Abuse Prevention and Consumer Protection Act became law. The purpose of this new law was to establish income measures that determine a petitioners’ eligibility to file for Chapter 7 bankruptcy protection. As a result of the then pending deadline to file bankruptcy under the previous law, we saw a significant increase in bankruptcy filings during the September and October time periods. Specifically, we saw a 49.3% and a 160.7% increase in the percentage of our credit card accounts filing bankruptcy during September and October, respectively, over the comparable prior year periods. We believe the majority of these filings represent an acceleration of first and second quarter 2006 charge-offs into the fourth quarter of 2005. This belief is due to the fact that approximately 84% of these filings were related to credit card receivables that were two-cycle plus delinquent, which has historically been an indication that many of these receivables would ultimately charge-off. As a result of these higher filings and the related charge-offs, we expect the fourth quarter average excess spread in the Metris Master Trust to decrease between 350 and 450 basis-points from the third quarter of 2005, with the low point in excess spread being the month of December 2005 at an estimated range of zero to 2%. We expect the resulting excess spreads will have no effect on the payment of principal or interest on any outstanding asset-backed securities issued by the Metris Master Trust and we do not expect that an amortization event will occur with respect to any outstanding series of the Metris Master Trust. Furthermore, we expect this lower excess spread will restrict the release of approximately $50 million to $75 million in cash restricted due to performance from the Metris Master Trust during the first half of 2006. We expect to have adequate liquidity during the period that cash is restricted from release to the Company.
     During the quarter ended September 30, 2005, there have been several environmental factors, including the impact of hurricanes in the Gulf Coast region, which have negatively impacted our customers. The Company has taken action to proactively waive approximately $3.0 million in fee and interest payments for many of our customers affected by Hurricane Katrina, and has decided to allow the deferral of approximately $3.3 million in payments for customers most affected by the storms. We believe approximately 2% of our managed receivables may have been directly affected by the impact of Hurricane Katrina, and although we cannot predict how quickly people will recover from these natural disasters, we do believe the actions taken will mitigate some of the negative impact to our portfolio.
     The effects of Hurricane Katrina have also contributed to the ongoing higher level of energy costs that the country has experienced over the last few months. We have noticed a trend in customer spending that is consistent with third-party reports regarding the impact of higher gas and oil prices on consumers’ finances. Our customers’ average gasoline purchase has increased approximately six dollars per transaction over the last 12 to 15 months, and the number of gasoline transactions as a percentage of total transactions on our credit cards has also increased approximately 20% during that same time. However, our analysis shows that our customers have reduced spending on other items to manage the impact on their overall debt burden, and continue to show improved payment characteristics resulting in the highest portfolio payment rates in Company history.
     The one-month London Interbank Offered Rate (“LIBOR”), the index which primarily drives our cost of funds, increased to 3.86% as of September 30, 2005, from 2.40% at December 31, 2004. This increase, and potential future increases, will result in a higher cost of funds on securities issued out of the Metris Master Trust, which is partially offset by higher yields on our credit card portfolio. We believe the impacts to our financial statements that result from increases in interest rates may be mitigated by a variety of management strategies, including, but not limited to, interest rate caps, portfolio re-pricing or the future issuance of fixed rate asset backed securities debt. For further information on the impact to us resulting from changes in interest rates, refer to Item 3 – Quantitative and Qualitative Disclosures about Market Risk on pages 38-39 of this Report.
     In January 2003, the FFIEC issued guidance with respect to various account management practices for financial institutions engaged in credit card lending. The guidance provides requirements for certain operational and accounting policies, including requirements for credit card lenders to ensure cardholder balances amortize over time. The guidance is designed to bring consistency in practice among credit card lenders. We are in compliance with most aspects of the FFIEC guidance and have been moving ahead with a multi-phased approach to address the receivable amortization aspects of the guidance. Full implementation should occur by year-end 2005, at which time our portfolio will be operating under minimum payment terms that should satisfy the amortization timeframes set forth by our regulators. We will deploy various strategies intended to minimize the increased delinquency that otherwise may result from our changes in contractual terms for our cardholders. These strategies will include limiting fee billings, modifying minimum payment requirements, and / or reducing customers’ interest rates. Such changes will have a significant impact on billed revenues, but a smaller impact on cash collected. This impact on cash collected will be reflected in our interest-only revenues. Furthermore, other credit card companies will be implementing similar changes to their customer accounts. The actions of other credit card companies, combined with our changes, create additional uncertainty regarding future levels of delinquencies and charge-offs. We do not anticipate any significant impact to 2005 excess spread due to these changes. However, we believe the changes will negatively impact the trend we otherwise would have seen in Metris Master Trust excess spread in 2006 and subsequent years. The impact of fully adopting this guidance on our customers and the performance of our portfolio will not occur until 2006.
     The improvements we have seen in our cash flow, and lower capital requirements at Direct Merchants Bank, allowed us to eliminate our remaining corporate debt during the third quarter of 2005. In July 2005, the Company made an optional prepayment of $30.0 million on its Senior Notes due July 2006. On August 15, 2005, an additional optional prepayment of $49.1 million was made on the Senior Notes, paying off those Senior Notes in full.

     The continued improvements in our business results have also allowed us to invest more heavily in new marketing programs. During the quarter ended September 30, 2005, we generated approximately 249,000 new credit card accounts, compared to 118,000 new credit card accounts for the same period in 2004. For the nine-month period ended September 30, 2005, we generated approximately 577,000 new credit card accounts compared to 272,000 new credit card accounts for the comparable prior year period. Our new credit card account growth remains focused on our traditional target market, the middle-market consumer. We are comfortable increasing our new credit card account originations due to the continued strong results we are experiencing in our 2003 and 2004 vintages, our improved liquidity position and the improved performance of the Metris Master Trust. We have also experienced an improvement in delinquencies in comparing our 2003 and 2004 vintages to our 2002 vintages at the same point in time. Credit card account originations in 2005 continue to reflect the discipline exhibited in our 2003 and 2004 originations and we expect these improved results to create a more reliable, predictable and long-term receivables base. We will continue to leverage our account origination strategies, including our efforts to penetrate the Hispanic customer segment, our partnership and third-party marketing efforts and test additional products, channels and incremental prospects. During 2005, we made significant progress in our efforts to increase our partnership marketing efforts by signing new partnership agreements, by extending our relationship with existing partners and by expanding the network through which we issue our credit cards.
     On July 12, 2005, the Company announced that it had received a Wells Notice from the staff of the SEC in connection with the previously-disclosed SEC investigation concerning the Company’s reporting and treatment of its allowance for loan losses for 2001, its valuation of “Retained interests in loans securitized” and other matters. The staff has subsequently informed the Company that it is the intention of the staff not to recommend that the SEC bring an enforcement action against the Company with respect to that investigation. The staff’s recommendation is subject to review and final action by the SEC, and there can be no assurance that the SEC will follow the staff’s recommendation.
     In a Current Report on Form 8-K filed with the SEC on August 4, 2005, the Company announced that it reached a definitive agreement with HSBC Finance Corporation (“HSBC Finance”) for HSBC Finance to acquire Metris in an all-cash transaction. Upon completion of the transaction, Metris will become a wholly-owned subsidiary of HSBC Finance. Under terms of the merger agreement, Metris common stockholders will be entitled to receive $15.00 for each share of Metris common stock if the transaction closes on or before December 9, 2005. After December 9, 2005, the price per common share to the common stockholders will decrease by an amount based on the dividends in-kind that accumulate on Metris’ Series C Preferred Stock in accordance with its terms. The Board of Directors of Metris has unanimously approved the transaction, as has the Board of Directors of HSBC Finance. As part of the total consideration, the convertible preferred stock held by Thomas H. Lee Partners, L.P. will receive, in accordance with its terms, approximately $682.6 million, 101% of $15 per-share, if the transaction closes on or before December 9, 2005. Thereafter, the amount payable on the convertible preferred stock will be increased based on the dividends in-kind that accrue on such stock in accordance with its terms. The holders of the convertible preferred stock have given an irrevocable proxy to HSBC Finance to vote in favor of the transaction. Those shares represent approximately 44% of the voting rights of Metris stockholders. Total consideration payable to common stockholders, on or before December 9, 2005, is approximately $910.4 million. The acquisition is subject to certain conditions, including resolution of the potential civil injunctive action of the SEC against Metris as discussed above, approval by the stockholders of Metris, and various regulatory consents. Metris and HSBC Finance have made all regulatory filings required to date. On November 3, 2005, the OCC gave its approval for the merger of Direct Merchants Bank with and into HSBC Bank Nevada, N.A. immediately subsequent to the merger itself. That approval is a condition to consummation of the merger. The Metris Board of Directors has set November 30, 2005, as the date for Metris stockholders to vote on the proposed transaction. If the merger is approved at the stockholder meeting, subject to receipt of regulatory consents and satisfaction of other conditions, Metris and HSBC Finance expect to complete the merger in early December.

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
     Transferor’s interest represents an undivided interest in receivables that are not pledged to support a specific series or class, and represent our interest in the excess principal receivables held in the Metris Master Trust. The fair value is determined in the same manner as the contractual retained interests and is discounted based on 12 months to maturity. We have subordinated our rights to the excess cash flows on the receivables underlying the transferor’s interest, thus they are included in the value of the interest-only strip receivable.
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
Results of Operations
Three Months Ended September 30, 2005 and 2004
     Net income for the quarter ended September 30, 2005, was $53.7 million, an $8.1 million decrease from $61.8 million for the quarter ended September 30, 2004.
     “Securitization income” was $151.0 million for the quarter ended September 30, 2005, compared to $148.0 million for the comparable period in 2004. The following table details “Securitization income” for the quarters ended September 30, 2005 and 2004, respectively.
Table 1: Analysis of Securitization Income
(In thousands)

	Three Months Ended
	September 30,
	2005		2004
Loss on new securitizations of receivables to the Metris Master Trust:
Paired series transactions	$(7,106	)(1)	—

	(7,106)		—
Gain (loss) on replenishment of receivables to the Metris Master Trust	736		(21,972)
Discount accretion	58,355		63,747
Interest-only revenue:
Gross yield (2)	393,419		428,183
Principal defaults	(193,587)		(275,075)
Interest expense and servicing fees	(78,034)		(65,792)

	121,798		87,316

Change in fair value of retained interests in loans securitized	(20,027)		25,518
Transaction and other costs	(2,755)		(6,634)

Securitization income	$151,001		$147,975

(1) Loss represents $73.8 million retained bond (9.0% to 9.5% required subordination) discounted at 15% for 2.3 months and a $4.6 million decrease in the interest-only strip receivable.

(2) Includes cash flows from finance charges, late, overlimit, debt waiver and cash advance fees, bad debt recoveries and interchange income.

     “Loss on new securitizations of receivables to the Metris Master Trust” was $7.1 million for the quarter ended September 30, 2005, a decrease of $7.1 million from $0 for the quarter ended September 30, 2004. The decrease was caused by the fact that there was no securitization activity during the third quarter of 2004.
     “Discount accretion” was $58.4 million for the quarter ended September 30, 2005, a $5.3 million decrease from $63.7 million for the quarter ended September 30, 2004. The decrease was primarily due to lower securitization borrowing levels.
     “Gain (loss) on replenishment of receivables to the Metris Master Trust” was income of $0.7 million for the quarter ended September 30, 2005, a $22.7 million increase from a loss of $22.0 million for the quarter ended September 30, 2004. The increase was primarily due to higher excess spread assumptions and lower weighted average months to maturity used in calculating the loss on replenishment.
     “Interest-only revenue” was $121.8 million for the quarter ended September 30, 2005, a $34.5 million or 39.5% increase from $87.3 million for the quarter ended September 30, 2004. The increase was primarily due to a 291-basis-point increase in the three month average excess spread in the Metris Master Trust, partially offset by a $918 million reduction in average principal receivables held by the Metris Master Trust between the two periods.
     “Change in fair value of retained interests in loans securitized” was a loss of $20.0 million for the quarter ended September 30, 2005, a $45.5 million decrease from income of $25.5 million for the quarter ended September 30, 2004. The decrease was primarily due to a $15.3 million decrease in the change in fair market value associated with the impact of receivable attrition on a higher interest-only strip receivable, an $18.1 million smaller increase in the change in the fair market value of the interest-only strip receivable related to a smaller increase in excess spread assumptions for the quarter, and a $12.1 million decrease related to lower spread reserve releases in the third quarter of 2005.
     “Transaction and other costs” were $2.8 million for the quarter ended September 30, 2005, a $3.8 million or 57.6% decrease from $6.6 million for the quarter ended September 30, 2004. The decrease is primarily due to a reduction in monthly facility fees incurred related to our variable funding conduit.
     “Servicing income on securitized receivables” was $27.9 million for the quarter ended September 30, 2005, a $4.6 million or 14.2% decrease from $32.5 million for the quarter ended September 30, 2004. This decrease reflects a $918 million reduction in average principal receivables held by the Metris Master Trust between the two periods.
     “Credit card loan and other interest income” and “Credit card loan fees, interchange and other income,” totaled $2.8 million for the quarter ended September 30, 2005, a $5.5 million or 66.3% decrease from $8.3 million for the quarter ended September 30, 2004. This cumulative decrease resulted primarily from the $67.0 million reduction in average owned credit card loans between the two periods.
     “Enhancement services income” was $2.7 million for the quarter ended September 30, 2005, a $3.0 million or 52.6% decrease from $5.7 million for the quarter ended September 30, 2004. The decrease resulted primarily from the declining number of memberships in a declining portfolio following the sale of our membership club and warranty business in 2003.
     “Interest expense” was $0.5 million for the quarter ended September 30, 2005, a $13.6 million or 96.4% decrease from $14.1 million for the quarter ended September 30, 2004. This decrease resulted primarily from a $432.0 million reduction in average debt outstanding between the two periods.
     “Marketing” expenses were $34.5 million for the quarter ended September 30, 2005, a $17.3 million or 100.6% increase from $17.2 million for the quarter ended September 30, 2004. This increase resulted from an increase in new credit card account marketing efforts.
     “Employee compensation” was $36.5 million for the quarter ended September 30, 2005, a $4.9 million or 15.5% increase from $31.6 million for the quarter ended September 30, 2004. This increase resulted from an increase in performance based compensation, partially offset by a reduction in the number of employees.

     “Other” expenses were $18.3 million for the quarter ended September 30, 2005, a $5.7 million or 23.8% decrease from $24.0 million for the quarter ended September 30, 2004. The following table illustrates the components of “Other” expenses for the quarters ended September 30, 2005 and 2004, respectively.
Table 2: Other Expenses
(In thousands)

	Three Months Ended
	September 30,
	2005	2004
MasterCard / Visa assessment and fees	$2,136	$1,625
Credit card fraud losses	636	696
Legal fees	2,220	2,788
Collection and risk management	2,741	3,301
Other professional fees	5,183	5,318
Purchased portfolio premium amortization	1,393	2,241
Asset impairment, lease write-offs and severance	259	1,263
Debt prepayment expenses	786	—
General and administrative expenses and other	2,992	6,753

Total other expenses	$18,346	$23,985

     The debt prepayment expenses for the three months ended September 30, 2005 related entirely to the $79.1 million in optional prepayments made on our Senior Notes due July 2006.
     The decrease in general and administrative expenses and other for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, resulted primarily from a $1.2 million reduction in expenses related to the mark to market on interest rate caps and a $0.7 million reduction in insurance costs.
Nine Months Ended September 30, 2005 and 2004
     Net income for the nine months ended September 30, 2005, was $113.7 million, an $80.7 million increase from $33.0 million for the nine months ended September 30, 2004.
     “Securitization income” was $401.7 million for the nine-month period ended September 30, 2005, compared to $242.6 million for the comparable period in 2004. The following table details “Securitization income” for the nine-month periods ended September 30, 2005 and 2004, respectively.

Table 3: Analysis of Securitization Income
(In thousands)

	Nine Months Ended
	September 30,
	2005		2004
Loss on new securitizations of receivables to the Metris Master Trust:
Defeasance of maturing ABS series into conduit	$(34,525	)(1)	$(78,008	) (5)
Amortizing term series financing	—		(1,246	) (6)
New Term ABS transactions	(13,046	)(2)	(12,632	) (7)
Issuance of BB bonds	5,364	(3)	—
Paired series transactions	(7,106	)(4)	—

	(49,313)		(91,886)

Loss on replenishment of receivables to the Metris Master Trust	(21,890)		(71,353)
Discount accretion	180,187		185,287
Interest-only revenue:
Gross yield (8)	1,198,785		1,363,721
Principal defaults	(662,263)		(955,505)
Interest expense and servicing fees	(229,336)		(190,831)

	307,186		217,385

Change in fair value of retained interests in loans securitized	781		94,202
Transaction and other costs	(15,253)		(91,018)

Securitization income	$401,698		$242,617

(1) Loss represents $204 million retained bond (18.5% required subordination) discounted at 16% for 15 months and a $33 million spread account floor discounted at 16% for 15 months, partially offset by the present value of future 15 months assumed excess spread discounted at 30%.

(2) Loss represents $89 million retained bond (14.0% required subordination, including the issuance of BB bonds) discounted at 15% for 23 months, partially offset by the present value of future 20 months assumed excess spread discounted at 30%.

(3) Gain represents the reversal of the remaining discount (16% over 21 months) on a $53 million retained bond, partially offset by a $7 million interest reserve account discounted at 16% for 21 months and increased interest expense on $53 million of BB bonds discounted monthly at 30%.

(4) Loss represents $74 million retained bond (9.0 to 9.5% required subordination) discounted at 15% for 2.3 months and a $4.6 million decrease in the interest-only strip receivable.

(5) Loss represents discount on a $250 million retained bond (18.5% required subordination) at 16% for 24 months and a $47 million spread account floor discounted at 15.25% for 24 months, partially offset by the present value of future 24 months assumed excess spread discounted at 30%.

(6) Loss represents discount on a $113 million retained bond (18.5% required subordination) at 16% for one month, partially offset by the present value of future assumed excess spread discounted at 30%.

(7) Loss represents discount on $27 million retained bond (12% required subordination) discounted at 16% for 36 months and a $7 million spread account floor discounted at 15.25% for 36 months, partially offset by the present value of future 36 months assumed excess spread discounted at 30%.

(8) Includes cash flows from finance charges, late, overlimit, debt waiver and cash advance fees, bad debt recoveries and interchange income.

     “Loss on new securitizations of receivables to the Metris Master Trust” was $49.3 million for the nine-month period ended September 30, 2005, a decrease of $42.6 million or 46.4% from $91.9 million for the nine-month period ended September 30, 2004. The improvement was primarily due to lower weighted average months to maturity and enhancement levels on securitization transactions and higher excess spread assumptions used in calculating the loss on new securitization.
     “Loss on replenishment of receivables to the Metris Master Trust” was $21.9 million for the nine-month period ended September 30, 2005, a decrease of $49.5 million or 69.3% from $71.4 million for the nine-month period ended September 30, 2004. The improvement was primarily due to higher excess spread assumptions and lower weighted average months to maturity on outstanding securitization transactions used in calculating the loss on replenishment.
     “Discount accretion” was $180.2 million for the nine months ended September 30, 2005, a $5.1 million decrease from $185.3 million for the nine months ended September 30, 2004. The decrease was primarily due to lower securitization borrowing and restricted cash levels.
     “Interest-only revenue” was $307.2 million for the nine-month period ended September 30, 2005, an $89.8 million or 41.3% increase from $217.4 million for the nine-month period ended September 30, 2004. The increase was primarily due to a 260-basis-point increase in average excess spread in the Metris Master Trust, partially offset by a $1.1 billion reduction in average principal receivables in the Metris Master Trust.
     “Change in fair value of retained interests in loans securitized” was $0.8 million for the nine-month period ended September 30, 2005, a $93.4 million or 99.2% decrease from $94.2 million for the nine-month period ended September 30, 2004. The decrease is primarily due to an $88.5 million larger reduction in fair market value primarily related to the impact of receivable attrition on a higher interest-only strip receivable and a $25.5 million smaller increase in the fair market value of the interest-only strip receivable related to a smaller change in excess spread assumptions for the nine-month period. These decreases were partially offset by a $10.3 million increase in fair value associated with a decrease in the discount rate on contractual retained interest, excess transferor’s interest and spread accounts receivable in the first quarter of 2005 and a $10.2 million larger increase in fair value primarily related to interest earned on cash balances at the Metris Master Trust.
     “Transaction and other costs” were $15.3 million for the nine-month period ended September 30, 2005, a $75.7 million or 83.2% decrease from $91.0 million for the nine-month period ended September 30, 2004. The decrease is primarily due to fees incurred in 2004 related to establishing a two-year financing conduit and commitment fees to insure future asset-backed transactions.
     “Servicing income on securitized receivables” was $85.6 million for the nine-month period ended September 30, 2005, a $17.0 million or 16.6% decrease from $102.6 million for the nine-month period ended September 30, 2004. This decrease reflects a $1.1 billion reduction in average principal receivables held by the Metris Master Trust between the two periods.
     “Credit card loan and other interest income” and “Credit card loan fees, interchange and other income,” totaled $15.7 million for the nine-month period ended September 30, 2005, an $18.8 million or 54.5% decrease from $34.5 million for the nine-month period ended September 30, 2004. The cumulative decrease resulted primarily from the $61.4 million reduction in average owned credit card loans between the two periods.
     “Enhancement services income” was $9.2 million for the nine-month period ended September 30, 2005, a $10.9 million or 54.2% decrease from $20.1 million for the nine-month period ended September 30, 2004. The decrease resulted primarily from the declining number of memberships in a declining portfolio following the sale of our membership club and warranty business in 2003.
     “Interest expense” was $16.4 million for the nine-month period ended September 30, 2005, a $30.3 million or 64.9% decrease from $46.7 million for the nine-month period ended September 30, 2004. This decrease resulted primarily from the $238.5 million decrease in average debt outstanding between the two periods.
     “Marketing” expenses were $87.5 million for the nine-month period ended September 30, 2005, a $38.7 million or 79.3% increase from $48.8 million for the nine-month period ended September 30, 2004. This increase resulted from an increase in new credit card accounts, an increase in overall account marketing to offset a decline in customer response rates consistent with current trends in the industry and an increase in partnership marketing expenditures during the nine- month period. This increase was partially offset by a reduction in expenses associated with the termination of our obligations under a temporary servicing arrangement with the purchaser of our membership club and warranty business.

     “Data processing services and communications,” “Credit protection claims expense” and “Occupancy and equipment” totaled $64.2 million for the nine-month period ended September 30, 2005, a $10.9 million or 14.5% decrease from $75.1 million for the nine-month period ended September 30, 2004. This decrease resulted primarily from a reduction in the costs required to service fewer average gross active accounts.
     “Other” expenses were $74.6 million for the nine-month period ended September 30, 2005, a $0.5 million or 0.7% decrease from $75.1 million for the nine-month period ended September 30, 2004. The following table illustrates the components of “Other” expenses for the nine-month periods ended September 30, 2005 and 2004, respectively.
Table 4: Other Expenses
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
MasterCard / Visa assessment and fees	$5,864	$4,981
Credit card fraud losses	1,624	1,639
Legal fees	5,139	4,935
Collection and risk management	8,721	10,568
Other professional fees	14,314	14,727
Purchased portfolio premium amortization	4,560	6,743
Asset impairment, lease write-offs and severance	283	4,515
Debt prepayment expenses	21,027	4,879
General and administrative expenses and other	13,021	22,108

Total other expenses	$74,553	$75,095

     Included in debt prepayment expenses for the nine months ended September 30, 2005, is approximately $18 million related to prepayments on our Term Loan due May 2007. The remaining debt prepayment expenses for the nine-month period related to prepayments on our Senior Notes due July 2006. Included in debt prepayment expenses for the nine months ended September 30, 2004, are $4.5 million in costs related to the prepayment of our $125 million senior secured credit agreement due June 2004. The remainder of the debt prepayment costs for the nine months ended September 30, 2004, related to the prepayment of our $100 million 10% senior notes due November 2004.
     Included in asset impairment, lease write-offs and severance for the nine-month period ended September 30, 2004, is approximately $3.9 million of severance related expenses.
     The decrease in general and administrative expenses and other for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, resulted primarily from a $2.3 million decrease related to technology licensing fees, a $2.0 million reduction in certain insurance costs, a $0.9 million reduction in the mark to market on interest rate caps and a $0.9 million reduction in claims expense associated with our declining enhancement services business.
     “Income tax expense” was $52.8 million for the nine months ended September 30, 2005, compared to $20.0 million for the prior year period. This resulted in an effective tax rate of 31.7% for the nine-month period ended September 30, 2005, compared to 37.7% in the prior year period. The decrease in the effective tax rate is primarily due to a $4.7 million reduction in tax liabilities, including interest income, associated with approval of a federal tax refund and $3.4 million from a reduction in the deferred tax asset valuation allowance based on current earnings for the nine-month period ended September 30, 2005.

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
     The following table summarizes our “Retained interests in loans securitized” as of September 30, 2005, and December 31, 2004, respectively.
Table 5: Retained interest in loans securitized
(In thousands)

	September 30,	December 31,
	2005	2004
Contractual retained interests	$542,129	$537,945
Excess transferor’s interests	146,056	105,237
Interest-only strip receivable	110,330	82,672
Spread accounts receivable	52,628	58,281

Retained interests in loans securitized	$851,143	$784,135

     The contractual retained interests were $542.1 million as of September 30, 2005, a $4.2 million or 0.8% increase from $537.9 million as of December 31, 2004. The increase resulted from a slight increase in the weighted average enhancement level and a 6.4 month decrease in the weighted average months to maturity on the outstanding series in the Metris Master Trust, partially offset by a $623 million reduction in securitization borrowings outstanding in the Metris Master Trust.
     The excess transferor’s interests were $146.1 million as of September 30, 2005, a $40.9 million or 38.9% increase from $105.2 million as of December 31, 2004. The increase was due primarily to the pay down of our variable funding conduits.
     The interest-only strip receivable was $110.3 million as of September 30, 2005, a $27.6 million or 33.4% increase from $82.7 million as of December 31, 2004. The increase was due to higher projected excess spreads from receivables held in the Metris Master Trust, partially offset by a $639.0 million reduction in ending principal receivables in the Metris Master Trust. The projected excess spread has increased from 2.58% at December 31, 2004, to 3.77% at September 30, 2005, primarily due to a decrease in the projected principal default rates, partially offset by a net yield compression resulting from a projected increase in interest rates.

     Spread accounts receivable were $52.6 million as of September 30, 2005, a $5.7 million or 9.8% decrease from $58.3 million as of December 31, 2004. The decrease is primarily due to the release of all cash restricted due to performance, partially offset by an increase in cash restricted related to our paired series financing. For more information on cash restricted from release, see the Off-Balance Sheet Arrangements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 30.
     At least quarterly, we adjust our valuation of the “Retained interests in loans securitized” to reflect changes in the amount and expected timing of future cash flows. The significant factors that affect the timing and amount of cash flows relate to collateral assumptions, which include payment rate, default rate, gross yield and discount rate. These values can, and will, vary as a result of changes in the amount and timing of the cash flows and the underlying economic assumptions. The discount rates used to estimate the fair value of the retained interest assets are commensurate with the risk associated with the underlying expected future cash flows. Indicators of the level of risk inherent in the portfolio include delinquency and loss rates and expectations surrounding interest rates. Other factors that would impact the risk assessment include changes to our corporate capital structure, corporate debt ratings or securitization enhancement levels. Changes in expectations as to the level of risk related to future cash flows may result in changes to the discount rate assumptions. (See Critical Accounting Estimates on pages 19-20 for more information on the valuation of “Retained interests in loans securitized.”)
     The significant assumptions we used in estimating the fair value of the “Retained interests in loans securitized” as of September 30, 2005 and December 31, 2004, are as follows:
Table 6: Significant assumptions used for estimating the fair value of retained interests

	September 30,	December 31,
	2005	2004
Monthly principal payment rate	6.7%	5.9%
Gross yield (1)	26.2%	25.9%
Annual interest expense and servicing fees	5.8%	5.0%
Annual gross principal default rate	16.7%	18.4%
Discount rate:
Contractual retained interests / Excess transferor’s interests / Spread accounts receivable	15.0%	16.0%
Interest-only strip receivable	30.0%	30.0%
Weighted average months-to-maturity	13.7	20.1
Weighted average enhancement level (2)	12.7%	12.1%
Gross receivables held in the Metris Master Trust, net of discount (3)	94.0%	92.3%

(1) Includes expected cash flows from finance charges, late and overlimit fees, debt waiver premiums and bad debt recoveries. Gross yield for purposes of estimating fair value does not include cash flows from interchange income or cash advance fees.

(2) Includes contractual retained interests and required minimum spread reserve deposits.

(3) Represents the ratio of “Retained interests in loans securitized” (contractual retained interests, excess transferor’s interest, spread accounts receivable and interest-only strip receivable) plus investors interests in securitized receivables accounted for as sales to gross receivables in the Metris Master Trust plus the gross spread accounts receivable.

     At least quarterly, we review and adjust, as appropriate, the assumptions and estimates used in our model based on a variety of internal and external factors, including national and economic trends and business conditions, current lending policies, procedures and strategies, historical trends and assumptions about future trends, competition and legal and regulatory requirements. Effective March 31, 2005, we reduced the discount rate applied to the contractual retained interests, excess transferor’s interest and spread accounts receivable from 16.0% to 15.0%. The discount rates were reduced to reflect a decrease in the overall risk of the assets in the Metris Master Trust. Indicators of the reduced level of risk in the portfolio include improvements in credit quality and excess spreads, corporate debt rating upgrades, improvements in securitization enhancement levels (required subordination levels determined by our rating agencies) and improved access to the securitization markets.
     Subsequent to September 30, 2005, the Company closed on Series 2005-2. This transaction included bonds issued from AAA to BBB and was priced at a weighted average spread to LIBOR of 16 basis-points and required a 17.5% enhancement level excluding BB bonds and an 11.0% enhancement level including BB bonds, which were structured but not sold. These enhancement levels represent improvements of 350 basis-points and 300 basis-points, respectively, over Series 2005-1 levels. As the transaction was closed in the fourth quarter of 2005, discount rates will be reassessed during the fourth quarter of 2005 as it relates to the improvement in the enhancement levels among other factors.
Credit card receivables
     Direct Merchants Bank originates all of our credit card accounts. The receivables on nearly all of those accounts are currently being funded through asset-backed securitizations with one of our special purpose entity subsidiaries, MRI, and the Metris Master Trust. These securitizations are treated as sales under GAAP and the receivables are removed from our consolidated balance sheets when transferred to the Metris Master Trust. Following the sale, the Bank retains ownership of the cardholder relationship and services all receivables held by the Metris Master Trust.
     As a result of our current funding strategies, our owned credit card receivable portfolio has decreased significantly over the past two years. Currently, the receivables held by Direct Merchants Bank are primarily secured credit card receivables which are secured by a cardholder deposit held by the Bank. Also, within the normal course of business, MCI and its other non-bank subsidiaries may hold receivables on their balance sheets.
     The following tables illustrate the credit card loans outstanding, delinquency ratios and net charge-offs of our owned credit card receivables portfolio as of the dates and for the periods indicated.
Table 7: Loan Delinquency
(Dollars in thousands)

	September 30,	% of	December 31,	% of	September 30,	% of
	2005	Total	2004	Total	2004	Total
Loans outstanding	$4,231	100%	$68,230	100%	$70,389	100%
Loans contractually delinquent:
30 to 59 days	194	4.6%	1,750	2.6%	2,445	3.5%
60 to 89 days	191	4.5%	1,722	2.5%	1,873	2.6%
90 or more days	525	12.4%	4,309	6.3%	4,568	6.5%

Total	$910	21.5%	$7,781	11.4%	$8,886	12.6%

     The increase in the owned delinquency rate as of September 30, 2005 compared to both December 31, 2004, and September 30, 2004, resulted from the sale of approximately $52 million in credit card loans from Direct Merchants Bank to MCI, and subsequently to the Metris Master Trust, during the quarter ended June 30, 2005. The increased delinquency rate results from the nature and credit quality of the remaining owned credit card receivables.

Table 8: Net Charge-offs
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Average credit card loans	$5,588	$72,581	$32,010	$93,363
Net charge-offs	1,335	2,491	4,272	27,970
Net charge-off ratio (annualized)	94.8%	13.6%	17.8%	40.0%

Balance Sheet Analysis
     Cash and Cash Equivalents and Available for Sale Securities
     “Cash and cash equivalents” and “Available for sale securities” totaled $167.1 million as of September 30, 2005, a decrease of $230.0 million or 57.9% from $397.1 million as of December 31, 2004. This decrease resulted primarily from the $375.0 million in optional debt prepayments made between the two periods, partially offset by $147.6 million of cash generated from operations and net receivable attrition.
     Net Credit Card Loans
     “Credit card loans, net of allowance for loan losses of $1,645 and $12,409, respectively” were $2.6 million as of September 30, 2005, a decrease of $53.2 million or 95.3% from $55.8 million at December 31, 2004. The decrease resulted primarily from the sale of approximately $52 million of credit card loans from Direct Merchants Bank to MCI, and subsequently to the Metris Master Trust, during the second quarter of 2005.
     Other Receivables due from Credit Card Securitizations, Net
     “Other receivables due from credit card securitizations, net” were $80.9 million as of September 30, 2005, an increase of $12.9 million or 19.0% from $68.0 million at December 31, 2004. The increase resulted primarily from the 363-basis-point improvement in the three month average excess spread in the Metris Master Trust of 8.49% as of September 30, 2005 compared to 4.86% as of December 31, 2004.
     Other Assets
     “Other assets” were $51.7 million as of September 30, 2005, a decrease of $20.8 million or 28.7% from $72.5 million at December 31, 2004. This decrease resulted primarily from a $10.4 million reduction in capitalized debt fees following the prepayment of corporate debt, a $4.6 million decrease related to amortization of purchase portfolio premium and a $4.1 million reduction in certain receivables related to the termination of our obligations under a temporary servicing arrangement with the third-party purchaser of our membership club and warranty business.
     Debt
     “Debt” decreased $373.6 million from December 31, 2004. This decrease resulted primarily from the optional prepayments totaling $225 million made on our Term Loan due May 2007 and the $150 million in optional prepayments and repurchases made on our Senior Notes due July 2006 during the nine-months ended September 30, 2005.
     Accrued Expenses and Other Liabilities
     “Accrued expenses and other liabilities” were $162.1 million at September 30, 2005, an increase of $39.2 million or 31.9% from $122.9 million at December 31, 2004. The increase was due primarily to a $36.5 million increase in tax related liabilities.

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
     The Metris Master Trust was formed in May 1995 pursuant to a pooling and servicing agreement, as amended. MRI, one of our special purpose entity subsidiaries, transfers receivables in designated accounts to the Metris Master Trust. The Metris Master Trust may, and does from time to time, issue securities that represent undivided interests in the receivables in the Metris Master Trust. These securities are issued by series, and each series typically has multiple classes of securities. Each series, or class within a series, may have different terms. The different classes of an individual series are structured to obtain specific debt ratings. As of September 30, 2005, 14 series of publicly and privately issued securities were outstanding. MRI currently retains the most subordinated class of securities in each series and the Class D securities in Series 2005-2. All other classes are issued to non-affiliated third parties. The securities issued are interests in the Metris Master Trust only and are not obligations of MRI, MCI, Direct Merchants Bank or any other subsidiary of the Company. The interests in the Metris Master Trust not represented by any series of securities issued by the Metris Master Trust, known as the excess transferor’s interests, as well as the most subordinate class required for all issued securities, known as retained interests, belong to MRI.
     Generally, each series involves an initial reinvestment period, referred to as the “revolving period,” in which principal payments on receivables allocated to such series are returned to MRI and reinvested in new principal receivables arising in the accounts. After the revolving period ends, principal payments allocated to the series are then accumulated and used to repay the investors. This period is referred to as the “accumulation period,” which is followed by a “controlled amortization period” wherein investors are repaid their invested amount. As of September 30, 2005, the Metris Master Trust had two series in an accumulation period and did not have any series in a controlled amortization period. As of September 30, 2005 Series 2000-3 was fully accumulated at $500 million, in advance of its October and November 2005 maturities. Series 1999-3 was partially accumulated at $104 million and the Series will be fully accumulated in advance of its November 2005 maturity. The scheduled accumulation and amortization periods are set forth in the securitization agreements governing each series. However, all series set forth certain events by which amortization can be accelerated, referred to as “early amortization.” Reasons early amortization could occur include: (i) three-month average of portfolio collections, less principal and finance charge charge-offs, financing costs and servicing costs, would drop below levels between 0.0% and 1.0%; (ii) negative transferor’s interest within the Metris Master Trust, or; (iii) failure to obtain funding during an accumulation period for a maturing series. New receivables in designated accounts cannot be funded from a series that is in early amortization. We do not currently have any series that are in early amortization.
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
     The cash restricted from release is limited to the amount of excess spread generated in the Metris Master Trust on a cash basis. During periods of lower excess spreads, the maximum amount of cash required to be restricted in the Metris Master Trust may not be generated. During those periods, all excess cash normally released to MRI will be restricted from release. Once the maximum amount of cash required to be restricted is restricted from release or excess spreads improve, cash can again be released to MRI. Table 9 presents the cash restricted from release as of September 30, 2005 and December 31, 2004, respectively.

Table 9: Cash Restricted from Release
(In thousands)

	September 30,	December 31,
	2005	2004
Cash restricted due to performance	$—	$36,367
Cash restricted due to corporate debt ratings	13,187	13,187
Other non-performance based cash restricted	53,114	37,770

Total cash restricted	$66,301	$87,324

     The $36.4 million decrease in total cash restricted due to performance from December 31, 2004 to September 30, 2005, resulted from improving excess spreads in the Metris Master Trust. The increase in other non-performance based cash restricted primarily relates to cash required to be restricted on our paired series financing.
     The following table generally illustrates the maximum amount of cash (as a percentage of outstanding securitized principal receivables) that could be held by the Metris Master Trust Trustee as additional collateral if the one-month or three-month average excess spread of the Metris Master Trust were within various ranges:
Table 10: Maximum Cash Restricted in the Metris Master Trust

Cash Basis Net	Maximum
Excess Spread	Restricted
greater than 5.5%	—
5.0% - 5.5%	0.5% - 1.0%
4.5% - 5.0%	0.5% - 1.5%
4.0% - 4.5%	1.0% - 2.0%
3.5% - 4.0%	1.0% - 3.0%
3.0% - 3.5%	1.0% - 4.0%
less than 3.0%	4.5% - 5.0%
     As a result of the recent increase in bankruptcy filings, we expect the fourth quarter 2005 excess spread in the Metris Master Trust to be at levels that will require us to restrict additional cash during the first half of 2006. We expect to have adequate liquidity during the period cash is restricted from release to the Company. For more information on the impact of increased bankruptcy filings see the Business Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 16-17.
     On a monthly basis, each series is allocated its share of finance charge and fee collections, which are used to pay investors interest on their securities, pay their share of servicing fees and reimburse them for their share of losses due to charge-offs. Amounts remaining may be deposited in cash accounts of the Metris Master Trust as additional protection for future losses. Once each of these obligations is fully met, remaining finance charge collections, if any, are returned to us. Principal receivables held by the Metris Master Trust were $5.5 billion and $6.1 billion as of September 30, 2005 and December 31, 2004, respectively.

     The following table shows the average annualized yields, defaults, costs and excess spreads for the Metris Master Trust on a cash basis:
Table 11: Weighted Average Annualized Yields, Defaults, Costs and Excess Spreads
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Gross yield (1)	28.49%	26.49%	28.40%	26.91%
Annual principal defaults	13.88%	16.79%	15.50%	18.43%

Net portfolio yield	14.61%	9.70%	12.90%	8.48%
Annual interest expense and servicing fees	6.12%	4.12%	5.63%	3.81%

Net excess spread	8.49%	5.58%	7.27%	4.67%

(1) Includes cash flows from finance charges, late, overlimit, debt waiver and cash advance fees, bad debt recoveries and interchange income.
     The following table shows the principal receivables and delinquent principal receivables in the Metris Master Trust:
Table 12: Principal Receivables
(Dollars in thousands)

	September 30,	December 31,	September 30,
	2005	2004	2004
Principal receivables	$5,478,683	$6,117,669	$6,304,711
2-cycle plus delinquent principal receivables	$369,568	$470,442	$514,011
Principal delinquency ratio	6.8%	7.7%	8.2%
     Additional information regarding off-balance sheet arrangements is set forth under Liquidity, Funding and Capital Resources below. Additional information regarding the accounting for our “Retained interests in loans securitized” can be found under Critical Accounting Estimates on pages 19-20 of this Report.
Liquidity, Funding and Capital Resources
     One of our primary financial goals is to maintain an adequate level of liquidity through active management of our assets and liabilities. Liquidity management is a dynamic process, affected by changes in the characteristics of our assets and liabilities, short- and long-term interest rates and by the capital markets. We use a variety of financing resources to manage liquidity, funding and interest rate risks. Table 13 summarizes our funding and liquidity as of September 30, 2005 and December 31, 2004, respectively.

Table 13: Liquidity, Funding and Capital Resources
(In thousands)

		September 30, 2005			December 31, 2004
		MCI and non-bank			MCI and non-bank
	DMCCB	subsidiaries	Consolidated	DMCCB	subsidiaries	Consolidated
Cash and due from banks	$25,427	$(179)	25,248	$25,340	$(142)	25,198
Federal funds sold	22,005	—	22,005	22,450	—	22,450
Short-term investments	1,248	57,538	58,786	12,599	30,471	43,070
Available for sale securities	26,000	35,100	61,100	107,138	199,271	306,409

Total liquid assets	$74,680	$92,459	$167,139	$167,527	$229,600	$397,127

     The following tables detail our outstanding on- and off-balance sheet funding as of September 30, 2005 and December 31, 2004, respectively, including any unused capacity as of those dates.
Table 14: Outstanding On- and Off-Balance Sheet Funding
(In thousands)

	September 30, 2005		December 31, 2004
	Outstanding	Unused Capacity	Outstanding	Unused Capacity
On-balance sheet funding
10.125% senior notes — July 2006	—	N/A	148,624	N/A
Term loan — May 2007	—	N/A	225,000	N/A

Total	$—	N/A	$373,624	N/A

Off-balance sheet asset-backed funding
Metris Master Trust:
Term asset-backed securitizations with various maturities through February 2009	4,647,150	—	4,950,000	—
Conduits — maturing April 2006	40,000	160,000	360,000	840,000

Total	$4,687,150	$160,000	$5,310,000	$840,000

Off-balance sheet paired series conduit funding
Series 05-A (paired with Series 2000-3), matures November 2005	500,000	—	—	—
Series 05-B (paired with Series 1999-3), matures December 2005	100,000	200,000	—	—

Total	$600,000	$200,000	$—	$—

     We had the following term asset-backed securitizations outstanding as of September 30, 2005:
Table 15: Outstanding Term Asset-Backed Securitizations

Term asset-backed securitization	Amount (in thousands)	Expected final payment date(s)
Series 2000-3	$500,000	October 20, 2005 and November 21, 2005
Series 1999-3	300,000	November 21, 2005
Series 2001-2	750,000	May 22, 2006 and June 20, 2006
Series 1999-2	500,000	July 20, 2006
Series 2004-2	652,800	October 20, 2006
Series 2005-1	544,350	March 20, 2007
Series 2004-1	200,000	April 20, 2007
Series 2002-4	600,000	May 21, 2007
Series 2002-1	300,000	January 20, 2009 and February 20, 2009
Series 2002-2	300,000	January 20, 2009 and February 20, 2009

Total	$4,647,150

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
     As of September 30, 2005 and December 31, 2004, we had $4.7 million and $5.5 million in letters of credit issued, respectively, under a letter of credit facility agreement. We have pledged 100% collateral against our letters of credit, which is classified in “Other assets” on the consolidated balance sheets.
     As of September 30, 2005, our contractual cash obligations during the next 12 months are as follows:
Table 16: Contractual Cash Obligations
(In thousands)

Operating leases	$7,610
Deposits	2,225
Contractual purchase obligations	50,144

Total	$59,979

     In addition to contractual cash obligations, open-to-buy on credit card accounts was $6.6 billion as of September 30, 2005. While these amounts represent the total lines of credit available to our customers, we have not experienced, and do not anticipate that we would experience, all of our customers exercising their entire available credit line at any given point in time. We also have the right to increase, reduce, cancel, alter or amend the terms for those available lines of credit at any time.
     The Company issued $52.8 million of asset-backed securities from the Metris Secured Note Trust 2004-2 during January 2005. These asset-backed securities are set to mature on October 20, 2006, and were rated Ba2/BB+ by Moody’s and Fitch Inc. (“Fitch”), respectively. Proceeds from the issuance were used to make an optional $50 million prepayment on the Company’s Senior Notes due 2006. In February 2005, we announced the defeasance of the $900 million Series 2002-3 asset-backed securities from the Metris Master Trust. Series 2002-3 was defeased through use of the two-year conduit facility and was scheduled to mature in May 2005. Also in February 2005, the Company reduced its conduit capacity from $1.2 billion to $1.0 billion. In April 2005, the Company issued $544 million in Series 2005-1 asset-backed securities from the Metris Master Trust. In October 2005, the Company issued $500 million in Series 2005-2 asset-backed securities from the Metris Master Trust. We expect our receivable funding needs for the remainder of 2005 and 2006 will be covered by future asset-backed securitizations (“ABS”) issuances and, to a lesser extent, further portfolio attrition. The Company currently has $160 million of conduit capacity available and will have an additional $800 million in conduit capacity available following the fourth quarter 2005 term ABS maturities. The Company also has $900 million in remaining commitment from MBIA to provide insurance coverage on future ABS transactions, of which $600 million is currently available. An additional $300 million will become available when series 1999-3 matures on November 21, 2005.

     During the second quarter of 2005, the Company used proceeds from the Bank’s permanent capital reduction and existing “Short-term investments” to make optional prepayments totaling $225 million on its Term Loan due May 2007, resulting in approximately $18.0 million in costs and charges. As a result of the cumulative prepayments, MCI paid off, in full, its remaining obligations owed under its $300 million senior secured credit agreement, effectively terminating the credit agreement. During May 2005, the Company made three optional prepayments totaling $21 million on its unsecured 10.125% Senior Notes due July 2006. During the third quarter of 2005, the Company made additional optional prepayments of $30.0 million and $49.1 million on its Senior Notes. As a result of these prepayments, the Company eliminated all of its corporate debt.
     Our deposits and unsecured debt are rated by Moody’s, S&P and Fitch. Factors affecting the various ratings include the overall health of the global and national economy, specific economic conditions impacting the subprime consumer finance industry and our overall financial performance, including earnings, credit losses, delinquencies, excess spreads in the Metris Master Trust and our overall liquidity. Certain of our term asset-backed securitizations require the restriction of cash if our corporate debt ratings fall below certain levels. The following illustrates the current debt and long-term deposit ratings of MCI and Direct Merchants Bank:

	Moody's	S & P	Fitch
Metris Companies Inc.
Senior unsecured debt	B3	B-	B-
Direct Merchants Bank
Long-term deposits	Ba3	BB-	B
     As of September 30, 2005, the Company’s “Total stockholders’ equity” was $1.1 billion, or 17.9% of total managed assets, compared to $947.3 million or 13.9% of total managed assets as of December 31, 2004. In the normal course of business, Direct Merchants Bank enters into agreements, or is subject to regulatory requirements, that result in cash, debt, dividend or other capital restrictions. Direct Merchants Bank and MCI have entered into a Capital Assurance and Liquidity Maintenance Agreement (“CALMA”) that requires MCI to make such capital infusions or provide the Bank with financial assistance so as to permit the Bank to meet its liquidity and capital requirements. Direct Merchants Bank also entered into a Liquidity Reserve Deposit Agreement (“LRDA”) under which the Bank has established restricted deposits with third-party depository institutions for the purpose of supporting Direct Merchants Bank’s funding needs. These deposits are invested in short-term liquid assets and are classified on the consolidated balance sheets as the “Liquidity reserve deposit.” As of September 30, 2005 and December 31, 2004, the balance in the liquidity reserve accounts was $86.3 million and $79.7 million, respectively.
     MCI and Direct Merchants Bank have a Modified Operating Agreement with the Office of the Comptroller of the Currency (“OCC”), which was amended on April 7, 2005, and requires, among other things, that:
•	The Bank must maintain minimum Tier 1 capital of $100 million, unless otherwise approved by the OCC.

•	The Bank may continue to pay dividends in accordance with applicable statutory and regulatory requirements provided capital remains at the required level.

•	The Bank must maintain liquid assets at the greater of $35 million or 100% of the average highest daily funding requirement for managed receivables, which was $34.5 million at September 30, 2005.

•	The Bank must comply with the terms of the LRDA and the CALMA.

•	MCI must comply with the CALMA.
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
     Direct Merchants Bank is subject to certain capital adequacy guidelines issued by the OCC. Quantitative measures established by regulation to ensure capital adequacy require Direct Merchants Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital (as defined) to average assets (as defined). Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary action, by regulators that, if undertaken, could have a direct material adverse effect on our financial condition. Furthermore, FFIEC guidelines indicate that an institution with a concentration in subprime lending should hold one and one-half to three times the normal minimum capital required. At both September 30, 2005 and December 31, 2004, Direct Merchants Bank Tier 1 risk-based capital ratio (of 168.9% and 112.3%, respectively), risk-based total capital ratio (of 169.3% and 113.6%, respectively) and Tier 1 leverage ratio (of 53.1% and 70.5%, respectively) far exceeded the minimum required capital levels, and Direct Merchants Bank was considered a “well-capitalized” depository institution under regulation of the OCC.
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
Table 17: Managed Loan Portfolio
(Dollars and accounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Account Originations:
Partner	63	28	135	52
Non-partner	186	90	442	220

Total account originations	249	118	577	272

		As of
	September 30,	December 31,	September 30,
	2005	2004	2004
Gross active accounts:
Historical vintages (1)	1,355	1,678	1,802
New vintages (1)	858	499	375

	2,213	2,177	2,177

Period-end loans
Historical vintages (1)	$4,576,709	$5,787,904	$6,164,106
New vintages (1)	1,251,844	792,316	617,358

	$5,828,553	$6,580,220	$6,781,464

(1) New vintages include credit card account originations between 2003 and 2005. Historical vintages include credit card account originations and portfolio purchases prior to 2003.

Table 17: Managed Loan Portfolio (continued)
(Dollars in thousands)

	September 30,	% of	December 31,	% of	September 30,	% of
	2005	Total	2004	Total	2004	Total
Period-end balances:
Credit card loans	$4,231		$68,230		$70,389
Receivables held by the Metris Master Trust	5,824,322		6,511,990		6,711,075

Managed	$5,828,553		$6,580,220		$6,781,464

Loans contractually delinquent:
Credit card loans	$910	21.5%	$7,781	11.4%	$8,886	12.6%
Receivables held by the Metris Master Trust	466,414	8.0%	593,819	9.1%	648,321	9.7%

Managed	$467,324	8.0%	$601,600	9.1%	$657,207	9.7%

     The decrease in the managed delinquency rates as of September 30, 2005 over December 31, 2004 and September 30, 2004, primarily reflects an improvement in credit quality in the Metris Master Trust. Management believes the improvement in credit quality is more than seasonal and reflects the improvements we have made in collections, account management and new credit card account underwriting. The increased delinquency rate in the owned credit card loans results from the nature and credit quality of the remaining owned credit card receivables.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2005		2004		2005		2004
Average balances:
Credit card loans	$5,588		$72,581		$32,010		$93,363
Receivables held in the Metris Master Trust	5,889,518		6,892,481		6,084,169		7,311,173

Managed	$5,895,106		$6,965,062		$6,116,179		$7,404,536

Net charge-offs:
Credit card loans	$1,335	94.8%	$2,491	13.6%	$4,272	17.8%	$27,970	40.0%
Receivables held in the Metris Master Trust	177,632	12.0%	253,781	14.6%	607,620	13.4%	888,952	16.3%

Managed	$178,967	12.0%	$256,272	14.6%	$611,892	13.4%	$916,922	16.5%

     The managed net charge-off rate was 12.0% for the three-month period ended September 30, 2005, compared to 13.5% for the prior quarter and 14.6% for the quarter ended September 30, 2004. For the nine-month period ended September 30, 2005 and September 30, 2004, the managed net charge-off ratio was 13.4% and 16.5%, respectively. These improvements resulted primarily from the improved credit quality of receivables in the Metris Master Trust.
     We charge-off bankrupt accounts within 60 days of formal notification. Charge-offs due to bankruptcies were $82.1 million or 32.4% of total managed gross charge-offs for the quarter ended September 30, 2005, and $94.4 million or 26.0% of total managed gross charge-offs for the quarter ended September 30, 2004. Charge-offs due to bankruptcies were $250.7 million or 32.4% of total managed gross charge-offs for the nine-month period ended September 30, 2005, and $310.0 million or 24.3% of managed gross charge-offs for the nine-month period ended September 30, 2004. In addition to those bankrupt accounts that were charged-off, we received formal notification of $53.4 million and $49.7 million of managed bankrupt accounts that had not been charged off as of September 30, 2005 and 2004, respectively.

     Total managed loans decreased $751.7 million and $952.9 million to $5.8 billion as of September 30, 2005, compared to $6.6 billion and $6.8 billion as of December 31, 2004 and September 30, 2004, respectively. The decrease in managed loans from both December 31, 2004, and September 30, 2004, to September 30, 2005, resulted primarily from the charging-off of higher balance historical vintage receivables, which are being replaced with new vintage lower balance receivables. These decreases also resulted from an increase in payment rates in the managed loan portfolio between the respective periods. The amount of credit card receivables in debt management programs was $404.6 million or 6.9% of total managed loans as of September 30, 2005, compared with $540.3 million or 8.2% of managed loans as of December 31, 2004. All delinquent receivables in debt management programs are included in Table 17.
Table 18: Equity Ratios
(Dollar and share counts in thousands, except per share amounts)

	September 30,	December 31,	September 30,
	2005	2004	2004
Equity to managed assets:
Total equity	$1,064,640	$947,302	$945,657
Total managed assets	$5,948,620	$6,791,478	$7,042,176

Ratio of equity to managed assets	17.9%	13.9%	13.4%

Common stockholders’ book value:
Common stockholders’ equity	$514,578	$432,757	$442,435
Common shares outstanding	58,492	58,127	58,044

Common stockholders’ book value per share	$8.80	$7.45	$7.62

Total stockholders’ equity	$1,064,640	$947,302	$945,657
Preferred securities on a converted basis	45,054	45,054	45,054
Diluted shares outstanding	103,546	103,181	103,098
Total book value per share on a converted basis	$10.28	$9.18	$9.17
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
     Our primary assets are “Credit card loans” and “Retained interests in loans securitized.” The majority of our owned receivables and the receivables held by the Metris Master Trust are priced at rates indexed to the variable Prime Rate. We fund “Credit card loans” through a combination of cash flows from operations, bank loans, long-term debt and equity issuances. Our securitized loans are held by the Metris Master Trust and bank-sponsored multi-seller commercial paper conduits and investors in term series securities issued by the Metris Master Trust, which have committed funding primarily indexed to variable commercial paper rates and LIBOR. As of September 30, 2005, the Company had no long-term debt. At September 30, 2005 and 2004, none of the securities issued out of the Metris Master Trust and conduit funding of securitized receivables were funded with fixed rate securities.

     In an interest rate environment with rates significantly above current rates, we partially mitigate the negative impact on earnings from higher interest expense by entering into interest rate cap contracts and, to a lesser extent, reviewing fixed rate funding alternatives.
     The approach we use to quantify interest rate risk is a sensitivity analysis, which we believe best reflects the risk inherent in our business. This approach calculates the impact on net income before income taxes from an instantaneous and sustained change in interest rates of 200-basis-points. In this analysis, interest rates on our floating rate debt are not allowed to decrease below 0%. Assuming that we take no counteractive measures, as of September 30, 2005, a 200-basis-point increase in interest rates affecting our floating rate financial instruments, including both debt obligations and receivables, would result in a decrease in net income before income taxes of approximately $22.4 million over the next 12 months relative to a base case, compared to an approximate $18.2 million decrease as of September 30, 2004. A decrease of 200-basis-points would result in an increase in net income before income taxes of approximately $18.4 million as of September 30, 2005, compared to an increase of $58.9 million as of September 30, 2004.
     The change in sensitivity for the 200-basis-point increase is primarily due to a smaller receivable base generating less incremental revenue and additional credit card receivables limited by interest rate caps, partially offset by less floating rate debt. The change in sensitivity for the 200-basis-point decrease is due to less receivables limited by interest rate floors and less floating rate debt.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2005. Based on that evaluation, our management, including the CEO and CFO, have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective. During the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     Reference is made to Part 1, Item 3 “Business, Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which summarizes a pending lawsuit initiated by the Company’s former chairman and chief executive officer against the Company, certain members of its current and/or former board of directors, and a number of other entities. Pretrial discovery in that lawsuit is scheduled to conclude December 1, 2005.
     In September 2002, a shareholder lawsuit was filed in the United States District Court for the District of Minnesota, naming the Company, Ronald N. Zebeck and David D. Wesselink as defendants. The plaintiffs represent a class of purchasers of Company common stock between November 5, 2001 and July 17, 2002. The lawsuit seeks damages in an unspecified amount. The complaint, as amended, alleges that defendants violated the federal securities laws in connection with statements made by the Company about its projected earnings during the periodic OCC Safety & Soundness Examination begun on or about November 5, 2001, which related to the Company’s reserve methodology and certain accounting practices, and in connection with the Company’s alleged failure to timely disclose the resulting impact of the OCC Report of Examination issued at the conclusion of its examination. On September 21, 2005, defendants filed motions for summary judgment, which are under consideration by the court.

     On July 12, 2005, the Company announced that it had received a Wells Notice from the staff of the SEC in connection with the previously-disclosed SEC investigation concerning the Company’s reporting and treatment of its allowance for loan losses for 2001, its valuation of “Retained interests in loans securitized” and other matters. The staff has subsequently informed the Company that it is the intention of the staff not to recommend that the SEC bring an enforcement action against the Company with respect to that investigation. The staff’s recommendation is subject to review and final action by the SEC, and there can be no assurance that the SEC will follow the staff’s recommendation.
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
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
     Plan of Acquisition
2.1	Agreement and Plan of Merger dated as of August 4, 2005 by and among HSBC Finance Corporation, HSBC Corporation I and Metris Companies Inc. (Incorporated by reference to Exhibit 2.1 to MCI’s Current Report on Form 8-K filed with the SEC on August 4, 2005 (File No. 1-12351)).
     Charter Documents:
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B dated April 26, 1999 (File No. 1-12351)).
(a)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated June 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K dated April 12, 2004 (File No. 1-12351)).

(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated September 19, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-3 dated September 29, 2000 (File No. 1-12351)).

(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated March 24, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B dated April 26, 1999 (File No. 1-12351)).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 1-12351)).

  Instruments Defining Rights:
4.1	Certificate of Designation of Series C Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 of MCI’s Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).
(a)	Amended and Restated Certificate of Designation of Series C Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to MCI’s Registration Statement on Form S-3 (File No. 333-82007)).
4.2	Certificate of Designation of Series D Junior Participating Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 of MCI’s Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.3	Registration Rights Agreement, dated as of December 9, 1998, between MCI and the Investors named therein (incorporated by reference to Exhibit 10.3 to MCI’s Current Report on Form 8-K dated December 22, 1998 (File No. 1-12351)).

4.4	Form of common stock certificate of MCI (incorporated by reference to Exhibit 4.3 to MCI’s Registration Statement on Form S-8 (File No. 333-91917)).
   Material Contracts:
10.1	Amendment to the Modified Operating Agreement between Direct Merchants Credit Card Bank, National Association and the Office of the Comptroller of the Currency dated April 7, 2005 (Incorporated by reference to Exhibit 99.1 to MCI’s Current Report on Form 8-K filed with the SEC on April 11, 2005 (File No. 1-12351)).

Certifications:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d 14(a).

32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRIS COMPANIES INC.
(Registrant)

Date: November 9, 2005	By: /s/ William A. Houlihan
William A. Houlihan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized
Officer of Registrant)